Form 10-Q
period 1996-03-31
THQ INC
filed 1996-05-13
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q
                              -------------------
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------     ---------------
                          Commission file No.: 0-18813

                                   T-HQ, INC.

             (Exact name of registrant as specified in its charter)

                New York                               13-3541686
     -------------------------------             -----------------------
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)               identification No.)

          5016 North Parkway Calabasas, Suite 100, Calabasas, CA 91302
                    (Address of principal executive offices)

                                  818-591-1310
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                         --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value:  4,431,104 shares (as of May 7, 1996).

                           T-HQ, INC. AND SUBSIDIARIES


                                      INDEX

Part I - Financial Information                                                             Page
                                                                                           ----
Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                        March 31, 1996 and December 31, 1995                                 3

                  Consolidated Statements of Operations -
                     for the Three Months Ended March 31, 1996 and 1995                      4

                  Consolidated Statements of Cash Flows -
                     for the Three Months Ended March 31, 1996 and 1995                      5

                  Notes to Consolidated Financial Statements                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                9

Part II - Other Information

Item 6.                    Exhibits and Reports of Form 8-K                                 15

Signatures                                                                                  16

Part I - Financial Information

Item 1. Financial Statements.

                           T-HQ, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,         December 31,
                                                                                           1996                1995
                                                                                      ---------------     ---------------
                                                                                        (unaudited)
                                                      ASSETS
Current assets:
   Cash                                                                                $  2,755,000        $  1,895,000
   Accounts receivable - net                                                              6,331,000           9,362,000
   Inventory                                                                                807,000           1,150,000
   Prepaid and deferred royalties                                                         1,627,000           1,776,000
   Capitalized development costs                                                          2,076,000           2,037,000
   Income tax refund receivable                                                              27,000              27,000
   Prepaid expenses and other current assets                                                234,000             153,000
                                                                                       ------------        ------------
          Total current assets                                                           13,857,000          16,400,000
Equipment - net                                                                             485,000             516,000
                                                                                       ------------        ------------
       TOTAL ASSETS                                                                    $ 14,342,000        $ 16,916,000
                                                                                       ============        ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                $  2,661,000        $  4,707,000
  Accrued royalties                                                                       2,029,000           1,752,000
  Accrued returns and allowances                                                          2,177,000           2,859,000
                                                                                       ------------        ------------
           Total current liabilities                                                      6,867,000           9,318,000
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, par value $.01, 5,000 shares authorized; 0 shares and 325 shares issued and outstanding as of March 31,
     1996 and December 31, 1995, respectively
  Common stock, par value $.0001, 100,000,000 shares authorized; 4,431,104 shares and 4,217,391 shares issued and outstanding as
     of March 31, 1996 and December 31, 1995, respectively                                    4,000               4,000
 Additional paid-in capital                                                              33,499,000          33,317,000
 Cumulative foreign currency translation adjustment                                        (404,000)           (360,000)
 Accumulated deficit                                                                    (25,624,000)        (25,363,000)
                                                                                       ------------        ------------
         Total shareholders' equity                                                       7,475,000           7,598,000
                                                                                       ------------        ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 14,342,000        $ 16,916,000
                                                                                       ============        ============

                 See notes to consolidated financial statements.
                           T-HQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended
                                                     March 31,
                                           ------------------------------
                                               1996               1995
                                           -----------        -----------
Net sales                                  $ 6,582,000        $ 4,328,000
                                           -----------        -----------
Costs and expenses:
  Cost of sales                              3,756,000          2,441,000
  Royalties                                  1,197,000            610,000
  Product development                          215,000            137,000
  Project abandonment                          125,000            125,000
  Selling                                      537,000            411,000
  General and administrative                   841,000            814,000
  Operating interest                            96,000            199,000
                                           -----------        -----------
Total costs and  expenses                    6,767,000          4,737,000
                                           -----------        -----------
Operating loss                                (185,000)          (409,000)
Interest expense, net                          (72,000)           (22,000)
                                           -----------        -----------
Loss before income taxes                      (257,000)          (431,000)
Provision for income taxes                       4,000                  0
                                           -----------        -----------
Net loss                                   $  (261,000)       $  (431,000)
                                           ===========        ===========

Primary earnings per share                 $     (0.06)       $     (0.15)
                                           ===========        ===========

Shares used in per share calculation         4,330,000          2,834,000
                                           ===========        ===========

                 See notes to consolidated financial statements.

                                            T-HQ, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                         1996               1995
                                                                    -------------      --------------
Cash flows from operating activities:
Net loss                                                             $  (261,000)       $  (431,000)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                         54,000             49,000
    Provision for doubtful accounts                                      694,000            276,000
 Changes in operating assets and liabilities:
    Accounts receivable                                                3,004,000          1,039,000
    Inventory and inventory deposits                                     338,000           (688,000)
    Prepaid and deferred royalties and
        capitalized development costs                                  1,058,000           (273,000)
    Prepaid expenses and other current assets                            (81,000)            (9,000)
    Accounts payable and accrued expenses                             (2,025,000)           232,000
    Accrued royalties                                                   (671,000)          (365,000)
    Accrued returns and allowances                                    (1,378,000)          (838,000)
                                                                     -----------        -----------
Net cash provided by (used in) operating activities                      732,000         (1,008,000)
Cash flows used in investing activities:
    Acquisition of equipment                                             (25,000)           (48,000)
                                                                     -----------        -----------

Cash flows from financing activities:
    Proceeds from exercise of options and warrants                       182,000                  0
                                                                     -----------        -----------

Effect of exchange rate changes on cash                                  (29,000)            94,000
                                                                     -----------        -----------

Net increase (decrease) in cash                                          860,000           (962,000)
Cash - beginning of period                                             1,895,000          2,807,000
                                                                     -----------        -----------
Cash - end of period                                                 $ 2,755,000        $ 1,845,000
                                                                     ===========        ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                         $     3,700        $         0
                                                                     ===========        ===========
Cash paid during the period for interest                             $    84,000        $    59,000
                                                                     ===========        ===========

Non-cash Transactions:

         A reclassification of approximately $1,000,000 from accrued returns and allowances was made against inventory to adjust to the net realizable value of the XBAND Modem inventory during the first quarter of 1995 to reflect an agreement, which was completed on May 31, 1995, with Catapult Entertainment, Inc., pursuant to which the Company received certain compensation for its accounts receivable and inventory related to the XBAND Modem.

                 See notes to consolidated financial statements.

                           T-HQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         Primary Earnings Per Share. Net loss per share has been computed using the weighted average number of common shares and common share equivalents (which consists of warrants and options, to the extent they are dilutive). The difference between primary and fully diluted earnings per share is not significant.

         Reclassifications. Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

         Pervasiveness of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to prepaid and deferred royalties, software development costs, accrued returns and allowances and the allowance for foreign doubtful accounts.

2. ACCOUNTS RECEIVABLE, FACTORING AGREEMENT, DUE FROM FACTOR AND ACCRUED RETURNS AND ALLOWANCES.

         The Company has a factoring and credit agreement, as amended (the "BNY Agreement") with BNY Financial Corporation ("BNY"), a wholly owned subsidiary of The Bank of New York. Under the BNY Agreement, the Company has available a facility that permits the Company to both draw down working capital advances, and open letters of credit, in amounts determined by a formula based on 75% of eligible accounts receivable and 50% of eligible inventory. The amount of eligible inventory in the formula may not exceed $500,000 for the period from February 1 through September 30 and $1,000,000 from October 1 through January 31 during each year of the agreement. As of March 31, 1996 the Company had $164,000 of borrowing capacity available pursuant to the BNY Agreement. Under the BNY Agreement, the Company submits the principal terms of its customers' orders for BNY's written credit approval. Once the order is approved by BNY, the Company ships the goods and records the sale. The accounts receivable are then sold to BNY under the factoring arrangement and BNY bears the credit risk of non-payment by the customer after the customer has accepted delivery of the shipped goods. The factoring charge is 0.7% of the receivables assigned and interest on advances is BNY's prime rate plus 1.0% per annum (effective rate of 9.25% at March 31, 1996). Under the BNY Agreement, as amended, the Company must pay a factoring fee based on a minimum annual sales volume of $40,000,000. Open letters of credit under the BNY Agreement totaled $1,121,000 at March 31, 1996. The Company has granted BNY a security interest in substantially all of the Company's domestic receivables, inventory and equipment.

         The terms of the BNY Agreement which extends through December 31, 1996, contains covenants that include, among other things, restrictions on additional borrowings, loans to subsidiaries, payment of dividends, capital expenditures, and sales of the Company's stock by a former President of the Company. The Company must also maintain a quick ratio, defined as the total of cash and accounts receivable compared to current liabilities less accrued royalties, of not less than one to one, and may not incur a loss exceeding more than $1,500,000 in any one quarter, subject to the requirement that the Company must make a profit of at least $1,000,000 in fiscal years after 1994. Additionally, the Company is required to maintain a minimum net worth of $8,000,000 excluding amounts received from equity financings. At March 31, 1996, the Company was not in compliance with the equity covenant contained in the BNY agreement. The Company has requested and received a waiver of such non-compliance from BNY. Although historically BNY has granted the Company's requests for waivers of non-compliance, no assurance can be given that BNY will grant any such waivers in the future. Each waiver granted by BNY relates only to the quarter in which the Company is out of compliance. Additional waivers must be obtained for each subsequent quarter of non-compliance.

         The Company has also entered into agreements with two additional lenders whereby such lenders will issue letters of credit ("L/C's") on the Company's behalf to Sony, Nintendo, and Sega for the purchase of Software for the Company's domestic and European operations. The domestic and European L/C lines are $2,000,000 and $3,000,000, respectively. Each of the additional lenders receives a fee for the issuance of such L/C's, and each additional lender retains title to the inventory financed by such lender until such time as that inventory is sold to the customer. The domestic lender has a security interest in the domestic assets of the Company, second to BNY's priority security interest. The current term of the agreement with the domestic lender expires on March 15, 1997, with automatic renewals every six months thereafter, unless terminated by either party. There were no open letters of credit with the domestic lender at March 31, 1996. The European lender has a first security interest in all of the Company's European subsidiaries' receivables, inventory, and other assets. The Company has guaranteed the obligations of its European subsidiary to the European lender and the agreement may be canceled at any time at the lender's sole discretion. Open letters of credit under the agreement with the European lender were $102,000 as of March 31, 1996.

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at March 31, 1996 and December 31, 1995 are composed of the following:

                                                    March 31,         December 31,
                                                      1996               1995
                                                  -------------      -------------
Receivables assigned to factor                     $ 3,147,000        $ 7,348,000
Advances from factor                                  (187,000)        (2,085,000)
                                                   -----------        -----------
Due from factor                                      2,960,000          5,263,000
Other accounts receivable, primarily foreign         4,943,000          5,739,000
Other receivables                                       75,000             51,000
Allowance for foreign doubtful accounts             (1,425,000)        (1,380,000)
Allowance for foreign discounts and returns           (222,000)          (311,000)
                                                   -----------        -----------
         Accounts receivable - net                 $ 6,331,000        $ 9,362,000
                                                   ===========        ===========

                   -------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         T-HQ, Inc. develops and publishes interactive entertainment software ("Software"). The Company derives its net sales from Software used with the hardware platforms that collectively dominate the market, the 16-bit Super Nintendo Entertainment System ("SNES") and the portable Game Boy ("Game Boy") manufactured by Nintendo Co., Ltd., and its subsidiary, Nintendo of America, Inc. (collectively, "Nintendo") and the Sega Genesis ("Genesis") and the portable Sega Game Gear ("Game Gear") manufactured by Sega Enterprises, Ltd. ("Sega"). On March 18, 1996, the Company released its first title manufactured by Sony Computer Entertainment of America, a division of Sony Electronic Publishing Company ("Sony"), for Sony's newly introduced 32-bit PlayStation platform. For the three months ended March 31, 1996, sales of Nintendo Software constituted 71% of the Company's Software sales, Sony PlayStation Software sales were 17%, and the remaining 12% were derived from sales of Sega Software products. As is typical in the Software industry, the Company depends on the introduction of new products or sequels to existing products to replace declining revenues from older products. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve market acceptance, are developed for the appropriate platforms, and are introduced in a timely manner. The Company intends to focus more of its resources on software for the newly introduced 32- and 64-bit platforms, as well as software for the personal computer platform.

         The Company acquires licenses to develop and market Software based on popular cultural trends and high recognition names such as sports and entertainment personalities, arcade games, movies, and television shows ("Properties"). Examples of Software developed based on licenses acquired to date include Disney's Pocahontas, Disney's Toy Story, Bass Master's Classic, Home Alone, and The Mask. The Company has recently entered into an agreement with Turner New Media, Inc. to develop and publish entertainment software for next generation game systems based on Turner's World Championship Wrestling. The Company has also entered into license agreements with Electronic Arts, Inc. ("Electronic Arts") whereby T-HQ will develop and publish numerous Software products based upon existing Electronic Arts' titles, primarily for the SNES and Game Boy platforms, including Madden 97, FIFA Soccer 97, NHL Hockey 97, College Football USA 97, and PGA Tour 97.

         As part of its business strategy, the Company intends to develop and publish Software for multiple hardware platforms. Several hardware manufacturers have introduced new and advanced systems using 32-bit and 64-bit technology, such as Sony Computer Entertainment of America, a division of Sony Electronic Publishing Company, and Sony Computer Entertainment Europe, a division of Sony Electronic Publishing Limited, (collectively, "Sony"), Sega, The 3DO Company ("3DO"), and Atari Corporation. Nintendo has announced that it will launch a 64-bit system in the United States in 1996. T-HQ intends to develop Software for some or all of such platforms, including personal computers with CD-ROM devices, in order to reach a larger target audience, minimize the risks of being committed to a single platform, and increase the likelihood of recovering its development costs by spreading such costs across multiple platforms. The particular 32- and 64-bit platforms that the Company will publish Software for, however, will depend on a number of factors, including the Company's ability to secure licenses for a platform, the popularity of a particular platform among consumers, and the Company's estimate of the anticipated profits it can generate from a platform.

         The Company's business cycle generally commences with the securing of a license or a product concept. Such licenses typically require an advance payment to the licensor, in addition to a guarantee of future royalties to be received by the licensor. After the license and/or a product concept has been secured, the Company commences development of the Software. A script and technical design requirements are prepared, outlining the game. If the Software is being developed by an independent developer, the Company generally pays such developers based on predetermined "milestones" agreed to between the Company and the developer. For Software developed internally, the Company assigns a team of programmers and artists, under the supervision of a producer. Work in progress is monitored by the producers and the Company's Vice President of Software Development.

         The Company capitalizes certain Software development costs upon the establishment of technological feasibility. In addition, the Company capitalizes advances to licensors for its Properties. Amortization of such costs is provided on a product by product basis based on the greater of the ratio of current gross revenues for the product to the sum of current and anticipated gross revenues or the straight line method over the estimated remaining economic life of the product. The amortization of Software development costs is included in royalties expense in the Statements of Operations. The Company analyzes such capitalized costs quarterly, and expenses as project abandonment losses advanced or capitalized Software development costs when, in management's estimate, future revenues will not be sufficient to recover previously capitalized costs.

         Upon completion of a game, the Software is tested for "bugs" by game testers employed by the Company. The Software code is then submitted to Sony, Nintendo, or Sega for testing and evaluation. Upon approval, the Company places a purchase order for the CD-ROMs or Software cartridges for completed games and causes a letter of credit to be opened in favor of Sony, Nintendo, or Sega, who manufacture the Software, which is then shipped at the Company's expense to a public warehouse in California or in the United Kingdom.

         The Company sells its Software primarily through its sales staff and third-party regional sales representatives to mass merchandisers and national retail chain stores. The Company's seven largest customers accounted for approximately 55% and 25% of gross sales in the three months ended March 31, 1996 and 1995, respectively. To a lesser extent, the Company also sells through distributors. The Company's marketing and sales strategy has allowed the Company to keep its internal sales and marketing staff small, while maintaining close contact with its large customers.

         If consumer demand for a product is below the amount a retailer anticipated when it ordered the product from the Company, the Company may not insist that its customers accept all booked orders or products shipped. The Company also may consent to negotiated price discounts, returns or credits with respect to future orders, which could materially and adversely affect net sales and operating results. Profit margins may vary from period to period due to a variety of factors. Profit margins can vary within the same platform based on the size of the memory chip used for a particular Software product. As Software has grown more complex, the trend in the interactive entertainment industry has been to utilize these higher cost/higher memory chips in cartridge products. The Company believes that the new platforms that are CD-ROM based will result in Software with the lower per unit manufacturing costs associated with CD- ROM technology. Such savings in unit costs or funds may be consumed, however, by increased development costs.

         Although the Company believes that sales of 16-bit Software is declining, the Company believes that because of the large current installed base of 16-bit hardware platforms, the Company can still generate meaningful revenues from sales of such Software. The Company also believes that the market for portable Game Boy Software will continue through 1996, and the Company intends to continue to publish high-profile Software titles for the platform such as those obtained pursuant to the agreements with Disney Interactive and Electronic Arts.

          The Company's Software business, as is typical in the Software industry, is highly seasonal. Generally, net revenues in the interactive entertainment software industry are highest during the last calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second quarter. This seasonal pattern is due primarily to the increased demand for Software products during the year-end holiday buying season. The Company expects its revenues and operating results will continue to generally reflect these seasonal factors.

         In 1992, the Company commenced sales in Europe and Australia. International sales represented $1,933,000 (29%) of net sales for the three months ended March 31, 1996 and $1,608,000 (37%) for the same period of 1995. The Company does not believe that foreign currency fluctuations have had a material effect on sales or operating results to date. To the extent the Company's international sales increase and such sales are not denominated in U.S. dollars, the Company's reported sales and operating results could be affected by foreign currency fluctuations. To date, the Company has not engaged in any hedging activity and does not have any current plans to engage in any such activities in the future.

         The Company presently is wholly dependent on Sony, Nintendo, and Sega for the proprietary information and technology needed to develop and manufacture such Software, under agreements with three year terms, expiring in 1996 through 1999. A majority of these agreements are renewals of originally issued agreements. In the event that at the end of the term of the current licenses Sony, Nintendo, or Sega do not renew or further extend their respective licenses with the Company, or terminate their respective licenses for any reason, the Company would be unable to market and sell Sony, Nintendo, or Sega Software and its operations would be materially and adversely affected.

RESULTS OF OPERATIONS

         The following table sets forth consolidated operations data as a percentage of net sales for the periods indicated:

                                                 Three Months
                                                Ended March 31,
                                             ---------------------
                                              1996          1995
                                             -------       -------
Net sales                                     100.0%        100.0%
Costs and expenses:
   Cost of sales                               57.1          56.4
   Royalties                                   18.2          14.1
   Product development                          3.3           3.2
   Project abandonment                          1.9           2.9
   Selling                                      8.2           9.5
   General and administrative                  12.8          18.8
   Operating interest                           1.4           4.6
                                              -----         -----
   Total costs and expenses                   102.9         109.5
                                              -----         -----
Loss from operations                           (2.9)         (9.5)
Interest expense, net                          (1.1)         (0.5)
                                              -----         -----
Loss before income taxes                       (4.0)        (10.0)
                                              -----         -----
Net loss                                       (4.0)%       (10.0)%
                                              =====         =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996, TO THE THREE MONTHS ENDED MARCH 31, 1995

         The Company's net sales increased to $6,582,000 in the three months ended March 31, 1996, from $4,328,000 in the same period of 1995, primarily as a result of an increase in unit volumes of newly released titles and sales of products that were released in previous periods. Due to the Company's inventory management practices of ordering product based on demand, in 1996 reorders of previously released titles were placed when new customer orders were received. Sales of reordered product accounted for approximately $1,730,000 or 26% of sales during the first three months of 1996, compared to no sales from reorders in 1995. The Company shipped three new Software products in the first quarter of 1996 as compared with four new products in the first quarter of 1995. Net sales of such new products released in 1996 and 1995 accounted for $3,092,000 or 47% and $3,472,000 or 80% respectively.

         In the three months ended March 31, 1996, net sales of products based on the Company's In The Hunt, Pocahontas, and NBA Live 96 licenses were $1,171,000 or 18%, $965,000 or 15%, and $955,000 or 14%, respectively. Net sales of the Company's FIFA International Soccer 95, seaQuest DSV, and Desert Strike, licenses were $1,728,000 or 40%, $1,460,000 or 34% and $285,000 or 6% of net
sales, respectively, in the first quarter of 1995.

         International net sales grew to $1,933,000 in the first quarter of 1996, from $1,608,000, in the same period of 1995, as a result of the release of PGA Tour 96, which was previously released domestically during the fourth quarter of 1995.

         Royalty expense as a percentage of net sales increased to 18.2% in the first quarter of 1996 compared to 14.1% in the same period of 1995. This increase is primarily due to the fact that license agreements for products released in the first quarter provide for royalties at higher rates, partially with respect to the Company's In the Hunt and Pocahontas products.

         Product development expenses increased $78,000 in the first quarter of 1996 due to research and development expenditures on new hardware platforms.

         In the three months ended March 31, 1996, selling expenses increased $126,000, as a result of increased marketing efforts for new releases, but decreased as a percentage of sales to 8.2% from 9.5% in the year earlier period due to the increase in net sales. General and administrative expenses increased slightly ($27,000) from the same period of 1995, but decreased as a percentage of sales to 12.8% from 18.8% of sales in the first quarter of 1995 due to an increase in net sales.

         Operating interest, which consists of factoring fees paid to BNY, and fees paid to its domestic and European lenders for letters of credit, decreased to $96,000 in the three months ended March 31, 1996, from $199,000 in the first quarter of 1995. The decline is the result of an increase in the number of letters of credit opened with BNY in 1996 rather than the Company's use of the other letter of credit lenders, whose fees are higher than the fees charged by BNY.

LIQUIDITY AND CAPITAL RESOURCES

         The primary demands on the Company's liquidity and capital resources are Software product purchases, guaranteed payments to Property licensors, and advance payments to Software developers and internal development expenditures. In order to purchase Software CD- ROM'S or cartridges from Sony, Nintendo, and Sega, the Company must open letters of credit in favor of the manufacturer. At March 31, 1996, open letters of credit and future guaranteed minimum royalties were $1,223,000 and $2,029,000, respectively.

         In the three months ended March 31, 1996, the Company's operations generated $732,000 of cash, due in part to decreases of $3,004,000 in accounts receivable resulting from customer payments, and reductions in prepaid and deferred royalties and capitalized development costs and inventory and inventory deposits of $1,058,000 and $338,000, respectively. The cash generated was primarily used to reduce accounts payable and accrued expenses, accrued royalties, and accrued returns and allowances by $2,025,000, $671,000, and $1,378,000, respectively. The Company's cash at the end of any period will vary based on the timing of cash collections and disbursements. At March 31, 1996, the Company had $2,755,000 in cash.

         The Company's level of accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. In addition, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations.

         If the funds available under the Company's financing agreements, including the BNY Agreement, together with its current cash and cash equivalents are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financings and additional public or private debt or equity financings. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such financing on acceptable terms to it.

                   -------------------------------------------

Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K.

                    (a)       Exhibits.

                              Exhibit 27        Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 1996                  T-HQ, INC.

                                            By: /s/  Brian J. Farrell
                                                ------------------------------
                                                     Brian J. Farrell
                                                     President and Chief
                                                     Executive Officer

                                      T-HQ, INC.

                                            By: /s/  Stefan J. Dietrich
                                                ------------------------------
                                                     Stefan J. Dietrich
                                                     Vice President Finance
                                                     and Administration
                                                     Principal Accounting
                                                     Officer