Form 10-Q
period 1996-06-30
THQ INC
filed 1996-08-13
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813

                                   T-HQ, INC.
             (Exact name of registrant as specified in its charter)


                New York                              13-3541686
- -----------------------------------------     ----------------------------
    (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)               identification No.)

          5016 North Parkway Calabasas, Suite 100, Calabasas, CA 91302
                    (Address of principal executive offices)

                                  818-591-1310
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value:  4,531,594 shares (as of August 8, 1996).

                           T-HQ, INC. AND SUBSIDIARIES

                                      INDEX



Part I - Financial Information                                                          Page
- ------------------------------                                                          ----
Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                    June 30, 1996 and December 31, 1995                                   3

                  Consolidated Statements of Operations -
                    for the Three and Six Months Ended June 30, 1996 and 1995             4

                  Consolidated Statements of Cash Flows -
                    for the Six Months Ended June 30, 1996 and 1995                       5

                  Notes to Consolidated Financial Statements                              6

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             9


Part II - Other Information
- ---------------------------

Item 4,           Submission of Matters to a Vote of Security Holders                    16

Item 6.           Exhibits and Reports on Form 8-K                                       16

Signatures                                                                               17

Part I - Financial Information

Item 1. Financial Statements.


                           T-HQ, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,             December 31,
                                                                                     1996                   1995
                                                                               -----------------       -----------------
                                                                                  (unaudited)
                                                      ASSETS
                                                      ------
Current assets:
   Cash                                                                        $       2,700,000       $       1,895,000
   Accounts receivable - net                                                           9,889,000               9,362,000
   Inventory                                                                             892,000               1,150,000
   Prepaid and deferred royalties                                                      1,494,000               1,776,000
   Capitalized development costs                                                       2,296,000               2,037,000
   Income tax refund receivable                                                           27,000                  27,000
   Prepaid expenses and other current assets                                             361,000                 153,000
                                                                               -----------------       -----------------
          Total current assets                                                        17,659,000              16,400,000
Equipment - net                                                                          535,000                 516,000
                                                                               -----------------       -----------------
       TOTAL ASSETS                                                            $      18,194,000       $      16,916,000
                                                                               =================       =================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------


Current liabilities:
  Accounts payable and accrued expenses                                        $       4,493,000       $       4,707,000
  Accrued royalties                                                                    2,977,000               1,752,000
  Accrued returns and allowances                                                       2,731,000               2,859,000
                                                                               -----------------       -----------------
           Total current liabilities                                                  10,201,000               9,318,000
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock, par value $.01, 5,000 shares authorized; 0 shares and 325 shares issued and outstanding as of June 30,
1996 and December 31, 1995, respectively
  Common stock, par value $.0001, 100,000,000 shares authorized; 4,433,100 shares and 4,217,391 shares issued and outstanding as
     of June 30, 1996 and December 31, 1995, respectively                                  4,000                   4,000
 Additional paid-in capital                                                           33,503,000              33,317,000
 Cumulative foreign currency translation adjustment                                     (386,000)               (360,000)
 Accumulated deficit                                                                 (25,128,000)            (25,363,000)
                                                                               -----------------       -----------------
         Total shareholders' equity                                                    7,993,000               7,598,000
                                                                               =================       =================
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      18,194,000       $      16,916,000
                                                                               =================       =================


                 See notes to consolidated financial statements.

                           T-HQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                June 30,
                                                  ----------------------------------      ------------------------------------
                                                       1996                1995                1996                 1995
                                                  --------------      --------------      ---------------      ---------------
Net sales                                         $   12,087,000      $    6,855,000      $    18,670,000      $    11,183,000
                                                  --------------      --------------      ---------------      ---------------
Costs and expenses:
  Cost of sales                                        7,290,000           3,825,000           11,046,000            6,266,000
  Royalties                                            1,842,000             756,000            3,039,000            1,366,000
  Product development                                    326,000             150,000              541,000              287,000
  Project abandonment                                    125,000             125,000              250,000              250,000
  Selling                                                780,000             612,000            1,317,000            1,024,000
  General and administrative                             923,000             909,000            1,765,000            1,722,000
  Operating interest                                     221,000             152,000              318,000              351,000
                                                  --------------      --------------      ---------------      ---------------
Total costs and expenses                              11,507,000           6,529,000           18,276,000           11,266,000
                                                  --------------      --------------      ---------------      ---------------
Operating income (loss)                                  580,000             326,000              394,000              (83,000)
Interest expense, net                                    (84,000)            (45,000)            (155,000)             (67,000)
                                                  --------------      --------------      ---------------      ---------------
Income (loss) before income taxes                        496,000             281,000              239,000             (150,000)
Provision for income taxes                                     0                   0                4,000                    0
                                                  --------------      --------------      ---------------      ---------------
Net income (loss)                                 $      496,000      $      281,000      $       235,000      $      (150,000)
                                                  ==============      ==============      ===============      ===============

Primary earnings (loss) per share                 $         0.10      $         0.10      $          0.05      $         (0.05)
                                                  ==============      ==============      ===============      ===============

Shares used in per share calculation                   4,731,000           2,866,000            4,530,000            2,850,000
                                                  ==============      ==============      ===============      ===============

                 See notes to consolidated financial statements.

                           T-HQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                       ---------------------------------
                                                                            1996                1995
                                                                       --------------       -------------
Cash flows from operating activities:
Net income (loss)                                                      $      235,000       $    (150,000)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                             116,000             128,000
    Provision for doubtful accounts, discounts and returns                  2,118,000             657,000
 Changes in operating assets and liabilities:
    Accounts receivable                                                      (466,000)          1,087,000
    Inventory and inventory deposits                                          258,000             596,000
    Prepaid and deferred royalties and
        capitalized development costs                                       1,411,000            (488,000)
    Prepaid expenses and other current assets                                (226,000)              2,000
    Accounts payable and accrued expenses                                    (196,000)           (944,000)
    Accrued royalties                                                        (163,000)           (359,000)
    Accrued returns and allowances                                         (2,298,000)         (2,493,000)
                                                                       --------------       -------------
Net cash provided by (used in) operating activities                           789,000          (1,964,000)

Cash flows used in investing activities:
    Acquisition of equipment                                                 (134,000)            (58,000)
                                                                       --------------       -------------

Cash flows from financing activities:
    Proceeds from exercise of options and warrants                            185,000                   0
                                                                       --------------       -------------

Effect of exchange rate changes on cash                                       (35,000)             55,000
                                                                       --------------       -------------

Net increase (decrease) in cash                                               805,000          (1,967,000)
Cash - beginning of period                                                  1,895,000           2,807,000
                                                                       --------------       -------------

Cash - end of period                                                   $    2,700,000       $     840,000
                                                                       ==============       =============
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                           $        3,700       $           0
                                                                       ==============       =============
Cash paid during the period for interest                               $      178,000       $     117,000
                                                                       ==============       =============


Non-cash Transactions:

         During the first quarter of 1995 a reclassification of approximately $1,000,000 reducing both accrued returns and allowances and inventory to adjust to the net realizable value of the XBAND Modem inventory to reflect an agreement, which was completed on May 31, 1995, with Catapult Entertainment, Inc., pursuant to which the Company received certain compensation for its accounts receivable and inventory related to the XBAND Modem.


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

         In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         Earnings Per Share. Net income (loss) per share has been computed using the weighted average number of common shares and common share equivalents (which consists of warrants and options, to the extent they are dilutive). The difference between primary and fully diluted earnings per share is not significant.

         Reclassifications. Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

         Pervasiveness of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to prepaid and deferred royalties, software development costs, accrued returns and allowances and the allowance for doubtful accounts.

2. ACCOUNTS RECEIVABLE, FACTORING AGREEMENT, DUE FROM FACTOR AND ACCRUED RETURNS AND ALLOWANCES.

         Until July 18, 1996 the Company had a factoring and credit agreement (the "BNY Agreement") with BNY Financial Corporation ("BNY"), a wholly owned subsidiary of The Bank of New York. There were no open letters of credit under the BNY agreement at June 30, 1996.

         On July 18, 1996, the Company terminated its factoring and credit agreement with BNY and entered into a new financing and banking arrangement with Imperial Bank ("Imperial Agreement"). The Imperial Agreement permits the Company to draw down working capital advances and open letters of credit in amounts determined by a formula based on 70% of eligible accounts receivable and 50% of eligible inventory. The amount of eligible inventory in the formula may not exceed $1,500,000. The facility provides for maximum borrowings of $7,500,000, with advances bearing interest at the bank's prime rate plus 1.25%. The Company has granted Imperial Bank a security interest in its domestic accounts receivable and inventories. The agreement expires on June 30, 1997.

         The Imperial Agreement contains covenants that include, among other things, restrictions on additional borrowings, payment of dividends, and capital expenditures. The Company must also maintain a current ratio, defined as current assets divided by current liabilities, of not less than 1.5 to 1, and maintain profitable operations on a fiscal year basis. Additionally, the Company is required to maintain a minimum tangible net worth of $5,900,000 and minimum working capital of $5,000,000.

         The Company also has lines of credit with two additional lenders pursuant to which such lenders have agreed to issue letters of credit on the Company's behalf to Sony, Nintendo, and Sega for the purchase of software for the Company's domestic and European operations. The domestic and European lines are $5,000,000 and $2,500,000, respectively. Each of these lenders receives a fee for the issuance of such letters of credit, and each lender retains title to the inventory financed by such lender until such time as that inventory is sold to the customer. The domestic lender has a security interest in the domestic assets of the Company, subordinated to Imperial Bank's priority security interest. The current term of the agreement with the domestic lender expires on March 15, 1997, with automatic renewals at such date and every six months thereafter, unless terminated by either party. Open letters of credit with the domestic lender were $2,594,000 at June 30, 1996. The European lender has a first security interest in all of the Company's European subsidiaries' receivables, inventory, and other assets. The agreement may be canceled at any time at the lender's sole discretion. Open letters of credit under the agreement with the European lender were $482,000 as of June 30, 1996.

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at June 30, 1996 and December 31, 1995 are composed of the following:

                                                               June 30,               December 31,
                                                                 1996                     1995
                                                           -----------------        -----------------
Receivables assigned to factor                             $       5,155,000        $       7,348,000
Advances from factor                                              (2,909,000)              (2,085,000)
                                                           -----------------        -----------------
Due from factor                                                    2,246,000                5,263,000
Unfactored accounts receivable                                     4,654,000                        0
Other accounts receivable, primarily foreign                       4,455,000                5,739,000
Other receivables                                                     90,000                   51,000
Allowance for foreign doubtful accounts                          (1,317,000)               (1,380,000)
Allowance for foreign discounts and returns                        (238,000)                 (311,000)
                                                           -----------------        -----------------
         Accounts receivable - net                         $       9,889,000        $       9,362,000
                                                           =================        =================



3.  SUBSEQUENT EVENTS.

         On July 1, 1996, the Company acquired a twenty-five percent interest in Inland Productions, Inc., a software developer for "next generation" home entertainment game systems, including Nintendo 64, Sony PlayStation and Sega Saturn. The investment consisted of $300,000 in cash and 52,660 shares of T-HQ common stock.

         On August 7, 1996, the Company acquired the business and assets of Heliotrope Studios, Inc. ("Heliotrope"), an interactive software developer for PC CD-ROM for consideration of approximately $100,000. In connection with the acquisition, the Company assumed certain liabilities of Heliotrope and acquired an assignment of the distribution license and certain work- in-progress for a PC CD-ROM title Pax Imperia II from Blizzard Entertainment, a division of Davidson Associates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

         T-HQ, Inc. (the "Company") develops and publishes interactive entertainment software ("Software"). The Company derives its net sales from Software used with the hardware platforms that collectively dominate the market, the 16-bit Super Nintendo Entertainment System ("SNES") and the portable Game Boy ("Game Boy") manufactured by Nintendo Co., Ltd., and its subsidiary, Nintendo of America, Inc. (collectively, "Nintendo") and the Sega Genesis ("Genesis"), and the 32-bit Sega Saturn ("Saturn") manufactured by Sega Enterprises, Ltd. ("Sega"), and the 32-bit Sony PlayStation manufactured by Sony Computer Entertainment of America ("Sony"). For the six months ended June 30, 1996, sales of Nintendo Software constituted 78% of the Company's sales, Sega Software sales were 16%, and the remaining 6% were derived from sales of Sony PlayStation Software products. As is typical in the Software industry, the Company depends on the introduction of new products or sequels to replace declining revenues from older products. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company intends to focus more of its resources on software for the newly introduced 32- and 64-bit platforms, as well as software for the personal computer platform.

         The Company acquires licenses to develop and market Software based on popular cultural trends and high recognition names such as sports and entertainment personalities, arcade games, movies, and television shows ("Properties"). Examples of Software developed based on licenses acquired to date include Disney's Pocahontas, Disney's Toy Story, Bass Master's Classic, Home Alone, The Mask, and Olympic Summer Games. The Company has also entered into an agreement with Turner New Media, Inc. to develop and publish entertainment software for next generation game systems based on Turner's World Championship Wrestling. This product is being developed by Inland Productions, Inc. in which T-HQ has a 25% equity interest. The Company has also entered into license agreements with Electronic Arts, Inc. ("Electronic Arts") whereby T-HQ will develop and publish numerous Software products based upon existing Electronic Arts' titles, primarily for the SNES and Game Boy platforms, including Madden 97, FIFA Soccer 97, NHL Hockey 97, and College Football USA 97.

         As part of its business strategy, the Company intends to develop and publish Software for multiple hardware platforms. Several hardware manufacturers have introduced new and advanced systems using 32-bit and 64-bit technology, such as Sony and Sega. Nintendo has announced that it will launch a 64-bit system in the United States in September 1996. T-HQ intends to develop Software for some or all of such platforms, including personal computers with CD-ROM devices, in order to reach a larger target audience, minimize the risks of being committed to a single platform, and increase the likelihood of recovering its development costs by spreading such costs across multiple platforms. The particular 32- and 64-bit platforms that the Company will publish Software for, however, will depend on a number of factors, including the Company's ability to secure licenses for a platform, the popularity of a particular platform among consumers, and the Company's estimate of the anticipated profits it can generate from a platform.

         The Company's business cycle generally commences with the securing of a license or a product concept. Such licenses typically require an advance payment to the licensor, in addition to a guarantee of future royalties to be received by the licensor. After the license and/or product concept has been secured, the Company commences development of the Software.

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

         Upon approval by Sony, Nintendo, or Sega, the Company places a purchase order for the CD-ROM's or Software cartridges for completed games and causes a letter of credit to be opened in favor of Sony, Nintendo, or Sega, who manufacture the Software. Manufactured inventory is shipped at the Company's expense to a public warehouse in California for U.S. operations, or in the United Kingdom for European operations.

         The Company sells its Software primarily to mass merchandisers and national retail chain stores through its sales staff and third-party regional sales representatives. The Company's seven largest customers accounted for approximately 44% of gross sales in the six months ended June 30, 1996 and 1995, respectively. To a lesser extent, the Company also sells through distributors. The Company's marketing and sales strategy has allowed the Company to keep its internal sales and marketing staff relatively small, while maintaining close contact with its large customers.

         If consumer demand for a product is below the amount a retailer anticipated when it ordered the product from the Company, the Company may not insist that its customers accept all booked orders or products shipped. The Company also may consent to negotiated price discounts, returns or credits with respect to future orders, which could materially and adversely affect net sales and operating results. Profit margins may vary from period to period due to a variety of factors. Profit margins can vary within the same platform based on the size of the memory chip used for a particular Software product. As Software has grown more complex, the trend in the interactive entertainment industry has been to utilize these higher cost/higher memory chips in cartridge products. The Company believes that the new platforms that are CD-ROM based will result in Software with the lower per unit manufacturing costs associated with

CD-ROM technology. Such savings in unit costs may be consumed, however, by increased development costs.

         Although the Company believes that sales of 16-bit Software is declining, it believes that because of the large current installed base of 16-bit hardware platforms, the Company can still generate meaningful revenues from sales of such Software. The Company also believes that the market for portable Game Boy Software will continue through 1997, and the Company intends to continue to publish high-profile Software titles for the platform such as those obtained pursuant to the agreements with Disney Interactive and Electronic Arts.

          The Company's Software business, as is typical in the Software industry, is seasonal. Generally, net revenues in the interactive entertainment software industry are highest during the last calendar quarter (which includes the holiday buying season), decline in the third quarter and are lower in the first and second calendar quarters. This seasonal pattern is due primarily to the increased demand for Software products during the year-end holiday buying season. The Company expects its revenues and operating results will continue to generally reflect these seasonal factors.

         The Company sells its products directly to retailers in the United Kingdom and to distributors in Europe and Australia. Because the majority of sales are made in U.S. dollars, the Company does not believe that foreign currency fluctuations have had a material effect on sales or operating results to date. To the extent the Company's international sales increase and such sales are not denominated in U.S. dollars, the Company's reported sales and operating results could be affected by foreign currency fluctuations. To date, the Company has not engaged in any hedging activity and does not have any current plans to engage in any such activities in the future.

         The Company presently is wholly dependent on Sony, Nintendo, and Sega for the proprietary information and technology needed to develop and manufacture such Software, under agreements predominately with three year terms, expiring in 1996 through 1999. A majority of these agreements are renewals of originally issued agreements. In the event that at the end of the term of the current licenses Sony, Nintendo, or Sega do not renew or further extend their respective licenses with the Company, or terminate their respective licenses for any reason, the Company would be unable to market and sell Sony, Nintendo, or Sega Software and its operations would be materially and adversely affected.

RESULTS OF OPERATIONS

         The following table sets forth consolidated operating data as a percentage of net sales for the periods indicated:

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                                   ------------------                      ------------------
                                                   1996              1995                1996              1995
                                                   -----             -----               -----             -----
Net sales                                          100.0%            100.0%              100.0%            100.0%
Costs and expenses:
   Cost of sales                                    60.3              55.8                59.2              56.0
   Royalties                                        15.2              11.0                16.3              12.2
   Product development                               2.7               2.2                 2.9               2.6
   Project abandonment                               1.0               1.8                 1.3               2.2
   Selling                                           6.5               8.9                 7.1               9.2
   General and administrative                        7.6              13.3                 9.5              15.4
   Operating interest                                1.8               2.2                 1.7               3.1
                                                   -----             -----               -----             -----
   Total costs and expenses                         95.1              95.2                98.0             100.7
                                                   -----             -----               -----             -----
Income (loss) from operations                        4.9               4.8                 2.0              (0.7)
Interest expense, net                               (0.7)             (0.7)               (0.8)             (0.6)
                                                   -----             -----               -----             -----
Income (loss) before income taxes                    4.2               4.1                 1.2              (1.3)
                                                   -----             -----               -----             -----
Net income (loss)                                    4.2%              4.1%                1.2%             (1.3)%
                                                   =====             =====               =====             =====


         The Company's net sales increased to $12,087,000 in the three months ended June 30, 1996, from $6,855,000 in the same period of 1995, and increased to $18,670,000 in the six months ended June 30, 1996, from $11,183,000 in the same period of 1995, as a result of an increase in the number of new software products shipped, combined with an increase in unit volumes of newly released titles. 1996 results also included sales of $2,685,000 that were related to reorders of product which were released in previous periods. Reorders of previously released titles were not significant the first six months of 1995.

         The Company's product releases were as follows:

                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                                ----------------------              ----------------------
                                                1996              1995              1996              1995
                                                ----              ----              ----              ----
PlayStation                                                                           1
Saturn                                            1                                   1
Super NES                                         3                 2                 3                 3
Genesis                                           1                                   1                 1
Game Boy                                          3                 3                 5                 5
Game Gear                                                           1                                   1
                                                ----              ----              ----              ----
   Total                                          8                 6                11                10
                                                ====              ====              ====              ====


         In the three months ended June 30, 1996, net sales of products based on the Company's Olympic Summer Games, Toy Story, and BASS Masters Classic licenses were $5,556,000 (46% of net sales), $2,341,000 (19% of net sales), and
$1,897,000 (16% of net sales), respectively. In the second quarter of 1995 net sales of the Company's BASS Masters Classic, NHL Hockey 95 and PGA European Tour licenses were $1,591,000 (23% of net sales), $1,001,000 (15% of net sales) and $696,000 (10% of net sales), respectively. International net sales grew to $5,719,000 in the six months ended June 30, 1996, from $2,984,000, in the same period of 1995, as a result of the increase in unit volumes of newly released titles. The results for the second quarter and first six months of fiscal 1995 included $1,200,000 in sales and $600,000 of cost of sales resulting from the sale of inventory pursuant to the revised agreement with Catapult Entertainment related to the XBAND Video Game Modem.

         Cost of sales increased as a percentage of net sales to 60.3% and 59.2% in the three months and six months ended June 30, 1996, respectively, from 55.8% and 56.0% of net sales in the corresponding periods of 1995. The increase is due in part to increased international sales (for which margins are generally lower) and a greater percentage of sales of SNES products (for which margins are slightly lower). In addition, the sale of inventory pursuant to the revised XBAND agreement with Catapult Entertainment increased gross margins by 1.7% and 1.0% in the three months and six months ended June 30, 1995, respectively.

         Royalty expense as a percentage of net sales increased to 15.2% and 16.3% in the three months and six months ended June 30, 1996, compared to 11.0% and 12.2% in the same period of 1995. License agreements for products released in 1996 provided for royalties at higher rates, particularly the Company's licenses for Disney's Pocahontas, Disney's Toy Story, In the Hunt, and Olympic Summer Games.

         Product development expenses increased $176,000 and $254,000 in the three months and six months of 1996 due to higher research and development expenditures for new hardware platforms.

         In the three months and six months ended June 30, 1996, selling expenses increased $168,000 and $293,000, respectively, as a result of increased marketing efforts for new releases, but decreased to 6.5% and 7.1% of net sales in such periods from 8.9% and 9.2% in the comparable periods of 1995, due to the increase in net sales. General and administrative expenses increased slightly in dollar terms in the three months and six months ended June 30, 1996 ($14,000 and $43,000, respectively) from the same periods of 1995, but due to the increase in net sales decreased to 7.6% and 9.5% as a percentage of net sales from 13.3% and 15.4% in the three months and six months ended June 30, 1995.

         Operating interest, which consisted of factoring fees paid to BNY, and fees paid to the Company's domestic and European lenders for letters of credit, increased to $221,000 in the three months ended June 30, 1996, from $152,000 in the same period of 1995 due to an increase in letters of credit issued during the current period relating to increased purchases. Operating interest decreased to $318,000 in the six months ended June 30, 1996, from $351,000 in the same period of 1995. The decline is the result of lower rates in effect for the current period as a result of negotiating more favorable agreement terms with the Company's domestic and European letter of credit providers and increased utilization of BNY (which charged a lower fee for opening letters of credit).

LIQUIDITY AND CAPITAL RESOURCES

         The primary demands on the Company's liquidity and capital resources are Software product purchases, guaranteed payments to licensors, and advance payments to Software developers, and internal development expenditures. In order to purchase Software CD-ROM'S or cartridges from Sony, Nintendo, or Sega, the Company must open letters of credit in favor of the manufacturer. At June 30, 1996, open letters of credit and future guaranteed minimum royalties were $3,076,000 and $2,977,000, respectively.

         In the six months ended June 30, 1996, the Company's operations generated $789,000 of cash, due in part to net income and depreciation totaling $351,000 and to expensing previously capitalized prepaid and deferred royalties and capitalized development costs as a result of product sales. The Company's cash at the end of any period will vary based on the timing of cash collections and disbursements.

         The Company's level of accounts receivable is subject to significant variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. To the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations.

         If the funds available under the Company's financing agreements, including the Imperial Agreement, together with its current cash and cash equivalents, are not sufficient to meet the Company's cash needs, the Company may from time to time seek to raise capital from additional sources, including extension of its current lending facilities, project-specific financings and additional public or private debt or equity financings. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such financing on terms acceptable to it.

Part II - Other Information

Item 4.           Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on June 18, 1996. The following matters were voted upon:

                  1.       Six directors were elected:

                                              Votes                      Votes                    Votes
                                              For                        Against                 Withheld
                                            ---------                    -------                 --------
                  Brian J. Farrell          3,529,359                      0                     9,620
                  Lawrence Burstein         3,529,359                      0                     9,620
                  Murray L. Skala           3,529,352                      0                     9,626
                  Bruce Jagid               3,529,193                      0                     9,786
                  Jeffrey C. Lapin          3,529,359                      0                     9,620
                  L. Michael Haller         3,529,359                      0                     9,620


                  2. A proposal to amend the Company's Stock Option Plan which would conform the Plan to the rules of the California Commissioner of Corporations and adjust the timing and the number of the Stock Options granted each year to the Company's non-employee directors was ratified by a vote of 3,255,383 for 122,095 against, and 20,086 withheld.

Item 6.                    Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.

                                      10  Loan Agreement between the Company and
                                          Imperial Bank dated July 18, 1996.

                                      27  Financial Data Schedule.

                           (b)      Reports From 8-K.

                                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 12, 1996          T-HQ, INC.

                                           By: /s/   Brian J. Farrell
                                               -----------------------------
                                                     Brian J. Farrell
                                                     President and Chief
                                                     Executive Officer


                                           T-HQ, INC.

                                           By: /s/  Stefan J. Dietrich
                                               -----------------------------
                                                    Stefan J. Dietrich
                                                    Vice President Finance
                                                    and Administration
                                                    Principal Accounting Officer