Form 10-Q
period 1996-09-30
THQ INC
filed 1996-11-13
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                     ______

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to   ______________

                         Commission file No.:  0-18813

                                   ToHQ, INC.
             (Exact name of registrant as specified in its charter)


         New York                                             13-3541686
-------------------------------                            --------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification No.)

         5016 North Parkway Calabasas, Suite 100, Calabasas, CA  91302
                    (Address of principal executive offices)

                                  818-591-1310
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value:  4,715,085 shares (as of November 11, 1996).

                          ToHQ, INC. AND SUBSIDIARIES

                                     INDEX



Part I - Financial Information                                                                Page
------------------------------                                                                ----
Item 1.          Consolidated Financial Statements:

                 Consolidated Balance Sheets -
                     September 30, 1996 and December 31, 1995                                 3

                 Consolidated Statements of Operations -
                    for the Three and Nine Months Ended September 30, 1996
                    and 1995                                                                  4

                 Consolidated Statements of Cash Flows -
                    for the Nine Months Ended September 30, 1996 and 1995                     5

                 Notes to Consolidated Financial Statements                                   7

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                 10


Part II - Other Information
---------------------------

Item 6.          Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                    17
----------

Part I - Financial Information

Item 1. Financial Statements.

                          ToHQ, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,          December 31,
                                                                                  1996                  1995
                                                                             -------------          ------------
                                                                              (unaudited)
                                                                     ASSETS
                                                                     ------

 Current assets:
    Cash                                                                      $ 2,044,000            $ 1,895,000
    Accounts receivable - net                                                   9,041,000              9,362,000
    Inventory                                                                   1,786,000              1,150,000
    Inventory deposits                                                            246,000
    Prepaid and deferred royalties                                              1,932,000              1,776,000
    Capitalized development costs                                               3,264,000              2,037,000
    Income tax refund receivable                                                   27,000                 27,000
    Prepaid expenses and other current assets                                     443,000                153,000
                                                                              -----------            -----------
           Total current assets                                                18,783,000             16,400,000
 Equipment - net                                                                  609,000                516,000
 Other long term assets                                                           801,000
                                                                              -----------            -----------
        TOTAL ASSETS                                                          $20,193,000            $16,916,000
                                                                              ===========            ===========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      ------------------------------------

 Current liabilities:
   Accounts payable and accrued expenses                                      $ 4,392,000            $ 4,707,000
   Accrued royalties                                                            4,710,000              1,752,000
   Accrued returns and allowances                                                                      2,859,000
   Advance from bank                                                            1,478,000
                                                                              -----------            -----------
            Total current liabilities                                          10,580,000              9,318,000
 Commitments and contingencies
 Shareholders' equity:
   Common stock, par value $.0001, 100,000,000 shares authorized;
      4,701,420 shares and 4,217,391 shares issued and outstanding as
      of September 30, 1996 and December 31, 1995, respectively                     4,000                  4,000
  Additional paid-in capital                                                   34,452,000             33,317,000
  Cumulative foreign currency translation adjustment                             (367,000)              (360,000)
  Accumulated deficit                                                         (24,476,000)           (25,363,000)
          Total shareholders' equity                                            9,613,000              7,598,000
                                                                              -----------            -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $20,193,000            $16,916,000
                                                                              ===========            ===========





                See notes to consolidated financial statements.

                          ToHQ, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended                      Nine Months Ended
                                                         September 30,                           September 30,
                                                --------------------------------        -------------------------------
                                                    1996                1995               1996                1995
                                                -----------         -----------         -----------         -----------
 Net sales                                      $11,102,000         $ 7,752,000         $29,772,000         $18,935,000

 Costs and expenses:
   Cost of sales                                  5,737,000           4,532,000          16,783,000          10,798,000
   Royalties                                      2,045,000             737,000           5,084,000           2,103,000
   Product development                              226,000             240,000             767,000             527,000
   Project abandonment                              125,000             125,000             375,000             375,000
   Selling                                          987,000             666,000           2,304,000           1,689,000
   General and administrative                       999,000             751,000           2,764,000           2,475,000
   Operating interest                               271,000             370,000             589,000             722,000
                                                -----------         -----------         -----------         -----------
 Total costs and expenses                        10,390,000           7,421,000          28,666,000          18,689,000
                                                -----------         -----------         -----------         -----------
 Income from operations                             712,000             331,000           1,106,000             246,000
 Interest expense, net                              (60,000)            (26,000)           (215,000)            (92,000)
                                                -----------         -----------         -----------         -----------
 Income before income taxes                         652,000             305,000             891,000             154,000
 Provision for income taxes                                                                   4,000
                                                -----------         -----------         -----------         -----------
 Net income                                     $   652,000         $   305,000         $   887,000         $   154,000
                                                ===========         ===========         ===========         ===========
 Net income per share                           $       .13         $       .09         $       .19         $       .05
                                                ===========         ===========         ===========         ===========
 Shares used in per share calculation             4,992,000           3,433,000           4,684,000           3,007,000
                                                ===========         ===========         ===========         ===========





                See notes to consolidated financial statements.

                          ToHQ, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         1996               1995
                                                                     ------------        -----------
 Cash flows from operating activities:
 Net income                                                          $   887,000         $  154,000
 Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                       176,000            176,000
     Provision for doubtful accounts, discounts and returns            3,282,000          1,908,000
  Changes in operating assets and liabilities:
     Accounts receivable                                              (2,696,000)        (1,825,000)
     Inventory and inventory deposits                                   (868,000)         2,154,000
     Prepaid and deferred royalties and
         capitalized development costs                                 1,922,000          1,396,000
     Prepaid and deferred taxes                                          (19,000)            66,000
     Prepaid expenses and other current assets                          (290,000)            52,000
     Accounts payable and accrued expenses                               (58,000)            94,000
     Accrued royalties                                                  (348,000)        (2,870,000)
     Accrued returns and allowances                                   (3,132,000)        (4,465,000)
                                                                     ------------        -----------
 Net cash used in operating activities                                (1,144,000)        (3,160,000)

 Cash flows used in investing activities:
     Long term assets                                                   (501,000)
     Acquisition of equipment                                           (267,000)          (108,000)
                                                                     ------------        -----------
 Cash used in investing activities                                      (768,000)          (108,000)

 Cash flows from financing activities:
     Advances from bank                                                1,478,000
     Net proceeds from issuance of convertible preferred stock                            2,728,000
     Proceeds from exercise of options and warrants                      606,000
                                                                     ------------        -----------
 Cash provided by financing activities                                 2,084,000          2,728,000
                                                                     ------------        -----------
 Effect of exchange rate changes on cash                                 (23,000)            57,000
                                                                     ------------        -----------
 Net increase (decrease) in cash                                         149,000           (483,000)
 Cash - beginning of period                                            1,895,000          2,807,000
                                                                     ------------        -----------
 Cash - end of period                                                $ 2,044,000         $2,324,000
                                                                     ============        ===========
 Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                        $         0         $    7,000
                                                                     ============        ===========
 Cash paid during the period for interest                            $   260,000         $  175,000
                                                                     ============        ===========





                See notes to consolidated financial statements.

                                  (continued)

Non-cash Transactions:

         During the first quarter of 1995 a reclassification of approximately $1,000,000 was made reducing both accrued returns and allowances and inventory to adjust to the net realizable value of the XBAND Modem inventory. The entry reflects an agreement, which was completed on May 31, 1995, with Catapult Entertainment, Inc., pursuant to which the Company received certain compensation for its accounts receivable and inventory related to the XBAND Modem.

          On July 1, 1996 the Company issued 70,000 shares of common stock in lieu of cash to a consultant of the Company. This transaction resulted in a reduction in accounts payable and accrued expenses and a like increase in additional paid in capital in the amount of $229,000, the fair value of the stock issued on the date of issuance. Also on July 1, 1996, the Company issued 52,660 shares of common stock as part of the purchase price for a 25% interest in Inland Productions, Inc., increasing other long term assets and additional paid-in capital by $300,000.





                See notes to consolidated financial statements.

                          ToHQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         Earnings Per Share. Net income per share has been computed using the weighted average number of common shares and common share equivalents (which consist of warrants and options, to the extent they are dilutive). The difference between primary and fully diluted earnings per share is not significant.

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

         Fair Values of Financial Instruments. The carrying value of accounts receivable and trade payables approximate the fair value due to their short-term maturities. The carrying value of the Company's advances from its bank is considered to approximate its fair value because the interest rate of this instrument is based on a variable reference rate.

2. ACCOUNTS RECEIVABLE, FACTORING AGREEMENT, DUE FROM FACTOR AND ACCRUED RETURNS AND ALLOWANCES.

         Until July 18, 1996 the Company had a factoring and credit agreement (the "BNY Agreement") with BNY Financial Corporation ("BNY"), a wholly owned subsidiary of The Bank of New York.

         On July 18, 1996, the Company terminated the BNY Agreement and entered into a new financing and banking arrangement with Imperial Bank (the "Imperial Agreement"). The Imperial Agreement permits the Company to draw down working capital advances and open letters of credit in amounts determined by a formula based on 70% of eligible accounts receivable and 50% of eligible inventory.
The amount of eligible inventory in the formula may not exceed $1,500,000. The facility provides for maximum borrowings of $7,500,000, with advances bearing interest at the bank's prime rate plus 1.25% (9.5% as of September 30, 1996. The Company has granted Imperial Bank a security interest in its domestic accounts receivable and inventories. The Imperial Agreement expires on June 30, 1997. Open letters of credit under the Imperial Agreement totaled $3,844,000 at September 30, 1996.

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

         The Company also has lines of credit with two additional lenders pursuant to which such lenders have agreed to issue letters of credit on the Company's behalf to Sony, Nintendo, and Sega for the purchase of software for the Company's domestic and European operations. The domestic and European lines are $5,000,000 and $2,500,000, respectively. Each of these lenders receives a fee for the issuance of such letters of credit, and each lender retains title to the inventory financed by such lender until such time as the inventory is sold. The domestic lender has a security interest in the domestic assets of the Company, subordinated to Imperial Bank's priority security interest. The current term of the agreement with the domestic lender expires on March 15, 1997, with automatic renewals at such date and every six months thereafter, unless terminated by either party. Open letters of credit with the domestic lender were $3,187,000 at September 30, 1996. The European lender has a first security interest in all of the Company's European subsidiaries' receivables, inventory, and other assets. The agreement may be canceled at any time at the lender's sole discretion. Open letters of credit under the agreement with the European lender were $728,000 as of September 30, 1996.

         Because BNY owned the Company's domestic receivables pursuant to the BNY Agreement, prior to the effective date of the Imperial Agreement the Company's domestic accounts receivables were presented net of advances from BNY (see table below). In addition, because BNY assumed credit risk for the Company's domestic receivables but did not assume risk of markdowns or allowances, the Company's reserve for such markdowns and allowances was presented as a liability in periods prior to the closing of the Imperial Agreement. Since

Imperial does not own the Company's domestic receivables, advances from Imperial are now shown as a liability in the accompanying financial statements, and reserves for markdowns and allowances are now presented as a deduction from the Company's gross receivables.

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at September 30, 1996 and December 31, 1995 are composed of the following:

                                                         September 30,            December 31,
                                                             1996                     1995
                                                        ---------------          ---------------
 Receivables assigned to factor                                                   $   7,348,000
 Advances from factor                                                                (2,085,000)
                                                                                  -------------
 Due from factor                                                                      5,263,000
 Accounts receivable - domestic                          $   11,655,000
 Other accounts receivable, primarily foreign                 1,997,000               5,739,000
 Other receivables                                                4,000                  51,000
 Allowance for foreign doubtful accounts                     (1,310,000              (1,380,000)
 Allowance for foreign discounts and returns                   (112,000)               (311,000)
 Allowance for domestic accrued returns
     and allowances                                          (3,193,000)
                                                         --------------           -------------
          Accounts receivable - net                      $    9,041,000           $   9,362,000
                                                         ==============           =============

3.       OTHER LONG TERM ASSETS

         On July 1, 1996, the Company acquired a twenty-five percent interest in Inland Productions, Inc. ("Inland"), a software developer for home entertainment game systems. The investment consisted of $300,000 in cash and 52,660 shares of ToHQ common stock, and is included in other long term assets in the accompanying balance sheet. The Company has contracted with Inland for the development of 32-bit and 64-bit versions of World Championship Wrestling.

         On August 2, 1996, the Company acquired the business of Heliotrope Studios, Inc. ("Heliotrope"), a software developer for personal computer platforms, and an assignment of the distribution license and certain work-in-progress for a PC CD-ROM title (Pax Imperia II) from Blizzard Entertainment ("Blizzard"), a division of Davidson Associates. In connection with the acquisition, the Company incurred costs and assumed certain liabilities of Heliotrope. The excess of the Company's cost of the acquisition over the estimated fair value of assets acquired (approximately $190,000) has been included as a long term asset in the accompanying balance sheet. Such excess cost is being amortized over 60 months. Because Heliotrope's assets and operations prior to the acquisition were insignificant, no pro forma information is presented. The Company paid Blizzard $350,000; these costs have been recorded as a prepaid royalty and will be amortized over the estimated economic life of the product.

4.       STOCK OPTIONS

         In 1996, the Company issued 200,000 options outside of its employee stock option plan to Brian Farrell, the Company's President, at $5.00 per share.
                     ___________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ToHQ, Inc. (the "Company") develops, publishes and distributes interactive entertainment software ("Software"). The Company derives its net sales from Software used with the hardware platforms that collectively dominate the market, the 16-bit Super Nintendo Entertainment System ("SNES") and the portable Game Boy ("Game Boy") manufactured by Nintendo Co., Ltd., and its subsidiary, Nintendo of America, Inc. (collectively, "Nintendo") and the Sega Genesis ("Genesis"), and the 32-bit Sega Saturn ("Saturn") manufactured by Sega Enterprises, Ltd. ("Sega"), and the 32-bit Sony PlayStation manufactured by Sony Computer Entertainment of America ("Sony"). For the nine months ended September 30, 1996, sales of Nintendo Software constituted 74% of the Company's sales, Sega Software sales were 15%, and the remaining 11% were derived from sales of Sony PlayStation Software products. As is typical in the Software industry, the Company depends on the introduction of new software titles ("Titles") or sequels to replace declining revenues from older Titles. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new Titles that achieve market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company intends to focus more of its resources on software for the newly introduced 32-bit and 64-bit platforms, as well as software for the personal computer platform.

         The Company acquires licenses to develop and market Software based on popular cultural trends and high recognition names such as sports and entertainment personalities, arcade games, movies, and television shows ("Properties"). Examples of Software developed based on licenses acquired to date include Disney's Pocahontas, Disney's Toy Story, Bass Master's Classic, Home Alone, The Mask, and Olympic Summer Games. The Company has also entered into an agreement with Turner New Media, Inc. to develop and publish entertainment software for next generation game systems based on Turner's World Championship Wrestling. This product is being developed by Inland in which ToHQ has a 25% equity interest. The Company has also entered into license agreements with Electronic Arts, Inc. ("Electronic Arts") whereby ToHQ will develop and publish numerous Software products based upon existing Electronic Arts' titles, primarily for the SNES and Game Boy platforms, including Madden 97, FIFA Soccer 97, NHL Hockey 97, and College Football USA 97.

         As part of its business strategy, the Company intends to develop and publish Software for multiple hardware platforms. ToHQ intends to develop Software for some or all of such platforms, including personal computers with CD-ROM devices, in order to reach a larger target audience, minimize the risks of being committed to a single platform, and increase the likelihood of recovering its development costs by spreading such costs across multiple platforms. The particular 32-bit and 64-bit platforms that the Company will publish Software for, however, will depend on a number of factors, including the Company's ability to secure licenses for a platform, the popularity of a particular platform among consumers, and the Company's estimate of the anticipated profits it can generate from a platform.

         The Company's business cycle generally commences with the securing of a license to publish one or more Titles based on a Property. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. After securing the Property, the Company commences software development for the Title.

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

         Upon approval by Sony, Nintendo, or Sega, the Company places a purchase order for the CD-ROM's or Software cartridges for completed games and generally causes a letter of credit to be opened in favor of Sony, Nintendo, or Sega, who manufacture the Software. Manufactured inventory is shipped at the Company's expense to a public warehouse in California for domestic distribution, or in the United Kingdom for foreign distribution.

         The Company sells its Software primarily to mass merchandisers and national retail chain stores through its sales staff and third-party regional sales representatives. The Company's seven largest customers accounted for approximately 46% and 44% of gross sales in the nine months ended September 30, 1996 and 1995, respectively. To a lesser extent, the Company also sells through distributors. The Company's marketing and sales strategy has allowed the Company to keep its internal sales and marketing staff relatively small, while maintaining close contact with its large customers.

         If consumer demand for a product is below the amount a retailer anticipated when it ordered the product from the Company, the Company may not insist that its customers accept all booked orders or products shipped. The Company also may consent to negotiated price discounts, returns or credits with respect to future orders, which could materially and adversely affect net sales and operating results. Profit margins may vary over time as a result of a variety of other factors. Profit margins for cartridge Products can vary based on the cost of the memory chip used for a particular Title. As Software has grown more complex, the trend in the Software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have lower per unit manufacturing costs than do cartridge-based Products. However, such savings may be offset by typically greater development costs for Titles published on CD-ROMs.

         Although the Company believes that sales of Software for the 16-bit and Game Boy platforms are declining, it believes that because of the large current installed base of such platforms, the relatively low cost of development of Titles for such platforms, and reduced competition in these markets, the Company can still generate meaningful revenues from sales of such Software. The Company intends to continue to publish high-profile Software Titles for these platforms such as those obtained pursuant to the agreements with Disney Interactive and Electronic Arts.

          The Company has experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including the timing of releases of new titles by the Company, the popularity of both new Titles and Titles released in prior periods, fluctuations in the mix of Titles with varying profit margins, the timing of customer orders, the timing of shipments by the Sony, Nintendo or Sega, fluctuations in the size and rate of growth of consumer demand for Software for various platforms, the timing of the introduction of new Platforms and the accuracy of a retailer's forecasts of consumer demand. The Company's expenses are based, in part, on its expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by the Company to meet its sales expectations. Finally, the interactive game market is highly seasonal, with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for Software during the year-end holiday buying season). There can be no assurance that the Company can maintain consistent profitability on a quarterly or annual basis.

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

         The Company presently is wholly dependent on Sony, Nintendo, and Sega for the proprietary information and technology needed to develop and manufacture such Software, under agreements predominantly with three year terms, expiring in 1996 through 1999. A majority of these agreements are renewals of originally issued agreements. In the event that at the end of the term of the current licenses Sony, Nintendo, or Sega do not renew or further extend their respective licenses with the Company, or terminate their respective licenses for any reason, the Company would be unable to market and sell Sony, Nintendo, or Sega Software and its operations would be materially and adversely affected.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                        September 30,
                                              ----------------------               -----------------------
                                               1996            1995                 1996             1995
                                              ------          ------               ------           ------
 Domestic sales                                83.9%           94.4%                74.8%            82.0%
 Foreign sales                                 16.1             5.6                 25.2             18.0
                                              ------          ------               ------           ------
 Net sales                                    100.0           100.0                100.0            100.0
 Costs and expenses:
    Cost of sales                              51.7            58.5                 56.4             57.0
    Royalties                                  18.4             9.5                 17.1             11.1
    Product development                         2.0             3.1                  2.6              2.8
    Project abandonment                         1.1             1.6                  1.3              2.0
    Selling                                     8.9             8.6                  7.7              8.9
    General and administrative                  9.0             9.7                  9.2             13.1
    Operating interest                          2.5             4.7                  2.0              3.8
                                              ------          ------               ------           ------
 Total costs and expenses                      93.6            95.7                 96.3             98.7
                                              ------          ------               ------           ------
 Income from operations                         6.4             4.3                  3.7              1.3
 Interest expense, net                         (0.5)           (0.3)                (0.7)            (0.5)
                                              ------          ------               ------           ------
 Income before income taxes                     5.9             4.0                  3.0              0.8
                                              ------          ------               ------           ------
 Net income                                     5.9%            4.0%                 3.0%             0.8%
                                              ======          ======               ======           ======



         The following table sets forth, for the three months and nine months ended September 30, 1996 and 1995 the Titles released during such periods for the Platforms indicated below:

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                              ----------------------               -----------------------

                                               1996            1995                 1996             1995
                                              ------          ------               ------           ------

 PlayStation                                    2                                    3
 Saturn                                         2                                    3
 SNES                                           3                1                   6                 4
 Genesis                                        1                1                   2                 2
 Game Boy                                       2                2                   7                 7
 Game Gear                                                                                             1
                                              ------          ------               ------           ------
    Total                                      10                4                  21                14
                                              ======          ======               ======           ======

         The Company's net sales increased to $11,102,000 in the three months ended September 30, 1996, from $7,752,000 in the same period of 1995, and increased to $29,772,000 in the nine months ended September 30, 1996, from $18,935,000 in the same period of 1995, as a result of an increase in the number of new titles released. In the three months ended September 30, 1996, net sales of products based on the Company's Disney's Toy Story, Alone in the Dark, and PGA European Tour licenses were $1,723,000 (16% of net sales), $1,537,000 (14% of net sales), and $1,480,000 (13% of net sales), respectively. In the third quarter of 1995 net sales of the Company's BASS Masters Classic, The Mask, and Madden 96 licenses were $4,378,000 (56% of net sales), $1,102,000 (14% of net sales), and $946,000 (12% of net sales), respectively. Foreign net sales grew to $7,508,000 in the nine months ended September 30, 1996, from $3,417,000, for the same period of 1995, as a result of an increase in the number of Titles shipped and an increase in unit sales per Title. The results for the first nine months of fiscal 1995 included $1,200,000 in sales and $600,000 of cost of sales resulting from the sale of inventory pursuant to the revised agreement with Catapult Entertainment related to the XBAND Video Game Modem.

         Cost of sales decreased as a percentage of net sales to 51.7% and 56.4% in the three months and nine months ended September 30, 1996, respectively, from 58.5% and 57.0% of net sales in the corresponding periods of 1995. The drop in cost of sales as a percentage of net sales is a result of the commencement in 1996 of higher-margin CD-ROM titles. This improvement was mitigated by increased foreign sales (for which margins are generally lower) and a greater percentage of sales of SNES titles (for which margins are slightly lower).

         Royalty expense as a percentage of net sales increased to 18.4% and 17.1% in the three months and nine months ended September 30, 1996, compared to 9.5% and 11.1% in the same period of 1995. License agreements for Titles released in 1996 provided for royalties at higher rates, particularly the Company's licenses for Disney's Pocahontas and Toy Story, and its titles for advanced Platforms.

         In the three months and nine months ended September 30, 1996, selling expenses increased $321,000 and $615,000, respectively, as a result of increased marketing efforts for new releases.

         Operating interest, which consisted of fees paid to the Company's bank and fees paid to the Company's domestic and European lenders for letters of credit, decreased to $271,000 and $589,000 in the three and nine months ended September 30, 1996, respectively, from $370,000 and $722,000 in the same periods of 1995. The decline is the result of the Company's entering into more favorable agreements with the Company's domestic and European letter of credit providers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of cash are Product purchases, guaranteed payments to licensors, advance payments to developers, and the costs of internal Software development. In order to purchase Products from the Sony, Nintendo, and Sega, the Company must open letters of credit in their favor. As of September 30, 1996, the Company had obligations with respect to future guaranteed minimum royalties and open letters of credit of $4,710,000 and $7,759,000, respectively.

         The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the funds provided by operations and funds available under the Imperial Agreement will be adequate to meet the Company's anticipated requirements for operating expenses, Product purchases, guaranteed payments to licensors and Software development through 1997. However, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations. There can be no assurance that, in the event additional financing is required, the Company will be able to raise such financing on terms acceptable to it.

         The Company does not anticipate making material capital expenditures in 1997.

         For the nine months ended September 30, 1996, the Company's net cash used in operating activities was $1,144,000, compared to $3,160,000 for the same period in 1995.

         For the nine months ended September 30, 1996, the Company's net cash used in investing activities was $768,000, (primarily as a result of the acquisition of Heliotrope and the investment in Inland), compared to $108,000 for the same period in 1995. See Note 3 of Notes to Consolidated Financial Statements included elsewhere herein.

         For the nine months ended September 30, 1996, the Company's net cash provided by financing activities was $2,084,000, compared to $2,728,000 for the same period in 1995. Financing activities were primarily the receipt of the proceeds from the exercise of warrants and options and bank borrowings in 1996 and the issuance of convertible preferred stock in 1995.





                  ___________________________________________

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

                  10.1       Stock Purchase Agreement
                             dated as of June 28, 1996, by
                             and between the Company and
                             Inland Productions, Inc.

                 10.2        Stock Purchase Agreement
                             dated as of August 2, 1996,
                             by and between the Company
                             and Heliotrope Studios, Inc.

                 27          Financial Data Schedule.

          (b)     Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 1996                ToHQ, INC.
         -----------------
                                          By: /s/  Brian J. Farrell
                                              --------------------------
                                                   Brian J. Farrell
                                                   President and Chief
                                                   Executive Officer


                                          ToHQ, INC.

                                          By: /s/  Deborah A. Lake
                                              --------------------------
                                                   Deborah A. Lake
                                                   Vice President Finance
                                                   and Administration
                                                   Principal Accounting Officer