Form 10-K
period 1996-12-31
THQ INC
filed 1997-03-31
CIK 865570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                              --------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                             COMMISSION FILE NUMBER 0-18813

                                   T-HQ, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              --------------------

                NEW YORK                                    13-3541686
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      5016 NORTH PARKWAY CALABASAS
              CALABASAS, CA                                    91302
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 591-1310
                                                          -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.0001 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             ---

     As of March 24, 1997, approximately 6,479,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $39,488,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the T-HQ, Inc. 1997 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year (incorporated into Part III).


================================================================================

                                   T-HQ, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1996

                               ITEMS IN FORM 10-K

                                                                                          Page
Facing page
Part I

        Item 1.        Business.                                                           1
        Item 2.        Properties.                                                        13
        Item 3.        Legal Proceedings.                                                 13
        Item 4.        Submission of Matters to a Vote of Security Holders.               14

Part II

        Item 5.        Market for the Registrant's Common Equity and Related
                       Stockholder Matters.                                               15
        Item 6.        Selected Financial Data.                                           16
        Item 7.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                               18
        Item 8.        Financial Statements and Supplementary Data.                       26
        Item 9.        Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure.                               26

Part III

        Item 10.       Directors and Executive Officers of the Registrant.                27
        Item 11.       Executive Compensation.                                            27
        Item 12.       Security Ownership of Certain Beneficial Owners and
                       Management.                                                        27
        Item 13.       Certain Relationships and Related Transactions.                    27

Part IV

        Item 14.       Exhibits, Financial Statement Schedule and Reports on
                       Form 8-K.                                                          28

Signatures                                                                                32


        The Annual Report of T-HQ, Inc. (the "Company") on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management with respect to the matters discussed in this Report. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in the Company's report on Form 8-K, filed on March 28, 1997 with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

        INTRODUCTION

        T-HQ, Inc. (the "Company") develops, publishes and distributes interactive entertainment software ("Software") for the various hardware platforms ("Platform") that collectively dominate the home video game market. The Company currently publishes titles for all major dedicated Platforms manufactured by Sony, Sega and Nintendo (the "Manufacturers"), and in 1997 intends to release titles for the recently introduced Nintendo 64 Platform and multimedia personal computers. The Company currently publishes products in most interactive Software genres, including action, adventure, arcade, fighting, driving, strategy, simulation and sports. The Company's principal customers include Toys "R" Us, Wal-Mart, Target and Best Buy, other national and regional retailers, discount store chains and specialty retailers.

        The Company's titles are developed both internally and under contract with independent developers, and are typically based on properties licensed from third parties. The Company continually seeks to identify and exploit for development, titles based upon entertainment project (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts ("Properties") that have high public visibility or recognition or that reflect the trends of popular culture. Other than titles that the Company may release on CD-ROM for use on multimedia personal computers ("PCs"), all of the Company's products consist of cartridges and CD-ROMs manufactured for the Company by the Manufacturers.

        The Company achieved a turnaround in 1995, reversing two years of significant losses. Under new leadership, the Company focused its product strategy, improved inventory management and reduced fixed costs. As a result, ToHQ's revenues increased from $13.3 million in 1994 to $33.3 million and $50.3 million in 1995 and 1996, respectively.

THE INTERACTIVE ENTERTAINMENT INDUSTRY AND TECHNOLOGY

        The home video game Software market consists both of (i) cartridge-based and CD-ROM-based Software for use solely on dedicated hardware systems manufactured by the Manufacturers, and to a significantly lesser extent, other vendors, and (ii) Software distributed on CD-ROMs for use on PCs. Until 1996, most Software for dedicated Platforms was sold in cartridge form. However, CD-ROMs have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges.

        The first modern Platform was introduced by Nintendo in 1985 using "8-bit" technology. "8-bit" means that the central processing unit, or "chip," on which the Software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the Platforms and PCs. As the technology of the hardware has advanced, the Software designed for the Platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of CD-ROMs enable them to provide richer content and longer play. Portable Platforms manufactured by the Manufacturers are less sophisticated technologically and do not require television monitors. Currently, the non-portable Platforms being marketed are based primarily on 32-bit and 64-bit technology.

        The following table sets forth the year of release in the United States of each of the Manufacturers' Platforms for which the Company publishes titles and the technology on which such Platforms are based:

                                                                  DATE OF U.S.
                 MANUFACTURER          PRODUCT NAME               INTRODUCTION             TECHNOLOGY
                 ------------          -------------              ------------          ----------------
                 Nintendo              Game Boy                       1989              8-bit (portable)
                 Sega                  Game Gear                      1991              8-bit (portable)
                 Sega                  Genesis                        1989                        16-bit
                 Nintendo              SNES                           1991                        16-bit
                 Sega                  Saturn                         1995                        32-bit
                 Sony                  PlayStation                    1995                        32-bit
                 Nintendo              Nintendo 64                    1996                        64-bit

        The Company believes that the success of Software is dependent on the graphic look and feel of the Software, the depth and variation of game play and the popularity of the Property on which the Software is based. As new Platforms are introduced, Software for such Platforms requires new standards of design and technology to fully exploit such Platforms' capabilities and requires that Software developers devote substantial resources to product design and development.

BUSINESS STRATEGY

        The Company's objective is to become a leading provider of exciting, high-quality Software that appeals to a broad range of consumers for use on a variety of Platforms. The Company's business strategy is based on the following:

        - Developing a portfolio of games, primarily for use on advanced Platforms, based on Properties that are proprietary or are exclusively licensed to the Company ("Franchise" Properties). Franchise Properties allow the Company to release titles based on such Properties on a variety of hardware Platforms, to create sequels to such titles and to re-release such titles at secondary and tertiary price points in the future. The Company's exclusively licensed Properties currently consist of BASS Masters Classic, Turner's World Championship Wrestling and Brunswick's Tournament of Champions. Currently, the Company's proprietary products are Pax Imperia: Eminent Domain and Dead Unity.

        - Identifying and licensing titles originally developed in foreign territories with proven or anticipated consumer acceptance and publishing localized versions for advanced Platforms for distribution in the United States and other countries. This strategy enables the Company to participate in the market for advanced Platform games while limiting risk. In 1996, the Company commenced publishing and distributing Sony PlayStation and Sega Saturn titles under license from foreign independent Software developers, primarily from Japan. In 1997, the Company expects to publish approximately 13 additional titles acquired in such manner, including K1: The Arena Fighters, Ghost in the Shell and Bravo Air Race.

        - Publishing high quality Software for the large installed base of 16-bit and Game Boy Platforms for so long as the Company believes there is a significant market for such titles. The Company believes that the relatively low cost of development of titles for such Platforms and reduced competition in these markets creates an opportunity to generate continuing sales and profits from these segments of the video game market. Examples of such titles published by the Company include Disney's Toy Story and Disney's Pocahontas and LucasArts' Super Empire Strikes Back and Super Return of the Jedi. Licenses acquired for titles currently under development include Disney's Hunchback of Notre Dame and Disney's Hercules (an animated feature film to be released in 1997). The Company has also entered into agreements with Electronic Arts Inc., a competing independent Software company, pursuant to which the Company develops, publishes and distributes titles based on existing Electronic Arts titles, primarily for SNES and Game Boy. Representative Electronic Arts titles include Madden Football, FIFA International Soccer, NBA Live, NHL Hockey and PGA Tour Golf.

        - Expanding its presence in foreign markets that demonstrate (through an increasing installed base of Platforms) the potential for commercial success of the Company's titles. To accomplish this strategy, the Company established an office in the United Kingdom in 1992 to oversee its operations in Europe and has developed strategic relationships with

        Japanese publishers, resulting in foreign sales constituting 26% and 30% of the Company's revenues in 1995 and 1996, respectively.

        - Managing the development and marketing of its titles in a manner that minimizes financial risk. The Company has experienced and expects to continue to experience fluctuations in its revenues, both on a quarterly basis and otherwise, as a result of numerous factors. See "Risk Factors -- Revenue Fluctuations and Seasonality." The Company attempts to minimize its fixed expenses by such means as adjusting the relative use of employees and independent contractors who perform Software development, adopting warehouse and shipping systems that closely link product fulfillment costs to sales volume, and compensating sales representatives based on sales volume. In addition, by implementing strict product ordering and inventory controls, the Company attempts to reduce the risks associated with excessive or obsolete inventory.

        To further its strategy of obtaining or creating Franchise Properties, the Company has enhanced its development abilities by making certain strategic acquisitions. In 1993, the Company acquired Black Pearl Software, Inc. ("Black Pearl"), an independent Software developer. In August 1996, the Company consummated the acquisition of Heliotrope and retained the services of that company's principals (the "Heliotrope Acquisition") in order to develop and publish Pax Imperia: Eminent Domain for release in 1997 and to develop other strategy games for the PC market. See " -- Software Design and Development."

        The Company may also rely upon strategic investments to facilitate access to proprietary Software and skilled developers outside the Company. In July 1996, the Company acquired a 25% interest in Inland Productions, Inc. ("Inland"), a recently formed Software developer. Inland is currently developing the Company's PlayStation and Nintendo 64 versions of Turner's World Championship Wrestling and PC and PlayStation versions of BASS Masters Classic. The Company seeks to acquire or invest in other Software development companies to further its development of Proprietary titles.

TITLES

        Since its inception, the Company has released an aggregate of 101 titles as of December 31, 1996, consisting of 32 SNES titles, 36 Game Boy titles, 13 Nintendo Entertainment Systems titles, seven Genesis titles, six Game Gear titles, three Saturn titles and four PlayStation titles. The Company continually seeks to acquire licenses to publish and distribute additional titles.

        The following tables set forth, for each Platform, the titles (i) released by the Company in 1996 and anticipated to be released in 1997, and (ii) the date of release (or anticipated release) of each title. There can be no assurance that each of the titles anticipated for release in 1997 will be released when scheduled or at all.

                                                                                                         RELEASE
          TITLES RELEASED IN 1996                        CATEGORY            PLATFORM                      DATE
          -----------------------                        --------            --------                      ----
          Disney's Pocahontas                            Adventure           Game Boy                      3/96
          In the Hunt                                    Arcade              PlayStation                   3/96
                                                                             Saturn                        5/96
          NBA Live '96                                   Sports              Game Boy                      3/96
          NHL Hockey '96                                 Sports              Game Boy                      4/96
          Olympic Summer Games                           Sports              SNES                          5/96
                                                                             Genesis                       5/96
                                                                             Game Boy                      6/96
          Disney's Toy Story                             Adventure           Game Boy                      5/96
                                                                             SNES (U.K. only)              6/96
          BASS Masters Classics: Pro Edition             Simulation          SNES                          6/96
                                                                             Genesis                      12/96
          Time Killers                                   Arcade              Genesis                       7/96
          Mohawk & Headphone Jack                        Adventure           SNES                          8/96
          Battlezone/Super Breakout                      Arcade              Game Boy                      8/96
          Robopit                                        Action              PlayStation                   8/96
                                                                             Saturn                        9/96
          Alone in the Dark: One-Eyed Jack's
            Revenge                                      Adventure           Saturn                        8/96
                                                                             PlayStation                   8/96
          Disney's Pinocchio                             Adventure           Game Boy                      9/96
                                                                             Genesis                      11/96
                                                                             SNES (U.K. only)             11/96
          PGA European Tour                              Sports              SNES                          9/96
          Mr. Do!                                        Arcade              SNES                          9/96
          Urban Strike                                   Action              Game Boy                     10/96
                                                                             Game Gear                    10/96
          Floating Runner                                Action              PlayStation                  10/96
          Disney's Donald Duck and Maui
            Mallard                                      Adventure           SNES (U.K. only)             12/96
          Madden '97 Football                            Sports              Game Boy                     11/96
          FIFA International Soccer '97                  Sports              Game Boy                     11/96
          NHL Hockey '97                                 Sports              SNES                         11/96
          Sim City 2000                                  Simulation          SNES                         11/96
          College Football USA '97...                    Sports              SNES                         12/96

                                                                                                             ANTICIPATED
           TITLES ANTICIPATED TO BE RELEASED IN                                                                 RELEASE
                         1997*                                    CATEGORY             PLATFORM                   DATE
                         -----                                    --------             --------                   ----
           K-1: The Arena Fighters                                Fighting            PlayStation              Spring '97
           WCW vs. The World                                      Fighting            PlayStation              Spring '97
           Disney's Hunchback of Notre Dame                       Adventure           Game Boy                 Spring '97
           Tazmania 2                                             Adventure           Game Boy                 Spring '97
           Demolition Derby XL                                    Driving             Saturn                   Spring '97
           Krazy Ivan                                             Action              Saturn                   Spring '97
           Super Empire Strikes Back                              Action              SNES                     Spring '97
           Super Return of the Jedi                               Action              SNES                     Spring '97
                                                                                      Game Boy                 Spring '97
           Strike Point: The Hex Missions                         Action              PlayStation              Spring '97
                                                                                      PC                       Spring '97
           Adidas Power Soccer                                    Sports              Saturn                   Summer '97
           Brunswick's Tournament of Champions                    Simulation          SNES                     Summer '97
           Disney's Timon & Pumbaa                                Action              SNES                     Summer '97
           Disney's Hercules                                      Adventure           Game Boy                 Summer '97
           Ghost in the Shell                                     Action              PlayStation              Summer '97

           Pax Imperia: Eminent Domain                            Strategy            PC                       Summer '97
           Assault Rigs                                           Action              Saturn                   Summer '97
           Sentient                                               Action              Saturn                   Summer '97
           vs                                                     Fighting            PlayStation              Fall '97
           Bravo Air Race                                         Driving             PlayStation              Fall '97
           FIFA World Cup Soccer '98                              Sports              Game Boy                 Fall '97
           Madden Football '98                                    Sports              Genesis                  Fall '97
                                                                                      SNES                     Fall '97
           NHL Hockey '98                                         Sports              Genesis                  Fall '97
                                                                                      SNES                     Fall '97
           NBA Live '98                                           Sports              SNES                     Fall '97
                                                                                      Genesis                  Fall '97
           BASS Masters Classic: Pro Edition                      Simulation          PlayStation              Fall '97
                                                                                      PC                       Fall '97
           World Championship Wrestling                           Fighting            Playstation              Fall '97
                                                                                      Nintendo 64              Fall '97
           Tenka                                                  Action              Saturn                   Fall '97

--------------

 * Excludes titles the Company expects to release in 1997 but which have not yet been publicly announced.

INTELLECTUAL PROPERTY LICENSES

          The Company's strategy includes the creation of exciting games based on licensed Properties that have attained a high level of consumer recognition or acceptance. The Company believes it enjoys excellent relationships with a number of licensors, including Disney, Electronic Arts and LucasArts.

          The Company pays royalties to its Property licensors that generally range from 2% to 38% of the Company's net sales of the title. The Company must typically pay minimum guaranteed royalties over the license term and advance payments against such guarantees. License fees tend to be higher for Properties with proven popularity and less perceived risk of commercial failure. To the extent competition intensifies for licenses of highly desirable Properties, the Company may encounter difficulty in obtaining these licenses. See " -- Competition." Licenses typically extend for two to three years, may be exclusive for a specific title or line of titles, and may be renewable upon payment of certain minimum royalties or the attainment of specified sales levels.

          The Company's Property licenses generally grant to the Company exclusive use of the Property for the specified titles, on specified Platforms, within the defined territory and during the license term. However, licensors typically retain the right to exploit the Property for all other purposes, including the right to license the Property for use with other Platforms. Software published by third parties for use with other Platforms based on such Property may compete with titles offered by the Company.

PLATFORM LICENSES

          The Company's business is dependent on its license agreements with the Manufacturers. All of such licenses are for fixed terms and are not exclusive. Each license grants to the Company the right to develop, publish and distribute titles for use on such Manufacturers' Platforms, and requires that such titles be embodied in products that are manufactured solely by such Manufacturer.

          The following table sets forth information with respect to the Company's Platform Licenses. In some instances, the Company has more than one Platform License for a particular Platform.

MANUFACTURER       PLATFORM          NUMBER OF TITLES      TERRITORY                   EXPIRATION DATE(S)
------------       --------          ----------------      ---------                   ------------------
Nintendo             SNES            12/contract yr.       North America and           September and October 1997
                                                           Latin America
Nintendo             SNES            20/contract yr.       Europe and certain          March and July 1997
                                                           Asian countries
Nintendo             Game Boy        15/contract yr.       North America and           April and September 1997
                                                           Latin America               and January 1998
Nintendo             Game Boy        10/contract yr.       Europe and certain          March 1997 and January 1998
                                                           Asian countries
Sega                 Genesis         3/contract yr.        U.S. and Canada             October 1996(1)
Sega                 Game Gear       2/contract yr.        U.S. and Canada             March 1998(2)
Sega                 Saturn          3/contract yr.        U.S. and Canada             February 1998(2)
Sony                 PlayStation     title-by-title(3)     U.S. and Canada             June 1998
Sony                 PlayStation     title-by-title(3)     Europe                      December 2005(2)

-------------------

(1) The Company has applied for, and consistent with past practice expects to receive, a one- or two-year renewal of such license.

(2) Agreement continues year-to-year after such date unless terminated by either party.

(3) This Platform License does not set a maximum number of titles that the Company may publish in the designated territory; however, each title must be approved by the Manufacturer prior to development of the Software.

          The Company has applied for, and expects to receive, a license to publish titles for use on Nintendo's Nintendo 64 Platform, on a title-by-title basis. In November 1996, Nintendo approved the development by the Company of Turner's World Championship Wrestling for this Platform.

          Sega and Nintendo charge the Company a fixed amount for each cartridge, which amount varies based, in part, on memory capacity and processor power. Sega and Sony similarly charge a per unit amount for each CD-ROM. These charges include a manufacturing, printing and packaging fee as well as a royalty for the use of the Manufacturer's name, proprietary information and technology, and are subject to adjustment by the Manufacturers at their discretion. The Manufacturers have the right to review, evaluate and approve a prototype of each title and all packaging used by the Company in connection with the products.

          In addition, the Company must indemnify the Manufacturers with respect to all loss, liability and expense resulting from any claim against the Manufacturer involving the development, marketing, sale or use of the Company's titles, including any claims for copyright or trademark infringement brought against the Manufacturer. As a result, the Company bears a risk not only that the Properties upon which the titles are based, but also the information and technology licensed from the Manufacturer and incorporated in the products, may infringe the rights of third parties. While the Company's agreements with its independent Software developers and Property licensors typically provide for indemnification of the Company with respect to certain matters, there can be no assurance that, if any claim is brought by a Manufacturer against the Company for indemnification, such developers or licensors would have sufficient resources to in turn indemnify the Company, or that such indemnification would cover the matter that gave rise to the Manufacturer's claim against the Company.

          Each Platform License may be terminated by the Manufacturer if a breach or default by the Company is not cured by the Company after receipt of written notice thereof from the Manufacturer, or if the Company becomes insolvent. Upon termination of a Platform License for any reason other than a breach or default by the Company, the Manufacturer has the right to purchase from the Company, at the price paid by the Company, any product inventory manufactured by such Manufacturer for the Company that remains unsold for a specified period after such termination. Any such inventory not purchased by the Manufacturer must be destroyed. Upon termination as a result of a breach or default by the Company, any remaining inventory at such time must be destroyed, subject to the right of any institutional lender to the Company to sell such inventory for a specified period.

SOFTWARE DESIGN AND DEVELOPMENT

          Once the Company identifies and acquires a Property from a licensor, the Company designs and develops a game with features intended to exploit the characteristics of the Property and to appeal to the target consumers for such game. The Company's Software development process generally takes one of two forms.

          Internal Software Development. Prior to the Company's acquisition in 1993 of Black Pearl, an independent Software developer (the "Black Pearl Acquisition"), all of the Company's Software was developed by independent developers. The Black Pearl Acquisition resulted from the Company's determination that the internal development of certain Software permits better control over its quality and timeliness, and this acquisition provided the Company with Software development facilities, personnel and equipment permitting the Company to commence internal Software development. The Company's in-house development team is supervised by the Company's Vice President -- Software Development and is staffed by producers, programmers, Software engineers, artists, animators and game testers. The Heliotrope Acquisition enhanced the Company's internal development capabilities by adding a Software development team and related facilities in Connecticut. The Heliotrope team is currently working with the Company's other development staff to produce Pax Imperia:
Eminent Domain for publication on CD-ROM for PCs. The Company uses a variety of advanced hardware and Software development tools, proprietary hardware emulator systems, and various graphics, animation, sound and compression applications. As of December 31, 1996, the Company had 22 development employees.

          External Software Development. The Company also contracts with independent Software developers to conceptualize and develop titles under the Company's supervision. As of December 31, 1996, the Company had contracted development efforts to 10 such developers. The Company generally pays independent developers certain advances against royalties based on specified development completion milestones. Royalties in excess of the advances are based on a fixed amount per unit sold and range from $.25 to $3.50 per unit. The Company generally obtains ownership of the Software code and related documentation. The Company's agreements with its independent Software developers are usually entered into on a title-by-title basis.

          Although the predominant portion of the Company's titles continue to be developed by independent developers, approximately 27% of the Company's net sales in 1995 and 9% of the Company's net sales for the year ended December 31, 1996 were derived from titles developed by the Company internally.

          The Company may make strategic investments in independent developers for the purpose of securing access to proprietary Software and talented developers. In June 1996, the Company acquired a 25% interest in Inland, the developer currently working on versions of Turner's World Championship Wrestling and BASS Masters Classics.

          Upon completion of development, each title is extensively "play-tested" by the Company and sent to the Manufacturer for its review and approval. Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under the Company's supervision. The development cycle for new titles, including the development of the necessary Software, approval by the Manufacturer and production of the initial products, typically has ranged from nine to 18 months. This relatively long development cycle requires the Company to determine whether there will be adequate retailer and consumer demand for a title well in advance of its release.

MANUFACTURING

          Except for certain Genesis cartridges, the Manufacturers are the sole manufacturers of the products sold for use on their respective Platforms.

          After placing a purchase order with a Manufacturer and opening a letter of credit, the Company sends to the Manufacturer the title's Software code and a prototype, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture. The Manufacturers currently deliver cartridges to the Company within 30 to 75 days, and CD-Roms within 15 to 30 days, after their receipt of an order and a corresponding letter of credit, if required.

MARKETING, SALES AND DISTRIBUTION

          The Company depends in large part on the high name recognition of the Properties on which its titles are based to attract customers and to obtain shelf space in stores. The Company's marketing activities are directed by a sales team, led by the Company's Senior Vice President -- Sales, which maintains contact with major retail accounts and manages the activities of the Company's independent regional sales representatives.

          The Company is required by the Platform Licenses to provide a standard defective product warranty on all of the products sold. Generally, the Company is responsible for resolving, at its own expense, any warranty or repair claims. The Company has not experienced any material warranty claims.

          United States and Canadian Sales. The Company's titles are promoted to retailers by display at trade shows, such as the annual Electronic Entertainment Expo (E3). The Company also conducts print and cooperative retail advertising campaigns for most titles and prepares promotional materials, including product videos, to increase awareness among retailers and consumers.

          The Company's Game Boy titles licensed from Electronic Arts, such as Madden '96, FIFA Soccer '96, PGA Tour '96 and NHL '96, were included in Electronic Arts' print, television and point-of-purchase advertising. National newspaper and radio promotions included editorial and advertising support in key children's consumer and electronic gaming publications, such as Disney Adventures, Nintendo Power, GamePro, Game Players and Electronic Gaming Monthly. In 1996, the Company's marketing efforts for Olympic Summer Games included a mail-in rebate program with Reebok Shoes.

          Most of the Company's sales consist of direct sales to retailers. The Company distributes its titles primarily to mass merchandisers and national retail chain stores, including Toys "R" Us, Wal-Mart, Best Buy, Blockbuster Video, Kay Bee Toys, Electronics Boutique and Sears. Sales to the Company's ten largest customers collectively accounted for approximately 52% of the Company's gross sales in 1995 and 54% of the Company's gross sales in 1996. The Company has no written agreement or other understanding with any of its customers that relate to future purchases by such customers, and thus, purchases by such customers may terminate at any time.

          The Company utilizes electronic data interchange with most of its major domestic customers in order to (i) efficiently receive, process and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the Manufacturers. The Company ships its products to its domestic customers from a public bonded warehouse in Southern California.

          The Company's agreements with its independent regional sales representatives set forth the representatives' exclusive territory, types of customers to be solicited, commission rate and payment terms. Such representatives do not have contractual authority to obligate the Company.

          The domestic retail price for the Company's Software generally ranges between $20 and $70 for SNES, between $15 and $35 for Game Boy, between $20 and $55 for Genesis and between $19 and $59 for PlayStation and Saturn.

          Foreign Sales. In 1992, the Company commenced the sale of its titles in the United Kingdom, Europe and Australia. The Company sells its titles directly to retailers in the United Kingdom and to distributors for distribution in Europe and in Australia. The Company is the exclusive distributor for Disney's SNES and Game Boy products in the United Kingdom for such titles as Disney's Toy Story, Disney's Pocahontas and Disney's Pinocchio. The Company ships its products to its foreign customers from a public bonded warehouse in the United Kingdom. The Company is currently negotiating with distributors for other countries, including Japan.

INTELLECTUAL PROPERTY RIGHTS

          Each product and title typically embody a number of separately protected intellectual Property rights of the Manufacturer, the Property licensors and, to a lesser extent, the Company. The licensors of the Properties own the trademarks, trade names, copyrights and other intellectual Property rights relating to the Property on which the titles are based. The Manufacturer owns the patents and substantially all of the other intellectual Property embodied in the products. While the Company owns the game Software embodied in the products, the Company believes that such Software has little independent economic value. Accordingly, the Company must rely on the Manufacturers and the Property licensors with respect to protection from infringement of these Property rights by third parties.

          Each of the Manufacturers incorporates security devices in their respective Platforms and products to prevent unlicensed use of its Platforms. In addition, Nintendo requires its licensees to display the "Nintendo Seal of Approval" to notify the public that the title has been approved by Nintendo for use with a Nintendo Platform.

COMPETITION

          The interactive entertainment industry is intensely competitive. The ability of the Company to compete successfully is based on its ability to identify and obtain licenses to commercially marketable Properties, to develop appealing titles, to adapt its development capabilities with new technologies and to secure retail distribution. The Company competes, for both licenses to Properties and the sale of its titles, with the Manufacturers, each of which is the largest developer and marketer of Software for its Platforms. There can be no assurance that these companies will not increase their own development efforts. As a result of their commanding positions in the industry as primary manufacturers of dedicated interactive entertainment hardware and publishers of Software, the Manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than do any of their licensees, including the Company. The Manufacturers often have lower suggested retail prices for their Software than do their licensees.

          Each of the Manufacturers has dozens of active licensees, each of which is also a competitor of the Company. Each of the Manufacturers and many of these other competitors (such as Acclaim Entertainment, Inc., Disney Interactive, Inc., Electronic Arts Inc., GT Interactive Software Corp., Microsoft Corporation and Midway Games Inc.) have broader Software lines and greater financial, marketing and other resources than the Company; these competitive advantages enable such competitors to market their Software more aggressively and make higher offers or guarantees in connection with the acquisition of licensed Properties. In addition, as competition for retail shelf space becomes more intense, the Company may need to increase marketing expenditures to maintain sales of its titles; and as competition for popular

Properties increases, the cost of acquiring licenses for such Properties is likely to increase, resulting in reduced margins.

          In addition, the market for the Company's products is characterized by significant price competition, and the Company expects that it will face increasing pricing pressures from its current competitors. Accordingly, there can be no assurance that the Company will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of the Company's products would negatively affect operating income as a percentage of net revenue and would require the Company to increase unit sales in order to maintain net revenue.

          The Company believes that large diversified entertainment companies, in addition to large Software companies, are increasing their focus on the interactive entertainment market, which will result in greater competition for the Company. In particular, many of the Company's competitors are developing on-line interactive games and interactive networks that will be competitive with the Company's interactive products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

EMPLOYEES

          As of December 31, 1996, the Company had 48 full-time employees. All but five of such persons are located in the United States. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

          The Company's executive offices occupy approximately 7,500 square feet of office space at 5016 North Parkway Calabasas, Calabasas, California, pursuant to a lease expiring in July 1998. The Company also leases office space for marketing personnel in Cupertino, California and Epsom, England, and for development personnel in Guilford, Connecticut. The Company believes that its office facilities are adequate.

ITEM 3.   LEGAL PROCEEDINGS

          On January 13, 1997, a complaint was filed in Illinois state court by Studio e, Inc. ("Studio e"), a video game Software development company, against Inland, its two principals and the Company. The Company acquired 25% of Inland in June 1996 shortly after its formation for consideration consisting of $300,000 in cash and 52,660 shares of Common Stock with a value at such time of approximately $300,000; and the Company has contracted with Inland for the development of Turner's World Championship Wrestling for the Play Station and Nintendo 64. The complaint alleges, among other things, that the defendants misappropriated trade secrets of

Studio e, caused delays in the development of one of Studio e's titles, and as a result were responsible for Studio e's loss of future business. The complaint seeks, among other remedies, to enjoin the Company's alleged use of Studio e's trade secrets and damages in an unspecified amount. The complaint makes additional allegations and seeks additional damages and other remedies against Inland and Inland's principals. On March 12, 1997, the Company filed an answer to the complaint denying all allegations of wrongdoing asserted against it. The Company also filed a counterclaim against Studio e alleging trade defamation and libel and intentional interference with prospective economic advantage and a cross-claim for indemnification against Inland.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          ALL REFERENCES TO SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE ONE-FOR-FIFTEEN REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 15, 1995.

          Through approximately February 17, 1995, the Company's common stock, $.0001 par value ("Common Stock"), traded on the Nasdaq National Market under the symbol "TOYH." From February 20, 1995 until February 13, 1997, the Common Stock was quoted on the Nasdaq SmallCap Market under the same symbol. On February 14, 1997, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "THQI". The following table sets forth for the periods indicated the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market or the Nasdaq SmallCap Market.


                                                                   CLOSING SALES
                                                                      PRICES
                                                               HIGH             LOW
    1995
      First Quarter                                          9 3/8             2 3/4
      Second Quarter                                         3 1/8             1 35/64

      Third Quarter                                          4 3/4             1 15/16
      Fourth Quarter                                         6                 2 3/4
    1996
      First Quarter                                          5 3/16            3 1/2
      Second Quarter                                         6 1/4             3 3/16
      Third Quarter                                          7 9/16            4 1/8
      Fourth Quarter                                         10 3/8            7 1/16

          As of March 24, 1997, there were approximately 417 holders of record and 6,059 beneficial owners of the Common Stock.

DIVIDEND POLICY

          The Company has never declared or paid any dividends on the Common Stock and does not intend to pay any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The Company's agreement with its domestic bank prohibits the Company from declaring or paying any dividend on, or making any distribution in respect of, the Company's capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SECURITIES ISSUED IN PRIVATE TRANSACTIONS

          On July 1, 1996, the Company acquired a 25% interest in Inland, a Software developer for home entertainment game systems. The investment consisted of $300,000 in cash and 52,660 shares of Common Sock, and is included in other long-term assets in the accompanying balance sheet. In this transaction the Company relied upon the exemption from registration pursuant to Regulation D of the Securities Act of 1933. The Company has contracted with Inland for the development of 32-bit and 64-bit versions of Turner's World Championship Wrestling and BASS Masters Classic.

          On July 1, 1996, the Company issued 70,000 shares of Common Stock, at the fair market value of the stock on such date, in settlement of an accrued liability of $229,000 due to a former employee.

          On August 28, 1996, the Company issued 200,000 options outside of its stock option plan to its president, Brian J. Farrell at an exercise price of $5.00 per share in consideration for his past services and the Company's financial performance. Share prices for these options equal the market price of the Company's Common Stock at the date of the grant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

          The following selected consolidated financial data of the Company for each of the years ended December 31, 1994, 1995 and 1996 have been derived from and are qualified by reference to the audited consolidated financial statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP, independent auditors. The following selected consolidated financial data as of and for the periods ended December 31, 1992 and 1993 were derived from audited financial statements not included elsewhere herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                                                    Years Ended December 31,
                                                    ------------------------
                                         1992      1993       1994        1995      1996
                                      --------   --------   --------   --------   --------
                                                  (In thousands, except per share data)
Net sales                             $ 56,478   $ 37,478   $ 13,289   $ 33,250   $ 50,255
                                      --------   --------   --------   --------   --------
Cost and expenses:
  Cost of sales                         31,521     31,415     12,651     19,501     29,301
  Royalties                              7,179      6,028      2,327      3,641      7,977
  Product development                      831      1,186        713        761      1,205
  Project abandonment                       --      5,489      3,754      1,025        610
  Selling                                4,237      4,843      5,909      2,393      3,441
  General and administrative             5,948      7,221      4,806      3,988      4,618
  Operating interest                        --        529        496      1,184        878
                                      --------   --------   --------   --------   --------
         Total costs and expenses       49,716     56,711     30,656     32,493     48,030
                                      --------   --------   --------   --------   --------
Income (loss) from operations            6,762    (19,233)   (17,367)       757      2,225
Interest expense - net                     (76)      (420)      (112)      (134)      (316)
                                      --------   --------   --------   --------   --------
Income (loss) before income taxes        6,686    (19,653)   (17,479)       623      1,909
Provision (benefit) for income taxes     2,640     (3,413)        11         22          8
                                      --------   --------   --------   --------   --------
Net income (loss)                     $  4,046   $(16,240)  $(17,490)  $    601   $  1,901
                                      ========   ========   ========   ========   ========

Net income (loss) per share           $   2.79   $ (10.80)  $  (8.75)  $    .17   $    .39
                                      ========   ========   ========   ========   ========

Weighted-average number of
     common and common equivalent
     shares outstanding                  1,448      1,504      1,998      3,482      4,911



                               BALANCE SHEET DATA


                                             Years Ended December 31,
                                             ------------------------
                                   1992      1993      1994      1995      1996
                                   ----      ----      ----      ----      ----
Working capital                  $25,036   $11,046   $ 3,736   $ 7,082   $ 9,672
Total assets                      53,394    22,305    15,531    16,916    22,840
Advance from bank                 14,868        --        --        --     5,355
Long-term debt                        --        --        --        --        --
Stockholders' equity              26,064    11,627     4,254     7,598    11,048

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company develops, publishes and distributes Software for the major Platforms sold by the Manufacturers. For the year ended December 31, 1996, sales of Nintendo Software constituted 76% of the Company's sales, Sega Software sales were 14%, and the remaining 10% were derived from sales of Sony PlayStation titles.

          The Company achieved a turnaround in 1995, reversing two years of significant losses. Under new leadership, the Company focused its product strategy, improved inventory management and reduced fixed costs. As a result, the Company's revenues increased from $13.3 million in 1994 to $33.3 million and $50.3 million in 1995 and 1996, respectively.

          Although there remains a large installed base of 16-bit Platforms, the Company believes that growth in the Software market will be derived principally from games developed for the more advanced Platforms. Accordingly, the Company intends to devote an increasing portion of its resources to the development of titles for 32-bit and 64-bit Platforms and PCs.

          The Company's business cycle generally commences with the securing of a license to publish one or more titles based on a Property. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After securing the Property, the Company commences Software development for the title. Upon completion of development and approval of the title by the Manufacturer, the Company orders products and generally causes a letter of credit to be opened in favor of the Manufacturer. Products are shipped at the Company's expense to a public warehouse in California for domestic distribution or in the United Kingdom for foreign distribution.

          The Company has unfilled sales orders the amount of which fluctuates from time to time, commonly referred to as "backlog." However, substantially all of the Company's product orders are fulfilled shortly after they are received. Accordingly, the Company does not believe that the amount of its unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods.

          Revenue Fluctuations and Seasonality. The Company has experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including the timing of releases of new titles by the Company, the popularity of both new titles and titles released in prior periods, fluctuations in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipments by the Manufacturers, fluctuations in the size and rate of growth of consumer demand for Software for various Platforms, the timing of the introduction of new Platforms and the accuracy of retailer's forecasts of consumer demand. The Company's expenses are based, in part, on its expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by the Company to meet its sales expectations. In addition, the Software market is highly seasonal, with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). There can be no assurance that the Company can maintain consistent profitability on a quarterly or annual basis.

          Profit margins may vary over time as a result of a variety of other factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As Software has grown more complex, the trend in the Software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products. However, such savings may be offset by typically higher development costs for titles published on CD-ROMs; such higher costs result from the creation of increased and enhanced content to take advantage of the greater storage capacity available on CD-ROMs.

          Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its prepaid royalties, and capitalizes Software development costs upon the establishment of technological feasibility of the title under development. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. The Company analyzes such capitalized costs quarterly and writes off as project abandonment losses those capitalized payments and costs (and expenses any unpaid guaranteed minimum royalties) when, based on the Company's estimate, future revenues will not be sufficient to recover such costs. As of December 31, 1996, the Company had prepaid royalties and capitalized development costs of approximately $3 million. If the Company were required to write off a material portion of its prepaid royalties or capitalized development costs, the Company's results of operations could be adversely affected.

          Discounts, Allowances and Returns; Inventory Management. Although the Company's arrangements with its customers generally do not give such customers the right to return products to the Company (other than defective products) or to cancel firm orders, the Company often negotiates accommodations to retailers (and, less often, to distributors) when demand for specific items falls below expectations for the purpose of maintaining its relationships with its customers. Such accommodations consist of acquiescing to the customer's request that not all booked orders be filled or that not all shipped orders be accepted, negotiated price discounts, credits against future orders and, less often, the return of products to the Company. It is the Company's practice to accept all returns of defective or damaged products.

          At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, other customer accommodations and doubtful accounts that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the titles and other factors. For the year ended December 31, 1995 and 1996, provisions of approximately $4.1 million and $5.2 million, respectively, were taken against gross sales made during such periods, and as of December 31, 1996, the Company's aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $4.4 million.

          The identification by the Company of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require the Company to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value. In 1993 and 1994, the Company incurred material charges to income as a result of such write-downs, but has not experienced such problems subsequent to those periods.

          XBAND Modem. Pursuant to an agreement between the Company and Catapult Entertainment, Inc. ("Catapult") entered into in April 1994, the Company was granted exclusive distribution rights for Catapult's modems (the "XBAND Modem") for use in connection with the Genesis and SNES systems in North America. The XBAND Modem enables video game players to compete against each other in real time from different locations through a communications network created and maintained by Catapult.

          The Company spent approximately $5.8 million through December 31, 1994, in connection with inventory purchases and the marketing and promotion of the XBAND Modem. In May 1995, the Company sold to Catapult the Company's XBAND Modem inventory and related accounts receivable for $3.2 million, of which $1.3 million was paid at such time and the balance was payable over a specified period (less the amount collected by the Company with respect to such receivables). Subsequently, Catapult filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under Catapult's plan of reorganization, the Company received approximately 15% of its remaining claim against Catapult, or approximately $200,000, in December 1996. Because the Company determined in May 1995 that receipt of any additional payment by Catapult was highly uncertain, at such time the Company established a reserve in the amount of such remaining payments. As a result, substantially all of the amount received pursuant to the plan of reorganization is reflected in the Company's statement of operations for the year ended December 31, 1996.

          Net Operating Loss Carryforwards. At December 31, 1995, for federal income tax purposes the Company had reported approximately $17.5 million of NOL carryforwards incurred since 1993. The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997), such amount is estimated to be approximately $2,225,000 per year.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:

                                                      Years Ended December 31,
                                                      ------------------------
                                                   1994        1995         1996
                                                   ----        ----         ----
Domestic sales                                      83.6%       74.9%       70.4%
Foreign sales                                       16.4        25.1        29.6
                                                   -----       -----       -----
Net sales                                          100.0%      100.0%      100.0%
Costs and expenses:
  Cost of sales                                     95.2%       58.6%       58.3%
  Royalties                                         17.5        10.9        15.9
  Product development                                5.4         2.3         2.4
  Project abandonment                               28.2         3.1         1.2
  Selling                                           44.5         7.2         6.9
  General and administrative                        36.2        11.9         9.2
  Operating interest                                 3.7         3.6         1.7
                                                   -----       -----       -----
Total costs and expenses                           230.7        97.6        95.6
                                                   -----       -----       -----
Income (loss) from operations                     (130.7)        2.4         4.4
Interest expense-- net                              (0.8)       (0.5)       (0.6)
                                                   -----       -----       -----
Income (loss) before income taxes                 (131.5)        1.9         3.8
                                                   -----       -----       -----
Net income (loss)                                 (131.6)%       1.8%        3.8%
                                                   =====       =====       =====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

          The following table sets forth, for the years ended December 31, 1995 and 1996, the titles released during such periods for the Platforms indicated:

                                      Years Ended
                                     December 31,
                                     ------------
                                     1995     1996
                   PlayStation         --       4
                   Saturn              --       3
                   SNES                 6      11
                   Genesis              2       4
                   Game Boy            10      10
                   Game Gear            6       1
                                       --      --
                   Total               24      33
                                       ==      ==

          The Company's net sales increased to $50,255,000 in the year ended December 31, 1996, from $33,250,000 in the same period of 1995, primarily as a result of the increase in the number of new titles released in 1996. For the year ended December 31, 1996, net sales of the Company's Olympic Summer Games, Disney's Toy Story and NHL Hockey 97 titles were $6,631,000 (13.2% of net sales), $5,981,000 (11.9% of net sales) and $4,953,000 (9.9% of net sales), respectively. Foreign net sales grew to $14,856,000, (29.6% of net sales) for the year ended December 31, 1996, from $8,356,000, (26.2% of net sales) in the same period of 1995, as a result of an increase in the number of titles shipped and an increase in unit sales per title. The results for fiscal 1995 included sales of $1,200,000 and cost of sales of $600,000 resulting from the sale of the XBAND Modem inventory to Catapult. See "-- Overview -- XBAND Modem."

          Cost of sales decreased slightly as a percentage of net sales to 58.3% for the year ended December 31, 1996 as compared to 58.6% of net sales for 1995. The commencement in 1996 of the sale of higher-margin CD-ROM titles was mitigated by increased foreign sales, for which margins are generally lower, and a greater percentage of sales of SNES titles, for which margins are slightly lower.

          Royalty expense as a percentage of net sales increased to 15.9% for the year ended December 31, 1996 from 10.9% for 1995. License agreements for titles released in 1996 provided for royalties at higher rates, particularly the Company's licenses for Disney's Pocahontas and Disney's Toy Story and its titles for advanced Platforms.

          For the year ended December 31, 1996, product development expenses increased by $444,000 compared to the year ended December 31, 1995, as a result of increased investment in internal product development during the period as well as increased product packaging costs relating to the increase in titles released in 1996 as compared to 1995.

          Project abandonment expenses decreased by $415,000 in the year ended December 31, 1996, as compared to the same period of 1995 as a result of the Company bringing more of its scheduled products to market and achieving a greater proportion of its minimum royalty guarantees.

          For the year ended December 31, 1996, selling expenses increased by $1,048,000 compared to the year ended December 31, 1995, as a result of increased marketing efforts for new titles consisting primarily of print and retail cooperative advertising, but remained relatively constant as a percentage of sales at 6.9% of net sales in 1996 as compared to 7.2% in 1995.

          General and administrative expenses for the year ended December 31, 1996, decreased as a percentage of net sales to 9.2% from 11.9% for the same period of 1995, but increased in dollar terms by $630,000 over 1995. The increased expenses were due in part to a charge of $375,000 in 1996 resulting from the bankruptcy of one of the Company's customers. Additionally, warehousing costs increased in 1996 as a result of the increased sales volume for the period as compared to 1995.

          Operating interest, which consists of interest and fees paid to the Company's bank and fees paid to other issuers of letters of credit, decreased to $878,000 for the year ended December 31, 1996, from $1,184,000 for the same period of 1995. The decline is the result of the Company's entering into more favorable agreements with the Company's domestic and European letter of credit providers. See "--Liquidity and Capital Resources."

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994

          The Company's net sales increased to $33,250,000 in the year ended December 31, 1995, from $13,289,000 in the year ended December 31, 1994, primarily as a result of an increase in the number of new titles released in 1995. The Company introduced 24 new Software titles in 1995 as compared to ten new titles in 1994. Net sales of the Company's BASS Masters Classic titles constituted $7,054,000, (21.2%) of sales in the year ended December 31, 1995. Approximately $2,941,000 (22.0%) of net sales in 1994 consisted of the Company's The Ren & Stimpy Show titles.

          Foreign net sales grew to $8,356,000, or 25.1% of net sales in 1995, from $2,175,000, or 16.4% of net sales in 1994, as a result of the increase in the number of new titles released and increased emphasis on sales to foreign customers.

          The results for fiscal 1995 included sales of $1,200,000 and cost of sales of $600,000 resulting from the sale of the XBAND Modem inventory to Catapult. See "--Overview--XBAND Modem."

          Cost of sales declined dramatically, as a percentage of net sales, from 1994 to 1995. In 1995, 92% of sales were generated by new titles, which traditionally have higher profit margins, as compared to 56% in 1994. Close-out sales (defined as sales at substantially reduced margins or at a loss) were not material in 1995; however, close-out sales represented approximately 44% of net sales in 1994. The Company attributes the decline in close-out sales to a substantial improvement in the management of its inventory ordering. Cost of sales as a percentage of net sales in 1994 was also adversely affected by a reserve for discounts and allowances for the XBAND Modem in the amount of approximately $2,000,000 established in that year.

          Royalty expense was higher in 1994 than in 1995 because (i) license agreements for titles released in 1994 provided for royalties at higher rates, and (ii) many of the Company's royalty agreements for titles sold in 1994 provided for royalties on a per-unit basis, or provided for royalties payable by the Company on gross sales prices before markdowns and allowances (which, as a consequence of the substantial close-out sales in 1994, resulted in a higher royalty rate).

          Selling expense as a percentage of net sales decreased to 7.2% in 1995, from 44.5% in 1994, as a result of the higher sales volume in 1995 and the Company's decision to discontinue marketing the XBAND Modem. Selling expense in 1994 included $2,679,000 for the XBAND Modem.

          The decrease in general and administrative expenses in 1995 compared to 1994 resulted from a continuation of cost reductions, which was offset in part by a charge of $483,000 in 1995 resulting from the bankruptcy of one of the Company's European customers.

          The lower project abandonment charges in 1995 are the result of the Company bringing a greater portion of its titles in development to market successfully than in 1994.

          The increase in operating interest in 1995 resulted from an increase in the number of letters of credit opened in 1995, which is directly related to the increase in sales volume, and increased costs of opening letters of credit with lenders other than the Company's bank.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company must open letters of credit in their favor. As of December 31, 1996, the Company had obligations with respect to future guaranteed minimum royalties of $3,133,000, substantially all of which was payable within the subsequent twelve months. As of December 31, 1996, the Company had obligations with respect to open letters of credit of $4,409,000.

          The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the proceeds from its recently completed offering, together with funds provided by operations and funds available under the Company's revolving credit facility with a bank (the "Revolving Credit Facility"), will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1997. However, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of the

Company's business, the Company could require additional working capital to fund its operations. The Company does not anticipate making material capital expenditures in 1997.

          For the year ended December 31, 1996, the Company's net cash used in operating activities was $4,348,000, compared to $3,395,000 and $9,986,000 for the same periods in 1995 and 1994, respectively.

          For the year ended December 31, 1996, the Company's net cash used in investing activities was $892,000 (primarily as a result of the Heliotrope Acquisition and the Company's purchase of 25% of Inland), compared to $239,000 and $188,000 for the same periods in 1995 and 1994, respectively. For additional information concerning the Company's acquisition and investments, see Note 9 of Notes to Consolidated Financial Statements included elsewhere herein.

          For the year ended December 31, 1996, the Company's net cash provided by financing activities was $6,067,000, compared to $2,661,000 and $9,833,000, for the same periods in 1995 and 1994, respectively. Financing activities were primarily the receipt of the proceeds from the exercise of warrants and options and bank borrowings in 1996, the issuance of convertible preferred stock in 1995 and the issuance of Common Stock in 1994.

          Credit Facilities. In July 1996, the Company terminated its factoring and credit agreement and entered into the Revolving Credit Facility. Under the Revolving Credit Facility, the Company may draw down working capital advances and open letters of credit in an aggregate amount not to exceed the lesser of $9,000,000, or an amount equal to the sum of 70% of eligible accounts receivable, 50% of eligible inventory and 51% of the amount of letters of credit opened by the Company in favor of the Manufacturers. The portion of the borrowing base that consists of eligible inventory may not exceed $1,500,000. Advances under the Revolving Credit Facility bear interest at the bank's prime lending rate plus 1.25%. The Company has granted the bank a security interest in its domestic accounts receivable and inventories. The Revolving Credit Facility matures on June 30, 1997, subject to earlier termination. As of December 31, 1996, the Company had advances under the Revolving Credit Facility of $5,355,000 and open letters of credit from its revolving credit lender of $2,726,000. On February 14, 1997, upon completion of the Company's public offering of 1,500,000 shares of Common Stock, the Company repaid advances under its Revolving Credit Facility in the amount of $1,384,000.

          The Revolving Credit Facility contains customary covenants including, among others, restrictions on the incurrence of debt, encumbrances on or sales of assets, mergers and acquisitions, payments of dividends and capital expenditures. Financial covenants include the maintenance of (i) a current ratio of not less than 1.4 to 1, (ii) profitable operations on a fiscal year basis,
(iii) minimum tangible net worth of $7,000,000, (iv) a ratio of debt to tangible net worth of not greater than 1.75 to 1, and (v) minimum working capital of $5,000,000.

          The Company has also entered into agreements with two additional lenders (the "North American Lender" and the "European Lender") pursuant to which such lenders have agreed to issue letters of credit ("L/Cs") on the Company's behalf to the Manufacturers for the purchase of products for the Company's North American operations (up to a maximum of $5,000,000) and the Company's European operations (up to a maximum of $2,500,000), respectively. Each of these lenders receives a fee for the issuance of such L/Cs, and each lender retains title to the products financed by such lender until such time as such products are sold to the Company's customers. The North American Lender has a security interest in the domestic assets of the Company subordinate to the security interest of the Company's bank. The term of the agreement with the North American Lender expires on March 13, 1997, subject to automatic renewals on such date and every nine months thereafter, unless terminated by either party. The European Lender has a first priority security interest in all of the Company's European subsidiary's receivables, inventory and other assets. The agreement with the European Lender may be terminated at any time by such lender. As of December 31, 1996, there were no open letters of credit issued by the North American Lender and open letters of credit in the amount of $1,683,000 issued by the European lender.

          Public Offering. On February 14, 1997, the Company completed a public offering of 1,500,000 shares of the Company's Common Stock. In conjunction with the offering, the Company granted to the underwriters an overallotment option, exercisable within 30 days of the date of February 11, 1997, to purchase up to 225,000 additional shares of the Common Stock at the public offering price. On March 11, 1997, the underwriters exercised their overallotment option. All of these shares were newly issued and sold on behalf of the Company.

          The net proceeds of the 1,725,000 shares sold by the Company, of $11.7 million, will be used for general corporate purposes including obtaining new licenses for, and development expenses related to, new titles and the repayment of amounts outstanding under the Company's revolving credit facility. A portion of the proceeds may also be used to fund acquisitions related to the Company's business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of T-HQ, Inc. and subsidiaries, together with the report of Deloitte & Touche LLP dated February 7, 1997(March 11, 1997 as to Note 12).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required under this Item relating to members of the Board of Directors and Executive Officers of the Company will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Election of Directors," "Executive Officers," "Key Employees," "Late Filings" and "Director and Officer Holdings," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required under this Item relating to executive compensation will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Executive Compensation," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required under this Item relating to security ownership of certain beneficial owners and management will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Principal Shareholders," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required under this Item relating to certain relationships and related transactions will be included in the Company's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Employment Agreements" and "Director and Officer Transactions," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                   See Index to Financial Statements.

          (B)  REPORTS ON FORM 8-K.

                   None

          (C)  EXHIBITS.

Exhibit
Number   Title

3.1 Articles of Incorporation (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33-35582-NY) of Trinity, and incorporated herein by reference. Amendments made to documents since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, and are incorporated herein by reference)

3.2 Bylaws, as amended (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33- 35582-NY) of Trinity, and incorporated herein by reference. Amendments made to documents since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, and are incorporated herein by reference)

10.1      Amended and Restated 1990 Stock Option Plan, as amended (Filed as
          Exhibit 10.1 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

10.2 Confidential Second Renewal License Agreement for Super Nintendo Entertainment System effective October 16, 1995, between Nintendo of America Inc. and the Company (Filed as Exhibit 10.2(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.3 Confidential First Renewal License Agreement for Gameboy effective January 1, 1995, between Nintendo of America Inc. and the Company (Filed as Exhibit 10.3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.4 Confidential First Renewal International License Agreement for Super Nintendo Entertainment System effective February 6, 1995, between Nintendo Co., Ltd., and the Company (Filed as Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.5 First Extension Letter dated June 5, 1996, and Second Extension Letter dated September 13, 1996 to Confidential First Renewal International License Agreement for Super Nintendo Entertainment System effective February 6, 1995, between Nintendo Co., Ltd., and the Company (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.6 Confidential First Renewal International License Agreement for Gameboy dated November 6, 1995, between Nintendo Co., Ltd., and the Company (Filed as Exhibit 10.5(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.7 Confidential License Agreement for Super Nintendo Entertainment System dated September 28, 1995, between Nintendo of America, Inc. and Black Pearl Software, Inc. (Filed as Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.8 Confidential License Agreement for Gameboy dated April 4, 1994, between Nintendo of America, Inc. and Malibu Games, Inc. (Filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-81632) which became effective December 7, 1995, and incorporated herein by reference)

10.9 Confidential First Renewal International License Agreement for Super Nintendo Entertainment System dated as of July 19, 1995, between Nintendo Co., Ltd., and Black Pearl Software, Inc. (Filed as Exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.10 Addendum dated September 28, 1995, together with Extension Letter dated July 9, 1996, and Second Extension Letter dated November 21, 1996, to Confidential International License Agreement for Game Boy dated July 19, 1993, between Nintendo Co., Ltd., and Black Pearl Software, Inc. (Filed as Exhibit 10.11 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

10.11 License Agreement for Sega Genesis System dated as of October 20, 1994, between Sega Enterprises, Ltd., and the Company (Filed as
          Exhibit 10.10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.12 License Agreement for North American Sega Saturn System effective as of February 26, 1996, between Sega Enterprises, Ltd., and the Company (Filed as exhibit 10.13 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

10.13 Confidential License Agreement for Gameboy effective as of September 28, 1995, between Nintendo of America Inc. and Black Pearl Software, Inc. (Filed as Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.14* Employment Agreement of Brian J. Farrell dated as of December 31, 1996, between the Company and Brian J. Farrell

10.15 Stock Option Agreement dated as of February 15, 1995, between the Company and Brian J. Farrell (Filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-00136) filed on January 11, 1996, and incorporated herein by reference)

10.16 401(k) Plan of the Company (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33-35582-NY) of Trinity, and incorporated herein by reference. Amendments made since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, as are incorporated herein by reference and modification made to this document was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

10.17 Form of Indemnification Agreement (Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-47767) or Amendment No. 1, Amendment No. 2, Amendment No. 3 or Amendment No. 4 thereto and incorporated herein by reference)

10.18 Security and Loan Agreement dated June 7, 1996, by and between the Company and Imperial Bank (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference)

10.19 First Amendment to Security and Loan Agreement dated June 7, 1996, by and between the Company and Imperial Bank (Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.20+ Conversion, Manufacturing and Distribution Agreement dated as of March 8, 1995, by and between Electronic Arts Inc. and the Company (Filed as
          Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.21+ Licensed Publisher Agreement dated November 10, 1995, by and between the Company and Sony Computer Entertainment Europe, a division of Sony Electronic Publishing Limited (Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.22 Licensed Publisher-Supplemental Agreement dated April 11, 1996, by and between the Company and Sony Computer Entertainment Europe, a division of Sony Electronic Publishing Limited (Filed as Exhibit 10.23 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

10.23 Sony PSX License Agreement dated June 29, 1994, by and between the Company and Sony Computer Entertainment of America, a division of Sony Electronic Publishing Company (Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.24 Termination Agreement and Mutual Release dated May 31, 1995, by and between the Company and Catapult Entertainment, Inc. (Filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-81632) which became effective December 7, 1995, and incorporated herein by reference)

10.25 Stock Purchase Agreement dated as of June 28, 1996, by and between the Company and Inland Productions, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.26 Stock Purchase Agreement dated as of August 2, 1996, by and between the Company and Heliotrope Studios, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.27 License Agreement dated July 11, 1994, between the Company and B.A.S.S., Inc. (Filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.28 License Agreement dated December 29, 1995, between the Company and Turner New Media, Inc. (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.29 Assignment of Rights dated as of July 23, 1996, between the Company and Blizzard Entertainment (Filed as Exhibit 10.30 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.30 Financing Contract dated 1994 between Opal Finance Corporation and the Company (Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.31* Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell

11*       Statement of Computation of Net Earnings

21*       Subsidiaries of the Registrant

23*       Independent Auditor's Consent

27*       Financial Data Schedule


----------

    *Filed herewith.

    + Confidential treatment requested as to portions of this exhibit.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1997                              T-HQ, INC.

                                                    By: /s/   Brian J. Farrell
                                                       -------------------------
                                                              Brian J. Farrell
                                                              President

          Pursuant uo the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date

 /s/ Brian J. Farrell
--------------------------   President, Chief Executive Officer,  March 31, 1997
Brian J. Farrell             and Director


 /s/ Lawrence Burstein
--------------------------   Director                             March 31, 1997
Lawrence Burstein

/s/ Bruce Jagid
--------------------------   Director                             March 31, 1997
Bruce Jagid

/s/ Jeffrey C. Lapin
--------------------------   Director                             March 31, 1997
Jeffrey C. Lapin

/s/ L. Michael Haller
--------------------------   Senior Vice President                March 31, 1997
L. Michael Haller            and Director

/s/ Deborah A. Lake
--------------------------   Vice President Finance               March 31, 1997
Deborah A. Lake              (Chief Financial Officer)

                                   T-HQ, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                              Page
INDEPENDENT AUDITORS' REPORT                                                   F-2
FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 1995 and December 31, 1996       F-3
  Consolidated Statements of Operations for each of the Three Years in the
     Period Ended December 31, 1996                                            F-4
  Consolidated Statements of Shareholders' Equity for each of the Three Years
     in the Period Ended December 31, 1996                                     F-5
  Consolidated Statements of Cash Flows for each of the Three Years in the
     Period Ended December 31, 1996                                            F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     F-8


          All other financial statement schedules have been omitted since either
(i) the schedule or condition requiring a schedule is not applicable or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of T-HQ, Inc.,
Calabasas, California

We have audited the accompanying consolidated balance sheets of T-HQ, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 1997
(March 11, 1997 as to Note 12)

                           T-HQ, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    December 31,
                                                                             ---------------------------
                                                                                1995            1996
                                                                             ------------   ------------
Current assets:
  Cash                                                                       $  1,895,000   $  2,734,000
  Accounts receivable -- net                                                    9,362,000     14,186,000
  Inventory                                                                     1,150,000      1,013,000
  Prepaid and deferred royalties                                                1,776,000        717,000
  Software development costs                                                    2,037,000      2,329,000
  Income tax refund receivable                                                     27,000             --
  Prepaid expenses and other current assets                                       153,000        485,000
                                                                             ------------   ------------
          Total current assets                                                 16,400,000     21,464,000
Equipment -- net                                                                  516,000        581,000
Other long-term assets                                                                 --        795,000
                                                                             ------------   ------------
          TOTAL ASSETS                                                       $ 16,916,000   $ 22,840,000
                                                                             ============   ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                      $  4,707,000   $  3,304,000
  Accrued royalties                                                             1,752,000      3,133,000
  Accrued returns and allowances                                                2,859,000             --
  Advance from bank                                                                    --      5,355,000
                                                                             ------------   ------------
          Total current liabilities                                             9,318,000     11,792,000
Commitments and contingencies                                                          --             --
Shareholders' equity:
  Convertible preferred stock, par value $.01, 5,000 shares authorized
  Common Stock, par value $.0001, 100,000,000 shares authorized; 4,217,391 shares, and 4,739,883 shares issued and outstanding as of December 31,
     1995 and 1996, respectively                                                    4,000          4,000
Additional paid-in capital                                                     33,317,000     34,558,000
Cumulative foreign currency translation adjustment                               (360,000)       (52,000)
Accumulated deficit                                                           (25,363,000)   (23,462,000)
                                                                             ------------   ------------
          Total shareholders' equity                                            7,598,000     11,048,000
                                                                             ------------   ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 16,916,000   $ 22,840,000
                                                                             ============   ============



                 See notes to consolidated financial statements.

                           T-HQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE THREE YEARS ENDED
                                                    DECEMBER 31,
                                     ------------------------------------------
                                         1994           1995            1996
                                     ------------   ------------   ------------
Net sales                            $ 13,289,000   $ 33,250,000   $ 50,255,000
Costs and expenses:
  Cost of sales                        12,651,000     19,501,000     29,301,000
  Royalties                             2,327,000      3,641,000      7,977,000
  Product development                     713,000        761,000      1,205,000
  Project abandonment                   3,754,000      1,025,000        610,000
  Selling                               5,909,000      2,393,000      3,441,000
  General and administrative            4,806,000      3,988,000      4,618,000
  Operating interest                      496,000      1,184,000        878,000
                                     ------------   ------------   ------------
Total costs and expenses               30,656,000     32,493,000     48,030,000
                                     ------------   ------------   ------------
Income (loss) from operations         (17,367,000)       757,000      2,225,000
Interest expense, net                    (112,000)      (134,000)      (316,000)
                                     ------------   ------------   ------------
Income (loss) before
  income taxes                        (17,479,000)       623,000      1,909,000
Provision for (benefit
  from) income taxes                       11,000         22,000          8,000
                                     ------------   ------------   ------------
Net income (loss)                    $(17,490,000)  $    601,000   $  1,901,000
                                     ------------   ------------   ------------
Net income (loss) per share          $      (8.75)  $        .17   $        .39
                                     ============   ============   ============


                 See notes to consolidated financial statements.

                           T-HQ, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           FOR THE THREE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                       Cumulative
                                                                                         Foreign       Retained
                                                                         Additional      Currency       Earnings
                                      Preferred     Common      Common     Paid-in     Translation   (Accumulated
                                        Stock       Shares      Amount     Capital      Adjustment      Deficit)       Total
                                      ---------    ---------    ------   -----------   -----------   ------------   ------------
Balance at January 1, 1994                   --    1,509,168    $2,000   $20,825,000     $(726,000)  $ (8,474,000)  $ 11,627,000
Issuance of Common Stock for cash            --    1,278,148     2,000     9,818,000            --             --      9,820,000
Exercise of options                          --        3,334        --        13,000            --             --         13,000
Net loss                                     --           --        --            --            --    (17,490,000)   (17,490,000)
Foreign currency translation
 adjustment                                  --           --        --            --       284,000             --        284,000
                                      ---------    ---------    ------   -----------   -----------   ------------   ------------
Balance at December 31, 1994                 --    2,790,650     4,000    30,656,000      (442,000)   (25,964,000)     4,254,000
Exercise of warrants and options             --       91,530        --        48,000            --             --         48,000
Issuance of preferred stock for cash      3,190           --        --     2,613,000            --             --      2,613,000
Conversion of preferred stock to
 Common Stock                            (2,865)   1,335,211        --            --            --             --             --
Net income                                   --           --        --            --            --        601,000        601,000
Foreign currency translation
 adjustment                                  --           --        --            --        82,000             --         82,000
                                      ---------    ---------    ------   -----------   -----------   ------------   ------------
Balance at December 31, 1995                325    4,217,391     4,000    33,317,000      (360,000)   (25,363,000)     7,598,000
Exercise of warrants and options             --      272,115        --       712,000            --             --        712,000
Conversion of preferred stock to
 Common Stock                              (325)     127,717        --            --            --             --             --
Issuance of stock                            --      122,660        --       529,000            --             --        529,000
Net income                                   --           --        --            --            --      1,901,000      1,901,000
Foreign currency translation
 adjustment                                  --           --        --            --       308,000             --        308,000
                                      ---------    ---------    ------   -----------   -----------   ------------   ------------
Balance at December 31, 1996                 --    4,739,883    $4,000   $34,558,000      $(52,000)  $(23,462,000)  $ 11,048,000
                                      =========    =========    ======   ===========   ===========   ============   ============


                 See notes to consolidated financial statements.

                           T-HQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Years Ended December 31,
                                                ------------------------------------------
                                                   1994           1995            1996
                                                ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss)                               $(17,490,000)  $    601,000   $  1,901,000
Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
    Depreciation and amortization                    253,000        240,000        337,000
    Provision for doubtful accounts,
      discounts and returns                        3,888,000      4,145,000      5,203,000
  Changes in operating assets and liabilities:
    Accounts receivable                           (2,127,000)    (5,875,000)    (7,270,000)
    Inventory and inventory deposits               3,796,000        779,000        202,000
    Prepaid and deferred royalties and
      Software development costs                   1,602,000      2,592,000      2,799,000
    Prepaid expenses and other current assets      2,292,000         99,000       (322,000)
    Income tax refund receivable                   2,398,000        201,000             --
    Accounts payable and accrued expenses          1,365,000      1,040,000     (1,233,000)
    Accrued royalties                             (2,083,000)    (3,628,000)      (649,000)
    Accrued returns and allowances                (3,898,000)    (3,589,000)    (5,316,000)
    Income taxes payable                              18,000             --             --
                                                ------------   ------------   ------------
Net cash used in operating activities             (9,986,000)    (3,395,000)    (4,348,000)
                                                ------------   ------------   ------------
Cash flows used in investing activities:
    Other long-term assets                                --             --       (578,000)
    Acquisition of equipment                        (188,000)      (239,000)      (314,000)
                                                ------------   ------------   ------------
Net cash used in investing activities               (188,000)      (239,000)      (892,000)
                                                ------------   ------------   ------------
Cash flows from financing activities:
    Advances from bank                                    --             --      5,355,000
    Proceeds from exercise of warrants and
      options                                         13,000         48,000        712,000
    Net proceeds from issuance of
      convertible preferred stock                         --      2,613,000             --
    Net proceeds from issuance of common
      stock                                        9,820,000             --             --
                                                ------------   ------------   ------------
Net cash provided by financing activities          9,833,000      2,661,000      6,067,000
                                                ------------   ------------   ------------
Effect of exchange rate changes on cash              133,000         61,000         12,000
                                                ------------   ------------   ------------
Net increase (decrease) in cash                     (208,000)      (912,000)       839,000
                                                ------------   ------------   ------------
Cash -- beginning of period                        3,015,000      2,807,000      1,895,000
                                                ------------   ------------   ------------
Cash -- end of period                           $  2,807,000   $  1,895,000   $  2,734,000
                                                ============   ============   ============
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for income
    taxes                                                 --   $     22,000   $     14,000
                                                ============   ============   ============
  Cash paid during the period for interest      $    235,000   $    230,000   $    375,000
                                                ============   ============   ============

NON-CASH  TRANSACTIONS:

          As of July 1, 1996 the Company issued 70,000 shares of Common Stock in lieu of cash to a former employee of the Company. This transaction resulted in a reduction in accounts payable and accrued expenses and a like increase in additional paid-in capital in the amount of $229,000, the fair value of the stock issued on the date of issuance. Also on July 1, 1996, the Company issued 52,660 shares of Common Stock as part of the purchase price for a 25% interest in Inland Productions, Inc. ("Inland") increasing other long-term investments and additional paid-in capital by $300,000.

                           T-HQ, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

          Business. T-HQ, Inc., a New York corporation, develops and publishes interactive entertainment software ("Software") for the hardware platforms that collectively dominate the market ("Platforms"). Substantially all of the Company's products are based on licenses for popular cultural trends and high-recognition names ("Properties").

          Unless the context otherwise requires, references in this document to "T-HQ" or the "Company" include T-HQ, Inc. and all of its wholly owned subsidiaries.

          License Agreements. The Company has two license agreements with Sony pursuant to which it has the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market Software for use with the 32-bit Sony PlayStation in the United States and Canada, and Europe, respectively, which expire in June of 1998 and December of 2005, respectively.

          The Company has various license agreements with Nintendo pursuant to which it has the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market Software for use with the 16-bit Super Nintendo Entertainment System ("SNES") and with the Nintendo Game Boy portable game console. The license agreements with Nintendo for such hardware Platforms expire at various times through January 1998. In November, 1996, Nintendo approved the development by the Company of Turner's World Championship Wrestling for release on the recently introduced 64-bit Nintendo 64.

          The Company has various license agreements with Sega pursuant to which it has the non-exclusive right to utilize the Sega name and its proprietary information and technology in order to develop and market Software for use with the 32-bit Sega Saturn, 16-bit Sega Genesis, and the portable Sega Game Gear. The license agreements with Sega for such hardware Platforms expire at various times through 1998.

          The Company's Software business is dependent on its license agreements with Sony, Nintendo, and Sega. Substantially, all of the Company's Software products are manufactured by Sony, Nintendo, and Sega, who charge the Company a fixed amount for each Software CD-ROM or cartridge manufactured, which charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

          In addition, the Company must indemnify Sony, Nintendo, or Sega as appropriate, with respect to all loss, liability and expense resulting from any claim against Sony, Nintendo, or Sega involving the development, marketing, sale or use of the Company's Titles, including any claims for copyright or trademark infringement brought against Sony, Nintendo, or Sega. As such, the

Company bears the risk that the Properties and information and technology licensed from Sony, Nintendo, or Sega and incorporated in the Software may infringe the rights of third parties. Generally, the Company is entitled to indemnification from its Software developers and Property licensors to cover its indemnification obligations to Sony, Nintendo, or Sega, but no assurance can be given that, if any claim is brought against the Company, said developers and/or licensors will have sufficient resources to indemnify the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation. The consolidated financial statements include the accounts of T-HQ, Inc. and its wholly owned subsidiaries. All material intercompany balances and transaction have been eliminated.

          Foreign Currency Translation. Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of shareholders' equity. Foreign currency translation gains and losses result from exchange rate changes denominated in currencies other than the U.S. dollar. The Company has not experienced significant foreign currency transaction gains or losses.

          Fair Values of Financial Instruments. The carrying value of accounts receivable and trade payables approximate the fair value due to their short-term maturities. The carrying value of the Company's advances from its bank is considered to approximate its fair value because the interest rate of this instrument is based on a variable reference rate.

          Inventory and Inventory Deposits. Inventories, which consist principally of finished products, are stated at the lower of cost (first-in, first-out basis) or market. The Company estimates the net realizable value of slow-moving inventory on a title by title basis, and charges the excess of cost over net realizable value to cost of sales. Inventory deposits are prepayments to Software Manufacturers or deposits to lenders opening letters of credit on behalf of the Company for the manufacture of specific products.

          Equipment. Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Equipment consists of the following at:

                                                          December 31,
                                                  -----------------------------
                                                     1995               1996
                                                  -----------       -----------
Furniture, fixtures and equipment                 $   897,000       $ 1,164,000
Leasehold improvements                                 20,000            20,000
Less accumulated depreciation                        (401,000)         (603,000)
                                                  -----------       -----------
                                                  $   516,000       $   581,000
                                                  ===========       ===========

          Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $209,000, $199,000, and $238,000, respectively.

          Royalties and Software Development Costs. Advance royalty payments for intellectual Property licenses are recorded as prepaid royalties. All minimum guaranteed royalty payments are initially recorded as an asset (deferred royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Royalty payments for intellectual Property licenses are classified as current assets to the extent they relate to anticipated sales during the subsequent year. The Company utilizes both independent Software developers (who are paid advances against future royalties) and internal development teams to develop its Software. Under generally accepted accounting principles, such Software development costs are capitalizable when technological feasibility has been established. Technological feasibility for entertainment Software such as the Company's has been established by Sony, Nintendo, and Sega for use with their respective hardware Platforms. Amortization of prepaid royalty and Software development costs, as a part of royalties expense, is provided on a product-by-product basis commencing with the general release of each product, based on the greater of the ratio of current gross revenues for the product to the sum of its current and anticipated gross revenues, or the straight line method over the remaining estimated economic life of the product. The Company also expenses as project abandonment losses advances or capitalized Software development costs when, in management's estimate, future revenues will not be sufficient to recover previously capitalized costs. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. Software development costs of $935,000, $1,768,000, and $2,390,000 were amortized in 1994, 1995, and 1996, respectively. Project abandonment losses related to Software development costs of $2,743,000, $1,025,000 and $509,000 were charged to expense in 1994, 1995, and 1996, respectively. Research and development costs are expensed as incurred and to date have not been material.

          Revenue Recognition. Revenue is recognized when the product is shipped, provided that no significant vendor support obligations remain outstanding, and provided that the collection of the resulting receivable is deemed probable by management. Although the Company sells its products on a no-return basis, in certain circumstances the Company may allow returns, price concessions, or allowances on a negotiated basis. The Company estimates such returns and allowances based upon management's evaluation of the Company's historical experience and current industry trends. Such estimates are deducted from gross revenue. Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, the Company has not experienced material warranty claims. (See Note 3).

          Primary and Fully Diluted Earnings Per Share. Net income (loss) per share has been computed using the weighted-average number of common shares and common share equivalents (which consists of warrants, convertible preferred stock, and options, to the extent they are dilutive). The weighted-average number of common shares and common share equivalents outstanding in the years ended December 31, 1994, 1995, and 1996 were 1,998,000, 3,482,000, and
4,911,000, respectively. The difference between primary and fully diluted earnings per share is not significant. As discussed in Note 12, subsequent to December 31, 1996, the Company raised $11.7 million by issuing Common Stock. If a portion of the proceeds of the offering had been used to eliminate debt under the Company's borrowing agreements during 1996, earnings per share would have been $ .43.

          Non-monetary Transactions. Prior to 1995, the Company exchanged its products for advertising to facilitate the promotion of the Company's products. The exchanges are valued at the lower of cost or fair market value of products exchanged. The Company recorded expense related to these transactions of $2,061,000 during 1994.

          Reclassifications. Certain items in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

          Accounting Standard. In March 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement addresses the accounting for the impairment of long lived assets, such as property and equipment, certain identifiable intangibles and goodwill related to those assets. Long-Lived assets and certain indentifiable intangibles are to be reviewed for impairment whenever events or charges in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The effect of the adopting SFAS No. 121 during the year ended December 31, 1996 did not have a material adverse effect on the Company's financial statements.

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

3. ACCOUNTS RECEIVABLE, FACTORING AGREEMENT, DUE FROM FACTOR AND ACCRUED RETURNS AND ALLOWANCES

          Until July 18, 1996, the Company had a factoring and credit agreement (the "BNY Agreement") with BNY Financial Corporation ("BNY"), a wholly owned subsidiary of The Bank of New York. On July 18, 1996, the Company terminated its factoring and credit agreement with BNY and entered into a new financing and banking arrangement with Imperial Bank ("Imperial Agreement"). The Imperial Agreement permits the Company to draw down working capital advances and open letters of credit in amounts determined by a formula based on 70% of eligible accounts receivable, 50% of eligible inventory and 50% of the amount of letters of credit opened by the Company in favor of its Manufacturers. The portion of the borrowing base that consists of eligible inventory in the formula may not exceed $1,500,000. The facility provides for maximum borrowings of $9,000,000, with advances bearing interest at the bank's prime rate plus 1.25% (weighted average rate of 9.5% as of December 31, 1996). The Company has granted Imperial Bank a security interest in its domestic accounts receivable and inventories.

The Imperial Agreement expires on June 30, 1997. Open letters of credit under the Imperial Agreement totaled $2,726,000 at December 31, 1996.

          The amended Imperial Agreement contains customary covenants including, among others, restrictions on the incurrence of debt, encumbrances on or sales of assets, mergers and acquisitions, payments of dividends and capital expenditures. Financial covenants include the maintenance of (i) a current ratio of not less than 1.4 to 1, (ii) profitable operations on a fiscal year basis,
(iii) minimum tangible net worth of $7,000,000, (iv) a ratio of debt to tangible net worth of not greater than 1.75 to 1, and (v) minimum working capital of $5,000,000.

          The Company also has lines of credit with two additional lenders pursuant to which such lenders have agreed to issue letters of credit on the Company's behalf to Sony, Nintendo, and Sega for the purchase of Software for the Company's domestic and European operations. The domestic and European lines are $5,000,000 and $2,500,000, respectively. Each of these lenders receives a fee for the issuance of such letters of credit, and each lender retains title to the inventory financed by such lender until such time as that inventory is sold. The domestic lender has a security interest in the domestic assets of the Company, subordinated to Imperial Bank's priority security interest. The current term of the agreement with the domestic lender expires on March 15, 1997, with automatic renewals at such date and every six months thereafter, unless terminated by either party. There were no open letters of credit with the domestic lender at December 31, 1996. The European lender has a first security interest in all of the Company's European subsidiaries' receivables, inventory, and other assets. The agreement may be canceled at any time at the lender's sole discretion. Open letters of credit under the agreement with the European lender were $1,683,000 as of December 31, 1996.

          Because BNY owned the Company's domestic receivables pursuant to the BNY agreement, prior to the effective date of the Imperial agreement the Company's domestic accounts receivables were presented net of advances from BNY (see table following). In addition, because BNY assumed credit risk for the Company's domestic receivables but did not assume risk of markdowns or allowances, the Company's reserve for such markdowns and allowances was presented as a liability in periods prior to the closing of the Imperial Agreement. Because Imperial does not own the Company's domestic receivables, advances from Imperial are now shown as a liability in the accompanying financial statements, and reserves for markdowns and allowances are now presented as a deduction from the Company's gross receivables.

          Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at December 31, 1995 and 1996 are composed of the following:

                                                             December 31,
                                                    ---------------------------
                                                        1995            1996
                                                    ------------   ------------
Receivables assigned to factor                      $  7,348,000   $         --
Advances from factor                                  (2,085,000)            --
                                                    ------------   ------------
Due from factor                                        5,263,000             --
Accounts receivable -- domestic                               --     13,428,000
Other accounts receivable -- primarily foreign         5,739,000      5,004,000
Other receivables                                         51,000        112,000
Allowance for foreign doubtful accounts               (1,380,000)    (1,294,000)
Allowance for foreign discounts and returns             (311,000)      (292,000)
Allowance for domestic accrued returns and
  allowances                                                  --     (2,772,000)
                                                    ------------   ------------
          Accounts receivable -- net                $  9,362,000   $ 14,186,000
                                                    ============   ============


          The allowance for foreign doubtful accounts consists of the following:

                                                     December 31,
                                        ---------------------------------------
                                            1994          1995          1996
                                        -----------   -----------   -----------
Balance at January 1                    $  (536,000)  $  (827,000)  $(1,380,000)
Provision for doubtful accounts            (256,000)     (505,000)      (10,000)
Actual write-offs (recoveries)              (35,000)      (48,000)       96,000
                                        -----------   -----------   -----------
Ending balance                          $  (827,000)  $(1,380,000)  $(1,294,000)
                                        ===========   ===========   ===========


          The allowance for foreign discounts and returns consists of the following:

                                                       December 31,
                                            -----------------------------------
                                              1994          1995         1996
                                            ---------    ---------    ---------
Balance at January 1                        $(666,000)   $(190,000)   $(311,000)
Provision for discounts and returns          (280,000)    (766,000)    (422,000)
Actual write-offs                             756,000      645,000      441,000
                                            ---------    ---------    ---------
Ending balance                              $(190,000)   $(311,000)   $(292,000)
                                            =========    =========    =========

          The allowance for domestic accrued returns and allowances, which is recorded as a liability in the accompanying balance sheets for the periods ended December 31, 1994 and 1995 and which is presented as a contra against accounts receivable in the accompanying balance sheet for the period ended December 31, 1996, consists of the following:

                                                     December 31,
                                        ---------------------------------------
                                            1994         1995           1996
                                        -----------   -----------   -----------
Balance at January 1                    $(4,120,000)  $(3,574,000)  $(2,859,000)
Provision for discounts and returns      (3,352,000)   (2,874,000)   (4,771,000)
Actual write-offs                         3,898,000     3,589,000     4,858,000
                                        -----------   -----------   -----------
Ending balance                          $(3,574,000)  $(2,859,000)  $(2,772,000)
                                        ===========   ===========   ===========


4.  EMPLOYEE PENSION PLAN

          The Company sponsors for its employees a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan, as amended in 1991, provides that employees may defer up to 12% of annual compensation, and that the Company will make a matching contribution equal to each employee's deferral, up to 4% of compensation. The Company may also contribute funds to the Plan in the form of a profit sharing contribution. Expenses under the Plan were $61,000, $30,000, and $161,000 in 1994, 1995 and 1996, respectively.

5.  INCOME TAXES

          The provision for income taxes consists of the following:


                                                1994         1995          1996
                                               -------      -------      -------
Current
  Federal                                      $    --      $22,000      $ 2,000
  State                                             --           --        6,000
  Foreign                                       11,000           --           --
                                               -------      -------      -------
                                                11,000       22,000        8,000
                                               -------      -------      -------
Deferred
  Federal                                           --           --           --
  State                                             --           --           --
                                               -------      -------      -------
Provision for income taxes                     $11,000      $22,000      $ 8,000
                                               =======      =======      =======

          A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

                                                        1994     1995      1996
                                                      ------    ------    ------
Federal provision at statutory rate                    (35.0)%    35.0%     35.0%
Effect of foreign income taxes and other                  .1      --        --
Effect of net operating loss carryforward
  (utilized) not utilized                               35.0     (31.5)    (34.9)
                                                      ------    ------    ------
                                                         0.1%      3.5%      0.4%
                                                      ======    ======    ======

          The components of deferred tax assets (liabilities) are as follows:


                                                       December 31,
                                    -----------------------------------------------------
                                              1995                         1996
                                    -------------------------   -------------------------
                                      Federal        State        Federal        State
                                    -----------   -----------   -----------   -----------
Deferred tax assets:
  Allowance for doubtful accounts,
     Discounts and returns          $   973,000   $   216,000   $   943,000   $   212,000
  Net operating loss                  5,852,000     1,168,000     5,946,000     1,176,000
  License abandonment                   539,000       559,000       671,000       151,000
  Other -- net                          250,000        56,000       121,000        28,000
                                    -----------   -----------   -----------   -----------
Total deferred tax assets             7,614,000     1,999,000     7,681,000     1,567,000
Deferred tax liabilities:                    --            --            --
  Software development costs           (893,000)     (573,000)     (897,000)     (202,000)
  State income taxes                   (484,000)           --      (465,000)           --
                                    -----------   -----------   -----------   -----------
Net deferred tax assets               6,237,000     1,426,000     6,319,000     1,365,000
Valuation reserve                    (6,237,000)   (1,426,000)   (6,319,000)   (1,365,000)
                                    -----------   -----------   -----------   -----------
Deferred income taxes               $        --   $        --   $        --   $        --
                                    ===========   ===========   ===========   ===========


          A valuation reserve has been provided in 1995 and 1996 because of the uncertainty regarding the realization of net deferred tax assets. The valuation reserve decreased $291,000 and $21,000 during 1995 and 1996, respectively.

          As of December 31, 1995 the Company had federal and state net operating loss carryforwards of $17,488,000 (expiring from years 2008 to 2009) and $12,695,000 (expiring from years 1997 to 1999), respectively, which have not been recorded in the financial statements because of the uncertainty as to realization. The December 31, 1996 tax return has not been prepared as yet and as such, the net operating loss figures have not been updated for the 1996 taxable income. The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the amount of the Company's net operating loss carryforward available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997) such amount is estimated to be approximately $2,225,000 per year.

6.  STOCK OPTION PLAN

          The Company has a stock option plan (the "Option Plan") which provides for the issuance of up to 650,000 shares available for employees, consultants and non-employee directors. An additional 10,656 options were available for grant at December 31, 1996. Stock options granted under the Option Plan may be incentive stock options under the requirements of the Internal Revenue Code, or may be nonstatutory stock options which do not meet such requirements. Options may be granted under the Option Plan to, in the case of incentive stock options, all employees (including officers) of the Company; or, in the case of nonstatutory stock options, all employees (including officers) or non-employee directors of the Company.

          The exercise price per share of all options granted under the plan in 1994, 1995 and 1996 has been the market price of the stock on the date of the grant. Generally, options granted become exercisable over three years and must be exercised within five years of the date of grant.

                                                                   Number of
             Stock Options                                           Shares
------------------------------------------------------------       ---------
Outstanding at January 1, 1994 ($13.20 -- $82.65 per share)          67,305
Granted at $3.75 -- $17.25 per share                                102,423
Exercised at $3.75 per share                                         (3,334)
Canceled at $31.95 -- $78.75 per share                              (62,304)
                                                                  ---------
Balance at December 31, 1994 ($13.20 -- $82.65 per share)           104,090
                                                                  ---------
Granted at $2.87 -- $9.30 per share                                 609,833
Exercised at $2.87 per share                                        (16,666)
Canceled at $2.87 -- $17.25 per share                               (42,666)
                                                                  ---------
Balance at December 31, 1995 ($2.87 -- $78.675 per share)           654,591
                                                                  ---------
Granted at $3.50 -- $6.00 per share                                 141,500
Exercised at $2.87 -- $3.75 per share                              (120,274)
Canceled at $2.87 -- $82.65 per share                              (185,584)
                                                                  ---------
Balance at December 31, 1996 ($2.81 -- $11.70 per share)            490,233
                                                                  ---------
Options exercisable at December 31, 1996                            286,744
                                                                  ---------

          Included in the 1994 stock option grants is an option granted to Jack Friedman, the former president of the Company. This option was originally granted on February 24, 1994 at the price of $13.95 per share. Upon the resignation of Mr. Friedman and the re- negotiation of his employment agreement, options previously granted in 1994 were repriced to the then current market price of the stock of $3.75.

          During 1995, the Company granted 240,000 options outside of the Option Plan, which consisted of 140,000 options at $3.06 to Brian J. Farrell, the Company's president; 70,000 options to a former employee as a part of the employee's severance package (50,000 at $2.81 and 20,000 at $2.25); and 30,000 options at $2.87 to two outside consultants who have subsequently become employees of the Company. In 1996, the Company issued 200,000 options outside of the Option Plan to Mr. Farrell at an exercise price of $5.00 per share. Share exercise prices for these options equal the market price of the Company's Common Stock at the date of the grant.

          The following table summarizes information about stock options outstanding at December 31, 1996:

                                    NUMBER                      WEIGHTED AVERAGE             WEIGHTED
  RANGE OF EXERCISE          OUTSTANDING AT DECEMBER            REMAINING CONTRACTUAL         AVERAGE
        PRICES                      31, 1996                           LIFE                EXERCISE PRICE
---------------------        -----------------------            ---------------------      --------------
$2.81 - $ 3.82                      694,576                           4                      $   3.15
$5.00 - $ 6.00                      270,000                           5                          5.13
$9.30 - $11.70                        6,668                           8                         10.50
                             -----------------------            ---------------------      --------------
                                    971,244                           4                      $   3.75
                             =======================            =====================      ==============


                  SHARES                                Weighted
           EXERCISABLE AT DECEMBER                       Average
                  31, 1996                           Exercise Price
           -----------------------              -----------------------
                           414,641                    $            3.11
                           116,667                                 5.13
                             6,668                                10.50
           -----------------------              -----------------------
                           537,976                    $            3.64
           =======================              =======================

          All stock options are granted at the fair market value of the Company's Common Stock at the grant date. The weighted average estimated fair value of the options granted in 1995 and 1996 was $599,000 and $778,000, respectively. !The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost for the Company's stock option plan and has been recognized in 1994, 1995 or 1996. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1995 and December 31, 1996 would have been reduced to the pro forma amounts indicated below:

                                                                 YEARS ENDED
                                                     --------------------------------------
                                                     DECEMBER 31, 1995    DECEMBER 31, 1996
                                                     -----------------    -----------------
Net income:
     As reported                                         $601,000            $  1,901,000
     Pro forma                                           $  2,000               1,123,000
Net income per common and common equivalent share:
     As reported                                         $    .17            $        .39
     Pro forma                                           $     --            $        .23

          The fair market value of options granted under the stock option plan during 1995 and 1996 was determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

                                                       YEARS ENDED
                                                 --------------------------
                                                 DECEMBER 31,   December 31,
                                                 ------------  ------------
                                                     1995         1996
                                                 ------------  ------------
Dividend yield                                         0%             0%
Anticipated volatility                                83%            83%
Risk-free interest rate                           5.3% - 7.51%   5.2% - 6.7%
Expected lives                                      4 years        4 years

7.  MAJOR CUSTOMERS AND RELATED PARTY TRANSACTIONS

          Sales (before returns and allowances) to a major customer represented 18%, 12% and 12% of gross sales in the years ended December 31, 1994, 1995 and 1996, respectively. In 1994 one other customer represented 18% of sales (before returns and allowances). In 1995 another customer represented 10% of sales (before returns and allowances). The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

          In 1994, 1995 and 1996, the Company paid the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass, of which Mr. Skala, a director of the Company through January 14, 1997, is a partner, approximately $275,000, $214,000, and $215,000, respectively. As of December 31, 1995 and 1996, the Company had owing to Feder, Kaszovitz, Isaacson, Weber, Skala & Bass approximately $181,000 and $76,000, respectively.

          In 1996, the Company paid Inland Productions, Inc., a Software developer which the Company acquired 25% interest in on July 1, 1996 (See Note
9), $775,000. As of December 31, 1996, the Company had owing to Inland Productions, Inc. $625,000.

8. CAPITAL STOCK TRANSACTIONS

          In 1993, the Company entered into an agreement with an independent investor (the "Investor") pursuant to which the Investor posted a standby letter of credit in the principal amount of $5,000,000, in favor of BNY as additional collateral, expiring on February 28, 1994. Effective January 31, 1994, the Company entered into an agreement with the Investor whereby the Investor extended the expiration date of the standby letter of credit to December 31, 1994. As consideration, the Company reduced the exercise price of 100,000 warrants previously granted to the Investor to $12.15 per share (the then current market value of the Company's stock), and granted the Investor an additional 33,334 warrants to purchase the Company's Common Stock at $12.15 per share.

          In March 1994, the Company sold 133,334 shares of its Common Stock pursuant to Regulation S resulting in net proceeds to the Company of $980,000. In June 1994, the Company sold units consisting of 564,445 shares of Common Stock and warrants to purchase an additional 282,222 shares of Common Stock at $15.00 per share pursuant to Rule 506 of Regulation D of the Securities Act of 1993, as amended ("the Act"), resulting in net proceeds to the Company of $4,624,000. In September, October, and November 1994, the Company sold an aggregate of

478,704 shares of Common Stock resulting in net proceeds to the Company of $3,328,000, in sales exempt from the registration requirements of the Act pursuant to Registration S under the Act. In December 1994, the Company sold units consisting of 101,665 shares of Common Stock and warrants to purchase 101,665 shares of Common Stock at $20.25 per share in private placements pursuant to Regulation D under the Act, resulting in net proceeds to the Company of $888,000, (collectively "the Financings").

          The net proceeds received by the Company from the Financings were utilized in part in connection with the marketing and inventory purchase commitments related to the launch of the XBAND Videogame Modem (the "XBAND Modem") (See Note 10), and for the completion of certain Software products under development.

          On July 1, 1995, the Company granted a warrant to the Company's domestic letter of credit lender to purchase 60,000 shares of Common Stock at a price of $1.93 per share. The warrant is exercisable until June 30, 1998.

          In the months of July, August and September 1995, the Company received aggregate net proceeds of $2,613,000 from the sales of certain of its convertible preferred stock pursuant to Regulation S under the Act. The preferred shares were convertible by the holders thereof into approximately 1,462,000 common shares of the Company. These shares were redeemable at the Company's option upon 30 days' written notice, and earned dividends at the rate of 9% per annum, payable at the Company's option in cash or by issuance of common shares equal to the dividend amount divided by the average market price of the preceding five days. As of December 31, 1995, a total of 1,335,211 shares of Common Stock had been issued in connection with this transaction. As of February 1996, all shares of preferred stock had been converted to Common Stock, a total of 1,462,928 shares of Common Stock were issued in connection with this transaction.

          As of July 1, 1996, the Company issued 70,000 shares of Common Stock, at the fair market value of the stock on such date, in settlement of an accrued liability of $229,000 due to a former employee.

          During the years ended December 31, 1995 and 1996, the number of warrants to purchase the Company's Common Stock exercised were 74,864, and 70,000, respectively. The Company received proceeds from the exercise of such warrants totaling $149,000. There were no warrants exercised during the year ended December 31, 1994. At December 31, 1996 outstanding warrants were 706,431 at an average exercise price of $16.81.

9.  OTHER LONG-TERM ASSETS

          On July 1, 1996, the Company acquired a 25% interest in Inland, a Software developer for home entertainment game systems. The investment consisted of $300,000 in cash and 52,660 shares of Common Stock valued at $300,000, and is included in other long-term assets in the accompanying balance sheet. The Company has contracted with Inland for the development of 32-bit and 64-bit versions of Turner's World Championship Wrestling and BASS Masters

Classic. The Company's investment exceeds its equity in the underlying net assets by $613,000 which is being amortized over five years. The Company's equity in the operating results of Inland is not material to the results of operations.

          On August 2, 1996, the Company acquired the business of Heliotrope Studios, Inc. ("Heliotrope"), an interactive Software developer for PC CD-ROM and an assignment of the distribution license and certain work-in-progress for a PC CD-ROM title (Pax Imperia: Eminent Domain) from Blizzard Entertainment, a division of Davidson Associates. In connection with the acquisition, the Company incurred costs of $115,000 and assumed certain liabilities (approximately $150,000) of Heliotrope. The excess of the Company's cost of the acquisition over the estimated fair value of assets acquired (approximately $265,000) has been included as a long-term investment in the accompanying balance sheet. Such excess cost is being amortized over 60 months. Because Heliotrope's assets and operations prior to the acquisition were insignificant, no pro forma information is presented.

10.  COMMITMENTS AND CONTINGENCIES

          XBAND Modem Agreement. On April 23, 1994, the Company entered into a letter of agreement with Catapult Entertainment, Inc. ("Catapult"), pursuant to which ToHQ was the exclusive North American distributor of certain hardware products developed by Catapult. The Company was required to spend a minimum of $3,000,000 in 1994 and a minimum of $2,000,000 in the first quarter of 1995 to market and sell the XBAND Modem, and the Company was also required to finance all inventory purchases. By mutual agreement between the Company and Catapult, approximately $2,679,000 was spent in marketing efforts by the Company through December 31, 1994, on the XBAND Modem. Because of the slow sales of the XBAND Modem and the potential for markdowns and returns, the Company reserved approximately $2,000,000 (by charging such amount against net sales) for such markdowns and reserves in 1994.

          On May 31, 1995, the Company and Catapult entered into a new agreement related to the marketing and distribution of the XBAND Modem, pursuant to which Catapult purchased the Company's inventory and accounts receivable related to the XBAND Modem for approximately $3,200,000. At the closing of the agreement, Catapult paid approximately $1,100,000 owed by the Company to the manufacturer of the XBAND Modem, and $100,000 to the Company. The remaining amounts owing to the Company were to have been received upon the conclusion of equity financing by Catapult. The Company recorded the cash received at the closing as sales of the XBAND Modem in the year ended December 31, 1995 pursuant to the new agreement. Subsequently, Catapult has filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Under Catapult's plan of reorganization, the Company received approximately 15% of its remaining claim against Catapult, or approximately $200,000, in December 1996. Because the Company determined in May 1995 that receipt of any additional payment by Catapult was highly uncertain, the Company established a reserve for the remaining payments. As a result, substantially all of the amount received pursuant to such plan of reorganization is reflected in the Company's Statement of Operations for the year ended December 31, 1996.

          Studio-e Litigation. On January 13, 1997, a complaint was filed in Illinois state court by Studio e, Inc. ("Studio e"), a video game Software development company, against Inland, its two principals and the Company. The Company acquired 25% of Inland in June 1996. (See note 9). The complaint alleges, among other things, that the defendants misappropriated trade secrets of Studio e, caused delays in the development of one of Studio e's titles, and as a result were responsible for Studio e's loss of future business. The complaint seeks, among other remedies, to enjoin the Company's alleged use of Studio e's trade secrets and damages in an unspecified amount. The complaint makes additional allegations and seeks additional damages and other remedies against Inland and Inland's principals. On March 12, 1997, the Company filed an answer to the complaint denying all allegations of wrongdoing asserted against it. The Company also filed a counterclaim against Studio e alleging trade defamation and libel and intentional interference with prospective economic advantage, and a cross-claim for indemnification against Inland.

          Royalties. At December 31, 1995 and 1996, future minimum guaranteed royalties were $1,752,000 and $3,133,000, respectively. Royalties are classified as current liabilities based upon contractual payment dates.

          Leases. The Company is committed under operating leases with lease termination dates to February 2001. Minimum future rentals pursuant to these leases as of December 31, 1996 are as follows:


                  1997                     $  234,000
                  1998                        171,000
                  1999                         76,000
                  2000                         72,000
                  2001                          6,000
                                           ----------
                                           $  559,000
                                           ==========

          Rent expense was $251,000, $184,000, and $183,000 in 1994, 1995 and
1996, respectively.

11.  OPERATIONS IN GEOGRAPHIC AREAS

          The Company is engaged in the development, marketing and distribution of Software products, and formerly was engaged in the development, marketing and distribution of traditional toys and games which is considered to be a single segment. The following information sets forth geographic information on the Company's sales, earnings (losses) from operations and identifiable assets for the years ended December 31, 1994, 1995 and 1996:

                                     United
                                     States     Europe      Asia   Elimination Consolidated
                                    --------   --------   -------- ------------------------
                                                 (IN THOUSANDS OF DOLLARS)
Year ended December 31, 1994:
Sales to unaffiliated customers     $ 11,114   $  2,175         --         --   $ 13,289
Transfers between geographic areas        --         --   $     84   $    (84)        --
                                    --------   --------   --------   --------   --------
Total net revenue                   $ 11,114   $  2,175   $     84   $    (84)  $ 13,289
                                    ========   ========   ========   ========   ========
Pretax earnings (loss)              $(16,017)  $ (1,459)  $    108   $   (111)  $(17,479)
                                    ========   ========   ========   ========   ========
Identifiable assets at
  December 31, 1994                 $ 12,136   $  3,484   $    113   $   (202)  $ 15,531
                                    ========   ========   ========   ========   ========
Year ended December 31, 1995:
Sales to unaffiliated customers     $ 24,894   $  8,356         --         --   $ 33,250
Transfers between geographic areas        --         --         --         --         --
                                    --------   --------   --------   --------   --------
Total net revenue                   $ 24,894   $  8,356         --         --   $ 33,250
                                    ========   ========   ========   ========   ========
Pretax earnings (loss)              $  1,621   $   (869)  $     (4)  $   (125)  $    623
                                    ========   ========   ========   ========   ========
Identifiable assets at
  December 31, 1995                 $ 13,681   $  3,415   $      2   $   (182)  $ 16,916
                                    ========   ========   ========   ========   ========
Year ended December 31, 1996:
Sales to unaffiliated customers     $ 35,399   $ 14,856         --         --   $ 50,255
Transfers between geographic areas        --         --         --         --         --
                                    --------   --------   --------   --------   --------
Total net revenue                   $ 35,399   $ 14,856         --        --    $ 50,255
                                    ========   ========   ========   ========   ========
Pretax earnings                     $  1,222   $    668   $     19         --   $  1,909
                                    ========   ========   ========   ========   ========
Identifiable assets at
  December 31, 1996                 $ 17,163   $  5,860         --   $   (183)  $ 22,840
                                    ========   ========   ========   ========   ========


12.  SUBSEQUENT EVENTS

          On February 14, 1997, the Company completed a public offering of 1,500,000 shares of the Company's Common Stock. In conjunction with the offering, the Company granted to the underwriters an overallotment option, exercisable within 30 days of the date of February 11, 1997, to purchase up to 225,000 additional shares of the Common Stock at the public offering price. On March 11, 1997, the underwriters exercised their overallotment option. All of these shares were newly issued and sold on behalf of the Company.

          The net proceeds of the 1,725,000 shares sold by the Company, of $11.7 million, will be used for general corporate purposes including obtaining new licenses for, and development expenses related to, new titles and the repayment of amounts outstanding under the Company's revolving credit facility. A portion of the proceeds may also be used to fund acquisitions related to the Company's business.