Form 10-Q
period 1997-03-31
THQ INC
filed 1997-05-15
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813

                                   ToHQ, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                New York                                 13-3541686
   ----------------------------------              ----------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


          5016 North Parkway Calabasas, Suite 100, Calabasas, CA 91302
                    (Address of Principal Executive Offices)


                                  818-591-1310
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value: 6,489,581 shares (as of May 9, 1997).

                           ToHQ, INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                              Page

Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets -
          March 31, 1997 and December 31, 1996                               3

         Consolidated Statements of Operations -
            for the Three Months Ended March 31, 1997 and 1996               4

         Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 1997 and
            the Year Ended December 31, 1996                                 5

         Consolidated Statements of Cash Flows -
            for the Three Months Ended March 31, 1997 and 1996               6

         Notes to Consolidated Financial Statements                          7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10


Part II - Other Information


Item 1   Legal Proceedings                                                  17

Item 6   Exhibit and Reports on Form 8-K                                    17

Signatures                                                                  18

Part I - Financial Information

Item 1. Financial Statements.

                           ToHQ, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                      March 31,     December 31,
                                                                                        1997            1996
                                                                                    ------------    ------------
                                                                                     (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $ 12,806,000    $  2,734,000
   Accounts receivable - net                                                           8,276,000      14,186,000
   Inventory                                                                           1,990,000       1,013,000
   Prepaid and deferred royalties                                                      2,699,000         717,000
   Software development costs                                                          4,880,000       2,329,000
   Prepaid expenses and other current assets                                             469,000         485,000
                                                                                    ------------    ------------
          Total current assets                                                        31,120,000      21,464,000
Equipment - net                                                                          818,000         581,000
Other long-term assets                                                                   751,000         795,000
                                                                                    ------------    ------------
       TOTAL ASSETS                                                                 $ 32,689,000    $ 22,840,000
                                                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                             $  3,738,000    $  3,304,000
  Accrued royalties                                                                    5,673,000       3,133,000
  Advance from bank                                                                           --       5,355,000
                                                                                    ------------    ------------
           Total current liabilities                                                   9,411,000      11,792,000
Commitments and contingencies                                                                 --              --
Shareholders' equity:
  Common stock, par value $.0001, 100,000,000 shares authorized; 6,478,786 shares and 4,739,883 shares issued and outstanding as
     of March 31, 1997 and, December 31, 1996 respectively                                 4,000           4,000
Additional paid-in capital                                                            46,299,000      34,558,000
Cumulative foreign currency translation adjustment                                      (283,000)        (52,000)
Accumulated deficit                                                                  (22,742,000)    (23,462,000)
                                                                                    ------------    ------------
         Total shareholders' equity                                                   23,278,000      11,048,000
                                                                                    ------------    ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 32,689,000    $ 22,840,000
                                                                                    ============    ============



                 See notes to consolidated financial statements.

                           ToHQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                               1997              1996
                                            -----------      -----------
  Net sales                                 $11,839,000      $ 6,582,000
                                            -----------      -----------
  Costs and expenses:
    Cost of sales                             7,242,000        3,756,000
    Royalties                                 1,543,000        1,197,000
    Product development                         192,000          215,000
    Project abandonment                         150,000          125,000
    Selling                                     772,000          537,000
    General and administrative                1,179,000          841,000
    Operating interest                           67,000           96,000
                                            -----------      -----------
  Total costs and  expenses                  11,145,000        6,767,000
                                            -----------      -----------
  Income (loss) from operations                 694,000         (185,000)
  Interest income (expense), net                 30,000          (72,000)
                                            -----------      -----------
  Income (loss) before income taxes             724,000         (257,000)
  Provision for income taxes                      4,000            4,000
                                            -----------      -----------
  Net income (loss)                         $   720,000      $  (261,000)
                                            ===========      ===========

  Net income (loss) per share               $      0.12      $     (0.06)
                                            ===========      ===========

  Shares used in per share calculation        6,045,000        4,330,000
                                            ===========      ===========

                 See notes to consolidated financial statements.

                           ToHQ, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Year Ended December 31, 1996 and
                      the Three Months Ended March 31, 1997


                                                                                         Cumulative
                                                                                           Foreign      Retained
                                                                             Additional    Currency     Earnings
                                            Preferred   Common      Common    Paid-in    Translation  (Accumulated
                                              Stock      Stock      Amount    Capital     Adjustment     Deficit)        Total
                                            ---------  ----------  -------- ------------ -----------  ------------   ------------

Balance at January 1, 1996                     325      4,217,391   $4,000  $ 33,317,000  $ (360,000) $(25,363,000)  $ 7,598,000
Exercise of warrants and options               --         272,115       --       712,000       --            --          712,000
Conversion of preferred stock to
  Common Stock                                (325)       127,717       --        --           --            --            --
Issuance of stock                              --         122,660       --       529,000       --            --          529,000
Net income                                     --           --          --        --           --        1,901,000     1,901,000
Foreign currency translation adjustment        --           --          --        --         308,000         --          308,000
                                             -----      ---------   ------  ------------  ----------  -------------  -----------
Balance at December 31, 1996                   --       4,739,883    4,000    34,558,000     (52,000)  (23,462,000)   11,048,000
Issuance of common stock for cash              --       1,725,000       --    11,697,000       --            --       11,697,000
Exercise of options                            --          13,903       --        44,000       --            --           44,000
Net income                                     --           --          --        --           --          720,000       720,000
Foreign currency translation adjustment        --           --          --        --        (231,000)        --         (231,000)
                                             -----      ---------   ------  ------------  ----------  -------------  -----------
Balance at March 31, 1997 (unaudited)          --       6,478,786   $4,000  $ 46,299,000  $ (283,000) $ (22,742,000) $23,278,000
                                             =====      =========   ======  ============  ==========  =============  ===========


                 See notes to consolidated financial statements.

                           ToHQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                    1997               1996
                                                                ------------       ------------
Cash flows from operating activities:
Net income (loss)                                               $    720,000       $   (261,000)
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                    111,000             54,000
    Provision for doubtful accounts, discounts and returns         1,159,000            694,000
Changes in operating assets and liabilities:
    Accounts receivable                                            6,206,000          3,004,000
    Inventory and inventory deposits                              (1,012,000)           338,000
    Prepaid and deferred royalties and
        software development costs                                   469,000          1,058,000
    Prepaid expenses and other current assets                         15,000            (81,000)
    Accounts payable and accrued expenses                            466,000         (2,025,000)
    Accrued royalties                                             (2,463,000)          (671,000)
    Accrued returns and allowances                                (1,598,000)        (1,378,000)
                                                                ------------       ------------
Net cash provided by operating activities                          4,073,000            732,000

Cash flows used in investing activities:
    Acquisition of equipment                                        (306,000)           (25,000)
                                                                ------------       ------------

Cash flows from financing activities:
    Payment on advance from bank                                  (5,355,000)            --
    Net proceeds from issuance of common stock                    11,697,000             --
    Proceeds from exercise of options and warrants                    44,000            182,000
                                                                ------------       ------------
Net cash provided by financing activities                          6,386,000            182,000

Effect of exchange rate changes on cash                              (81,000)           (29,000)
                                                                ------------       ------------

Net increase in cash                                              10,072,000            860,000
Cash and cash equivalents - beginning of period                    2,734,000          1,895,000
                                                                ------------       ------------
Cash and cash equivalents - end of period                       $ 12,806,000       $  2,755,000
                                                                ============       ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                    $      4,000       $      3,700
                                                                ============       ============
Cash paid during the period for interest                        $     36,000       $     84,000
                                                                ============       ============




                 See notes to consolidated financial statements.

                           ToHQ, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         Net Income Per Share. Net income per share has been computed using the weighted average number of common shares and common share equivalents (which consists of warrants and options, to the extent they are dilutive). The difference between primary and fully diluted earnings per share is not significant.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Recently Issued Accounting Pronouncements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 128 Earnings Per Share ("FAS 128"), in February 1997. This statement specifies the computation of earnings per share ("EPS") as basic EPS, consisting of the weighted average shares outstanding and diluted EPS, consisting of weighted average shares and all dilutive potential common shares that were outstanding during the period. The Company does not expect the impact of adopting FAS 128 to be material for the quarter ended March 31, 1997.

 2.       ACCOUNTS RECEIVABLE

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at March 31, 1997 and December 31, 1996 are composed of the following:


                                                      March 31,       December 31,
                                                        1997              1996
                                                   ------------       ------------
Accounts receivable - domestic                     $  7,930,000       $ 13,428,000
Other accounts receivable - primarily foreign         4,139,000          5,004,000
Other receivables                                         5,000            112,000
Allowance for foreign doubtful accounts              (1,195,000)        (1,294,000)
Allowance for foreign discounts and returns            (383,000)          (292,000)
Allowance for domestic doubtful accounts,
  discounts and returns                              (2,220,000)        (2,772,000)
                                                   ------------       ------------
Accounts receivable - net                          $  8,276,000       $ 14,186,000
                                                   ============       ============


 3.       CAPITAL STOCK TRANSACTIONS

                   On February 14, 1997, the Company completed a public offering of 1,500,000 shares of the Company's Common Stock. In conjunction with the offering, the Company granted to the underwriters an overallotment option, exercisable within 30 days of the date of February 11, 1997, to purchase up to 225,000 additional shares of the Common Stock at the public offering price of $7.50 per share. On March 11, 1997, the underwriters exercised their overallotment option. All of these shares were newly issued and sold on behalf of the Company.

                   The net proceeds of the 1,725,000 shares sold by the Company, approximately $11.7 million, will be used for general corporate purposes including obtaining licenses for, and development expenses related to, new titles and the repayment of amounts outstanding under the Company's revolving credit facility. A portion of the proceeds may also be used to fund acquisitions related to the Company's business. [Following the repayment of indebtedness under the Company's revolving credit facility and pending the use of the balance of such proceeds for such other purposes, the Company will invest such proceeds principally in United States government securities, short-term certificates of deposit, money market funds or other short-term, interest bearing investments.]

 4.       INCOME TAXES

         Net Operating Loss Carryforwards. At December 31, 1995, for federal income tax purposes the Company had reported approximately $17.5 million of NOL carryforwards incurred since 1993. The December 31, 1996 tax return has not been prepared and as such, the net operating loss figures have not been adjusted for 1996 taxable income. The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997), such amount is estimated to be approximately $2,225,000 per year.


                        ---------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, publishes and distributes interactive entertainment software ("Software") for the market dominant hardware platforms ("Platforms") sold by Nintendo, Sega and Sony (the "Manufacturers"). For the three months ended March 31, 1997, sales of Nintendo Software constituted 77% of the Company's net sales, Sega Software sales were 3%, and the remaining 20% were derived from sales of Sony PlayStation titles.

         Although there remains a large installed base of 16-bit Platforms, the Company believes that growth in the Software market will be derived principally from games developed for the more advanced Platforms. Accordingly, the Company intends to devote an increasing portion of its resources to the development of titles for 32-bit and 64-bit Platforms and PCs. In the three months ended March 31, 1997 and 1996, respectively, 20% and 17% of the Company's net sales were made up of 32-bit titles. There were no 64-bit sales in either period.

         The Company's business cycle generally commences with the securing of a license to publish one or more titles based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts ("Property") that have high public visibility or recognition or that reflect the trends of popular culture. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After securing the Property, the Company commences Software development for the title. Upon completion of development and approval of the title by the Manufacturer, the Company orders products and generally causes a letter of credit to be opened in favor of the Manufacturer.

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

         Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its prepaid royalties, and capitalizes Software development costs upon the establishment of technological feasibility of the title under development. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. The Company analyzes such capitalized costs quarterly and writes off as project abandonment losses those capitalized payments and costs (and expenses any unpaid guaranteed minimum royalties) when, based on the Company's estimate, future revenues will not be sufficient to recover such costs. As of March 31, 1997, the Company had prepaid royalties and capitalized development costs of approximately $7.6 million. If the Company were required to write off a material portion of its prepaid royalties or capitalized development costs, the Company's results of operations could be adversely affected.

         Discounts, Allowances and Returns; Inventory Management. At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, other customer accommodations and doubtful accounts that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the titles and other factors. For the three months ended March 31, 1997, provisions of approximately $3.8 million were taken against gross sales made, and for the year ended December 31, 1996, the Company's aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts were approximately $5.2 million.

         Net Operating Loss Carryforwards. At December 31, 1995, for federal income tax purposes the Company had reported approximately $17.5 million of NOL carryforwards incurred since 1993. The December 31, 1996 tax return has not been prepared and as such, the net operating loss figures have not been adjusted for 1996 taxable income. The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997), such amount is estimated to be approximately $2,225,000 per year.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                          1997        1996
                                       ---------    --------

Domestic sales                            59.7 %      70.6
Foreign sales                             40.3        29.4
                                         -----       -----
Net sales                                100.0%      100.0%
Costs and expenses:
   Cost of sales                          61.2%       57.1%
   Royalties                              13.0        18.2
   Product development                     1.6         3.3
   Project abandonment                     1.3         1.9
   Selling                                 6.5         8.2
   General and administrative             10.0        12.8
   Operating interest                      0.6         1.4
                                         -----       -----
   Total costs and expenses               94.2       102.9
                                         -----       -----
Income (loss) from operations              5.8        (2.9)
Interest income (expense), net             0.3        (1.1)
                                         -----       -----
Income (loss) before income taxes          6.1        (4.0)
                                         =====       =====
Net income (loss)                          6.1%       (4.0)%
                                         =====       =====

         The following table sets forth, for the three months ending March 31, 1997 and 1996, the titles released during such periods for the Platforms indicated:

                                     MARCH 31,
                             -------------------------
                                 1997           1996
                             -----------   -----------
           PlayStation             1              1
           SNES                    5             --
           Genesis                 2             --
           Game Boy                1              2
                             -----------   -----------
                     Total         9              3
                             ===========   ===========


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997, TO THE THREE MONTHS ENDED MARCH 31, 1996

         The Company's net sales increased to $11,839,000 in the three months ended March 31, 1997, from $6,582,000 in the same period of 1996, primarily as a result of an increase in the number of new titles released in 1997. For the three months ended March 31, 1997, net sales of the Company's WCW Vs the World, Super Empire Strikes Back and Super Return of the Jedi titles were $2,117,000 (17.9% of the net sales), $1,736,000 (14.7% of net sales), and $1,674,000 (14.1%
of net sales), respectively. In total, nine new titles were released in the three months ended March 31, 1997 accounting for $6,882,000 or 58% of net sales as compared to three new titles being released in the same period of 1996 accounting for $3,092,000 or 47% of net sales.

         Foreign net sales grew to $4,776,000 in the first quarter of 1997, from $1,933,000 in the same period of 1996 as a result of a distribution agreement between the Company and Midway Games, Inc. This agreement included the distribution rights to Ms. Pacman, NBA Hangtime and Midway's Arcades Greatest Hits, for certain 16-bit Platforms. These titles accounted for 8.3% or $982,000 of net sales.

         Cost of sales increased as a percentage of net sales during the first quarter of 1997 to 61.2% from 57.1% in the same period of 1996, primarily as a result of the increase in foreign sales, for which margins are generally lower, to 40.3% of net sales from 29.4% of net sales in the first quarter of 1996.

         Royalty expense as a percentage of net sales decreased to 13.0% for the three months ended March 31, 1997 from 18.2% for 1996. License agreements for titles released in 1996 provided for royalties at higher rates, particularly the Company's licenses for Disney's Pocahontas and In The Hunt. Additionally, royalties relating to the Midway distribution agreements were included in cost of sales rather than royalty expense.

          For the three months ended March 31, 1997, selling expenses increased by $235,000 compared to the three months ended March 31, 1996, as a result of increased marketing efforts for new titles and an increase in retail cooperative advertising. Selling expenses decreased as a percentage of net sales to 6.5% in 1997 as compared to 8.2% in 1996.

         General and administrative expenses for the three months ended March 31, 1997, decreased as a percentage of net sales to 10.0% from 12.8% for the same period of 1996, but increased in dollar terms by $338,000 over 1996. The increased expenses were due in part to increased warehousing costs in 1997 as a result of the increased sales volume over the same period in 1996.

         Operating interest, which consists of interest and fees paid to the Company's bank and fees paid to other issuers of letters of credit, decreased as a percentage of net sales to 0.6% for the three months ended March 31, 1997, from 1.4% of net sales for the same period of 1996. The decline is a result of the use of funds generated by the Public Offering, which was completed on February 14, 1997. See "-- Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company must generally open letters of credit in their favor. As of March 31, 1997, the Company had obligations with respect to future guaranteed minimum royalties of $5,673,000, substantially all of which was payable within the subsequent twelve months. As of March 31, 1997, the Company had obligations with respect to open letters of credit of $1,856,000.

         The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the proceeds from its recently completed offering, together with funds provided by operations and funds available under the Company's revolving credit facility with Imperial Bank, will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1997. However, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations. The Company does not anticipate making material capital expenditures in 1997.

         For the three months ended March 31, 1997, the Company's net cash provided by operating activities was $4,073,000, compared to $732,000 for the same period in 1996, as a result of net income plus collections of receivables.

         For the three months ended March 31, 1997, the Company's net cash used in investing activities was $306,000 (primarily as a result of the installation of an upgraded computer network and accounting software package), compared to $25,000 for the same period in 1996.

         For the three months ended March 31, 1997, the Company's net cash provided by financing activities was $6,386,000, compared to $182,000 for the same period in 1996. Financing activities were primarily the receipt of the proceeds from the public offering of 1,725,000 shares of the Company's Common Stock.

         Credit Facilities. In July 1996, the Company terminated its factoring and credit agreement and entered into a new financing and banking arrangement with Imperial Bank (the "Imperial Agreement"). Under the Imperial Agreement, the Company may draw down working capital advances and open letters of credit in an aggregate amount not to exceed the lesser of $9,000,000, or an amount equal to the sum of 70% of eligible accounts receivable, 50% of eligible inventory and 50% of the amount of letters of credit opened by the Company in favor of the Manufacturers. The portion of the borrowing base that consists of eligible inventory may not exceed $1,500,000. Advances under the Imperial Agreement bear interest at the bank's prime lending rate plus 1.25%. The Company has granted the bank a security interest in its domestic accounts receivable and inventories. The Imperial Agreement matures on June 30, 1997, subject to earlier termination. As of March 31, 1997, the Company had no advances under the Imperial Agreement and open letters of credit from Imperial Bank of $1,856,000.

         The Imperial Agreement contains customary covenants including, among others, restrictions on the incurrence of debt, encumbrances on or sales of assets, mergers and acquisitions, payments of dividends and capital expenditures. Financial covenants include the maintenance of (i) a current ratio of not less than 1.4 to 1, (ii) profitable operations on a fiscal year basis,
(iii) minimum tangible net worth of $7,000,000, (iv) a ratio of debt to tangible net worth of not greater than 1.75 to 1, and (v) minimum working capital of $5,000,000.

         The Company has also entered into agreements with two additional lenders (the "North American Lender" and the "European Lender") pursuant to which such lenders have agreed to issue letters of credit ("L/Cs") on the Company's behalf to the Manufacturers for the purchase of products for the Company's North American operations (up to a maximum of $5,000,000) and the Company's European operations (up to a maximum of $2,500,000), respectively. Each of these lenders receives a fee for the issuance of such L/Cs, and each lender retains title to the products financed by such lender until such time as such products are sold to the Company's customers. The North American Lender has a security interest in the domestic assets of the Company subordinate to the security interest of the Company's bank. The term of the agreement with the North American Lender expires on September 15, 1997, subject to automatic renewals on such date and every six months thereafter, unless terminated by either party. The European Lender has a first priority security interest in all of the Company's European subsidiary's receivables, inventory and other assets. The agreement with the European Lender may be terminated at any time by such lender. As of March 31, 1997, there were no open letters of credit issued by the North American or the European lender.

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

         The net proceeds of the 1,725,000 shares sold by the Company, of $11.7 million, will be used for general corporate purposes including obtaining licenses for, and development expenses related to, new titles and the repayment of amounts outstanding under the Company's revolving credit facility. A portion of the proceeds may also be used to fund acquisitions related to the Company's business.


                   -------------------------------------------

Part II - Other Information

Item 1.      Legal Proceedings

                              On January 13, 1997, a complaint was filed in Illinois state court by Studio e, Inc. ("Studio e"), a video game software development company, against Inland Productions, Inc., its two principals and the Company. The Company acquired 25% of Inland in June 1996 shortly after its formation for consideration consisting of $300,000 in cash and 52,660 shares of Common Stock with a value at such time of approximately $300,000; and the Company has contracted with Inland for the development of Turner's World Championship Wrestling for the PlayStation and Nintendo 64. The complaint alleges, among other things, that the defendants misappropriated trade secrets of Studio e, caused delays in the development of one of Studio e's titles, and as a result were responsible for Studio e's loss of future business. The complaint seeks, among other remedies, to enjoin the Company's alleged use of Studio e's trade secrets and damages in an unspecified amount. The complaint makes additional allegations and seeks additional damages and other remedies against Inland and Inland's principals. The Company denies all allegations of wrongdoing asserted against it in the complaint and intends to vigorously defend against such claims. On March 12, 1997, the Company filed an answer to the complaint denying all allegations of wrongdoing asserted against it. The Company also filed a counterclaim against Studio e alleging trade defamation and libel and intentional interference with prospective economic advantage, and a cross-claim for indemnification against Inland.

Item 6.      Exhibits and Reports on Form 8-K.

                     (a)      Exhibits.

                              Exhibit 27       Financial Data Schedule.

                     (b)      Reports on Form 8-K
                              A Current Report on Form 8-K dated March 28,
                              1997 was filed with the Securities and
                              Exchange Commission, (reporting under Item
                              7, of Form 8-K, the Company's cautionary statement regarding forward looking statements, (as amended by the Form 8-K/A filed with the Securities and Exchange Commission May 6, 1997).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1997          ToHQ, INC.

                                        By: /s/  Brian J. Farrell
                                            --------------------------------
                                                 Brian J. Farrell
                                                 President and Chief
                                                 Executive Officer


                               ToHQ, INC.

                                        By: /s/ Deborah A. Lake
                                            ---------------------------------
                                                Deborah A. Lake
                                                Vice President Finance
                                                and Administration
                                                Principal Accounting Officer