Form 10-K405/A
period 1996-12-31
THQ INC
filed 1997-07-02
CIK 865570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              --------------------

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
           =======================              =======================

          All stock options are granted at the fair market value of the Company's Common Stock at the grant date. The weighted average estimated fair value of the options granted in 1995 and 1996 was $1,566,000 and $1,094,000, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost for the Company's stock option plan and has been recognized in 1994, 1995 or 1996. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1995 and December 31, 1996 would have been reduced to the pro forma amounts indicated below:

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

                                                                     EXHIBIT 23



                         INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 33-43909, 33-66954, 33-80757, 333-00180, 333-00182, 333-00184, 333-00136, and
333-16975 of T-HQ, Inc. on Form S-8 of our report dated February 7, 1997 (March 11, 1997 as to Note 12) appearing in the Annual Report on Form 10-K/A of T-HQ, Inc. for the year ended December 31, 1996.



Deloitte & Touche LLP

Los Angeles, California
July 1, 1997