Form 10-Q
period 1997-06-30
THQ INC
filed 1997-08-13
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----       SECURITIES EXCHANGE ACT OF 1934


          For the transition period from              to
                                         ------------    --------------
                          Commission file No.: 0-18813
                          ----------------------------

                                    THQ, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          NEW YORK                                            13-3541686
-------------------------------                        -------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)

          5016 North Parkway Calabasas, Suite 100, Calabasas, CA 91302
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  818-591-1310
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $0.0001 par value: 6,537,584 shares (as of August 11, 1997).

                           THQ, INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                                               Page


Item 1.              Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                        June 30, 1997 and December 31, 1996                                    3

                     Consolidated Statements of Operations -
                        for the Three Months and Six Months Ended
                        June 30, 1997 and 1996                                                 4

                     Consolidated Statement of Shareholders' Equity
                        for the Six Months Ended June 30, 1997 and
                        the Year Ended December 31, 1996                                       5

                     Consolidated Statements of Cash Flows -
                        for the Six Months Ended June 30, 1997 and 1996                        6

                     Notes to Consolidated Financial Statements                                7

Item 2.              Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                             10


Part II - Other Information


Item 4.              Submission of Matters to a Vote of Security Holders                      16

Item 6.              Exhibits and Reports on Form 8-K                                         16

Signatures                                                                                    18

Part I - Financial Information

Item 1. Financial Statements.

                           THQ, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                              June 30,     December 31,
                                                                                1997           1996
                                                                            ------------   ------------
                                                                             (unaudited)
                                                      ASSETS

Current assets:
   Cash and cash equivalents                                                $ 15,166,000   $  2,734,000
   Accounts receivable - net                                                   6,891,000     14,186,000
   Inventory                                                                     795,000      1,013,000
   Prepaid and deferred royalties                                              3,716,000        717,000
   Software development costs                                                  6,277,000      2,329,000
   Prepaid expenses and other current assets                                     527,000        485,000
                                                                            ------------   ------------
          Total current assets                                                33,372,000     21,464,000
Equipment - net                                                                  883,000        581,000
Other long-term assets                                                           707,000        795,000
                                                                                           ------------
                                                                            ------------   ------------
       TOTAL ASSETS                                                         $ 34,962,000   $ 22,840,000
                                                                            ============   ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                     $  3,292,000   $  3,304,000
  Accrued royalties                                                            7,280,000      3,133,000
  Advance from bank                                                                   --      5,355,000
                                                                            ------------   ------------
           Total current liabilities                                          10,572,000     11,792,000
Commitments and contingencies                                                         --             --
Shareholders' equity:
  Common stock, par value $.0001, 100,000,000 shares authorized; 6,506,755 shares and 4,739,883 shares issued and outstanding as
     of June 30, 1997 and, December 31, 1996 respectively                          4,000          4,000
 Additional paid-in capital                                                   46,364,000     34,558,000
 Cumulative foreign currency translation adjustment                             (230,000)       (52,000)
 Accumulated deficit                                                         (21,748,000)   (23,462,000)
                                                                            ------------   ------------
         Total shareholders' equity                                           24,390,000     11,048,000

                                                                            ------------   ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 34,962,000   $ 22,840,000
                                                                            ============   ============


                 See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                      --------------------------   --------------------------
                                          1997          1996           1997          1996
                                      ------------  ------------   ------------  ------------
Net sales                             $ 12,265,000  $ 12,087,000   $ 24,104,000  $ 18,670,000
                                      ------------  ------------   ------------  ------------

Costs and expenses:
  Cost of sales                          6,503,000     7,290,000     13,745,000    11,046,000
  Royalties                              1,940,000     1,842,000      3,483,000     3,039,000
  Product development                      304,000       326,000        496,000       541,000
  Project abandonment                      150,000       125,000        300,000       250,000
  Selling                                1,007,000       780,000      1,779,000     1,317,000
  General and administrative             1,332,000       923,000      2,511,000     1,765,000
  Operating interest                        71,000       221,000        138,000       318,000
                                      ------------  ------------   ------------  ------------
Total costs and  expenses               11,307,000    11,507,000     22,452,000    18,276,000
                                      ------------  ------------   ------------  ------------
Income from operations                     958,000       580,000      1,652,000       394,000
Interest income (expense), net             102,000       (84,000)       132,000      (155,000)
                                      ------------  ------------   ------------  ------------
Income before income taxes               1,060,000       496,000      1,784,000       239,000
Provision for income taxes                  66,000            --         70,000         4,000
                                      ------------  ------------   ------------  ------------
Net income                            $    994,000  $    496,000   $  1,714,000  $    235,000
                                      ============  ============   ============  ============

Net income per share                  $       0.14  $       0.10   $       0.26  $       0.05
                                      ============  ============   ============  ============

Shares used in per share calculation     7,111,000     4,731,000      6,581,000     4,530,000
                                      ============  ============   ============  ============

                 See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Year Ended December 31, 1996 and
                       the Six Months Ended June 30, 1997


                                          Preferred          Common     Common
                                            Stock             Stock     Amount
                                         ------------  ------------  ------------
Balance at January 1, 1996                        325     4,217,391  $      4,000
Exercise of warrants and options                   --       272,115            --
Conversion of preferred stock to
  Common Stock                                   (325       127,717            --
Issuance of stock                                  --       122,660            --
Net income                                         --            --            --
Foreign currency translation adjustment            --            --            --
                                         ------------  ------------  ------------
Balance at December 31, 1996                       --     4,739,883         4,000
Issuance of common stock for cash                  --     1,725,000            --
Exercise of options                                --        41,872            --
Net income                                         --            --            --
Foreign currency translation adjustment            --            --            --
                                         ------------  ------------  ------------
Balance at June 30, 1997 (unaudited)               --     6,506,755  $      4,000
                                         ============  ============  ============


                                                       Cumulative
                                                         Foreign        Retained
                                          Additional     Currency       Earnings
                                           Paid-in      Translation    (Accumulated
                                           Capital      Adjustment       Deficit)        Total
                                         ------------  ------------   ------------   ------------
Balance at January 1, 1996               $ 33,317,000  $   (360,000)  $(25,363,000)  $  7,598,000
Exercise of warrants and options              712,000            --             --        712,000
Conversion of preferred stock to
  Common Stock                                     --            --             --             --
Issuance of stock                             529,000            --             --        529,000
Net income                                         --            --      1,901,000      1,901,000
Foreign currency translation adjustment            --       308,000             --        308,000
                                         ------------  ------------   ------------   ------------
Balance at December 31, 1996               34,558,000       (52,000)   (23,462,000)    11,048,000
Issuance of common stock for cash          11,657,000            --             --     11,657,000
Exercise of options                           149,000            --             --        149,000
Net income                                         --            --      1,714,000      1,714,000
Foreign currency translation adjustment            --      (178,000)            --       (178,000)
                                         ------------  ------------   ------------   ------------
Balance at June 30, 1997 (unaudited)     $ 46,364,000  $   (230,000)  $(21,748,000)  $ 24,390,000
                                         ============  ============   ============   ============





                 See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                               1997            1996
                                                            ------------   ------------
Cash flows from operating activities:
Net income                                                  $  1,714,000   $    235,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                227,000        116,000
    Provision for doubtful accounts, discounts and returns     2,021,000      2,118,000
 Changes in operating assets and liabilities:
    Accounts receivable                                        7,199,000       (466,000)
    Inventory                                                    195,000        258,000
    Prepaid and deferred royalties and
    Software development costs                                  (748,000)     1,411,000
    Prepaid expenses and other current assets                    (43,000)      (226,000)
    Accounts payable and accrued expenses                         12,000       (196,000)
    Accrued royalties                                         (2,052,000)      (163,000)
    Accrued returns and allowances                            (2,055,000)    (2,298,000)
                                                            ------------   ------------
Net cash provided by operating activities                      6,470,000        789,000

Cash flows used in investing activities:
    Acquisition of equipment                                    (440,000)      (134,000)
                                                            ------------   ------------

Cash flows from financing activities:
    Repayment of advance from bank                            (5,355,000)            --
    Net proceeds from issuance of common stock                11,657,000             --
    Proceeds from exercise of options and warrants               149,000        185,000
                                                            ------------   ------------
Net cash provided by financing activities                      6,451,000        185,000

Effect of exchange rate changes on cash                          (49,000)       (35,000)
                                                            ------------   ------------

Net increase in cash                                          12,432,000        805,000
Cash and cash equivalents - beginning of period                2,734,000      1,895,000

                                                            ------------   ------------
Cash and cash equivalents - end of period                   $ 15,166,000   $  2,700,000
                                                            ============   ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                $      4,000   $      4,000
                                                            ============   ============
Cash paid during the period for interest                    $     42,000   $    178,000
                                                            ============   ============


                 See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES

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

           In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

           Recently Issued Accounting Pronouncements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 128 Earnings Per Share ("FAS 128"), in February 1997. This statement specifies the computation of earnings per share ("EPS") as basic EPS, consisting of the weighted average shares outstanding and diluted EPS, consisting of weighted average shares and all dilutive potential common shares that were outstanding during the period. The Company does not expect the impact of adopting FAS 128 to be material in the Consolidated Statement of Operations.

2.         ACCOUNTS RECEIVABLE

           Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at June 30, 1997 and December 31, 1996 are composed of the following:


                                               June 30,     December 31,
                                                 1997          1996
                                             ------------   ------------
Accounts receivable - domestic               $  8,863,000   $ 13,428,000
Other accounts receivable - foreign             2,184,000      5,004,000
Other receivables                                   1,000        112,000
Allowance for foreign doubtful accounts        (1,180,000)    (1,294,000)
Allowance for foreign discounts and returns      (379,000)      (292,000)
Allowance for domestic doubtful accounts,
Discounts and returns                          (2,598,000)    (2,772,000)
                                             ------------   ------------
Accounts receivable - net                    $  6,891,000   $ 14,186,000
                                             ============   ============


3.         CAPITAL STOCK TRANSACTIONS

           On February 14, 1997, the Company completed a public offering of 1,500,000 shares of the Company's Common Stock. In conjunction with the offering, the Company granted to the underwriters an overallotment option, exercisable within 30 days of the date of February 11, 1997, to purchase up to 225,000 additional shares of the Common Stock at the public offering price of $7.50 per share. On March 11, 1997, the underwriters exercised their overallotment option. All of these shares were newly issued and sold on behalf of the Company. The net proceeds of the 1,725,000 shares sold by the Company, were approximately $11.7 million.


4.         INCOME TAXES

           Net Operating Loss Carryforwards. At December 31, 1995, for federal income tax purposes the Company had reported approximately $17.5 million of NOL carryforwards incurred since 1993. The December 31, 1996 tax return has not been completed and thus, the net operating loss figures have not been adjusted for 1996 taxable income. The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997), such amount is estimated to be approximately $2,225,000 per year.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The Company develops, publishes and distributes interactive entertainment software ("Software") for the market dominant hardware platforms ("Platforms") sold by Nintendo, Sega and Sony (the "Manufacturers"), and for personal computers ("PC"). For the six months ended June 30, 1997, sales of Nintendo Software constituted 61% of the Company's net sales, Sega Software sales were 2%, and the remaining 37% were derived from sales of Sony PlayStation titles. For the six months ended June 30, 1997, PC sales constituted less than one percent of sales.

           Although there remains a large installed base of 16-bit Platforms, the Company believes that growth in the Software market will be derived principally from games developed for the more advanced Platforms. Accordingly, the Company has begun devoting an increasing portion of its resources to the development of titles for 32-bit and 64-bit Platforms and PCs. In the six months ended June 30, 1997 and 1996, respectively, 36% and 9% of the Company's net sales consisted of 32-bit titles. There were no sales of 64-bit titles in either period.

           The Company's business cycle generally commences with the securing of a license to publish one or more titles based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts ("Property" or "Properties") that have high public visibility or recognition or that reflect the trends of popular culture. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See " -- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After securing a Property, the Company commences Software development for the title. Upon completion of development and approval of the title by the Manufacturer, the Company orders products from, and generally causes a letter of credit to be opened in favor of, the Manufacturer.

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

           Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its prepaid royalties, and capitalizes Software development costs upon the establishment of technological feasibility of the title under development. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. The Company analyzes such capitalized costs quarterly and writes off as project abandonment losses those capitalized payments and costs (and expenses any unpaid guaranteed minimum royalties) when, based on the Company's estimate, future revenues will not be sufficient to recover such costs. As of June 30, 1997, the Company had prepaid royalties and capitalized development costs of approximately $10 million. If the Company were required to write off a material portion of its prepaid royalties or capitalized development costs, the Company's results of operations would be adversely affected.

           Discounts, Allowances and Returns; Inventory Management. At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, and other customer accommodations that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the titles and other factors. For the six months ended June 30, 1997 and 1996, respectively, provisions of approximately $2.0 and $2.1 million were taken against gross sales, and the Company's aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts for these periods were approximately $4.2 and $4.3 million, respectively.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:


                                   THREE MONTHS   SIX MONTHS ENDED
                                  ENDED JUNE 30,      JUNE 30,
                                  -------------    -------------
                                  1997    1996     1997    1996
                                  -----   -----    -----   -----
Domestic sales                     86.3%   68.7%    73.2%   69.4%
Foreign sales                      13.7    31.3     26.8    30.6
                                  -----   -----    -----   -----
Net sales                         100.0%  100.0%   100.0%  100.0%
Costs and expenses:
   Cost of sales                   53.0    60.3     57.0    59.2
   Royalties                       15.8    15.2     14.4    16.3
   Product development              2.5     2.7      2.1     2.9
   Project abandonment              1.2     1.0      1.2     1.3
   Selling                          8.2     6.5      7.4     7.1
   General and administrative      10.9     7.6     10.4     9.5
   Operating interest               0.6     1.8      0.6     1.7
                                  -----   -----    -----   -----
Total costs and expenses           92.2    95.1     93.1    98.0
                                  -----   -----    -----   -----
Income from operations              7.8     4.9      6.9     2.0
Interest income (expense), net      0.8    (0.7)     0.5    (0.8)
                                  -----   -----    -----   -----
Income before income taxes          8.6     4.2      7.4     1.2
                                  -----   -----    -----   -----
Net income                          8.1%    4.2%     7.1%    1.2%
                                  =====   =====    =====   =====


           The following table sets forth, for the three months and six months ended June 30, 1997 and 1996, the titles released during such periods for the Platforms indicated:


                    THREE MONTHS ENDED   SIX MONTHS ENDED
                         JUNE 30,            JUNE 30,
                     ----------------    ----------------
                      1997      1996      1997      1996
                     ------    ------    ------    ------
PC CD-Rom               1        __         1        __
Saturn                 __         1        __         1
PlayStation             3        __         4         1
SNES                   __         3         5         3
Genesis                __         1         2         1
Game Boy                4         3         5         5
                       --        --        --        --
          Total         8         8        17        11
                       ==        ==        ==        ==

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997, TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996

           The Company's net sales increased 1.5% to $12,265,000 in the three months ended June 30, 1997, from $12,087,000 in the same period of 1996. For the three months ended June 30, 1997, net sales of the Company's WCW Vs the World and K-1 Arena Fighters for the Sony PlayStation, and the Company's Disney Game Boy re-releases ( Aladdin, Duck Tales, The Jungle Book, and The Lion King) were $4,185,000 (34.1% of the net sales), $1,627,000 (13.3% of net sales), and
$2,157,000 (17.6% of net sales), respectively. In the second quarter of 1996, net sales of products based on the Company's Olympic Summer Games, Toy Story, and BASS Masters Classic licenses were $5,556,000 (46% of net sales), $2,341,000 (19% of net sales), and $1,897,000 (16% of net sales), respectively. Due to the higher sales volume of 32-bit products (which generally have more favorable gross margins) in the current period the Company experienced higher gross margins of 47.0% versus 39.7%.

           The Company's net sales increased 29.1% to $24,104,000 in the six months ended June 30, 1997, from $18,670,000 in the same period of 1996, as a result of both an increase in the number of new titles shipped, and an increase in unit volumes for newly released titles. Cost of sales for the six months ended June 30, 1997 decreased as a percentage of net sales to 57.0% from 59.2% in the same period of 1996, primarily as a result of the increase in 32-bit product sales.

           Foreign net sales grew to $6,461,000 in the six months ended June 30, 1997, from $5,719,000 in the same period of 1996, but decreased as a percentage of net sales to 26.8% from 30.6% because the Company's WCW Vs the World and K-1 Arena Fighters titles were shipped only in the United States. These products are scheduled to ship in foreign markets in the third and fourth quarters of 1997. Foreign net sales decreased in dollar terms to $1,685,000 from $3,786,000 and as a percentage of net sales to 13.7% from 31.3% in the three months ended June 30, 1997 and 1996, respectively. These decreases are the result of both WCW Vs the World and K-1 titles not being released until later in the year and of significant 1996 sales for the Company's Olympics Summer Games titles in foreign markets.

           Royalty expense as a percentage of net sales increased to 15.8% for the three months ended June 30, 1997 from 15.2% for 1996, as a result of the increase in sales volume along with a change in the product mix from 1996 to 1997. Royalties decreased as a percentage of net sales for the six months ended June 30, 1997 to 14.4%, from 16.3% for the same period of 1996, because in 1997 royalties relating to certain distribution agreements were included in cost of sales rather than in royalty expense.

            For the three months and six months ended June 30, 1997, selling expenses increased by $227,000 and $462,000, respectively, compared to the same periods of 1996, as a result of increased marketing efforts for new titles and an increase in retail cooperative advertising.

           General and administrative expenses for the three months and six months ended June 30, 1997, increased both in dollar terms and as a percentage of net sales over the comparable periods of 1996. This increase was due in part to increased warehousing and personnel costs in 1997 (as a result of the increased sales volume over the same periods in 1996) and an increase in shareholder relations costs.

           Operating interest, which consists of interest and fees paid to the Company's bank and fees paid to other issuers of letters of credit, decreased as a percentage of net sales to 0.6% for the three months and six months ended June 30, 1997, from 1.8% and 1.7%, respectively, of net sales for the same periods of 1996. The decline is a result of a more beneficial banking arrangement (See " -- Credit Facilities") and the use of funds generated by The Company's common stock offering which was completed on February 14, 1997. See " -- Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company must generally open letters of credit in their favor. As of June 30, 1997, the Company had obligations with respect to future guaranteed minimum royalties of $7,280,000, substantially all of which were payable within the subsequent twelve months. As of June 30, 1997, the Company had obligations with respect to open letters of credit of $2,845,000.

           Accounts receivable and inventory decreased from December 31, 1996 to June 30, 1997 as a result of both seasonal factors and the Company's aggressive receivables and inventory management. Prepaid and deferred royalties and Software development costs increased from December 31, 1996 as a result of the Company entering into several new contracts for both intellectual properties and new product development (See " -- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs."). Since the Company records the entire amount of a contract at its inception, accrued royalties has also increased significantly from December 31, 1996. The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the proceeds from its recently completed common stock offering, together with funds provided by operations and funds available under the Company's revolving credit facility with Imperial Bank, will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1998. However, to the extent accounts receivable, inventories and guarantees and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations. The Company does not anticipate making material additional capital expenditures in 1997.

           For the six months ended June 30, 1997, the Company's net cash provided by operating activities was $6,470,000, compared to $789,000 for the same period in 1996, primarily as a result of an increase in net income plus collections of receivables.

           For the six months ended June 30, 1997, the Company's net cash used in investing activities was $440,000 (primarily as a result of the installation of an upgraded computer network and accounting software package), compared to $134,000 for the corresponding period in 1996.

           For the six months ended June 30, 1997, the Company's net cash provided by financing activities was $6,451,000, compared to $185,000 for the same period in 1996. As a result of the receipt of the proceeds from the public offering of 1,725,000 shares of the Company's common stock in 1997, less repayment of advances from the bank.

           Credit Facilities. In July 1996, the Company terminated its factoring and credit agreement and entered into a new financing and banking arrangement with Imperial Bank (the "Imperial Agreement"). The Imperial Agreement matures on August 29, 1997, subject to earlier termination. The Company and Imperial Bank are currently negotiating the terms of an extension to the agreement. As of June 30, 1997, the Company had no advances under the Imperial Agreement and open letters of credit from Imperial Bank of $2,845,000.

           The Company has also entered into agreements with two additional lenders (the "North American Lender" and the "European Lender") pursuant to which such lenders have agreed to issue letters of credit ("L/Cs") on the Company's behalf to the Manufacturers for the purchase of products for the Company's North American operations (up to a maximum of $5,000,000) and the Company's European operations (up to a maximum of $2,500,000), respectively. As of June 30, 1997, there were no open letters of credit issued by the North American or the European lender.

           Public Offering. For information concerning the offering of common stock by the Company in February and March 1997, see note 3 of Notes to Consolidated Financial Statements.

Part II - Other Information


Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Shareholders on June 24, 1997 and was continued on July 22, 1997. The following matters were voted upon:

             1.      Six directors were elected:


                          Votes                  Votes        Votes
                           For                  Against      Withheld
                         ---------              -------      --------
Brian J. Farrell         5,999,306                0           54,633
Lawrence Burstein        6,001,705                0           52,234
L. Michael Haller        6,001,372                0           52,567
Bruce Jagid              6,001,372                0           52,567
Jeffrey C. Lapin         6,001,705                0           52,234
James L. Whims           6,001,705                0           52,234


             2. A proposal to change the state of incorporation of the Company from New York to Delaware was approved by a vote of 4,505,474 for, 221,131 against, and 45,396 withheld.

             3.  A proposal to adopt the Company's 1997 Stock
             Option Plan, which would provide for up to 650,000 shares of common stock to be available for option grants to employees of the Company and others, was ratified by a vote of 3,721,950 for, 601,953 against, and 87,664 withheld.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)       Exhibits.

                       Exhibit 3.1 Articles of Incorporation (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33-35582-NY) of Trinity, and incorporated herein by reference. Amendments made to documents since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, and are incorporated
                                        herein by reference)

                       Exhibit 3.2 Bylaws, as amended (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33-35582-NY) of Trinity, and incorporated herein by reference. Amendments made to documents since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, and are incorporated
                                        herein by reference)


                       Exhibit 11

                                        Statement Regarding Computation of Per
                                        Share Earnings

                       Exhibit 27       Financial Data Schedule.

             (b) Reports on Form 8-K On May 6, 1997, the Company filed a Current Report on Form 8-K/A (reporting under Item 7 of Form 8-K), for the purpose of correcting the Company's concentration of customer base, amending the Current Report on Form 8-K filed by the Company on March 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 12, 1997            THQ, INC.

                                      By: /s/  Brian J. Farrell
                                         -----------------------------------
                                      Brian J. Farrell
                                      President and Chief
                                      Executive Officer


                                      THQ, INC.

                                      By: /s/ Deborah A. Lake
                                         -----------------------------------
                                      Deborah A. Lake
                                      Vice President Finance
                                      and Administration
                                      Principal Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 12, 1997            THQ, INC.

                                      By:/S/ Brian J. Farrell
                                         -----------------------------------
                                      Brian J. Farrell
                                      President and Chief
                                      Executive Officer


                                      THQ, INC.

                                      By:/s/ Deborah A. Lake
                                         -----------------------------------
                                      Deborah A. Lake
                                      Vice President Finance
                                      and Administration
                                      Principal Accounting Officer