Form 10-Q
period 1997-09-30
THQ INC
filed 1997-11-13
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813

                                    THQ, INC.
             (Exact Name of Registrant as Specified in Its Charter)


            New York                                            13-3541686
 --------------------------------                          --------------------
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

Common stock, $0.0001 par value: 6,657,428 shares (as of November 11, 1997).

                           THQ, INC. AND SUBSIDIARIES

                                      INDEX



Part I - Financial Information                                             Page
------------------------------                                             ----
Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996                  3

               Consolidated Statements of Operations -
                  for the Three Months and Nine Months Ended
                  September 30, 1997 and 1996                               4


               Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 1997 and
                  the Year Ended December 31, 1996                          5

               Consolidated Statements of Cash Flows -
                  for the Nine Months Ended September 30, 1997 and 1996     6

               Notes to Consolidated Financial Statements                   8

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11


Part II - Other Information


Item 6.        Exhibits and Reports on Form 8-K                            17

Signatures                                                                 19

Part I - Financial Information

Item 1. Financial Statements.

                           THQ, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                      1997               1996
                                                                 -------------      -------------
                                                                  (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $ 12,578,000       $  2,734,000
   Accounts receivable - net                                         12,778,000         14,186,000
   Inventory                                                          1,324,000          1,013,000
   Prepaid and deferred royalties                                     5,566,000            717,000
   Software development costs                                         7,266,000          2,329,000
   Prepaid expenses and other current assets                            759,000            485,000
                                                                   ------------       ------------
          Total current assets                                       40,271,000         21,464,000
Equipment - net                                                       1,007,000            581,000
Other long-term assets                                                  661,000            795,000
                                                                   ============       ============
       TOTAL ASSETS                                                $ 41,939,000       $ 22,840,000
                                                                   ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  7,277,000       $  3,304,000
  Accrued royalties                                                   8,089,000          3,133,000
  Accrued income taxes                                                  427,000               --
  Advance from bank                                                        --            5,355,000
                                                                   ------------       ------------
           Total current liabilities                                 15,793,000         11,792,000
Commitments and contingencies                                              --                 --
Shareholders' equity:
  Common stock, par value $.0001, 100,000,000 shares
authorized;
    6,620,834 shares and 4,739,883 shares issued and
outstanding as
    of September 30, 1997 and December 31, 1996, respectively             4,000              4,000
  Additional paid-in capital                                         46,805,000         34,558,000
  Cumulative foreign currency translation adjustment                   (343,000)           (52,000)
  Accumulated deficit                                               (20,320,000)       (23,462,000)
                                                                   ------------       ------------
         Total shareholders' equity                                  26,146,000         11,048,000
                                                                   ------------       ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 41,939,000       $ 22,840,000
                                                                   ============       ============



                 See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                          -----------------------------       -----------------------------
                                              1997             1996             1997             1996
                                          -----------      ------------       -----------      ------------
Net sales                                 $16,355,000      $ 11,102,000       $40,459,000      $ 29,772,000
                                          -----------      ------------       -----------      ------------
Costs and expenses:
  Cost of sales                             8,906,000         5,737,000        22,651,000        16,783,000
  Royalties                                 2,389,000         2,045,000         5,872,000         5,084,000
  Product development                         283,000           226,000           779,000           767,000
  Project abandonment                         150,000           125,000           450,000           375,000
  Selling                                   1,360,000           987,000         3,139,000         2,304,000
  General and administrative                1,596,000           999,000         4,107,000         2,764,000
  Operating interest                           31,000           271,000           168,000           589,000
                                          -----------      ------------       -----------      ------------
Total costs and expenses                   14,715,000        10,390,000        37,166,000        28,666,000
                                          -----------      ------------       -----------      ------------
Income from operations                      1,640,000           712,000         3,293,000         1,106,000
Interest income (expense), net                198,000           (60,000)          329,000          (215,000)
                                          -----------      ------------       -----------      ------------
Income before income taxes                  1,838,000           652,000         3,622,000           891,000
Provision for income taxes                    410,000              --             480,000             4,000
                                          -----------      ------------       -----------      ------------
Net income                                $ 1,428,000      $    652,000       $ 3,142,000      $    887,000
                                          ===========      ============       ===========      ============

Net income per share                      $      0.20      $       0.13       $      0.46      $       0.19
                                          ===========      ============       ===========      ============

Shares used in per share calculation        7,184,000         4,992,000         6,761,000         4,684,000
                                          ===========      ============       ===========      ============


                 See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                       Cumulative
                                                                                         Foreign        Retained
                                                                         Additional     Currency        Earnings
                                       Preferred   Common      Common     Paid-in      Translation    (Accumulated
                                         Stock     Stock       Amount     Capital      Adjustment       Deficit)          Total
                                       ---------   -------     --------  ---------    -------------   ------------     ------------
Balance at January 1, 1996                 325     4,217,391     $4,000   $33,317,000    $(360,000)    $(25,363,000)   $  7,598,000
Exercise of warrants and options          --         272,115       --         712,000         --               --           712,000
Conversion of preferred stock to
  common stock                            (325)      127,717       --            --           --               --              --
Issuance of common stock                  --         122,660       --         529,000         --               --           529,000
Net income                                --            --         --            --           --          1,901,000       1,901,000
Foreign currency translation adjustment   --            --         --            --        308,000             --           308,000
                                          ----     ---------     ------   -----------    ---------     ------------    ------------
Balance at December 31, 1996              --       4,739,883      4,000    34,558,000      (52,000)     (23,462,000)     11,048,000
Issuance of common stock for cash         --       1,725,000       --      11,708,000         --               --        11,708,000
Exercise of options and warrants          --         155,951       --         539,000         --               --           539,000
Net income                                --            --         --            --           --          3,142,000       3,142,000
Foreign currency translation adjustment   --            --         --            --       (291,000)            --          (291,000)
                                          ----     ---------     ------   -----------    ---------     ------------    ------------
Balance at September 30, 1997
  (unaudited)                             --       6,620,834     $4,000   $46,805,000    $(343,000)    $(20,320,000)   $ 26,146,000
                                          ====     =========     ======   ===========    =========     ============    ============


                See notes to consolidated financial statements.

                           THQ, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                ------------------------------
                                                                    1997                1996
                                                                ------------       -----------
Cash flows from operating activities:
Net income                                                      $  3,142,000       $   887,000
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
    Depreciation and amortization                                    355,000           176,000
    Provision for doubtful accounts, discounts and returns         3,576,000         3,282,000
 Changes in operating assets and liabilities:
    Accounts receivable                                               74,000        (2,696,000)
    Inventory                                                       (346,000)         (868,000)
    Prepaid and deferred royalties and
        Software development costs                                (3,230,000)        1,922,000
    Prepaid and deferred taxes                                          --             (19,000)
    Prepaid expenses and other current assets                       (287,000)         (290,000)
    Accounts payable and accrued expenses                          4,026,000           (58,000)
    Accrued income taxes                                             417,000              --
    Accrued royalties                                             (1,601,000)         (348,000)
    Accrued returns and allowances                                (2,395,000)       (3,132,000)
                                                                ------------       -----------
Net cash provided by (used in) operating activities                3,731,000        (1,144,000)
Cash flows used in investing activities:
    Long-term assets                                                    --            (501,000)
    Acquisition of equipment                                        (649,000)         (267,000)
                                                                ------------       -----------
Net cash used in investing activities                               (649,000)         (768,000)

Cash flows from financing activities:
    Advance from bank                                                   --           1,478,000
    Repayment of advance from bank                                (5,355,000)             --
    Net proceeds from issuance of common stock                    11,708,000              --
    Proceeds from exercise of options and warrants                   539,000           606,000
                                                                ------------       -----------
Net cash provided by financing activities                          6,892,000         2,084,000

Effect of exchange rate changes on cash                             (130,000)          (23,000)
                                                                ------------       -----------

Net increase in cash                                               9,844,000           149,000
Cash and cash equivalents - beginning of period                    2,734,000         1,895,000
                                                                ============       ===========
Cash and cash equivalents - end of period                       $ 12,578,000       $ 2,044,000
                                                                ============       ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                    $     37,000       $      --
                                                                ============       ===========
Cash paid during the period for interest                        $     47,000       $   260,000
                                                                ============       ===========

                 See notes to consolidated financial statements.
                                   (continued)

Non-cash Transaction:

         On July 1, 1996 the Company issued 70,000 shares of the Company's common stock, $.0001 par value, (the "Common Stock") in lieu of cash to a consultant of the Company. This transaction resulted in a reduction in accounts payable and accrued expenses and a like increase in additional paid in capital in the amount of $229,000, the fair value of the stock issued on the date of issuance. Also on July 1, 1996, the Company issued 52,660 shares of Common Stock as part of the purchase price for a 25% interest in Inland Productions, Inc., increasing other long-term assets and additional paid-in capital by $300,000.




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

        In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any interim period.

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

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to its financial statements.


2.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at September 30, 1997 and December 31, 1996 are composed of the following:

                                                 September 30,        December 31,
                                                      1997                1996
                                                 -------------       -------------
Accounts receivable - domestic                   $ 16,047,000       $ 13,428,000
Other accounts receivable - foreign                 1,702,000          5,004,000
Other receivables                                     385,000            112,000
Allowance for foreign doubtful accounts            (1,171,000)        (1,294,000)
Allowance for foreign discounts and returns          (271,000)          (292,000)
Allowance for domestic doubtful accounts,
  Discounts and returns                            (3,914,000)        (2,772,000)
                                                 ------------       ------------
Accounts receivable - net                        $ 12,778,000       $ 14,186,000
                                                 ============       ============

3.      LINE OF CREDIT

        On September 22, 1997, the Company entered into an agreement for a larger and lower cost banking facility with Imperial Bank. The new bank credit agreement is designed to mirror the seasonal trends of the Company's business, providing advances under the credit line of up to $23 million during the Company's peak selling season, and up to $12 million outside of the peak season. The former agreement provided for advances of up to $9 million based on a formula of accounts receivable and inventory. Although the agreement contains certain covenants regarding financial and other matters, the Company's borrowings are no longer restricted to a formula based on receivables and inventory. Interest on the outstanding balance is payable at Imperial Bank's prime rate.

4.      CAPITAL STOCK TRANSACTIONS

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


5.      INCOME TAXES

        Net Operating Loss Carryforwards. At December 31, 1996, for federal income tax purposes the Company had reported approximately $16.9 million of NOL carryforwards incurred since 1993. The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997), such amount is estimated to be approximately $2,225,000 per year.


6.      STOCK OPTIONS

        On June 24, 1997 the shareholders approved the Board of Directors proposal for an additional stock option plan, (the "1997 Option Plan") which provides for the issuance of up to 650,000 shares available for employees, consultants and non-employee directors. Stock options granted under the 1997 Option Plan may be incentive stock options under the requirements of the Internal Revenue Code, or may be nonstatutory stock options which do not meet such requirements. Options may be granted under the 1997 Option Plan to, in the case of incentive stock options, all employees (including officers) of the Company; or, in the case of nonstatutory stock options, all employees (including officers) or non-employee directors of the Company. On August 18, 1997 the Company granted approximately 184,000 shares to employees at a fair market value of $9.75.

                        ---------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company develops, publishes and distributes interactive entertainment software ("Software") for the market dominant hardware platforms ("Platforms") sold by Nintendo, Sega and Sony (the "Manufacturers"), and for personal computers ("PC"). For the nine months ended September 30, 1997, sales of Nintendo Software constituted 60% of the Company's net sales, Sega Software sales were 11%, and the remaining 29% were derived from sales of Sony PlayStation titles. For the nine months ended September 30, 1997, PC sales constituted less than one percent of sales.

        Although there remains a large installed base of 16-bit Platforms, the Company believes that growth in the Software market will be derived principally from games developed for the more advanced Platforms. Accordingly, the Company is devoting an increasing portion of its resources to the development of titles for 32-bit and 64-bit Platforms and PCs. In the nine months ended September 30, 1997 and 1996, respectively, 29% and 11% of the Company's net sales consisted of 32-bit titles. There were no sales of 64-bit titles in either period.

        The Company's business cycle generally commences with the securing of a license to publish one or more titles based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts ("Property" or "Properties") that have high public visibility or recognition or that reflect the trends of popular culture. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After securing a Property, the Company commences Software development for the title. Upon completion of development and approval of the title by the Manufacturer, the Company orders products from, and generally causes a letter of credit to be opened in favor of, the Manufacturer.

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

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its prepaid royalties, and capitalizes Software development costs upon the establishment of technological feasibility of the title under development. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. The Company analyzes such capitalized costs quarterly and writes off as project abandonment losses those capitalized payments and costs (and expenses any unpaid guaranteed minimum royalties) when, based on the Company's estimate, future revenues will not be sufficient to recover such costs. As of September 30, 1997, the Company had prepaid royalties and capitalized development costs of approximately $12.8 million. If the Company were required to write off a material portion of its prepaid royalties or capitalized development costs, the Company's results of operations would be adversely affected.

        Discounts, Allowances and Returns; Inventory Management. At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, and other customer accommodations that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the titles and other factors. For the nine months ended September 30, 1997 and 1996, respectively, provisions of approximately $4.7 and $3.3 million were taken against gross sales, and the Company's aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts for these periods were approximately $5.4 and $4.6 million, respectively.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:

                                         Three Months            Nine Months
                                            Ended                    Ended
                                        September 30,           September 30,
                                     ---------------------     -----------------
                                       1997        1996         1997        1996
                                      -----       -----        -----       -----
Domestic sales                         95.3%       83.9%        82.1%       74.8%
Foreign sales                           4.7        16.1         17.9        25.2
                                      -----       -----        -----       -----
Net sales                             100.0%      100.0%       100.0%      100.0%
Costs and expenses:
   Cost of sales                       54.5        51.7         56.0        56.4
   Royalties                           14.6        18.4         14.5        17.1
   Product development                  1.7         2.0          1.9         2.6
   Project abandonment                  0.9         1.1          1.1         1.3
   Selling                              8.3         8.9          7.8         7.7
   General and administrative           9.8         9.0         10.2         9.2
   Operating interest                   0.2         2.5          0.4         2.0
                                      -----       -----        -----       -----
Total costs and expenses               90.0        93.6         91.9        96.3
                                      -----       -----        -----       -----
Income from operations                 10.0         6.4          8.1         3.7
Interest income (expense), net          1.2        (0.5)         0.8        (0.7)
                                      -----       -----        -----       -----
Income before income taxes             11.2         5.9          8.9         3.0
                                      =====       =====        =====       =====
Net income                              8.7%        5.9%         7.8%        3.0%
                                      =====       =====        =====       =====


        The following table sets forth, for the three months and nine months ended September 30, 1997 and 1996, the titles released during such periods for the Platforms indicated:

                        Three Months Ended  Nine Months Ended
                          September 30,       September 30,
                       ----------------      ----------------
                         1997     1996        1997      1996
                       --------  ------      ------    ------
         PC CD-Rom        --      --           1        --
         Saturn           --       2          --         3
         PlayStation       1       2           5         3
         SNES              1       3           6         6
         Genesis           1       1           3         2
         Game Boy          1       2           6         7
                          --      --          --        --

         Total             4      10          21        21
                          ==      ==          ==        ==

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997, TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

        The Company's net sales increased 47.3% to $16,355,000 in the three months ended September 30, 1997, from $11,102,000 in the same period of 1996, as a result of higher unit sales per title shipped and increased demand for previously released titles. For the three months ended September 30, 1997, net sales of the Company's Madden NFL 98 for the Sega Genesis, Disney Game Boy re-releases ( Aladdin, Duck Tales, The Jungle Book, and The Lion King) and WCW Vs the World for the Sony PlayStation, were $3,717,000 (22.7% of net sales), $2,330,000 (14.2% of net sales), $1,700,000 (10.4% of net sales), respectively.
In the third quarter of 1996, net sales of products based on the Company's Disney's Toy Story, Alone in the Dark, and PGA European Tour licenses were $1,723,000 (15.5% of net sales), $1,537,000 (13.8% of net sales), and $1,480,000
(13.3% of net sales), respectively. Due to the higher sales volume of cartridge based products (which generally have less favorable gross margins) in the current period the Company experienced lower gross margins of 45.5% versus 48.3%.

        The Company's net sales increased 35.9% to $40,459,000 in the nine months ended September 30, 1997, from $29,772,000 in the same period of 1996, as a result of an increase in unit volumes for newly released titles and continued support for previously released titles. Cost of sales for the nine months ended September 30, 1997 decreased as a percentage of net sales to 56.0% from 56.4% in the same period of 1996, primarily as a result of the increase in 32-bit product sales.

        Foreign net sales decreased slightly to $7,236,000 in the nine months ended September 30, 1997, from $7,508,000 in the same period of 1996, and decreased as a percentage of net sales to 17.9% from 25.2% because the Company's Madden NFL 98 and WCW Vs the World titles were shipped only in the United States. WCW Vs the World is scheduled to ship in foreign markets in the fourth quarter of 1997. Foreign net sales decreased in dollar terms to $775,000 from $1,789,000 and as a percentage of net sales to 4.7% from 16.1% in the three months ended September 30, 1997 and 1996, respectively. These decreases are the result of significant sales of the Company's PGA European Tour and Olympics Summer Games titles in foreign markets during 1996.

        Royalty expense as a percentage of net sales decreased in the three and nine months ended September 30, 1997 to 14.6% and 14.5% from 18.4% and 17.1%, respectively, for the same periods of 1996. The decrease was due in part to 1997 royalties relating to certain distribution agreements having been included in cost of sales rather than in royalty expense. Additionally, a significant portion of 1997 sales were comprised of cartridge based products, which generally have lower royalty rates.

         For the three months and nine months ended September 30, 1997, selling expenses increased by $373,000 and $835,000, respectively, compared to the same periods of 1996, as a result of increased marketing efforts for new titles and an increase in retail cooperative advertising.

        General and administrative expenses for the three months and nine months ended September 30, 1997, increased both in dollar terms and as a percentage of net sales over the comparable periods of 1996. This increase was due in part to increased warehousing and personnel costs in 1997 (as a result of the increased sales volume over the same periods in 1996) and an increase in shareholder relations costs.

        Operating interest, which consists of interest and fees paid to the Company's bank and fees paid to other issuers of letters of credit, decreased as a percentage of net sales to 0.2% and 0.4% for the three months and nine months ended September 30, 1997, from 2.5% and 2.0%, respectively, of net sales for the same periods of 1996. The decline is a result of a more beneficial banking arrangement (See "-- Credit Facilities") and the use of funds generated by the Company's common stock offering which was completed on February 14, 1997. See "-- Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company must generally open letters of credit in their favor. As of September 30, 1997, the Company had obligations with respect to future guaranteed minimum royalties of $8,089,000, substantially all of which were payable within the subsequent twelve months. As of September 30, 1997, the Company had obligations with respect to open letters of credit of $7,069,000.

        Due to seasonal factors, accounts receivable decreased and inventory increased slightly from December 31, 1996 to September 30, 1997. Prepaid and deferred royalties and Software development costs increased from December 31, 1996 as a result of the Company entering into several new contracts for both intellectual properties and new product development (See "--Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs."). Since the Company records the entire amount of a contract at its inception, accrued royalties has also increased significantly from December 31, 1996. Accounts payable and accrued expenses increased significantly from December 31, 1996 as a result of the timing of large product receipts in the last days of the period. The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the proceeds from its recently completed common stock offering, together with funds provided by operations and funds available under the Company's revolving credit facility with its bank, will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1998. However, to the extent accounts receivable, inventories and guaranteed and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations. The Company does not anticipate making material additional capital expenditures in 1997.

        For the nine months ended September 30, 1997, the Company's net cash provided by operating activities was $3,731,000, compared to $1,144,000 used in operating activities for the same period in 1996, primarily as a result of an increase in net income plus an increase in accounts payable and accrued expenses. Such increases were offset in part by reductions in prepaid and deferred royalties and Software development costs and accrued royalties.

        For the nine months ended September 30, 1997, the Company's net cash used in investing activities was $649,000 (primarily as a result of the installation of an upgraded computer network and accounting software package), compared to $768,000 for the corresponding period in 1996.

        For the nine months ended September 30, 1997, the Company's net cash provided by financing activities was $6,892,000 compared to $2,084,000 for the same period in 1996. This is primarily as a result of the receipt of the proceeds from the public offering of 1,725,000 shares of the Company's common stock in 1997, less repayment of advances from the bank.

        Credit Facilities. In September 1997, the Company entered into a new financing and banking arrangement with Imperial Bank (the "Imperial Agreement"). The Imperial Agreement matures on June 30, 1998, subject to earlier termination. As of September 30, 1997, the Company had no advances under the Imperial Agreement and open letters of credit from Imperial Bank of $7,069,000.

        The Company has also entered into agreements with two additional lenders (the "North American Lender" and the "European Lender") pursuant to which such lenders have agreed to issue letters of credit ("L/Cs") on the Company's behalf to the Manufacturers for the purchase of products for the Company's North American operations (up to a maximum of $5,000,000) and the Company's European operations (up to a maximum of $2,500,000), respectively. As of September 30, 1997, there were no open letters of credit issued by the North American or the European lender.

        Public Offering. For information concerning the offering of common stock by the Company in February and March 1997, see note 4 of Notes to Consolidated Financial Statements.


                   -------------------------------------------

Part II - Other Information


Item 1.        Litigation.

                      Studio e Litigation. On January 13, 1997, a complaint was
               filed in Illinois state court by Studio e, Inc. ("Studio e"), a video game Software development company, against Inland Productions, Inc. ("Inland"), its two principals and the Company. The Company acquired 25% of Inland in June 1996. On March 12, 1997, the Company filed an answer to the complaint denying all allegations asserted against the Company and also filed a counterclaim against Studio e. On September 29, 1997, the Company announced that the lawsuits and countersuits among the parties had been settled. The Company will have no financial liability or obligations under the settlement agreement. In addition, no party admitted any wrong doing with respect to the claims and counter claims contained in the suits.

Item 4.        Submission of Matters to a Vote of Security Holders.

                      The Company held its Annual Meeting of Shareholders on
               June 24, 1997 which was continued on July 22, 1997. Information concerning the Annual Meeting is set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. The Company plans to complete its reincorporation from New York to Delaware early in the fourth quarter of 1997.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits.

                      Exhibit 3.1 Articles of Incorporation (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33-35582-NY) of Trinity, and incorporated herein by reference. Amendments made to documents since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, and are incorporated herein by reference)

                      Exhibit 3.2   Bylaws, as amended (Filed as an exhibit
                                    to Registration Statement on Form S-18 (File
                                    No. 33-35582-NY) of Trinity, and
                                    incorporated herein by reference. Amendments made to documents since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, and are incorporated herein by reference)

                      Exhibit 10 Imperial Bank Line of Credit Agreement dated September 22, 1997

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

Dated:  November 13, 1997              THQ, INC.

                                       By: /s/  Brian J. Farrell
                                          ---------------------------------
                                          Brian J. Farrell
                                          President and Chief
                                          Executive Officer


                                       THQ, INC.

                                       By: /s/ Fred Gysi
                                          ---------------------------------
                                         Fred Gysi
                                         Vice President Finance
                                         and Administration
                                         Principal Accounting Officer