Form 10-K405
period 1997-12-31
THQ INC
filed 1998-03-30
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  -------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-18813

                                    THQ INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              --------------------

             DELAWARE                                          13-3541686
  (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

    5016 NORTH PARKWAY CALABASAS
            CALABASAS, CA                                        91302
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 591-1310
                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

      As of March 20, 1998, approximately 6,888,560 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $144,187,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the THQ Inc. 1998 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year (incorporated into Part
III).

                                    THQ INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1997

                               ITEMS IN FORM 10-K

                                                                            Page
                                                                            ----
Facing page

Part I

      Item 1.     Business.                                                    1
      Item 2.     Properties.                                                 13
      Item 3.     Legal Proceedings.                                          13
      Item 4.     Submission of Matters to a Vote of Security Holders.        13

Part II

      Item 5.     Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                        14
      Item 6.     Selected Financial Data.                                    15
      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                        17
      Item 8.     Financial Statements and Supplementary Data.                25
      Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                        26

Part III

      Item 10.    Directors and Executive Officers of the Registrant.         26
      Item 11.    Executive Compensation.                                     26
      Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management.                                                 26
      Item 13.    Certain Relationships and Related Transactions.             26


Part IV

      Item 14.    Exhibits, Financial Statement Schedule and Reports on
                  Form 8-K.                                                   27

Signatures                                                                    31

      The Annual Report of THQ Inc. (the "Company") on Form 10-K contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management with respect to the matters discussed in this Report. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in the Company's report on Form 8-K, filed on March 30, 1998 with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

         INTRODUCTION

         THQ Inc. (the "Company") develops, publishes and distributes interactive entertainment software ("Software") for the various hardware platforms ("Platform") that collectively dominate the home video game market. The Company historically has published titles for all major dedicated Platforms manufactured by Sony, Sega and Nintendo (the "Manufacturers"), and multimedia personal computers. The Company currently publishes titles for Platforms manufactured by Sony, Nintendo and multimedia personal computers. Current products published by the Company are in most interactive Software genres, including action, adventure, arcade, fighting, driving, strategy, simulation and sports. The Company's principal customers include Toys "R" Us, Wal-Mart, Kay Bee Toys and Target, other national and regional retailers, discount store chains and specialty retailers.

         The Company's titles are developed both internally and under contract with independent developers, and are typically based on properties licensed from third parties. The Company continually seeks to identify and exploit for development, titles based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts ("Properties") that have high public visibility or recognition or that reflect the trends of popular culture. Other than titles that the Company may release on CD-ROM for use on multimedia personal computers ("PCs"), all of the Company's products consist of cartridges and CD-ROMs manufactured for the Company by the Manufacturers.

         The Company achieved a turnaround in 1995, reversing two years of significant losses. Under new leadership, the Company focused its product strategy, improved inventory management and reduced fixed costs. As a result, the Company's revenues increased from $13.3 million in 1994 to $33.3 million, $50.3 million and $89.4 million in 1995, 1996 and 1997, respectively.

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

         The first modern Platform was introduced by Nintendo in 1985 using "8-bit" technology. "8-bit" means that the central processing unit, or "chip," on which the Software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the Platforms and PCs. As the technology of the hardware has advanced, the Software designed for the Platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of CD-ROMs enables them to provide richer content and longer play. Currently, the non-portable Platforms being marketed are based primarily on 32-bit and 64-bit technology. Portable Platforms manufactured by the Manufacturers are less sophisticated technologically and do not require television monitors.

         The following table sets forth the year of release in the United States of each of the Manufacturers' Platforms for which the Company has published titles and the technology on which such Platforms are based:

                                 DATE OF U.S.
MANUFACTURER     PRODUCT NAME    INTRODUCTION     TECHNOLOGY
------------     ------------    ------------    ------------
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

BUSINESS STRATEGY

         The Company's objective is to become a leading provider of exciting, high-quality Software that appeals to a broad range of consumers for use on a variety of Platforms. The Company's business strategy is based on the following:

         - Developing a portfolio of games, primarily for use on advanced Platforms, based on Properties that are proprietary or are exclusively licensed to the Company ("Franchise" Properties). Franchise Properties allow the Company to release titles based on such Properties on a variety of hardware Platforms, to create sequels to such titles and to re-release such titles at secondary and tertiary price points in the future. The Company's exclusively licensed Properties currently consist of Viacom / Nickelodeon's Rugrats (exclusive console rights), BASS, Masters Classic, Turner's World Championship Wrestling (contract expires December 29, 1998, and allows the Company to continue to sell products on hand and in process at that date through June 29, 1999) and Brunswick World Tournament of Champions. Currently, the Company's proprietary products are Pax Imperia, Dead Unity, SpeedTribes and Vs.

         - Identifying and licensing titles originally developed by others primarily in foreign territories with proven or anticipated consumer acceptance and publishing localized versions for advanced Platforms for distribution in the United States and other countries. This strategy enables the Company to more fully participate in the market for advanced Platform games while limiting risk. In 1996, the Company commenced publishing and distributing for the next generation Platforms, Sony PlayStation, and Sega Saturn titles under license from foreign independent Software developers, primarily from Japan. In 1998, the Company expects to publish approximately 11 additional titles acquired in such manner, including The Granstream Saga, Quest 64,
         RedJack: Revenge of the Bretheren and Shao Lin.

         - Publishing high quality Software for the large installed base of the Game Boy Platform for so long as the Company believes there is a significant market for such titles. The Company believes that the relatively low cost of development of titles for this Platform and reduced competition in this market creates an opportunity to generate continuing sales and profits from this segment of the video game market. Examples of such titles published by the Company include Disney's Jungle Book and Disney's Lion King and Universal Studio's Jurassic Park Lost World. Licenses acquired for titles currently under development include Disney's Mulan and Disney's A Bug's Life. While the Company historically has published titles for the 16-bit Platforms, it does not intend to publish any new titles after the release of its last Super Nintendo title in March 1998.

         - Expanding its presence in foreign markets that demonstrate (through an increasing installed base of Platforms) the potential for commercial success of the Company's titles. To accomplish this strategy in 1997, the Company hired a new Vice President of International Sales to lead this initiative.

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

         To further its strategy of obtaining or creating Franchise Properties, the Company has enhanced its development abilities by making certain strategic acquisitions. In 1993, the Company acquired Black Pearl Software, Inc. ("Black Pearl"), an independent Software developer. In August 1996, the Company consummated the acquisition of Heliotrope Studios, Inc. and retained the services of that company's principals (the "Heliotrope Acquisition") in order to develop and publish Pax Imperia: Eminent Domain which was released in 1997 and to develop other strategy games for the PC market. (See " -- Software Design and Development.")

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

TITLES

         The Company has released an aggregate of 134 titles as of December 31, 1997, consisting of 42 SNES titles, 44 Game Boy titles, 13 Nintendo Entertainment System titles, 12 Genesis titles, 6 Game Gear titles, 3 Saturn titles, 11 PlayStation titles, 2 PC CD-ROM titles and 1 Nintendo 64 title. The Company continually seeks to acquire licenses to publish and distribute additional titles.

         The following tables set forth, for each Platform, the titles (i) released by the Company in 1997 and anticipated to be released in 1998, and (ii) the date of release (or anticipated release) of each title. There can be no assurance that each of the titles anticipated for release in 1998 will be released when scheduled, or at all.

                                                                      RELEASE
  TITLES RELEASED IN 1997          CATEGORY        PLATFORM            DATE
---------------------------        --------      ------------        ----------
Williams Arcade Greatest Hits       Arcade       Super Nintendo         1/97
                                                 Mega Drive             1/97
Williams Ms. Pacman                 Arcade       Super Nintendo         2/97
Williams NBA Hangtime               Arcade       Super Nintendo         2/97
                                                 Mega Drive             2/97
Super Return of the Jedi            Adventure    Super Nintendo         2/97
Super Empire Strikes Back           Adventure    Super Nintendo         2/97
WCW vs. the World                   Fighting     PlayStation            3/97
Disney's The Hunchback of Notre     Arcade       Game Boy               3/97
   Dame - Topsy Turvy Games
Strikepoint "Hex Mission"           Action       PC                     4/97
                                                 PlayStation            4/97
Tokyo Highway Battle                Racing       PlayStation            4/97
K-1 The Arena Fighters              Fighting     PlayStation            4/97
Disney's The Jungle Book            Adventure    Game Boy               6/97
Disney's Aladdin                    Adventure    Game Boy               6/97
Disney's The Lion King              Adventure    Game Boy               6/97
Disney's Ducktales                  Adventure    Game Boy               6/97
Disney's Hercules                   Adventure    Game Boy               7/97
Brunswick World Tournament of       Sports       Super Nintendo         8/97
   Champions
Bravo Air Race                      Racing       PlayStation            9/97
Madden NFL 98                       Sports       Sega Genesis           9/97
Timon & Pumbaa                      Arcade       Super Nintendo        10/97
Pax Imperia: Eminent Domain         Strategy     PC                    10/97
NHL 98                              Sports       Sega Genesis          10/97
Disney's The Lion King              Adventure    Super Nintendo        10/97
Disney's The Jungle Book            Adventure    Super Nintendo        10/97
WCW vs NWO: World Tour              Fighting     Nintendo 64           11/97
Ghost in the Shell                  Shooter      PlayStation           11/97
NBA Live 98                         Sports       Sega Genesis          11/97
Vs.                                 Fighting     PlayStation           12/97
Madden NFL 98                       Sports       Super Nintendo        12/97
Jurassic Park Lost World            Adventure    Game Boy              12/97
FIFA Road to World Cup 98           Sports       Game Boy              12/97

                                                                         ANTICIPATED
TITLES ANTICIPATED TO BE RELEASED                                          RELEASE
            IN 1998*                  CATEGORY          PLATFORM            DATE
---------------------------------    -----------       ----------         ---------
WCW Nitro**                           Fighting         PlayStation          1/98
Pax Imperia: Eminent Domain**         Strategy         Macintosh            1/98
Ray Tracers**                         Driving          PlayStation          2/98
NBA Live 98**                         Sports           Super Nintendo       3/98
Broken Sword Shadow of the            Adventure        PlayStation          3/98
   Templars**
World Cup 98                          Sports           Game Boy             Spring '98
Quest 64                              Adventure/       Nintendo 64          Spring '98
                                      Role Playing
The Granstream Saga                   Role Playing     PlayStation          Summer '98
BASS Masters Classic: Tournament      Simulation       PlayStation          Summer '98
   Edition                                             PC                   Summer '98
RedJack: Revenge of the Bretheren     Adventure        PC                   Summer '98
                                                       Macintosh
Disney's Mulan                        Adventure        Game Boy             Summer '98
Small Soldiers                        Adventure        Game Boy             Summer '98
Dead Unity                            Action           PlayStation          Summer '98
                                      Adventure        PC
Brunswick Circuit Pro Bowling         Sports           PlayStation          Summer '98
                                                       PC                   Summer '98
Shao Lin                              Fighting         PlayStation          Fall '98
SpeedTribes                           Action           PlayStation          Fall '98
                                                       PC                   Fall '98
WCW/NWO Live                          Fighting         Nintendo 64          Fall '98
WCW/ NWO Nitro                        Fighting         PC                   Fall '98
Disney's A Bug's Life                 Adventure        Game Boy             Fall '98
Yoda Stories                          Adventure        Game Boy             Fall '98
Rugrats                               Adventure        PlayStation          Fall '98
                                                       Game Boy             Fall '98

* Excludes titles the Company expects to release in 1998 but which have not yet been publicly announced.

** Title released as of March 29, 1998.

INTELLECTUAL PROPERTY LICENSES

         The Company's strategy includes the creation of exciting games based on licensed Properties that have attained a high level of consumer recognition or acceptance. The Company believes it enjoys excellent relationships with a number of licensors, including Disney, Viacom / Nickelodeon and Lucas Arts.

         The Company pays royalties to its Property licensors that generally range from 5% to 12% of the Company's net sales of the title. The Company must typically pay minimum guaranteed royalties over the license term and advance payments against such guarantees. License fees tend to be higher for Properties with proven popularity and less perceived risk of commercial failure. To the extent competition intensifies for licenses of highly desirable Properties, the Company may encounter difficulty in obtaining these licenses. (See " -- Competition.") Licenses typically extend for two to three years, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and there can be no assurance that the Company and the licensor will reach agreement to extend the term. (See " --Management Discussion and Analysis-Overview -- Revenue Fluctuations and Seasonality.")

         The Company's Property licenses generally grant to the Company exclusive use of the Property for the specified titles, on specified Platforms, within a defined territory and during the license term. However, licensors typically retain the right to exploit the Property for all other purposes, including the right to license the Property for use with other Platforms. Software published by third parties for use with other Platforms based on such Property may compete with titles offered by the Company.

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

                                  NUMBER OF
MANUFACTURER    PLATFORM           TITLES             TERRITORY         EXPIRATION DATE(S)
------------    ------------   -----------------   -----------------    ------------------
Nintendo        N64            title-by-title(1)   North America and      November 1999
                                                   Latin America
Nintendo        Game Boy       15/contract yr.     North America and      April 1999
                                                   Latin America
Nintendo        Game Boy       10/contract yr.     Europe and certain     June 2000
                                                   Asian countries
Sony            PlayStation    title-by-title(1)   U.S. and Canada        June 1998
Sony            PlayStation    title-by-title(1)   Europe                 December 2005(2)

----------
(1) This Platform License does not set a maximum number of titles that the Company may publish in the designated territory; however, each title must be approved by the Manufacturer prior to development of the Software.

(2) Agreement continues year-to-year after such date unless terminated by either party.

         Nintendo charges the Company a fixed amount for each cartridge, which amount varies based, in part, on memory capacity and processor power. Sony similarly charges a per unit amount for each CD-ROM. These charges include a manufacturing, printing and packaging fee as well as a royalty for the use of the Manufacturer's name, proprietary information and technology, and are subject to adjustment by the Manufacturers at their discretion. The Manufacturers have the right to review, evaluate and approve a prototype of each title and all packaging used by the Company in connection with the products.

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

         Internal Software Development. The Company's in-house development is supervised by the Company's Vice President -- Software Development and is staffed by producers, programmers, Software engineers, artists, animators and game testers. The Heliotrope Acquisition enhanced the Company's internal development capabilities by adding a Software development team and related facilities in Connecticut. The Heliotrope team worked with the Company's other development staff to produce Pax Imperia: Eminent Domain for publication on CD-ROM for PCs. The Company uses a variety of advanced hardware and Software development tools, proprietary hardware emulator systems, and various graphics, animation, sound and compression applications. As of December 31, 1997, the Company had 38 development employees.

         External Software Development. The Company also contracts with independent Software developers to conceptualize and develop titles under the Company's supervision. As of December 31, 1997, the Company had contracted development efforts to 17 such developers. The Company generally pays independent developers certain advances against royalties based on specified development completion milestones. Royalties in excess of the advances are based on a fixed amount per unit sold and range from $.25 to $6.00 per unit. The Company generally obtains ownership of the Software code and related documentation. The Company's agreements with its independent Software developers are usually entered into on a title-by-title basis. The Company may make strategic investments in independent developers for the purpose of securing access to proprietary Software and talented developers. In June 1996, the Company acquired a 25% interest in Inland, the developer currently working on versions of Turner's World Championship Wrestling and BASS Masters Classics.

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

MANUFACTURING

         Except for certain Genesis and SNES cartridges, the Manufacturers are the sole manufacturers of the products sold for use on their respective Platforms.

         After placing a purchase order with a Manufacturer and opening either a letter of credit in favor of the Manufacturer or line of credit with the Manufacturer, the Company sends to the Manufacturer the title's Software code and a prototype, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture. The Manufacturers currently deliver cartridges to the Company within 30 to 60 days, and CD-ROMs within 10 to 14 days, after their receipt of an order and a corresponding letter of credit, if required.

MARKETING, SALES AND DISTRIBUTION

         The Company depends in large part on the high name recognition of the Properties on which its titles are based to attract customers and to obtain shelf space in stores. The Company's sales activities are directed by the Company's Senior Vice President -- Sales, which maintains contact with major retail accounts and manages the activities of the Company's independent regional sales representatives.

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

         Product marketing highlights for the Company's 1997 titles included national television, radio, and print advertising campaigns in console and PC gaming publications, worldwide. Bravo Air Race, Pax Imperia, Brunswick World Tournament of Champions, and the World Championship Wrestling titles for the PlayStation and Nintendo 64 were several titles featured at various live events and in nationwide Sony and Nintendo van tours. Prima Publishing further supported Pax Imperia, Vs., Ghost in the Shell, and the WCW titles at launch with strategy guides at retail. The Company's 1997 product line was launched with major in-store retail promotions such as demos, discs, posters, and pre-sell giveaways. International publicity campaigns in console and PC gaming publications, consumer and business magazines and newspapers delivered covers, contests, product preview, reviews and features. Additionally, the Company developed product-specific web sites and expanded their online publicity and advertising efforts. The Company is considering supporting several new title launches with television advertising in 1998.

         Most of the Company's sales consist of direct sales to retailers. The Company distributes its titles primarily to mass merchandisers and national retail chain stores, including Toys "R" Us (representing 19% of net sales), Wal-Mart (representing 10% of net sales), Best Buy, Blockbuster Video, Kay Bee Toys, Electronics Boutique and Target. Sales to the Company's ten largest customers collectively accounted for approximately 54% of the Company's gross sales in 1996 and 67% of the Company's gross sales in 1997. The Company has no written agreement or other understanding with any of its customers that relate to future purchases by such customers, and thus, purchases by such customers may terminate at any time.

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

         The domestic retail price for the Company's Software generally ranges between $19 and $35 for Game Boy, between $19 and $49 for PlayStation, between $50 and $70 for Nintendo 64, and between $30 and $50 for PCs.

         Foreign Sales. Historically, the Company distributed its titles in the United Kingdom, Europe and Australia. In 1997, the Company expanded its sales to Brazil, Singapore and other countries. The Company sells its titles directly to retailers in the United Kingdom and to distributors for distribution in other countries. Products are shipped at the Company's expense to a public warehouse in the United Kingdom for foreign distribution. Foreign sales to distributors in countries other than the United Kingdom are shipped at the customer's expense directly to the customer's location.

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

         The Company believes that some large diversified entertainment companies, in addition to large Software companies, are increasing their focus on the interactive entertainment market, which will result in greater competition for the Company. In particular, many of the Company's competitors are developing on-line interactive games and interactive networks that will be competitive with the Company's interactive products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

EMPLOYEES

         As of December 31, 1997, the Company had 81 full-time employees. All but ten of such persons are located in the United States. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices occupy approximately 13,400 square feet of office space at 5016 North Parkway Calabasas, Calabasas, California, pursuant to a lease expiring in July 2000. The Company also leases office space for sales and marketing personnel in Cupertino, California and Woking, England, and for development personnel in East Haven, Connecticut. The Company believes that its office facilities are adequate.

ITEM 3.  LEGAL PROCEEDINGS

         While the Company has been a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to the Company's business and have not had a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         From February 20, 1995 until February 13, 1997, the Company's common stock ("Common Stock") was quoted on the Nasdaq SmallCap Market under the symbol "TOYH". On February 14, 1997, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "THQI". The following table sets forth for the periods indicated the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market or the Nasdaq SmallCap Market.

                                              CLOSING SALES
                                                 PRICES
                                       ----------------------------
                                           HIGH            LOW
                                       -------------   ------------
1997
  First Quarter                            9 1/4           5 7/8
  Second Quarter                          11 1/8           6 3/8
  Third Quarter                           13               9 1/2
  Fourth Quarter                          23              12 1/8

1996
  First Quarter                            5 3/16          3 1/2
  Second Quarter                           6 1/4           3 3/16
  Third Quarter                            7 9/16          4 1/8
  Fourth Quarter                          10 3/8           7 1/16

         As of March 20, 1998, there were approximately 6,888,560 shares outstanding, 368 holders of record and 5,850 beneficial owners of the Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any dividends on the Common Stock and does not intend to pay any cash dividends on the Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The Company's agreement with its domestic bank prohibits the Company from declaring or paying any dividend on, or making any distribution in respect of, the Company's capital stock. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources.")

SECURITIES ISSUED IN PRIVATE TRANSACTIONS

         There were no securities issued in private transactions in 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
         DATA)

         The following selected consolidated financial data of the Company for each of the years ended December 31, 1995, 1996 and 1997 have been derived from and are qualified by reference to the audited consolidated financial statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP, independent auditors. The following selected consolidated financial data as of and for the periods ended December 31, 1993 and 1994 were derived from audited financial statements not included elsewhere herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                                                          YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                            1993         1994         1995         1996         1997
                                          --------     --------     --------     --------     --------
                                                     (In thousands, except per share data)
Net sales                                 $ 37,478     $ 13,289     $ 33,250     $ 50,255     $ 89,362
Costs and expenses:
  Cost of sales                             31,415       12,651       19,501       29,301       48,110
  Royalties                                  6,028        2,327        3,641        7,977       14,158
  Product development                        1,392          888          889        1,324        1,610
  Project abandonment                        5,489        3,754        1,025          610          600
  Selling                                    6,163        6,864        3,114        4,444        8,670
  General and administrative                 5,695        3,676        3,139        3,496        5,064
  Operating interest                           529          496        1,184          878          315
                                          --------     --------     --------     --------     --------
         Total costs and expenses           56,711       30,656       32,493       48,030       78,527
                                          --------     --------     --------     --------     --------
Income (loss) from operations              (19,233)     (17,367)         757        2,225       10,835
Interest income (expense) - net               (420)        (112)        (134)        (316)         464
                                          --------     --------     --------     --------     --------
Income (loss) before income taxes          (19,653)     (17,479)         623        1,909       11,299
Provision (benefit) for income taxes        (3,413)          11           22            8        1,954
                                          --------     --------     --------     --------     --------
Net income (loss)                         $(16,240)    $(17,490)    $    601     $  1,901        9,345
                                          ========     ========     ========     ========     ========
Net income (loss) per share -- basic      $ (10.80)    $  (8.75)    $    .21     $    .42     $   1.48
                                          ========     ========     ========     ========     ========
Net income (loss) per share -- diluted    $ (10.80)    $  (8.75)    $    .17     $    .39     $   1.35
                                          ========     ========     ========     ========     ========
Weighted-average number of
     Common shares -- basic                  1,504        1,998        2,858        4,525        6,320
                                          ========     ========     ========     ========     ========
Weighted-average number of
     common shares, stock options
     and warrants -- diluted                 1,504        1,998        3,556        4,836        6,901
                                          ========     ========     ========     ========     ========

                               BALANCE SHEET DATA

                                                            YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                            1993         1994         1995         1996         1997
                                          --------     --------     --------     --------     --------
Working capital                           $ 11,046     $  3,736     $  7,082     $  9,672     $ 31,462
Total assets                              $ 22,305     $ 15,531     $ 16,916     $ 22,840     $ 59,453
Advance from bank                               --           --           --     $  5,355           --
Stockholders' equity                      $ 11,627     $  4,254     $  7,598     $ 11,048     $ 33,527

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In 1997, the Company developed, published and distributed Software for the major Platforms sold by the Manufacturers. Sales of Nintendo Software constituted 65% of the Company's sales, Sony PlayStation sales were 22%, Sega Software sales were 10%, and the remaining 3% were derived from PC titles.

         The Company achieved a turnaround in 1995, reversing two years of significant losses. Under new leadership, the Company focused its product strategy, improved inventory management and reduced fixed costs. As a result, the Company's revenues increased from $13.3 million in 1994 to $33.3 million, $50.3 million and $89.4 million in 1995, 1996 and 1997, respectively.

         While the Company historically has published titles for the 16-bit Platforms, it does not intend to publish any new titles after the release of its last Super Nintendo title in March 1998. The Company does not intend to publish any new titles for the Sega Platforms during 1998.

         The Company's business cycle generally commences with the securing of a license to publish one or more titles based on a Property. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. (See " -- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs.") After securing the Property, the Company commences Software development for the title. Upon completion of development and approval of the title by the Manufacturer, the Company orders products and generally causes a letter of credit to be opened in favor of the Manufacturer or obtains a line of credit from the Manufacturer. Products are shipped at the Company's expense to a public warehouse in California for domestic distribution or in the United Kingdom for foreign distribution. Foreign sales to distributors in countries other than the United Kingdom are shipped at the customer's expense directly to the customer's location.

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

         On March 10, 1998, the Company announced that its current license agreement with World Championship Wrestling will not be be renewed. The current license agreement expires on December 29, 1998, and permits the Company to continue to sell products on hand and in process at that date through June 29, 1999. Products released by the Company under this license accounted for 39% of the Company's revenues in 1997 and are expected to account for a substantial portion of the Company's revenues in 1998. There can be no assurance that this development will not have a material adverse affect on the Company.

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

         Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its prepaid royalties, and capitalizes Software development costs upon the establishment of technological feasibility of the title under development. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. The Company analyzes such capitalized costs quarterly and writes off as project abandonment losses those capitalized payments and costs (and expenses any unpaid guaranteed minimum royalties) when, based on the Company's estimate, future revenues will not be sufficient to recover such costs. As of December 31, 1997, the Company had prepaid royalties and capitalized development costs of $11.4 million. If the Company were required to write off a material portion of its prepaid royalties or capitalized development costs, the Company's results of operations could be adversely affected.

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

         At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, other customer accommodations and doubtful accounts that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the titles and other factors. For the year ended December 31, 1996 and 1997, provisions of $5.2 million and $10.5 million, respectively, were taken against gross sales made during such periods, and as of December 31, 1997, the Company's aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $9.3 million.

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

         Net Operating Loss Carryforwards. At December 31, 1997, for federal income tax purposes the Company had $15.4 million of NOL carryforwards incurred since 1993. The Company's public offering of common stock in February 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce the Company's federal income tax liability in future years in which the Company has taxable income is limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997), such amount is approximately $2,225,000 per year.

YEAR 2000 DISCLOSURE

  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

         In addition, the Company is in the process of communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or to its results of operations for any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:


                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                               1995          1996          1997
                                              -----         -----         -----
Domestic sales                                 74.9%         70.4%         84.3%
Foreign sales                                  25.1          29.6          15.7
                                              -----         -----         -----
Net sales                                     100.0%        100.0%        100.0%
Costs and expenses:
  Cost of sales                                58.6%         58.3%         53.8%
  Royalties                                    10.9          15.9          15.8
  Product development                           2.7           2.6           1.8
  Project abandonment                           3.1           1.2           0.7
  Selling                                       9.4           8.9           9.7
  General and administrative                    9.3           7.0           5.7
  Operating interest                            3.6           1.7           0.4
                                              -----         -----         -----
Total costs and expenses                       97.6%         95.6%         87.9%
                                              -----         -----         -----
Income from operations                          2.4%          4.4%         12.1%
Interest income (expense) -- net               (0.5)         (0.6)          0.5
                                              -----         -----         -----
Income before income taxes                      1.9%          3.8%         12.6%
                                              -----         -----         -----
Net income                                      1.8%          3.8%         10.5%
                                              =====         =====         =====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

         The following table sets forth, for the years ended December 31, 1996 and 1997, the titles released during such periods for the Platforms indicated:

                          YEARS ENDED DECEMBER 31,
                        ----------------------------
                            1996            1997
                        ------------    ------------
Nintendo 64                  --               1
PC CD-ROM                    --               2
PlayStation                   4               7
Saturn                        3              --
SNES                         11              10
Genesis                       4               5
Game Boy                     10               8
Game Gear                     1              --
                        ------------    ------------
          Total              33              33
                        ============    ============

         The Company's net sales increased to $89,362,000 in the year ended December 31, 1997, from $50,255,000 in the same period of 1996, primarily as a result of higher unit sales per title shipped. For the year ended December 31, 1997, net sales of the Company's WCW titles, Madden 98 titles and Disney re-releases (Lion King, Jungle Book, Aladdin, and Duck Tales), were $36,181,000 (39% of net sales), $6,032,000 (6.8% of net sales), and $5,214,000 (5.8% of net sales), respectively

         Cost of sales for the year ended December 31, 1997 decreased significantly as a percentage of net sales to 53.8% from 58.3% in the same period of 1996, primarily as a result of the increase in CD-ROM product sales, which generally have more favorable gross margins.

         Foreign net sales were $13,998,000, (15.7% of net sales) for the year ended December 31, 1997, down slightly from $14,856,000, (29.6% of net sales) in the same period of 1996 because the Company's WCW vs. NWONWO: World Tour, K-1 The Arena Fighters, and Vs. titles were shipped only in the United States. WCW vs. NWONWO: World Tour and K-1 The Arena Fighters are scheduled to ship in foreign markets in the first quarter of 1998. Vs. will be shipped later in the year.

         Royalty expense for the year ended December 31, 1997 increased $6,181,000 over the same period in 1996 but remained relatively constant as a percentage of net sales.

         For the year ended December 31, 1997, product development expenses increased by $286,000 compared to the year ended December 31, 1996, as a result of increased investment in internal product development during the period as well as increased product packaging costs relating to titles released in 1997 as compared to 1996.

         For the year ended December 31, 1997, selling expenses increased by $4,226,000 compared to the year ended December 31, 1996, as a result of increased marketing efforts for new titles consisting primarily of print and retail cooperative advertising and increased warehouse expenses which are the result of increased sales volumes. Selling expenses as a percentage of net sales were 9.7% in 1997 as compared to 8.8% in 1996.

         General and administrative expenses for the year ended December 31, 1997, decreased as a percentage of net sales to 5.7% from 7.0% for the same period of 1996, but increased in dollar terms by $1,568,000 over 1996. The increased expenses were due in part to increased infrastructure and personnel costs in 1997 (as a result of the increased sales volume over 1996) and an increase in shareholder relations costs.

         Operating interest, which consists of interest and fees paid to the Company's bank and fees paid to other issuers of letters of credit, decreased to $315,000 for the year ended December 31, 1997, from $878,000 for 1996. The decline is the result of a more advantageous banking arrangement (See " -- Credit Facilities") and the use of funds generated by the Company's common stock offering which was completed on February 14, 1997. (See " -- Liquidity and Capital Resources.")

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

         The following table sets forth, for the years ended December 31, 1995 and 1996, the titles released during such periods for the Platforms indicated:

                           YEARS ENDED DECEMBER 31,
                        ----------------------------
                            1995           1996
                        ------------    ------------
PlayStation                  --              4
Saturn                       --              3
SNES                          6             11
Genesis                       2              4
Game Boy                     10             10
Game Gear                     6              1
                        ------------    ------------
          Total              24             33
                        ============    ============

         The Company's net sales increased to $50,255,000 in the year ended December 31, 1996, from $33,250,000 in the same period of 1995, primarily as a result of the increase in the number of new titles released in 1996. For the year ended December 31, 1996, net sales of the Company's Olympic Summer Games, Disney's Toy Story and NHL Hockey 97 titles were $6,631,000 (13.2% of net sales), $5,981,000 (11.9% of net sales) and $4,953,000 (9.9% of net sales), respectively. Foreign net sales grew to $14,856,000, (29.6% of net sales) for the year ended December 31, 1996, from $8,356,000, (26.2% of net sales) in the same period of 1995, as a result of an increase in the number of titles shipped and an increase in unit sales per title. The results for fiscal 1995 included sales of $1,200,000 and cost of sales of $600,000 resulting from the sale of the XBAND Modem inventory to Catapult. (See " -- Overview -- XBAND Modem.")

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

         For the year ended December 31, 1996, product development expenses increased by $435,000 compared to the year ended December 31, 1995, as a result of increased investment in internal product development during the period as well as increased product packaging costs relating to the increase in titles released in 1996 as compared to 1995.

         Project abandonment expenses decreased by $415,000 in the year ended December 31, 1996, as compared to the same period of 1995 as a result of the Company bringing more of its scheduled products to market and achieving a greater proportion of its minimum royalty guarantees.

         For the year ended December 31, 1996, selling expenses increased by $1,330,000 compared to the year ended December 31, 1995, as a result of increased marketing efforts for new titles consisting primarily of print and retail cooperative advertising, but remained relatively constant as a percentage of sales at 6.9% of net sales in 1996 as compared to 7.2% in 1995.

         General and administrative expenses for the year ended December 31, 1996, decreased as a percentage of net sales to 9.2% from 11.9% for the same period of 1995, but increased in dollar terms by $357,000 over 1995. The increased expenses were due in part to a charge of $375,000 in 1996 resulting from the bankruptcy of one of the Company's customers.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company typically opens letters of credit in their favor or obtains a line of credit from the Manufacturer. As of December 31, 1997, the Company had obligations with respect to future guaranteed minimum royalties of $11,499,000, substantially all of which are payable within the subsequent twelve months. As of December 31, 1997, the Company had obligations with respect to open letters of credit of $10,080,000.

         Due to increased sales volume , accounts receivable increased significantly from December 31, 1996 to December 31, 1997. Prepaid and deferred royalties and Software development costs increased from December 31, 1996 as a result of the Company entering into several new contracts for both Properties and new product development. (See " -- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs.") Since the Company records as a liability the entire guarantee of a contract at its inception, accrued royalties also increased significantly from December 31, 1996. Accounts payable and accrued expenses increased significantly from December 31, 1996 as a result of the timing of large product receipts in the last part of 1997.

         The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the funds provided by operations and funds available under the Company's revolving credit facility with its bank, will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1998. However, to the extent accounts receivable, inventories and guaranteed and advance payments increase as a result of growth of the Company's business, the Company could require additional working capital to fund its operations. The Company does not anticipate making material additional capital expenditures in 1998.

         For the year ended December 31, 1997, the Company spent $923,000 (primarily as a result of the installation of an upgraded computer network and accounting software package).

         The net proceeds of $11.7 million from the Company's public offering of Common Stock in February 1997 were used in part for general corporate purposes including obtaining new licenses for, and development expenses related to, new titles and the repayment of amounts outstanding under the Company's revolving credit facility.

         Credit Facilities. In July 1996, the Company terminated its factoring and credit agreement and entered into the Revolving Credit Facility with Imperial Bank. On September 22, 1997, the Company entered into a new agreement for a larger and lower cost banking facility with Imperial Bank. The new bank credit agreement is designed to mirror the seasonal trends of the Company's business, providing advances under the credit line of up to $23 million during the Company's peak selling season (October 1 to January 31), and up to $12 million outside of the peak season. Although the agreement contains certain covenants regarding financial and other matters, the Company's borrowings are no longer restricted to a formula based on receivables and inventory. Interest on the outstanding balance is payable at Imperial Bank's prime rate. The Line of Credit Facility matures on June 30, 1998 subject to earlier termination. As of December 31, 1997, the Company had no advances under the Line of Credit; however, open letters of credit at year end were $10,080,000.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of THQ Inc. and subsidiaries, together with the report of Deloitte & Touche LLP dated February 20, 1998.

Independent Auditors' Consent

         We consent to the incorporation by reference in Registration Statement No. 333-30655 of THQ Inc. on Form S-8 of our report dated February 20, 1998, appearing in this Annual Report on Form 10-K of THQ Inc. for the year ended December 31, 1997.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 27, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this Item relating to members of the Board of Directors and Executive Officers of the Company will be included in the Company's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Election of Directors," "Executive Officers," "Key Employees," "Late Filings" and "Director and Officer Holdings," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this Item relating to executive compensation will be included in the Company's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Executive Compensation," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this Item relating to security ownership of certain beneficial owners and management will be included in the Company's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Principal Shareholders," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this Item relating to certain relationships and related transactions will be included in the Company's 1998 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Employment Agreements" and "Director and Officer Transactions," which will be filed within 120 days after the close of the Company's fiscal year, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                  See Index to Financial Statements.

         (b) REPORTS ON FORM 8-K.

                  Filed on March 30, 1998.

         (c) EXHIBITS.

Exhibit
Number   Title
------   -----

3.1 Certificate of Incorporation (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S- 3 (File No. 333-32221), Amendment No.1, and incorporated herein by reference)

3.2 Amendment to Certificate of Incorporation (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-32221), Amendment No.1, and d incorporated herein by reference)


3.3 Bylaws (Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-3 (File No. 333- 32221), Amendment No.1, and incorporated herein by reference)

10.1     Amended and Restated 1990 Stock Option Plan, as amended (Filed as
         Exhibit 10.1 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

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

10.6 Confidential First Renewal International License Agreement for Gameboy dated November 6, 1995, between Nintendo Co., Ltd., and the Company (Filed as Exhibit 10.5(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.7 Confidential License Agreement for Super Nintendo Entertainment System dated September 28, 1995, between Nintendo of America, Inc. and Black Pearl Software, Inc. (Filed as Exhibit 10.6(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.8 Confidential License Agreement for Gameboy dated April 4, 1994, between Nintendo of America, Inc. and Malibu Games, Inc. (Filed as an exhibit to the Company's Registration Statement on Form S- 2 (File No. 33-81632) which became effective December 7, 1995, and incorporated herein by reference)

10.9 Confidential First Renewal International License Agreement for Super Nintendo Entertainment System dated as of July 19, 1995, between Nintendo Co., Ltd., and Black Pearl Software, Inc. (Filed as Exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.10 Addendum dated September 28, 1995, together with Extension Letter dated July 9, 1996, and Second Extension Letter dated November 21, 1996, to Confidential International License Agreement for Game Boy dated July 19, 1993, between Nintendo Co., Ltd., and Black Pearl Software, Inc. (Filed as Exhibit 10.11 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

10.11 License Agreement for Sega Genesis System dated as of October 20, 1994, between Sega Enterprises, Ltd., and the Company (Filed as Exhibit 10.10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.12 Employment Agreement of Brian J. Farrell dated as of December 31, 1996, between the Company and Brian J. Farrell (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.13 Stock Option Agreement dated as of February 15, 1995, between the Company and Brian J. Farrell (Filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-00136) filed on January 11, 1996, and incorporated herein by reference)

10.14 401(k) Plan of the Company (Filed as an exhibit to Registration Statement on Form S-18 (File No. 33-35582-NY) of Trinity, and incorporated herein by reference. Amendments made since original filing were filed as exhibits to the Company's Proxy Statements dated April 24, 1992, April 30, 1993 and April 28, 1994, respectively, as are incorporated herein by reference and modification made to this document was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

10.15 Form of Indemnification Agreement (Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-47767) or Amendment No. 1, Amendment No. 2, Amendment No. 3 or Amendment No. 4 thereto and incorporated herein by reference)

10.16 Security and Loan Agreement dated June 7, 1996, by and between the Company and Imperial Bank (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference)

10.17 First Amendment to Security and Loan Agreement dated June 7, 1996, by and between the Company and Imperial Bank (Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.18+ Conversion, Manufacturing and Distribution Agreement dated as of March 8, 1995, by and between Electronic Arts Inc. and the Company (Filed as
         Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.19+ Licensed Publisher Agreement dated November 10, 1995, by and between the Company and Sony Computer Entertainment Europe, a division of Sony Electronic Publishing Limited (Filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.20 Licensed Publisher-Supplemental Agreement dated April 11, 1996, by and between the Company and Sony Computer Entertainment Europe, a division of Sony Electronic Publishing Limited (Filed as Exhibit 10.23 to the Company's Registration Statement on form S-2 (File No. 333-18641) and incorporated herein by reference)

10.21 Sony PSX License Agreement dated June 29, 1994, by and between the Company and Sony Computer Entertainment of America, a division of Sony Electronic Publishing Company (Filed as Exhibit 10.24 to the Company's Registration Statement on Form S-2 (File No. 333-18641) and incorporated herein by reference)

10.22 Stock Purchase Agreement dated as of June 28, 1996, by and between the Company and Inland Productions, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.23 Stock Purchase Agreement dated as of August 2, 1996, by and between the Company and Heliotrope Studios, Inc. (Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.24 License Agreement dated December 29, 1995, between the Company and Turner New Media, Inc. (Filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

10.25 Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

10.26*+ Confidential License Agreement for Nintendo 64 dated November 4, 1996, between Nintendo of America, Inc. and THQ Inc.

10.27 Imperial Bank Line of Credit Agreement dated September 22, 1997. (Filed as exhibit 10 on the company's form 10Q for the nine months ended September 30, 1997, and incorporated herein by reference)

10.28 1997 Stock Option Plan, (Filed as Exhibit 10.1 to the Company's Registration Statement on form S-8 (File No. 333-30655) and incorporated herein by reference)

10.29*+ Employment Agreement of Fred A Gysi dated as of October 01, 1997, between the Company and Fred A. Gysi.

21*      Subsidiaries of the Registrant

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

Dated: March 27, 1998               THQ INC.

                                    By: /s/ Brian J. Farrell
                                        -----------------------------
                                        Brian J. Farrell
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date
---------                 -----                                  ----

/s/ Brian J. Farrell                                             March 27, 1998
-----------------------
Brian J. Farrell          President, Chief Executive Officer,
                          and Director

/s/ Lawrence Burstein                                            March 27, 1998
-----------------------
Lawrence Burstein         Director

/s/ Bruce Jagid                                                  March 27, 1998
-----------------------
Bruce Jagid               Director

/s/ Jeffrey C. Lapin                                             March 27, 1998
-----------------------
Jeffrey C. Lapin          Director

/s/ L. Michael Haller                                            March 27, 1998
-----------------------
L. Michael Haller         Senior Vice President
                          and Director
/s/ Fred A. Gysi                                                 March 27, 1998
-----------------------
Fred A. Gysi              Vice President Finance
                          (Chief Financial Officer)

                                    THQ INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
INDEPENDENT AUDITORS' REPORT                                                       F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 1996 and December 31, 1997           F-3                       .
  Consolidated Statements of Operations for Each of the Three Years in the
     Period Ended December 31, 1997                                                F-4
  Consolidated Statements of Shareholders' Equity for Each of the Three Years
     in the Period Ended December 31, 1997                                         F-5
  Consolidated Statements of Cash Flows for Each of the Three Years in the
     Period Ended December 31, 1997                                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         F-8

         All financial statement schedules have been omitted since either
(i) the schedule or condition requiring a schedule is not applicable or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of THQ Inc.,
Calabasas, California

We have audited the accompanying consolidated balance sheets of THQ Inc. And subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Los Angeles, California
February 20, 1998

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                           -----------------------------
                                                               1996             1997
                                                           ------------     ------------
Current assets:
  Cash and cash equivalents                                $  2,734,000     $ 11,724,000
  Accounts receivable -- net                                 14,186,000       30,856,000
  Inventory                                                   1,013,000        1,425,000
  Prepaid and deferred royalties                                717,000        3,645,000
  Software development costs                                  2,329,000        6,044,000
  Deferred income taxes                                              --        1,666,000
  Prepaid expenses and other current assets                     485,000          478,000
                                                           ------------     ------------
          Total current assets                               21,464,000       55,838,000
Property and equipment -- net                                   581,000        1,163,000
Deferred royalties -- net of current portion                         --          500,000
Software development costs -- net of current portion                 --        1,300,000
Other long-term assets                                          795,000          652,000
                                                           ------------     ------------
        TOTAL ASSETS                                       $ 22,840,000     $ 59,453,000
                                                           ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                    $  3,304,000     $ 10,952,000
  Accrued royalties                                           3,133,000        9,949,000
  Income taxes payable                                               --        3,475,000
  Advance from bank                                           5,355,000               --
                                                           ------------     ------------
          Total current liabilities                          11,792,000       24,376,000
Accrued royalties -- net of current portion                          --        1,550,000
Commitments and contingencies                                        --               --
Shareholders' equity:
  Common Stock, par value $.01, 35,000,000
     shares authorized; 4,739,883 shares, and 6,775,899
     shares issued and outstanding as of December 31,
     1996 and 1997, respectively                                  4,000            4,000
Additional paid-in capital                                   34,558,000       47,559,000
Cumulative foreign currency translation adjustment              (52,000)          81,000
Accumulated deficit                                         (23,462,000)     (14,117,000)
                                                           ------------     ------------
          Total shareholders' equity                         11,048,000       33,527,000
                                                           ------------     ------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                      $ 22,840,000     $ 59,453,000
                                                           ============     ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------
                                       1995             1996             1997
                                   ------------     ------------     ------------
Net sales                          $ 33,250,000     $ 50,255,000     $ 89,362,000
Costs and expenses:
  Cost of sales                      19,501,000       29,301,000       48,110,000
  Royalties                           3,641,000        7,977,000       14,158,000
  Product development                   889,000        1,324,000        1,610,000
  Project abandonment                 1,025,000          610,000          600,000
  Selling                             3,114,000        4,444,000        8,670,000
  General and administrative          3,139,000        3,496,000        5,064,000
  Operating interest                  1,184,000          878,000          315,000
                                   ------------     ------------     ------------
Total costs and expenses             32,493,000       48,030,000       78,527,000
                                   ------------     ------------     ------------
Income from operations                  757,000        2,225,000       10,835,000
Interest income (expense), net         (134,000)        (316,000)         464,000
                                   ------------     ------------     ------------
Income before income taxes              623,000        1,909,000       11,299,000
Provision for income taxes               22,000            8,000        1,954,000
                                   ------------     ------------     ------------
Net income                         $    601,000     $  1,901,000     $  9,345,000
                                   ============     ============     ============
Net income per share -- basic      $        .21     $        .42     $       1.48
                                   ============     ============     ============
Net income per share -- diluted    $        .17     $        .39     $       1.35
                                   ============     ============     ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                          CUMULATIVE
                                                                                           FOREIGN
                                                                             ADDITIONAL    CURRENCY
                                           PREFERRED    COMMON     COMMON     PAID-IN     TRANSLATION  ACCUMULATED
                                             STOCK      SHARES     AMOUNT     CAPITAL     ADJUSTMENT     DEFICIT          TOTAL
                                             ------    ---------   ------   -----------   ---------    ------------    -----------
Balance at January 1, 1995                       --    2,790,650   $4,000   $30,656,000   $(442,000)   $(25,964,000)   $ 4,254,000
Exercise of warrants and options                 --       91,530       --        48,000          --              --         48,000
Issuance of preferred stock for cash          3,190           --       --     2,613,000          --              --      2,613,000
Conversion of preferred stock to
  Common Stock                               (2,865)   1,335,211       --            --          --              --             --
Net income                                       --           --       --            --          --         601,000        601,000
Foreign currency translation adjustment          --           --       --            --      82,000              --         82,000
                                             ------    ---------   ------   -----------   ---------    ------------    -----------
Balance at December 31, 1995                    325    4,217,391    4,000    33,317,000    (360,000)    (25,363,000)     7,598,000
Exercise of warrants and options                 --      272,115       --       712,000          --              --        712,000
Conversion of preferred stock to
  Common Stock                                 (325)     127,717       --            --          --              --             --
Issuance of Common Stock                         --      122,660       --       529,000          --              --        529,000
Net income                                       --           --       --            --          --       1,901,000      1,901,000
Foreign currency translation adjustment          --           --       --            --     308,000              --        308,000
                                             ------    ---------   ------   -----------   ---------    ------------    -----------
Balance at December 31, 1996                     --    4,739,883    4,000    34,558,000     (52,000)    (23,462,000)    11,048,000
Exercise of warrants and options                 --      311,016       --     1,293,000          --              --      1,293,000
Issuance of Common Stock                         --    1,725,000       --    11,708,000          --              --     11,708,000
Net income                                       --           --       --            --          --       9,345,000      9,345,000
Foreign currency translation adjustment          --           --       --            --     133,000              --        133,000
                                             ------    ---------   ------   -----------   ---------    ------------    -----------
Balance at December 31, 1997                     --    6,775,899   $4,000   $47,559,000   $  81,000    $(14,117,000)   $33,527,000
                                             ======    =========   ======   ===========   =========    ============    ===========

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       1995            1996           1997
                                                    -----------    -----------    ------------
Cash flows from operating activities:
Net income                                          $   601,000    $ 1,901,000    $  9,345,000
Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                       240,000        337,000         483,000
    Provision for doubtful accounts,
    discounts and returns                             4,145,000      5,203,000      10,509,000
    Deferred income taxes                                    --             --      (1,666,000)
  Changes in operating assets and liabilities:
    Accounts receivable                              (5,875,000)    (7,270,000)    (20,726,000)
    Inventory and inventory deposits                    779,000        202,000        (441,000)
    Prepaid and deferred royalties and
      Software development costs                      2,592,000      2,799,000       1,548,000
    Prepaid expenses and other current assets            99,000       (322,000)         (4,000)
    Income tax refund receivable                        201,000             --              --
    Accounts payable and accrued expenses             1,040,000     (1,233,000)      7,707,000
    Accrued royalties                                (3,628,000)      (649,000)     (1,627,000)
    Income taxes payable                                     --             --       3,451,000
    Accrued returns and allowances                   (3,589,000)    (5,316,000)     (6,573,000)
    Income taxes payable                                     --             --              --
                                                    -----------    -----------    ------------
Net cash provided by (used in) operating
    activities                                       (3,395,000)    (4,348,000)      2,006,000
                                                    -----------    -----------    ------------
Cash flows used in investing activities:
    Other long-term assets                                   --       (578,000)             --
    Acquisition of equipment                           (239,000)      (314,000)       (923,000)
                                                    -----------    -----------    ------------
Net cash used in investing activities                  (239,000)      (892,000)       (923,000)
                                                    -----------    -----------    ------------
Cash flows from financing activities:
    Advances from bank                                       --      5,355,000      (5,355,000)
    Proceeds from exercise of warrants and
      options                                            48,000        712,000       1,293,000
    Net proceeds from issuance of convertible
      preferred stock                                 2,613,000             --              --
    Net proceeds from issuance of common
      stock                                                  --             --      11,708,000
                                                    -----------    -----------    ------------
Net cash provided by financing activities             2,661,000      6,067,000       7,646,000
                                                    -----------    -----------    ------------
Effect of exchange rate changes on cash and
   cash equivalents                                      61,000         12,000         261,000
                                                    -----------    -----------    ------------
Net increase (decrease) in cash and cash
   equivalents                                         (912,000)       839,000       8,990,000
                                                    -----------    -----------    ------------
Cash and cash equivalents -- beginning of             2,807,000      1,895,000       2,734,000
  period
                                                    -----------    -----------    ------------
Cash and cash equivalents -- end of period          $ 1,895,000    $ 2,734,000    $ 11,724,000
                                                    ===========    ===========    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes      $    22,000    $    14,000    $    127,000
                                                    ===========    ===========    ============
  Cash paid during the period for interest          $   230,000    $   375,000    $     51,000
                                                    ===========    ===========    ============

                 See notes to consolidated financial statements.

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

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

         Business. THQ Inc., a Delaware corporation, develops and publishes interactive entertainment software ("Software") for the hardware platforms that collectively dominate the market ("Platforms"). Substantially all of the Company's products are based on licenses for popular cultural trends and high-recognition names ("Properties").

         Unless the context otherwise requires, references in this document to "THQ" or the "Company" include THQ Inc. and all of its wholly owned subsidiaries.

         License Agreements. The Company has two license agreements with Sony pursuant to which it has the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market Software for use with the 32-bit Sony PlayStation in the United States and Canada, and Europe, respectively, which expire in June 1998 and December of 2005, respectively.

         The Company has various license agreements with Nintendo pursuant to which it has the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market Software for use with the 64-bit Nintendo 64, 16-bit Super Nintendo Entertainment System ("SNES"), and with the Nintendo Game Boy portable game console. The license agreements with Nintendo for such hardware Platforms expire at various times through 1999 and 2000.

         On March 10, 1998, the Company announced that its current license agreement with World Championship Wrestling will not be renewed. The current license agreement expires on December 29, 1998, and permits the Company to continue to sell products on hand and in process at that date through June 29, 1999. Products released by the Company under this license accounted for 39% of the Company's revenues in 1997 and are expected to account for a substantial portion of the Company's revenues in 1998. There can be no assurance that this development will not have a material adverse affect on the Company.

         The Company's Software business is dependent on its license agreements with Sony and Nintendo. Substantially all of the Company's Software products are manufactured by Sony and Nintendo, who charge the Company a fixed amount for each Software CD-ROM or cartridge manufactured, which charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

         In addition, the Company must indemnify Sony or Nintendo as appropriate, with respect to all loss, liability and expense resulting from any claim against Sony or Nintendo involving the development, marketing, sale or use of the Company's Titles, including any claims for copyright or trademark infringement brought against Sony or Nintendo. As such, the Company bears the risk that the Properties and information and technology licensed from Sony or Nintendo and incorporated in the Software may infringe the rights of third parties. Generally, the Company is entitled to indemnification from its Software developers and Property licensors to cover its indemnification obligations to Sony or Nintendo but no assurance can be given that, if any claim is brought against the Company, said developers and/or licensors will have sufficient resources to indemnify the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The consolidated financial statements include the accounts of THQ Inc. and its wholly owned subsidiaries. All material intercompany balances and transaction have been eliminated.

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

         Cash Equivalents. The Company considers all highly liquid investments purchased with maturities less than three months to be cash equivalents.

         Fair Values of Financial Instruments. The carrying value of accounts receivable and payables approximate the fair value due to their short-term maturities. The carrying value of the Company's advances from its bank is considered to approximate its fair value because the interest rate of this instrument is based on a variable reference rate.

         Inventory. Inventories, which consist principally of finished products, are stated at the lower of cost (first-in, first-out basis) or market. The Company estimates the net realizable value of slow-moving inventory on a title by title basis, and charges the excess of cost over net realizable value to cost of sales. Inventory deposits are prepayments to Software Manufacturers or deposits to lenders opening letters of credit on behalf of the Company for the manufacture of specific products.

         Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Equipment consists of the following at:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                    1996               1997
                                                 -----------        -----------
Furniture, fixtures and equipment                $ 1,164,000        $ 1,634,000
Leasehold improvements                                20,000             49,000
Less accumulated depreciation and
  amortization                                      (603,000)          (520,000)
                                                 -----------        -----------
                                                 $   581,000        $ 1,163,000
                                                 ===========        ===========

         Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 was $199,000, $238,000 and $483,000, respectively.

         Royalties and Software Development Costs. Advance royalty payments for intellectual Property licenses are recorded as prepaid royalties. All minimum guaranteed royalty payments are initially recorded as an asset (prepaid and deferred royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Royalty payments for intellectual Property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one years time. The Company utilizes both independent Software developers (who are paid advances against future royalties) and internal development teams to develop its Software. Under generally accepted accounting principles, such Software development costs are capitalizable when technological feasibility has been established. Technological feasibility for entertainment Software such as the Company's has been established by Sony, Nintendo, and Sega for use with their respective hardware Platforms. Amortization of prepaid royalty and Software development costs, as a part of royalties expense, is provided on a product-by-product basis commencing with the general release of each product, based on the greater of the ratio of current gross revenues for the product to the sum of its current and anticipated gross revenues, or the straight line method over the remaining estimated economic life of the product. The Company also expenses as project abandonment losses advances or capitalized Software development costs when, in management's estimate, future revenues will not be sufficient to recover previously capitalized costs. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. Software development costs of $1,768,000, $2,390,000, and $7,955,000 were amortized in 1995, 1996, and 1997, respectively. Project abandonment losses related to Software development costs of $1,025,000, $509,000 and $35,000 were charged to expense in 1995, 1996, and 1997, respectively. Research and development costs are expensed as incurred.

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

         Income Taxes. Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of the Company's assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

         Basic and Diluted Earnings Per Share. At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares for the period. It also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1995          1996          1997
                                                 ----------    ----------    ----------
Net income used to compute basic and
  diluted earnings per share                     $  601,000    $1,901,000    $9,345,000
                                                 ----------    ----------    ----------
Weighted average number of shares
  Outstanding -- basic                            2,858,000     4,525,000     6,320,000
Dilutive effect of stock options and warrants       222,000       311,000       581,000
Dilutive effect assuming conversion of
  Preferred stock                                   476,000            --            --
                                                 ----------    ----------    ----------
Number of shares used to compute
  earnings per share -- diluted                   3,556,000     4,836,000     6,901,000
                                                 ==========    ==========    ==========

         Reclassifications. Certain items in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

         Recently Issued Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 130 to be material in relation to its financial statements.

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

         In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supersedes Statement of Position 91-1 "Software Revenue Recognition". This Statement is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. The Company has evaluated its revenue recognition policies of the adaptation of SOP 97-2; and believes that such adoption will not have any impact.

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

3. ACCOUNTS RECEIVABLE, FACTORING AGREEMENT, DUE FROM FACTOR AND ACCRUED RETURNS AND ALLOWANCES

         Until July 18, 1996, the Company had a factoring and credit agreement (the "BNY Agreement") with BNY Financial Corporation ("BNY"), a wholly owned subsidiary of The Bank of New York. On July 18, 1996, the Company terminated its factoring and credit agreement with BNY and entered into a new financing and banking arrangement with Imperial Bank (the "Imperial Agreement"). On September 22, 1997, the Company entered into a new agreement for a larger and lower cost banking facility with Imperial Bank. The new bank credit agreement is designed to mirror the seasonal trends of the Company's business, providing advances under the credit line of up to $23 million during the Company's peak selling season, and up to $12 million outside of the peak season. The former agreement provided for advances of up to $9 million based on a formula of accounts receivable and inventory. Although the agreement contains certain covenants regarding financial and other matters, the Company's borrowings are no longer restricted to a formula based on receivables and inventory. Interest on the outstanding balance is payable at Imperial Bank's prime rate. The line of credit is collateralized by all tangible personal property including inventory and equipment.

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at December 31, 1996 and 1997 are composed of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      1996             1997
                                                  ------------     ------------
Accounts receivable -- domestic                   $ 13,428,000     $ 33,787,000
Other accounts receivable -- primarily foreign       5,004,000        5,075,000
Other receivables                                      112,000          133,000
Allowance for foreign doubtful accounts             (1,294,000)         (10,000)
Allowance for foreign discounts and returns           (292,000)        (362,000)
Allowance for domestic accrued returns and
  allowances                                        (2,772,000)      (7,767,000)
                                                  ------------     ------------
          Accounts receivable -- net              $ 14,186,000     $ 30,856,000
                                                  ============     ============

         The allowance for foreign doubtful accounts consists of the following:

                                                    DECEMBER 31,
                                    -------------------------------------------
                                       1995             1996           1997
                                    -----------     -----------     -----------
Balance at January 1                $  (827,000)    $(1,380,000)    $(1,294,000)
Provision for doubtful accounts        (505,000)        (10,000)         (4,000)
Actual doubtful accounts
(recoveries)                            (48,000)         96,000       1,288,000
                                    -----------     -----------     -----------
Ending balance                      $(1,380,000)    $(1,294,000)    $   (10,000)
                                    ===========     ===========     ===========

         The allowance for foreign discounts and returns consists of the following:

                                                    DECEMBER 31,
                                    -------------------------------------------
                                       1995             1996           1997
                                    -----------     -----------     -----------
Balance at January 1                $  (190,000)    $  (311,000)    $  (292,000)
Provision for discounts and
   returns                             (766,000)       (422,000)       (333,000)
Actual discounts and returns            645,000         441,000         263,000
                                    -----------     -----------     -----------
Ending balance                      $  (311,000)    $  (292,000)    $  (362,000)
                                    ===========     ===========     ===========


         The allowance for domestic accrued returns and allowances consists of the following:


                                                    DECEMBER 31,
                                    -------------------------------------------
                                       1995             1996           1997
                                    -----------     -----------     -----------
Balance at January 1                $(3,574,000)    $(2,859,000)    $(2,772,000)
Provision for discounts and
   returns                           (2,874,000)     (4,771,000)    (10,172,000)
Actual discounts and returns          3,589,000       4,858,000       5,177,000
                                    -----------     -----------     -----------
Ending balance                      $(2,859,000)    $(2,772,000)    $(7,767,000)
                                    ===========     ===========     ===========

4.  EMPLOYEE PENSION PLAN

         The Company sponsors for its employees a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan, as amended in 1991, provides that employees may defer up to 12% of annual compensation, and that the Company will make a matching contribution equal to each employee's deferral, up to 4% of compensation. The Company may also contribute funds to the Plan in the form of a profit sharing contribution. Expenses under the Plan were $30,000, $161,000, and $119,000 in 1995, 1996 and 1997, respectively.

5.  INCOME TAXES

         The provision for income taxes consists of the following:

                                       1995            1996            1997
                                    -----------     -----------     -----------
Current
  Federal                           $    22,000     $     2,000     $ 2,760,000
  State                                      --           6,000         821,000
  Foreign                                    --              --          39,000
                                    -----------     -----------     -----------
                                         22,000           8,000       3,620,000
                                    -----------     -----------     -----------
Deferred
  Federal                                    --              --      (1,283,000
  State                                      --              --        (383,000)
                                    -----------     -----------     -----------
Provision for income taxes          $    22,000     $     8,000     $ 1,954,000
                                    ===========     ===========     ===========

         A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

                                                    1995      1996       1997
                                                    -----     -----      -----
Federal provision at statutory rate                  35.0%     35.0%      35.0%
State taxes (net of Federal benefit)                   --        --        4.0%

Effect of net operating loss carryforward           (31.5)    (34.9)     (21.7)
                                                    -----     -----      -----
                                                      3.5%      0.1%      17.3%
                                                    =====     =====      =====

         The components of deferred tax assets (liabilities) are as follows:

                                                              DECEMBER 31,
                                      -----------------------------------------------------------
                                                 1996                            1997
                                      ---------------------------     ---------------------------
                                        FEDERAL          STATE          FEDERAL          STATE
                                      -----------     -----------     -----------     -----------
Deferred tax assets:
  Allowance for doubtful accounts,
     Discounts and returns            $   943,000     $   212,000     $ 2,641,000     $   566,000
  Net operating loss                    5,946,000       1,176,000       4,980,000         473,000
  License abandonment                     671,000         151,000         652,000         140,000
  Other -- net                            121,000          28,000         540,000          56,000
                                      -----------     -----------     -----------     -----------
Total deferred tax assets               7,681,000       1,567,000       8,813,000       1,235,000
Deferred tax liabilities:
  Software development costs             (897,000)       (202,000)     (2,260,000)       (379,000)
  State income taxes                     (465,000)             --        (290,000)             --
                                      -----------     -----------     -----------     -----------
Net deferred tax assets                 6,319,000       1,365,000       6,263,000         856,000
Valuation reserve                      (6,319,000)     (1,365,000)     (4,980,000)       (473,000)
                                      -----------     -----------     -----------     -----------
Deferred income taxes                 $        --     $        --     $ 1,283,000     $   383,000
                                      ===========     ===========     ===========     ===========

         The valuation reserve decreased $291,000, $21,000 and $2,231,000 during 1995, 1996 and 1997, respectively.

         As of December 31, 1997 the Company had federal and state net operating loss carryforwards of approximately $15,394,000 (expiring from years 2008 to 2009) and approximately $9,284,000 (expiring from years 1998 to 1999), respectively.

         The sale of 1,500,000 shares of Common Stock offered by the Company on February 11, 1997 resulted in an "ownership change" of the Company for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the amount of the Company's net operating loss carryforward available to reduce the Company's federal income tax liability in future years in which the Company has taxable income will be limited to an annual amount equal to (i) the fair market value of the Company's capital stock immediately prior to the consummation of the offering on February 11, 1997, multiplied by (ii) the "long-term tax exempt rate" published by the Internal Revenue Service for the month in which the offering was consummated. Based upon a long-term tax exempt rate for February 1997 of 5.48% and an assumed market price of the Common Stock immediately prior to consummation of this offering of $8.56 per share (the last reported sale price of the Common Stock on February 10, 1997) such amount is approximately $2,225,000 per year.

6.  STOCK OPTION PLAN

         The Company has two stock option plans (the "1990 Plan" and "1997 Plan") which provide for the issuance of up to 650,000 and 650,000 shares, respectively, available for employees, consultants and non-employee directors. An additional 5,154 options under the 1990 Plan and 250,750 options under the 1997 Plan were available for grant at December 31, 1997.

Stock options granted under the option plans may be incentive stock options under the requirements of the Internal Revenue Code, or may be nonstatutory stock options, which do not meet such requirements. Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of the Company; or, in the case of nonstatutory stock options, all employees (including officers) or non-employee directors of the Company.

         The exercise price per share of all options granted under the plans in 1995, 1996 and 1997 has been the market price of the stock on the date of the grant. Generally, options granted become exercisable over three years and must be exercised within five years of the date of grant.

                                                                       NUMBER OF
                      STOCK OPTIONS                                     SHARES
--------------------------------------------------------------         --------
Balance at January 1, 1995 (weighted average price of $22.51)           104,090
Granted at a weighted average price of $3.02 per share                  609,833
Exercised at a weighted average price of $2.87 per share                (16,666)
Canceled at a weighted average price of $6.02 per share                 (42,666)
                                                                       --------
Balance at December 31, 1995 (weighted average price of $6.04
   per share)                                                           654,591
                                                                       --------
Granted at a weighted average price of $4.23 per share                  141,500
Exercised at a weighted average price of $3.09 per share               (120,274)
Canceled at a weighted average price of $9.72 per share                (185,584)
                                                                       --------
Balance at December 31, 1996 (weighted average price of $3.41
   per share)                                                           490,233
                                                                       --------
Granted at a weighted average price of $11.70 per share                 416,750
Exercised at a weighted average price of $3.66 per share               (119,841)
Canceled at a weighted average price of $ 3.52 per share                (11,998)
                                                                       --------
Balance at December 31, 1997 (weighted average price of $7.79
   per share)                                                           775,144
                                                                       ========
Options exercisable at December 31, 1997                                265,613
                                                                       ========

         During 1995, the Company granted 240,000 options outside of the option plans, which consisted of 140,000 options at $3.06 to Brian J. Farrell, the Company's president; 70,000 options to a former employee as a part of the employee's severance package (50,000 at $2.81 and 20,000 at $2.25); and 30,000 options at $2.87 to two outside consultants who have subsequently become employees of the Company. In 1996, the Company issued 200,000 options outside of the option plans to Mr. Farrell at an exercise price of $5.00 per share. Share exercise prices for these options equal the market price of the Company's Common Stock at the date of the grant. In 1996 and 1997 one of the two outside consultants exercised 3,333 and 1,667 shares, respectively. In 1997 Mr. Farrell exercised 60,000 shares, as well as the Company's former employee whom exercised 70,000 shares.

         The following table summarizes information about stock options outstanding at December 31, 1997:

     NUMBER                WEIGHTED AVERAGE               WEIGHTED
 OUTSTANDING AT                REMAINING                   AVERAGE
DECEMBER 31, 1997          CONTRACTUAL LIFE             EXERCISE PRICE
-----------------         ------------------         --------------------
      339,730                     3                        $  2.91
      291,580                     7                        $  4.57
      277,167                     5                        $  9.29
      171,667                     5                        $ 14.33
-----------------         ------------------         --------------------
    1,080,144                     5                        $  6.81
=================         ==================         ====================

     SHARES                    WEIGHTED
 EXERCISABLE AT                 AVERAGE
DECEMBER 31, 1997           EXERCISE PRICE
-----------------         ------------------
    210,239                     $  2.89
    187,458                     $  4.63
     47,917                     $  7.51
     11,667                     $ 12.07
-----------------         ------------------
    457,281                     $  4.32
=================         ==================

         The estimated fair value of the options granted in 1995, 1996 and 1997 was $1,566,000 $1,094,000 and $3,041,000, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost for the Company's stock option plan and has been recognized in 1995, 1996 or 1997. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plan consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                  YEARS ENDED
                                  ----------------------------------------------
                                  DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                     1995            1996               1997
                                  ----------     -------------     -------------
Net income:
    As reported                   $  601,000     $   1,901,000     $   9,345,000
    Pro forma                     $    2,000     $   1,123,000     $   8,144,000
Net income per common and
  common equivalent share:
    As reported                   $      .17     $         .39     $        1.35
    Pro forma                     $       --     $         .23     $        1.18

         The fair market value of options granted under the stock option plans during 1995, 1996 and 1997 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                 YEARS ENDED
                                ------------------------------------------------
                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                   1995              1996               1997
                                -----------       -----------       -----------
Dividend yield                       0%                0%                0%
Anticipated volatility              83%               83%               83%
Risk-free interest rate         5.3% - 7.5%       5.2% - 6.7%       5.9% - 6.1%
Expected lives                    4 years           4 years           4 years

7.  MAJOR CUSTOMERS AND RELATED PARTY TRANSACTIONS

         Sales (before returns and allowances) to a major customer represented 12%, 12% and 19% of gross sales in the years ended December 31, 1995, 1996 and 1997, respectively. In 1996 one other customer represented 10% of sales (before returns and allowances). In 1997 another customer represented 10% of sales (before returns and allowances). The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

         In 1995, 1996 and 1997, the Company paid the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass, of which Mr. Skala, a director of the Company through January 14, 1997, is a partner, approximately $214,000, $215,000, and $107,000, respectively. As of December 31, 1996 and 1997, the Company had owing to Feder, Kaszovitz, Isaacson, Weber, Skala & Bass approximately $76,000 and $0, respectively.

         In 1996 and 1997, the Company paid Inland Productions, Inc., a Software developer in which the Company acquired 25% interest in on July 1, 1996 (See
Note 9), $775,000, and $985,000. As of December 31, 1996 and 1997, the Company
had owing to Inland Productions, Inc. $625,000 and $640,000, respectively.

8.  CAPITAL STOCK TRANSACTIONS

         In the months of July, August and September 1995, the Company received aggregate net proceeds of $2,613,000 from the sales of certain of its convertible preferred stock pursuant to Regulation S under the Act. The preferred shares were convertible by the holders thereof into 1,462,928 common shares of the Company. These shares were redeemable at the Company's option upon 30 days' written notice, and earned dividends at the rate of 9% per annum, payable at the Company's option in cash or by issuance of common shares equal to the dividend amount divided by the average market price of the preceding five days. As of December 31, 1995, a total of 1,335,211 shares of common stock had been issued upon conversion. During 1996, all shares of preferred stock had been converted to common stock, a total of 1,462,928 shares of common stock were issued upon conversion.

         During 1996, the Company issued 70,000 shares of common stock, at the fair market value of the stock on such date, in settlement of an accrued liability of $229,000 due to a former employee.

         During the years ended December 31, 1996 and 1997, the number of warrants to purchase the Company's Common Stock exercised were 70,000, and 15,164, respectively. The Company received proceeds from the exercise of such warrants totaling $149,000 and $123,000, in the years ended December 31, 1996 and 1997, respectively. There were 74,864 warrants exercised during the year ended December 31, 1995. At December 31, 1997 outstanding warrants were 58,497 at an average exercise price of $22.98.

         On February 14, 1997, the Company completed a public offering of 1,500,000 shares of the Company's Common Stock. In conjunction with the offering, the Company granted to the underwriters an over-allotment option, exercisable within 30 days of February 11, 1997, to purchase up to 225,000 additional shares of the Common Stock at the public offering price of $7.50 per share. On March 11, 1997, the underwriters exercised their over-allotment option. All of these shares were newly issued and sold on behalf of the Company. The net proceeds of the 1,725,000 shares sold by the Company, were approximately $11.7 million.


9.  OTHER LONG-TERM ASSETS

         On July 1, 1996, the Company acquired a 25% interest in Inland, a Software developer for home entertainment game systems. The investment consisted of $300,000 in cash and 52,660 shares of Common Stock valued at $300,000, and is included in other long-term assets in the accompanying balance sheet. The Company has contracted with Inland for the development of 32-bit and 64-bit versions of Turner's World Championship Wrestling and 32-bit and PC versions of BASS Masters Classic. The Company's investment exceeded its equity in the underlying net assets by $613,000, which is being amortized over five years. The Company's equity in the operating results of Inland is not material to the results of operations.

         On August 2, 1996, the Company acquired the business of Heliotrope Studios, Inc. ("Heliotrope"), an interactive Software developer for PC and an assignment of the distribution license and certain work-in-progress for a PC title (Pax Imperia: Eminent Domain) from Blizzard Entertainment, a division of Davidson Associates. In connection with the acquisition, the Company incurred costs of $115,000 and assumed certain liabilities (approximately $150,000) of Heliotrope. The excess of the Company's cost of the acquisition over the estimated fair value of assets acquired (approximately $265,000) has been included as a long-term investment in the accompanying balance sheet. Such excess cost is being amortized over five years. Because Heliotrope's assets and operations prior to the acquisition were insignificant, no pro forma information is presented.

10. COMMITMENTS AND CONTINGENCIES

         Royalties. At December 31, 1996 and 1997, future minimum guaranteed royalties were $3,133,000 and $11,499,000, respectively. Royalties are classified as current liabilities if initial sales are to commence within one year.

         Leases. The Company is committed under operating leases with lease termination dates to 2003. Minimum future rentals pursuant to these leases as of December 31, 1997 are as follows:

               1998                           $   558,000
               1999                               540,000
               2000                               538,000
               2001                               234,000
               2002                               154,000
               2003                               142,000
                                              -----------
                                              $ 2,166,000
                                              ===========

         Rent expense was $184,000, $183,000, and $258,000 in 1995, 1996 and
1997, respectively.

11. OPERATIONS IN GEOGRAPHIC AREAS

                  The Company is engaged in the development, marketing and distribution of Software products. The following information sets forth geographic information on the Company's sales, earnings (losses) from operations and identifiable assets for the years ended December 31, 1995, 1996 and 1997:

                                       UNITED
                                       STATES      EUROPE        ASIA     ELIMINATION   CONSOLIDATED
                                      --------    --------     --------     --------      --------
                                                        (in thousands of dollars)
Year ended December 31, 1995:
Sales to unaffiliated customers       $ 24,894    $  8,356           --           --      $ 33,250
Transfers between geographic areas          --          --           --           --            --
                                      --------    --------     --------     --------      --------
Total net revenue                     $ 24,894    $  8,356           --           --      $ 33,250
                                      ========    ========     ========     ========      ========
Pretax earnings (loss)                $  1,621    $   (869)    $     (4)    $   (125)     $    623
                                      ========    ========     ========     ========      ========
Identifiable assets at
  December 31, 1995                   $ 13,681    $  3,415     $      2     $   (182)     $ 16,916
                                      ========    ========     ========     ========      ========
Year ended December 31, 1996:
Sales to unaffiliated customers       $ 35,399    $ 14,856           --           --      $ 50,255
Transfers between geographic areas          --          --           --           --            --
                                      --------    --------     --------     --------      --------
Total net revenue                     $ 35,399    $ 14,856           --           --      $ 50,255
                                      ========    ========     ========     ========      ========
Pretax earnings                       $  1,222    $    668     $     19           --      $  1,909
                                      ========    ========     ========     ========      ========
Identifiable assets at
  December 31, 1996                   $ 17,163    $  5,860     $     --     $   (183)     $ 22,840
                                      ========    ========     ========     ========      ========
Year ended December 31, 1997:
Sales to unaffiliated customers       $ 75,365    $ 13,997           --           --      $ 89,362
Transfers between geographic areas          --          --           --           --            --
                                      --------    --------     --------     --------      --------
Total net revenue                     $ 75,365    $ 13,997           --           --      $ 89,362
                                      ========    ========     ========     ========      ========
Pretax earnings                       $  8,538    $  2,761           --           --      $ 11,299
                                      ========    ========     ========     ========      ========
Identifiable assets at
  December 31, 1997                   $ 52,067    $  7,568           --     $   (182)     $ 59,453
                                      ========    ========     ========     ========      ========

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company's summarized quarterly financial data are as follows:

                                                                     QUARTER ENDED
                                                   -------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)      MARCH 31     JUNE 30     SEPTEMBER 30  DECEMBER 31
---------------------------------------------      --------     --------      --------      --------
Year ended December 31, 1996
Revenues                                           $  6,582     $ 12,087      $ 11,102      $ 20,484
Expenses                                              6,839       11,591        10,450        19,466
                                                   --------     --------      --------      --------
Income before income taxes                             (257)         496           652         1,018
Income taxes                                              4           --            --             4
                                                   ========     ========      ========      ========
Net income                                         $   (261)    $    496      $    652      $  1,014
                                                   ========     ========      ========      ========

Net income per share:
       Basic                                       $   (.06)    $    .11      $    .14      $    .21
                                                   ========     ========      ========      ========
       Diluted                                     $   (.06)    $    .11      $    .13      $    .19
                                                   ========     ========      ========      ========

Year ended December 31, 1997
Revenues                                           $ 11,839     $ 12,265      $ 16,355      $ 48,903
Expenses                                             11,115       11,205        14,517        41,226
                                                   --------     --------      --------      --------
Income before income taxes                              724        1,060         1,838         7,677
Income taxes                                              4           66           410         1,474
                                                   ========     ========      ========      ========
Net income                                         $    720     $    994      $  1,428      $  6,203
                                                   ========     ========      ========      ========

Net income per share:
       Basic                                       $    .13     $    .15      $    .22      $    .93
                                                   ========     ========      ========      ========
       Diluted                                     $    .12     $    .14      $    .20      $    .84
                                                   ========     ========      ========      ========