Form 10-Q
period 1998-03-31
THQ INC
filed 1998-05-15
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________

                          Commission file No.: 0-18813

                                    THQ INC.
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                            13-3541686
--------------------------------                             -------------------
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

Common stock, $0.01 par value: 7,231,076 shares (as of May 13, 1998).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----


Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets -
            March 31, 1998 and December 31, 1997                               3

         Consolidated Statements of Operations -
            for the Three Months Ended March 31, 1998
            and 1997                                                           4

         Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 1998 and
            the Year Ended December 31, 1997                                   5

         Consolidated Statements of Cash Flows -
            for the Three Months Ended March 31, 1998 and 1997                 6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10


Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17
----------

Part I - Financial Information

Item 1. Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                           March 31,           December 31,
                                                                                            1998                   1997
                                                                                        ------------           ------------
                                                                                         (unaudited)
                                                                ASSETS
Current assets:
   Cash and cash equivalents                                                            $ 21,936,000           $ 11,724,000
   Accounts receivable-- net                                                              25,617,000             30,856,000
   Inventory                                                                               2,079,000              1,425,000
   Prepaid and deferred royalties                                                          5,292,000              3,645,000
   Software development costs                                                              8,902,000              6,044,000
   Deferred income taxes                                                                   1,666,000              1,666,000
   Prepaid expenses and other current assets                                                 372,000                478,000
                                                                                        ------------           ------------
       Total current assets                                                               65,864,000             55,838,000
Equipment-- net                                                                            1,245,000              1,163,000
Deferred royalties-- net of current portion                                                       --                500,000
Software development costs-- net of current portion                                               --              1,300,000
Other long-term assets                                                                       606,000                652,000
                                                                                        ------------           ------------
       TOTAL ASSETS                                                                     $ 67,715,000           $ 59,453,000
                                                                                        ============           ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                 $  6,857,000           $ 10,952,000
  Accrued royalties                                                                       17,482,000              9,949,000
  Income taxes payable                                                                     2,972,000              3,475,000
                                                                                        ------------           ------------
       Total current liabilities                                                          27,311,000             24,376,000
Accrued royalties-- net of current portion                                                        --              1,550,000
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $.01, 35,000,000 shares authorized; 6,924,570 shares and 6,775,899 shares issued and outstanding as
    of March 31, 1998 and December 31, 1997, respectively                                     69,000                  4,000
  Additional paid-in capital                                                              47,806,000             47,559,000
  Cumulative foreign currency translation adjustment                                         154,000                 81,000
  Accumulated deficit                                                                     (7,625,000)           (14,117,000)
                                                                                        ------------           ------------
       Total shareholders' equity                                                         40,404,000             33,527,000
                                                                                        ------------           ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 67,715,000           $ 59,453,000
                                                                                        ============           ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                        --------------------------------
                                                            1998                 1997
                                                        -----------          -----------
Net sales                                               $48,453,000          $11,839,000

Costs and expenses:
  Cost of sales                                          20,363,000            7,242,000
  Royalties                                              11,131,000            1,693,000
  Product development                                       730,000              224,000
  Selling                                                 3,912,000            1,057,000
  General and administrative                              2,955,000              929,000
                                                        -----------          -----------
Total costs and expenses                                 39,091,000           11,145,000
                                                        -----------          -----------
Income from operations                                    9,362,000              694,000
Interest income, net                                        158,000               30,000
                                                        -----------          -----------
Income before income taxes                                9,520,000              724,000
Provision for income taxes                                3,028,000                4,000
                                                        -----------          -----------
Net income                                              $ 6,492,000          $   720,000
                                                        ===========          ===========

Net income per share-- basic                            $      0.95          $      0.13
                                                        ===========          ===========
Net income per share-- diluted                          $      0.86          $      0.12
                                                        ===========          ===========

Shares used in per share calculation-- basic              6,808,000            5,535,000
                                                        ===========          ===========
Shares used in per share calculation-- diluted            7,542,000            6,041,000
                                                        ===========          ===========


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1997 and
                      The Three Months Ended March 31, 1998




                                                                                           Additional
                                            Preferred         Common         Common         Paid-in
                                              Stock           Shares         Amount         Capital
                                          ------------    ------------    ------------    ------------
Balance at January 1, 1997                          --       4,739,883    $      4,000    $ 34,558,000
Issuance of Common Stock                            --       1,725,000              --      11,708,000
Exercise of warrants and options                    --         311,016              --       1,293,000
Net income                                          --              --              --              --
Foreign currency translation adjustment             --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance at December 31, 1997                        --       6,775,899           4,000      47,559,000
Exercise of options                                 --         148,671           1,000         247,000
Revaluation of Common Stock                         --              --          64,000              --
Net income                                          --              --              --              --
Foreign currency translation adjustment             --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance at March 31, 1998 (unaudited)               --       6,924,570    $     69,000    $ 47,806,000
                                          ============    ============    ============    ============


                                          Cumulative
                                            Foreign
                                           Currency
                                          Translation     Accumulated
                                           Adjustment       Deficit          Total
                                          ------------    ------------    ------------
Balance at January 1, 1997                $    (52,000)   $(23,462,000)   $ 11,048,000
Issuance of Common Stock                            --              --      11,708,000
Exercise of warrants and options                    --              --       1,293,000
Net income                                          --       9,345,000       9,345,000
Foreign currency translation adjustment        133,000              --         133,000
                                          ------------    ------------    ------------
Balance at December 31, 1997                    81,000     (14,117,000)     33,527,000
Exercise of options                                 --              --         248,000
Revaluation of Common Stock                         --              --          64,000
Net income                                          --       6,492,000       6,492,000
Foreign currency translation adjustment         73,000              --          73,000
                                          ------------    ------------    ------------
Balance at March 31, 1998 (unaudited)     $    154,000    $ (7,625,000)   $ 40,404,000
                                          ============    ============    ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                      -----------------------------------
                                                                          1998                   1997
                                                                      ------------           ------------
Cash flows from operating activities:
Net income                                                            $  6,492,000           $    720,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                          105,000                111,000
    Provision for doubtful accounts, discounts and returns               6,516,000              1,159,000
 Changes in operating assets and liabilities:
    Accounts receivable                                                  1,828,000              6,206,000
    Inventory                                                             (653,000)            (1,012,000)
    Prepaid and deferred royalties and
        Software development costs                                       2,412,000                469,000
    Prepaid expenses and other current assets                              106,000                 15,000
    Accounts payable and accrued expenses                               (4,106,000)               466,000
    Accrued income taxes                                                  (504,000)                    --
    Accrued royalties                                                      866,000             (2,463,000)
    Accrued returns and allowances                                      (3,069,000)            (1,598,000)
                                                                      ------------           ------------
Net cash provided by operating activities                                9,993,000              4,073,000

Cash flows used in investing activities:
    Acquisition of equipment                                              (139,000)              (306,000)
                                                                      ------------           ------------

Cash flows from financing activities:
    Repayment of advance from bank                                              --             (5,355,000)
    Net proceeds from issuance of common stock                                  --             11,697,000
    Proceeds from exercise of options and warrants                         312,000                 44,000
                                                                      ------------           ------------
Net cash provided by financing activities                                  312,000              6,386,000

Effect of exchange rate changes on cash and cash equivalents                46,000                (81,000)
                                                                      ------------           ------------

Net increase in cash and cash equivalents                               10,212,000             10,072,000
Cash and cash equivalents - beginning of period                         11,724,000              2,734,000
                                                                      ------------           ------------
Cash and cash equivalents - end of period                             $ 21,936,000           $ 12,806,000
                                                                      ============           ============

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                          $  3,540,000           $      4,000
                                                                      ============           ============
Cash paid during the period for interest                              $      6,000           $     36,000
                                                                      ============           ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Unaudited Interim Financial Information. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year or for any interim period.

        Basic and Diluted Earnings Per Share. Basic EPS is based upon the weighted-average number of common shares for the period. SFAS 128 also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:


                                                         For the Three Months Ended
                                                                 March 31,
                                                       ------------------------------
                                                          1998                1997
                                                       ----------          ----------

Net income used to compute basic and
  diluted earnings per share                           $6,492,000          $  720,000
                                                       ----------          ----------
Weighted average number of shares
  Outstanding-- basic                                   6,808,000           5,535,000
Dilutive effect of stock options and warrants             734,000             506,000
                                                       ----------          ----------
Number of shares used to compute
 earnings per share-- diluted                           7,542,000           6,041,000
                                                       ==========          ==========

        Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Recently Issued Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adopting SFAS No. 130 during the period ended March 31, 1998 did not have an effect on the Company's financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Adopting of SFAS No. 131 during the period ended March 31, 1998 did not have an effect on the Company's financial statements.

        In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supercedes Statement of Position 91-1 "Software Revenue Recognition." This Statement is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. The Company has evaluated its revenue recognition policies of the adaptation of SOP 97-2; and believes that such adoption will not have any impact.

2.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at March 31, 1998 and December 31, 1997 are composed of the following:

                                                       March 31,            December 31,
                                                         1998                   1997
                                                     ------------           ------------
Accounts receivable-- domestic                       $ 34,401,000           $ 33,787,000
Other accounts receivable-- foreign                     2,810,000              5,075,000
Other receivables                                           2,000                133,000
Allowance for foreign doubtful accounts                   (25,000)               (10,000)
Allowance for foreign discounts and returns              (671,000)              (362,000)
Allowance for domestic doubtful accounts,
  Discounts and returns                               (10,900,000)            (7,767,000)
                                                     ------------           ------------
Accounts receivable-- net                            $ 25,617,000           $ 30,856,000
                                                     ============           ============


3.      REINCORPORATION

        On January 6, 1998, T.HQ, Inc., a New York corporation ("THQ New York"), was merged with and into its wholly owned subsidiary, THQ Inc., a Delaware corporation ("THQ Delaware"), for the purpose of changing the Company's state of incorporation from New York to Delaware (the "Reincorporation"). Pursuant to the Reincorporation each share of THQ New York's common stock, par value $.0001 per share, outstanding prior to the Reincorporation was converted into one share of commmon stock, $0.01 par value per share, of THQ Delaware.


4.      SUBSEQUENT EVENTS


        On May 1, 1998, the Company acquired all of the outstanding shares of GameFx, Inc., a Delaware corporation ("GameFx"), pursuant to a merger of GameFx with and into a newly formed, wholly owned subsidiary of the Company. The consideration paid by the Company consisted of (i) the issuance of approximately 236,800 shares of Common Stock, (ii) the assumption of stock options issued by GameFx to its employees that, if and when exercised, permit the holders thereof to acquire approximately 9,900 Shares, (iii) approximately $790,000 in cash, and
(iv) the assumption of the liabilities of GameFx incurred in the ordinary course of its business.



                        ---------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company develops, publishes and distributes interactive entertainment software ("Software") for the market dominant hardware platforms ("Platforms") sold by Nintendo and Sony (the "Manufacturers"), and for personal computers ("PC"). For the three months ended March 31, 1998, sales of Nintendo Software constituted 45% of the Company's net sales, Sony PlayStation sales were 54%, and the remaining 1% was derived from sales of PC titles.

        While the Company historically has published titles for the 16-bit Platforms, it does not intend to publish any new titles after the release of its last Super Nintendo title in March 1998. The Company does not intend to publish any new titles for the Sega Platforms during 1998.

        The Company's business cycle generally commences with the securing of a license to publish one or more titles based on a Property. Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. (See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs.") After securing the Property, the Company commences Software development for the title. Upon completion of development and approval of the title by the Manufacturer, the Company orders products and generally causes a letter of credit to be opened in favor of the Manufacturer or obtains a line of credit from the Manufacturer. Products are shipped at the Company's expense to a public warehouse in California for domestic distribution or in the United Kingdom for foreign distribution. Foreign sales to distributors in countries other than the United Kingdom are shipped at the customer's expense directly to the customer's location.

        The Company has unfilled sales orders, the amount of which fluctuates from time to time, commonly referred to as "backlog." However, substantially all of the Company's product orders are fulfilled shortly after they are received. Accordingly, the Company does not believe that the amount of its unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods.

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

        On March 10, 1998, the Company announced that its current license agreement with World Championship Wrestling will not be renewed. The current license agreement expires on December 29, 1998, and permits the Company to continue to sell products on hand and in process at that date through June 29, 1999. Products released by the Company under this license accounted for 88% of the Company's revenues in the three months ended March 31, 1998 and are expected to account for a substantial portion of the Company's revenues in the remaining three quarters of 1998. There can be no assurance that this development will not have a material adverse affect on the Company.

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

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its prepaid royalties, and capitalizes Software development costs upon the establishment of technological feasibility of the title under development and amortizes such costs through royalty expense. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. The Company analyzes such capitalized costs quarterly and writes off as project abandonment losses those capitalized payments and costs (and expenses any unpaid guaranteed minimum royalties) when, based on the Company's estimate, future revenues will not be sufficient to recover such costs. As of March 31, 1998, the Company had prepaid royalties and capitalized development costs of $14.2 million. If the Company were required to write off a material portion of its prepaid royalties or capitalized development costs, the Company's results of operations could be adversely affected.

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

        At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, other customer accommodations and doubtful accounts that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the titles and other factors. For the three months ended March 31, 1998, provisions of $6.5 million were taken against gross sales. As of March 31, 1998, the Company's aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $11.6 million.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:

                                              Three Months
                                                  Ended
                                                March 31,
                                       -------------------------
                                         1998             1997
                                       --------         --------

Domestic sales                             87.1%            59.7%
Foreign sales                              12.9             40.3
                                       --------         --------
Net sales                                 100.0%           100.0%
Costs and expenses:
   Cost of sales                           42.0%            61.2%
   Royalties                               23.0             14.3
   Product development                      1.5              1.9
   Selling                                  8.1              8.9
   General and administrative               6.1              7.9
                                       --------         --------
Total costs and expenses                   80.7%            94.2%
                                       --------         --------
Income from operations                     19.3%             5.8%
Interest income, net                        0.3              0.3
                                       --------         --------
Income before income taxes                 19.6%             6.1%
                                       ========         ========
Net income                                 13.4%             6.1%
                                       ========         ========


        The following table sets forth, for the three months ended March 31, 1998 and 1997, the titles released during such periods for the Platforms indicated:

                         Three Months Ended
                              March 31,
                         ------------------
                          1998        1997
                         ------      ------
PC CD-Rom                     1          --
PlayStation                   3           1
SNES                          2           5
Genesis                      --           2
Game Boy                     --           1
                         ======      ======
          Total               6           9
                         ======      ======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998, TO THE THREE MONTHS ENDED MARCH 31, 1997

        The Company's net sales increased 309% to $48,453,000 in the three months ended March 31, 1998, from $11,839,000 in the same period of 1997, as a result of significantly higher unit sales per title shipped and increased demand for previously released titles. For the three months ended March 31, 1998, net sales of the Company's top three titles, WCW Nitro PlayStation (released domestically in January 1998), WCW vs. NWO Nintendo 64 (originally released domestically in November 1997 and internationally in February 1998), and WCW vs. The World PlayStation (originally released in March 1997), were $20,892,000 (43.1% of net sales), $18,250,000 (37.7% of net sales), and $3,007,000 (6.2% of net sales), respectively. In the three months ended March 31, 1997, net sales of products based on the Company's top three titles, WCW vs. The World, Super Empire Strikes Back and Super Return of the Jedi, were $2,117,000 (17.9% of net sales), $1,736,000 (14.7% of net sales), and $1,674,000 (14.1% of net sales), respectively.

        Net sales relating to the PlayStation and Nintendo 64 Platforms accounted for 54% and 38% respectively, of net sales for the three months ended March 31, 1998 compared to 20% and 0% for the same period of 1997.

        Foreign net sales increased to $6,242,000 in the three months ended March 31, 1998, from $4,776,000 in the same period of 1997, but decreased as a percentage of net sales to 12.9% from 40.3% because the Company released its Ray Tracers, NBA Live '98 and WCW Nitro titles only in the United States. The Company has domestic distribution rights only for Ray Tracers and NBA Live '98; the Company will release WCW Nitro after the end of the first quarter.

        Cost of sales for the three months ended March 31, 1998 decreased significantly as a percentage of net sales to 42.0% from 61.2% in the same period of 1997 primarily as a result of the increase in CD-ROM product sales (which generally have more favorable gross margins than do cartridges).

        Royalty expense as a percentage of net sales increased in the three months ended March 31, 1998 to 23.0% from 14.8%, for 1997. The increase was due to the higher volume of PlayStation and Nintendo 64 titles sold in 1998 which generally have higher development costs and royalty rates than 8-bit and 16-bit products.

        For the three months ended March 31, 1998, selling expenses increased by $2,855,000 compared to the same period of 1997, as a result of increased marketing efforts for new titles (consisting primarily of print and retail cooperative advertising) and increased warehouse expenses which are the result of increased sales volumes. Selling expenses declined as a percentage of net sales to 8.1% in 1998 from 8.9% in 1997 because of increased sales revenues.

        General and administrative expenses for the three months ended March 31, 1998, increased in dollar terms over the comparable period of 1997 to $2,955,000 from $929,000, respectively. This increase was due in part to increased infrastructure and personnel costs both domestically and internationally in 1998 incurred as a result of the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company typically opens letters of credit in their favor or obtains a line of credit from the Manufacturer. As of March 31, 1998, the Company had obligations with respect to open letters of credit of $3,245,000. As of March 31, 1998, the Company had obligations with respect to future guaranteed minimum royalties of $17,482,000, all of which are payable within the subsequent twelve months.

        Accounts receivable decreased from December 31, 1997 to March 31, 1998, as a result of the timing of sales and collections during the period. Prepaid and deferred royalties and Software development costs increased from December 31, 1997 as a result of the Company entering into several new contracts for both Properties and new product development. (See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs.") Since the Company records as a liability the entire guarantee of a contract at its inception, accrued royalties also increased significantly from December 31, 1997. Accounts payable and accrued expenses decreased significantly from December 31, 1997 as a result of the timing of large product receipts in the last part of 1997 and the timing of payments on accounts payable.

        The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that the funds provided by operations and funds available under the Company's revolving credit facility with its bank will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1998. The Company does not anticipate making material additional capital expenditures in 1998.


                   -------------------------------------------

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits.
                ---------

 Exhibit
 Number     Title
--------    -----

    3.1 Certificate of Incorporation (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-32221), Amendment No.1, and incorporated herein by reference)

    3.2 Amendment to Certificate of Incorporation (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-32221), Amendment No.1, and incorporated herein by reference)

    3.3 Bylaws (Filed as Exhibit 3.3 to the Company's Registration Statement on Form S-3 (File No. 333-32221), Amendment No.1, and incorporated herein by reference)

    27      Financial Data Schedule


        (b)     Reports on Form 8-K
                -------------------

                On March 30, 1998, the Company filed a Current Report on Form 8-K to file, under Item 7, a Cautionary Statement Regarding Forward-Looking Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1998                      THQ, INC.

                                         By: /s/ Brian J. Farrell
                                             -----------------------------------
                                                 Brian J. Farrell
                                                 President and Chief
                                                 Executive Officer


                                         THQ, INC.

                                         By: /s/ Fred Gysi
                                             -----------------------------------
                                                 Fred Gysi
                                                 Vice President Finance
                                                 and Administration
                                                 Principal Accounting Officer