Form 10-Q
period 1998-06-30
THQ INC
filed 1998-08-14
CIK 865570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                             ---------------------


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


         For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813
                          ----------------------------

                                    THQ INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                13-3541686
      -------------------------------                ----------------
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

Common stock, $0.01 par value: 7,276,176 shares (as of August 12, 1998). This number does not reflect the 50% stock dividend payable on or about August 24, 1998 to stockholders of record on August 20, 1998.

                            THQ INC. AND SUBSIDIARIES

                                      INDEX



                                                                                        Page
                                                                                        ----
Part I - Financial Information


Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                     June 30, 1998 and December 31, 1997                                  3

                  Consolidated Statements of Operations -
                     for the Three Months and Six Months Ended
                     June 30, 1998 and 1997                                               4

                  Consolidated Statement of Shareholders' Equity
                     for the Six Months Ended June 30, 1998 and
                     the Year Ended December 31, 1997                                     5

                  Consolidated Statements of Cash Flows -
                     for the Six Months Ended June 30, 1998 and 1997                      6

                  Notes to Consolidated Financial Statements                              8

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                            13


Part II - Other Information


Item 4.           Submission of Matters to a Vote of Security Holders                   21

Item 6.           Exhibits and Reports on Form 8-K                                      21

Signatures                                                                              23

Part I - Financial Information
Item 1. Financial Statements.



                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                      June 30,        December 31,
                                                                                        1998              1997
                                                                                    ------------      ------------
                                                                                     (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $ 20,226,000      $ 11,724,000
   Marketable securities                                                               1,081,000                --
   Accounts receivable - net                                                          14,658,000        30,856,000
   Inventory                                                                           2,599,000         1,425,000
   Prepaid and deferred royalties                                                      5,627,000         3,645,000
   Software development costs                                                          9,125,000         6,044,000
   Deferred income taxes                                                               1,666,000         1,666,000
   Prepaid income taxes                                                                   95,000                --
   Prepaid expenses and other current assets                                             780,000           478,000
                                                                                    ------------      ------------
          Total current assets                                                        55,857,000        55,838,000
Property and equipment - net                                                           1,361,000         1,163,000
Deferred royalties - net of current portion                                                   --           500,000
Software development cost - net of current portion                                            --         1,300,000
Other long-term assets                                                                 2,670,000           652,000
                                                                                    ------------      ------------
       TOTAL ASSETS                                                                 $ 59,888,000      $ 59,453,000
                                                                                    ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                             $  6,497,000      $ 10,952,000
  Accrued royalties                                                                   10,212,000         9,949,000
  Income taxes payable                                                                        --         3,475,000
                                                                                    ------------      ------------
           Total current liabilities                                                  16,709,000        24,376,000
  Accrued royalties - net of current portion                                                  --         1,550,000
Commitments and Contingencies
Shareholders' equity:
  Common stock, par value $.01, 35,000,000 shares authorized; 10,868,438 shares and 10,163,848 shares issued and outstanding as of June 30, 1998 and,
     December 31, 1997,
     respectively                                                                        109,000             4,000
 Additional paid-in capital                                                           54,851,000        47,559,000
 Cumulative foreign currency translation adjustment                                      192,000            81,000
 Accumulated deficit                                                                 (11,973,000)      (14,117,000)
                                                                                    ------------      ------------
         Total shareholders' equity                                                   43,179,000        33,527,000
                                                                                    ------------      ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 59,888,000      $ 59,453,000
                                                                                    ============      ============




                 See notes to consolidated financial statements.

                           THQ INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                          Three Months Ended                Six Months Ended
                                                              June 30,                          June 30,
                                                   ------------------------------     -----------------------------
                                                       1998              1997             1998             1997
                                                   ------------      ------------     ------------     ------------
Net sales                                          $ 29,325,000      $ 12,265,000     $ 77,778,000     $ 24,104,000

Costs and expenses:
  Cost of sales                                      13,611,000         6,503,000       33,974,000       13,745,000
  Royalties                                           4,922,000         2,090,000       16,053,000        3,783,000
  Product development                                 1,521,000           321,000        2,250,000          545,000
  Selling                                             3,775,000         1,297,000        7,688,000        2,353,000
  General and administrative                          1,840,000         1,096,000        4,794,000        2,026,000
  In-process research and development                 7,232,000                --        7,232,000               --
                                                   ------------      ------------     ------------     ------------
Total costs and expenses                             32,901,000        11,307,000       71,991,000       22,452,000
                                                   ------------      ------------     ------------     ------------
Income (loss) from operations                        (3,576,000)          958,000        5,787,000        1,652,000
Interest income, net                                    310,000           102,000          468,000          132,000
                                                   ------------      ------------     ------------     ------------
Income (loss) before income taxes                    (3,266,000)        1,060,000        6,255,000        1,784,000
Provision for income taxes                            1,083,000            66,000        4,111,000           70,000
                                                   ------------      ------------     ------------     ------------
Net income (loss)                                  $ (4,349,000)     $    994,000     $  2,144,000     $  1,714,000
                                                   ============      ============     ============     ============

Net income (loss) per share - basic                $      (0.41)     $       0.10     $       0.20     $       0.19
                                                   ============      ============     ============     ============
Net income (loss) per share - diluted              $      (0.41)     $       0.09     $       0.19     $       0.18
                                                   ============      ============     ============     ============

Shares used in per share calculation - basic         10,701,000         9,727,000       10,458,000        9,018,000
                                                   ============      ============     ============     ============
Shares used in per share calculation - diluted       10,701,000        10,500,000       11,516,000        9,784,000
                                                   ============      ============     ============     ============


Add back in-process research and
  development                                      $  7,232,000      $         --     $  7,232,000     $         --
                                                   ------------      ------------     ------------     ------------
Net income before in-process research
  and development                                  $  2,883,000      $    994,000     $  9,376,000     $  1,714,000
                                                   ============      ============     ============     ============
Net income per share before in-process
  research and development                         $       0.25      $       0.09     $       0.81     $       0.18
                                                   ============      ============     ============     ============
Shares used in per share calculation                 11,699,000        10,500,000       11,516,000        9,784,000
                                                   ============      ============     ============     ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Year Ended December 31, 1997 and
                       the Six Months Ended June 30, 1998




                                                                                       Cumulative
                                                                                          Foreign     Retained
                                                                          Additional     Currency     Earnings
                                        Preferred   Common      Common      Paid-in     Translation (Accumulated
                                          Stock     Stock       Amount      Capital     Adjustment     Deficit)        Total
                                         -------  ----------  ----------  ------------   ---------   ------------   -----------
Balance at January 1, 1997                    --   7,109,824  $    4,000  $ 34,558,000   $ (52,000)  $(23,462,000)  $11,048,000
Exercise of warrants and options              --     466,524          --     1,293,000          --             --     1,293,000
Issuance of Common stock                      --   2,587,500          --    11,708,000          --             --    11,708,000
Net income                                    --          --          --            --          --      9,345,000     9,345,000
Foreign currency translation adjustment       --          --          --            --     133,000             --       133,000
                                         -------  ----------  ----------  ------------   ---------   ------------   -----------
Balance at December 31, 1997                  --  10,163,848       4,000    47,559,000      81,000    (14,117,000)   33,527,000
Exercise of warrants and options              --     349,407       2,000     1,176,000          --             --     1,178,000
Issuance of Common Stock                      --     355,183       2,000     6,217,000          --             --     6,219,000
Revaluation of Common stock                   --          --     101,000      (101,000)         --             --            --
Net income                                    --          --          --            --          --      2,144,000     2,144,000
Foreign currency translation adjustment       --          --          --            --     111,000             --       111,000
                                         -------  ----------  ----------  ------------   ---------   ------------   -----------
Balance at June 30, 1998 (unaudited)          --  10,868,438  $  109,000  $ 54,851,000   $ 192,000   $(11,973,000)  $43,179,000
                                         =======  ==========  ==========  ============   =========   ============   ===========



                 See notes to consolidated financial statements

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                               ---------------------------
                                                                                    1998          1997
                                                                               ------------   ------------
Cash flows from operating activities:
Net income                                                                     $  2,144,000   $  1,714,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                   491,000        227,000
    Provision for doubtful accounts, discounts and returns                        9,855,000      2,021,000
    In-process research and development                                           7,232,000             --
 Changes in operating assets and liabilities, net of effects from purchase of GameFx, Inc.:
    Accounts receivable                                                          11,941,000      7,199,000
    Inventory                                                                    (1,171,000)       195,000
    Prepaid and deferred royalties and
        software development costs                                                1,117,000       (748,000)
    Prepaid expenses and other current assets                                      (302,000)       (43,000)
    Prepaid taxes                                                                  (162,000)            --
    Accounts payable and accrued expenses                                        (4,509,000)        12,000
    Accrued royalties                                                            (5,626,000)    (2,052,000)
    Accrued returns and allowances                                               (5,565,000)    (2,055,000)
    Accrued taxes                                                                (3,408,000)            --
                                                                               ------------   ------------
Net cash provided by operating activities                                        12,037,000      6,470,000

Cash flows used in investing activities:
    Marketable securities                                                        (1,081,000)            --
    Investment in joint venture                                                  (2,010,000)            --
    Payment for purchase of GameFx, Inc.                                         (1,315,000)            --
    Acquisition of equipment                                                       (395,000)      (440,000)
                                                                               ------------   ------------
Net cash used in investing activities                                            (4,801,000)      (440,000)

Cash flows from financing activities:
    Repayment of advance from bank                                                       --     (5,355,000)
    Net proceeds from issuance of common stock                                           --     11,657,000
    Proceeds from exercise of options and warrants                                1,178,000        149,000
                                                                               ------------   ------------
Net cash provided by financing activities                                         1,178,000      6,451,000

Effect of exchange rate changes on cash                                              88,000        (49,000)
                                                                               ------------   ------------

Net increase in cash                                                              8,502,000     12,432,000
Cash and cash equivalents - beginning of period                                  11,724,000      2,734,000
                                                                               ------------   ------------
Cash and cash equivalents - end of period                                      $ 20,226,000   $ 15,166,000
                                                                               ============   ============




                See notes to consolidated financial statements.


                                   (continued)

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                   $1,829,000  $    4,000
                                                                               ==========  ==========
Cash paid during the period for interest                                       $   10,000  $   42,000
                                                                               ==========  ==========



Non-cash Transactions:

On May 1, 1998 the Company issued 355,183 shares of Common Stock as a part of the purchase price for GameFx, Inc., increasing purchased in-process research and development and additional paid in capital by $6,217,000.










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

         In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         Reclassifications. Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

         Basic and Diluted Earnings Per Share. Basic EPS is based upon the weighted-average number of common shares for the period. Statement of Financial Accounting Standards ("SFAS") 128 also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior periods has been presented in conformity with the provisions of SFAS
128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:


                                               For the Three Months Ended     For the Six Months Ended
                                                         June 30,                     June 30,
                                               ---------------------------  --------------------------
                                                   1998           1997           1998         1997
                                               ------------   ------------  ------------  ------------
Net income (loss) used to compute basic
and diluted earnings per share                 $ (4,349,000)  $    944,000  $  2,144,000  $  1,714,000
                                               ------------   ------------  ------------  ------------
Weighted average number of shares
  outstanding - basic                            10,701,000      9,727,000    10,458,000     9,018,000
Dilutive effect of stock options and warrants            --        773,000     1,058,000       766,000
                                               ------------   ------------  ------------  ------------
Number of shares used to compute earnings
per share - diluted                              10,701,000     10,500,000    11,516,000     9,784,000
                                               ============   ============  ============  ============

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Marketable Securities. The investment in marketable securities is stated at the lower of cost or market. Market value is determined at the balance sheet date.

         Recently Issued Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adopting SFAS No. 130 during the period ended June 30, 1998 did not have an effect on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Adopting of SFAS No. 131 during the period ended June 30, 1998 did not have an effect on the Company's financial statements.

         In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supercedes Statement of Position 91-1 "Software Revenue Recognition." This Statement is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. In March 1998 SOP 98-4 deferred the effective date of a provision of SOP 97-2. The Company has evaluated its revenue recognition policies of the adaptation of SOP 97-2; and believes that such adoption will not have any impact.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits". SFAS No. 132 supersedes the disclosure requirements in FASB Statements No. 87 "Employers' Accounting for Pensions", No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and Termination Benefits", and No. 106 "Employers' Accounting for Postretirement Benefit Other Than Pensions." This statement addresses disclosure only. SFAS 132 is effective for financial statements for periods beginning after December 31, 1997. Adopting of SFAS 132 during the period ended June 30, 1998 did not have an effect on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedge Activities". SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either asset or liability in the statement of financial position and measure those instruments at fair value SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

2.       ACQUISITIONS

         On May 1, 1998, the Company acquired all of the outstanding shares of an applied technology company, GameFx, Inc., a Delaware corporation ("GameFx"), pursuant to a merger of GameFx with and into a newly formed, wholly owned subsidiary of the Company. The consideration paid by the Company consisted of
(i) the issuance of approximately 355,200 shares of Common Stock, (ii) the assumption of stock options issued by GameFx to its employees that, if and when exercised, permit the holders thereof to acquire approximately 14,850 shares,
(iii) approximately $800,000 in cash, and (iv) the assumption of the liabilities of GameFx incurred in the ordinary course of its business. The total acquisition cost was approximately $7.5 million and was accounted for as a purchase. The purchase price was allocated to certain intangible assets acquired and to purchased in-process research and development ("R & D"). Purchased R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R & D is required to be expensed. Accordingly, $7.2 million of the acquisition cost was expensed in the second quarter of 1998.

3.          ACCOUNTS RECEIVABLE

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at June 30, 1998 and December 31, 1997 are composed of the following:


                                                     June 30,       December 31,
                                                      1998              1997
                                                  ------------     ------------
Accounts receivable-- domestic                    $ 23,079,000     $ 33,787,000
Other accounts receivable-- foreign                  4,011,000        5,075,000
Other receivables                                        6,000          133,000
Allowance for foreign doubtful accounts                (41,000)         (10,000)
Allowance for foreign discounts and returns         (1,001,000)        (362,000)
Allowance for domestic doubtful accounts,
  discounts and returns                            (11,396,000)      (7,767,000)
                                                  ------------     ------------
Accounts receivable-- net                         $ 14,658,000     $ 30,856,000
                                                  ============     ============


4.       REINCORPORATION

         On January 6, 1998, T.HQ, Inc., a New York corporation ("THQ New York"), was merged with and into its wholly owned subsidiary, THQ Inc., a Delaware corporation ("THQ Delaware"), for the purpose of changing the Company's state of incorporation from New York to Delaware (the "Reincorporation"). Pursuant to the Reincorporation each share of THQ New York's common stock, par value $.0001 per share, outstanding prior to the Reincorporation was converted into one share of common stock, $0.01 par value per share, of THQ Delaware.



5.       OTHER LONG-TERM INVESTMENTS

         In June 1998, the Company announced that, in partnership with JAKKS Pacific Inc. ("JAKKS Pacific") (a manufacturer and marketer of toys), it had signed an exclusive ten-year license agreement with Titan Sports Inc. ("Titan") to publish World Wrestling Federation electronic games on all platforms. The games will be designed, developed, manufactured and marketed by a joint venture of the Company and JAKKS Pacific. The Company will oversee product development and sales, and the Company and JAKKS Pacific will co-manage the marketing of the games. The Company expects that the first game produced under this license will be released near the end of 1999. This investment is accounted for under the equity method of accounting for investment. The Company has a 50% ownership interest in this joint venture. This investment of $2,010,000 is predominately initial funding. No activity had commenced in this joint venture as of June 30, 1998.

6.       SUBSEQUENT EVENTS

         On July 23, 1998, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable on or about August 24, 1998 to stockholders of record on August 20, 1998. The accompanying consolidated financial statements have been adjusted to give effect to this stock dividend.

                       ----------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The Company develops, publishes and distributes interactive entertainment software ("Software") for the major hardware Platforms ("Platforms") sold by Nintendo and Sony (the "Manufacturers") and for use on personal computers ("PCs"). The following table sets forth, for the periods indicated, the percentage of the Company's revenues derived from sales of Titles for the Platforms indicated:


                                         Three Months            Six Months Ended
                                        Ended June 30,               June 30,
                                     -------------------       -------------------
                                      1998         1997         1998         1997
                                     ------       ------       ------       ------
      Platform
Nintendo (excluding Game Boy)          59%           8%          48%          29%
Nintendo Game Boy                      16%          35%           9%          32%
Sony                                   25%          54%          43%          37%
Sega                                   --            2%          --            2%
PC                                     --            1%          --           --


         The Company's business cycle generally commences with the securing of a license to publish one or more Software titles ("Titles") based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports trends or concepts ("Properties"). Such licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After obtaining the license, the Company commences Software development for the Title. Upon completion of development and approval of the Title by the Manufacturer, the Company orders products and generally causes a letter of credit to be opened in favor of the Manufacturer or obtains a line of credit from the Manufacturer. Products are shipped at the Company's expense to a public warehouse in California for domestic distribution or in the United Kingdom for foreign distribution. Foreign sales to distributors in countries other than the United Kingdom are shipped at the customer's expense directly to the customer's location.

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

         Profit margins may vary over time as a result of a variety of other factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As Software has grown more complex, the trend in the Software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products. However, these savings may be offset by typically higher development costs for Titles published on CD-ROMs; such higher costs result from the creation of increased and enhanced content to take advantage of the greater storage capacity available on CD-ROMs.

         Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of Titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of Products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its advances to developers as prepaid royalties and capitalizes internal Software development costs for each PC Title incurred after the establishment of technological feasibility of the Title. (The Company has not incurred material internal development costs for console Titles). Amortization of these payments and costs is determined on a Title-by-Title basis based on the greater of (i) the ratio of current gross revenues for a Title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the Title. The Company analyzes such capitalized costs quarterly and writes off associated prepaid and deferred royalties and Software development costs when, based on the Company's estimate, future revenues will not be sufficient to recover such amounts. As of June 30, 1998, the Company had prepaid royalties and capitalized development costs of $14.8 million. If the Company were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved therefor, the Company's results of operations could be materially and adversely affected.

         Discounts, Allowances and Returns; Inventory Management. Although the Company's arrangements with its customers generally do not give such customers the right to return products to the Company (other than defective products) or to cancel firm orders, the Company often negotiates accommodations to retailers (and, less often, to distributors) when demand for specific Titles falls below expectations for the purpose of maintaining its relationships with its customers. Such accommodations consist of acquiescing to the customer's request that not all booked orders be filled or that not all shipped orders be accepted, negotiated price discounts, credits against future orders and, less often, the return of products to the Company. It is the Company's practice to accept all returns of defective or damaged products.

         At the time of product shipment, the Company establishes provisions against the gross revenues generated by such shipment based on estimates of future returns of, and other customer accommodations and doubtful accounts that may be granted with respect to, such products, based on the Company's historical experience, retailer inventories of the Titles and other factors. For the year ended December 31, 1997 and the six months ended June 30, 1998, provisions of $10.5 million and $9.8 million, respectively, were taken against gross sales made during such periods, and as of June 30, 1998, the Company's aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $12.4 million.

         The identification by the Company of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require the Company to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

         Revenues and Expenses of Joint Venture. In June 1998, the Company announced that, in partnership with JAKKS Pacific, it had signed an exclusive agreement with Titan to publish WWF electronic games on all Platforms. The games will be designed, developed, manufactured and marketed by a joint venture of the Company and JAKKS Pacific. The Company and JAKKS Pacific will share equally any profits generated by this joint venture after recoupment of advances paid by the Company and JAKKS Pacific to Titan. The Company currently anticipates that the revenues generated by the games published by the joint venture will not be reflected in the Company's consolidated net sales and the expenses of the joint venture will not be included in the Company's consolidated operating expenses. Instead, the Company expects to recognize its proportionate share of the joint venture's net income or (under certain circumstances) net loss on a current basis. See Note 5 of Notes to Consolidated Financial Statements.

YEAR 2000 DISCLOSURE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company has reviewed all significant internal applications and believes that no material modifications are necessary to ensure Year 2000 Compliance.

    In addition, the Company is in the process of communicating with others with whom it does significant business (including its major retail accounts and certain providers of Product distribution information services), to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or to its results of operations. These costs and the date on which the Company plans to complete the Year 2000 Compliance modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

RESULTS OF OPERATIONS

Net Sales

         The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:


                                                 Three Months                       Six Months
                                                Ended June 30,                     Ended June 30,
                                           ------------------------           -----------------------
                                            1998              1997             1998             1997
                                           ------            ------           ------           ------
Domestic sales                               76.7%             86.3%            83.2%            73.2%
Foreign sales                                23.3              13.7             16.8             26.8
                                           ------            ------           ------           ------
Net sales                                   100.0%            100.0%           100.0%           100.0%
Costs and expenses:
   Cost of sales                             46.4%             53.0%            43.7%            57.0%
   Royalties                                 16.8              17.0             20.6             15.6
   Product development                        5.2               2.6              2.9              2.3
   Selling                                   12.9              10.7              9.9              9.8
   General and administrative                 6.3               8.9              6.2              8.4
   In-process research and
     development                             24.6                --              9.3               --
                                           ------            ------           ------           ------
Total costs and expenses                    112.2%             92.2%            92.6%            93.1%
                                           ------            ------           ------           ------
Income (loss) from operations               (12.2)%             7.8%             7.4%             6.9%
Interest income, net                          1.1               0.8              0.6              0.5
                                           ------            ------           ------           ------
Income (loss) before income taxes           (11.1)              8.6              8.0              7.4
                                           ------            ------           ------           ------
Net income (loss)                           (14.8)%             8.1%             2.8%             7.1%
                                           ======            ======           ======           ======



Title Releases

         The following table sets forth, for the three months and six months ended June 30, 1998 and 1997, the Titles released during such periods for the Platforms indicated:


                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                   ------------------      ------------------
                                    1998        1997        1998        1997
                                   ------      ------      ------      ------
            PC CD-Rom                __           1           1           1
            Nintendo 64               1          __           1          __
            PlayStation               1           3           4           4
            SNES                     __          __           1           5
            Genesis                  __          __          __           2
            Game Boy                  1           4           1           5
                                   ----        ----        ----        ----
                      Total           3           8           8          17
                                   ====        ====        ====        ====

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998, TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

         The Company's net sales increased 139% to $29,325,000 in the three months ended June 30, 1998, from $12,265,000 in the same period of 1997, as a result of significantly higher unit sales per title shipped and increased demand for previously released Titles. For the three months ended June 30, 1998, net sales of Quest 64, (the Company's second Nintendo 64 title), WCW vs. NWO for the Nintendo 64, WCW Nitro for the Sony PlayStation, World Cup 98 for the Game Boy, and The Granstream Saga for the Sony PlayStation were $13,547,000 (46.2% of the net sales), $3,742,000 (12.8% of net sales) $3,096,000 (10.6% of net sales),
$2,627,000 (9.0% of net sales), and $2,132,000 (7.3% of net sales), respectively. In the second quarter of 1997, net sales of the Company's WCW Vs the World and K-1 Arena Fighters for the Sony PlayStation and the Company's Disney Game Boy re-releases (Aladdin, Duck Tales, The Jungle Book, and The Lion
King) were $4,185,000 (34.1% of net sales), $1,627,000 (13.3% of net sales), and
$2,157,000 (17.6% of net sales), respectively. Due to the higher sales volume of 32-bit and 64-bit Titles (which generally have more favorable gross margins) in the current period, the Company experienced gross margins of 53.6% versus 47.0% in the comparable period of 1997.

         The Company's net sales increased 223% to $77,778,000 in the six months ended June 30, 1998, from $24,104,000 in the same period of 1997, as a result of a significant increase in unit volumes for newly released Titles and continued demand for previously released Titles. Cost of sales for the six months ended June 30, 1998 decreased as a percentage of net sales to 43.7% from 57.0% in the same period of 1997, for the reason described above.

         Foreign net sales increased in dollar terms to $6,840,000 from $1,685,000 and as a percentage of net sales to 23.3% from 13.7% in the three months ended June 30, 1998 and 1997, respectively. This increase in foreign net sales can be attributed to the release of World Cup 98, WCW Nitro and Vs in foreign markets in 1998. Foreign net sales grew to $13,082,000 in the six months ended June 30, 1998, from $6,461,000 in the same period of 1997, but decreased as a percentage of net sales to 16.8% from 26.8%, because the Company's Quest 64 and The Granstream Saga Titles were shipped only in the United States.

         Royalty expense remained relatively constant as a percentage of net sales at 16.8% for the three months ended June 30, 1998 compared to 17.0% for 1997. It is anticipated that royalty rates will range between 19% and 22% throughout the rest of 1998. Royalties increased as a percentage of net sales for the six months ended June 30, 1998 to 20.6%, from 15.6% for the same period of 1997, as royalty rates increased on development contracts for 32-bit and 64-bit Titles.

         Product development expense for the three and six months ended June 30, 1998 increased $1,200,000 and $1,705,000, respectively, compared to the same periods in 1997. This was due in part to the increased costs associated with the development of 32-bit and 64-bit

Titles, increased infrastructure expenditures, and the addition of the GameFx studio on May 1, 1998.

          For the three months and six months ended June 30, 1998, selling expenses increased by $2,478,000 and $5,335,000, respectively, compared to the same periods of 1997, as a result of increased marketing efforts for new Titles, an increase in retail cooperative advertising and a television ad campaign to promote the launch of its Quest 64 title. The increase in selling expenses over prior periods is also due in part to increased infrastructure and personnel costs (both domestically and internationally) incurred as a result of the Company's growth.

         General and administrative expenses for the three months and six months ended June 30, 1998, increased in dollar terms by $744,000 and $2,768,000, respectively, but decreased as a percentage of net sales over the comparable periods of 1997. These increases were due in part to increased infrastructure and personnel costs (both domestically and internationally) in 1998.

         The in-process research and development charge of $7,232,000, incurred during the second quarter of 1998 represents purchased costs relating to the acquisition of GameFx Inc., an applied technology company focused on the development of interactive entertainment software utilizing proprietary 3D acceleration technology. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased $8,502,000 from $11,724,000 at December 31, 1997 to $20,226,000 at June 30, 1998. Cash provided by operating activities for the six months ended June 30, 1997 and 1998 was $6,470,000 and $12,035,000, respectively.

         The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company typically opens letters of credit in their favor or obtains a line of credit from the Manufacturer. As of June 30, 1998, the Company had obligations with respect to future guaranteed minimum royalties of $10,212,000, all of which are payable within the subsequent twelve months.

         Accounts receivable decreased from December 31, 1997 to June 30, 1998, as a result of the timing of sales and collections during the period. Prepaid and deferred royalties and Software development costs increased from December 31, 1997 as a result of the Company entering into several new contracts for both Properties and new product development. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Since the Company records as a liability the entire guarantee of a contract at its inception, accrued royalties also increased significantly from December 31, 1997. Accounts payable and accrued expenses decreased significantly from December 31, 1997 as a result of the timing of large product receipts in the last part of 1997 and the timing of payments on accounts payable.

         The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that cash on hand and funds provided by operations will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1998. The Company has not made, and does not anticipate making, material additional capital expenditures in 1998.

    Revolving Credit Facility. The Company has entered into an agreement with Imperial Bank that established its revolving credit facility ("Revolving Credit Facility"). The current term of the Revolving Credit Facility expires August 31, 1998, and the Company has been advised in writing by Imperial Bank that, subject to the approval of the bank's board of directors, the Revolving Credit Facility will be extended through June 30, 1999.

    The Revolving Credit Facility permits the Company to maintain outstanding borrowings of up to $23 million between October 1 and January 31 and up to $12 million at other times, subject to the requirement that borrowings be zero for at least 30 consecutive days each year. Amounts borrowed under the Revolving Credit Facility are secured by substantially all of the assets of the Company, but the Company's availability under the Revolving Credit Facility is not based on the value of any of such assets. Amounts outstanding under the Revolving Credit Facility bear interest at Imperial Bank's prime rate. As of the date hereof, the Company had no outstanding borrowings under the Revolving Credit Facility and as of July 23, 1998, had obligations in respect of outstanding letters of credit issued by Imperial Bank of $5.7 million.

    The Revolving Credit Facility contains financial covenants, including maintenance of (i) a minimum tangible net worth of not less than $23 million,
(ii) net current assets of not less than $7 million, (iii) a current ratio of not less than 1.5, (iv) a ratio of total liabilities (excluding subordinated indebtedness) to tangible net worth of not more than 1.0, and (v) profitability in each fiscal year. The Revolving Credit Facility also contains customary non-financial covenants generally operative only at such times as the Company has any outstanding borrowings, including, among others, restrictions on the incurrence of debt, encumbrances on or sales of assets, mergers and acquisitions, dividends, annual capital expenditures and annual lease obligations.



                   -------------------------------------------

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on June 15, 1998. The following matters were voted upon:

                    1. Six directors were elected:

                                                 Votes                  Votes          Votes
                                                  For                  Against        Withheld
                                               ---------               -------        --------
                    Brian J. Farrell           6,892,244                  0            190,985
                    Lawrence Burstein          6,892,629                  0            190,600
                    L. Michael Haller          6,892,629                  0            190,600
                    Bruce Jagid                6,784,743                  0            298,486
                    Jeffrey C. Lapin           6,892,629                  0            190,600
                    James L. Whims             6,892,629                  0            190,600

                    2. A proposal to adopt an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of the Company's common stock available for issuance under such plan from 650,000 shares to 1,100,000 shares was approved by a vote of 2,534,060 for, 1,774,543 against, and 39,256 withheld.

         On July 23, 1998, the Company announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable on or about August 24, 1998 to stockholders of record on August 20, 1998. The vote information listed above has not been adjusted to give effect to this stock dividend.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.


Exhibit
Number       Title
------       -----
   2         Agreement of Merger dated as of April 17, 1998 among THQ Inc.,
             GameFx Acquisition Company and GameFx, Inc. (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated May 1, 1998 and incorporated herein by reference)

   3.1       Certificate of Incorporation (filed as Exhibit 3.1 to the Company's
             Registration Statement on Form S-3 (File No. 333-32221) and incorporated herein by reference)

   3.2 Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No.
             333-32221) and incorporated herein by reference)

   3.3       Amended and Restated Bylaws

   10        Amended and Restated 1997 Stock Option Plan

   27        Financial Data Schedule



                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated May 1, 1998 reporting under Items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 1998                    THQ INC.

                                            By: /s/  Brian J. Farrell
                                                ------------------------------
                                                Brian J. Farrell
                                                President and Chief
                                                Executive Officer


                                            THQ INC.

                                            By: /s/ Fred Gysi
                                                ------------------------------
                                                Fred Gysi
                                                Vice President Finance
                                                and Administration
                                                Principal Accounting Officer