Form 10-Q
period 1998-09-30
THQ INC
filed 1998-11-13
CIK 865570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                 --------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813
                          ----------------------------

                                    THQ INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                          13-3541686
----------------------------------                      ----------------------
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

Common stock, $0.01 par value: 10,989,344 shares (as of November 9, 1998).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                                  Page
------------------------------                                                  ----
Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997                        3

               Consolidated Statements of Operations -
                  for the Three Months and Nine Months Ended
                  September 30, 1998 and 1997                                     4
               Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 1998 and
                  the Year Ended December 31, 1997                                5

               Consolidated Statements of Cash Flows -
                  for the Nine Months Ended September 30, 1998 and 1997           6

               Notes to Consolidated Financial Statements                         8

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                       12


Part II - Other Information


Item 6.        Exhibits and Reports on Form 8-K                                  20

Signatures                                                                       21

Part I - Financial Information
Item 1. Financial Statements.


                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       September 30,     December 31,
                                                                            1998            1997
                                                                       ------------      ------------
                                                                        (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $ 21,158,000      $ 11,724,000
   Accounts receivable - net                                             10,243,000        30,856,000
   Inventory                                                              2,894,000         1,425,000
   Prepaid and deferred royalties                                        15,284,000         3,645,000
   Software development costs                                             5,523,000         6,044,000
   Deferred income taxes                                                  1,666,000         1,666,000
   Prepaid income taxes                                                   3,544,000                --
   Prepaid expenses and other current assets                                827,000           478,000
                                                                       ------------      ------------
          Total current assets                                           61,139,000        55,838,000
Property and equipment - net                                              1,390,000         1,163,000
Deferred royalties - net of current portion                                      --           500,000
Software development cost - net of current portion                               --         1,300,000
Other long-term assets                                                    2,585,000           652,000
                                                                       ------------      ------------
       TOTAL ASSETS                                                    $ 65,114,000      $ 59,453,000
                                                                       ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $  4,752,000      $ 10,952,000
  Accrued royalties                                                      14,173,000         9,949,000
  Income taxes payable                                                           --         3,475,000
                                                                       ------------      ------------
           Total current liabilities                                     18,925,000        24,376,000
Accrued royalties - net of current portion                                       --         1,550,000
Commitments and Contingencies
Shareholders' equity:
  Common stock, par value $.01, 35,000,000 shares authorized;
     10,930,015 shares and 10,163,848 shares issued and
     outstanding as of September 30, 1998 and, December 31, 1997,           109,000             4,000
     respectively
 Additional paid-in capital                                              55,337,000        47,559,000
 Cumulative foreign currency translation adjustment                         326,000            81,000
 Accumulated deficit                                                     (9,583,000       (14,117,000)
                                                                       ------------      ------------
         Total shareholders' equity                                      46,189,000        33,527,000
                                                                       ------------      ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 65,114,000      $ 59,453,000
                                                                       ============      ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      1998            1997            1998             1997
                                                  ------------    ------------    ------------    ------------
Net sales                                         $ 25,963,000    $ 16,355,000    $103,742,000    $ 40,459,000

Costs and expenses:
  Cost of sales                                     11,220,000       8,906,000      45,195,000      22,651,000
  Royalties                                          5,042,000       2,539,000      21,095,000       6,322,000
  Product development                                1,148,000         309,000       3,399,000         854,000
  Selling                                            3,167,000       1,781,000      10,854,000       4,133,000
  General and administrative                         1,967,000       1,180,000       6,762,000       3,206,000
  In-process research and development                       --              --       7,232,000              --
                                                  ------------    ------------    ------------    ------------
Total costs and expenses                            22,544,000      14,715,000      94,537,000      37,166,000
                                                  ------------    ------------    ------------    ------------
Income from operations                               3,419,000       1,640,000       9,205,000       3,293,000
Interest income, net                                   255,000         198,000         724,000         329,000
                                                  ------------    ------------    ------------    ------------
Income before income taxes                           3,674,000       1,838,000       9,929,000       3,622,000
Provision for income taxes                           1,248,000         410,000       5,360,000         480,000
                                                  ------------    ------------    ------------    ------------
Net income                                        $  2,426,000    $  1,428,000    $  4,569,000    $  3,142,000
                                                  ============    ============    ============    ============

Net income per share - basic                      $       0.22    $       0.15    $       0.43    $       0.34
                                                  ============    ============    ============    ============
Net income per share - diluted                    $       0.21    $       0.13    $       0.40    $       0.31
                                                  ============    ============    ============    ============

Shares used in per share calculation - basic        10,910,000       9,842,000      10,613,000       9,262,000
                                                  ============    ============    ============    ============
Shares used in per share calculation - diluted      11,742,000      10,729,000      11,479,000      10,068,000
                                                  ============    ============    ============    ============

Add back in-process research and
  development                                     $         --    $         --    $  7,232,000    $         --
                                                  ------------    ------------    ------------    ------------
Net income before in-process research
  and development                                 $  2,426,000    $  1,428,000    $ 11,801,000    $  3,142,000
                                                  ============    ============    ============    ============
Net income per share before in-process
  research and development                        $       0.21    $       0.13    $       1.03    $       0.31
                                                  ============    ============    ============    ============
Shares used in per share calculation                11,742,000      10,729,000      11,479,000      10,068,000
                                                  ============    ============    ============    ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Year Ended December 31, 1997 and the Nine Months Ended September 30, 1998

                                                                                              Cumulative
                                                                                              Foreign      Retained
                                                                               Additional     Currency     Earnings
                                          Preferred     Common     Common       Paid-in     Translation (Accumulated
                                            Stock       Stock      Amount       Capital     Adjustment     Deficit)        Total
                                          ---------  ---------- ------------ ------------  ------------  ------------  ------------
Balance at January 1, 1997                       --   7,109,824 $      4,000 $ 34,558,000  $    (52,000) $(23,462,000) $ 11,048,000
Exercise of warrants and options                 --     466,524           --    1,293,000            --            --     1,293,000
Issuance of  Common stock                        --   2,587,500           --   11,708,000            --            --    11,708,000
Net income                                       --          --           --           --            --     9,345,000     9,345,000
Foreign currency translation adjustment          --          --           --           --       133,000            --       133,000
                                          ---------  ---------- ------------ ------------  ------------  ------------  ------------
Balance at December 31, 1997                     --  10,163,848        4,000   47,559,000        81,000   (14,117,000)   33,527,000
Exercise of warrants and options                 --     410,984        3,000    1,626,000            --            --     1,629,000
Issuance of Common Stock                         --     355,183        2,000    6,217,000            --            --     6,219,000
Revaluation of Common stock                      --          --       65,000      (65,000)           --            --            --
Net income                                       --          --           --           --            --     4,569,000     4,569,000
Three-for-two stock split effected in
  the form of a stock dividend                   --          --       35,000           --            --       (35,000)           --
Foreign currency translation adjustment          --          --           --           --       245,000            --       245,000
                                          ---------  ---------- ------------ ------------  ------------  ------------  ------------
Balance at September 30, 1998 (unaudited)        --  10,930,015 $    109,000 $ 55,337,000  $    326,000  $ (9,583,000) $ 46,189,000
                                          =========  ========== ============ ============  ============  ============  ============


                 See notes to consolidated financial statements

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                    1998                1997
                                                                ------------       ------------
Cash flows from operating activities:
Net income                                                      $  4,569,000       $  3,142,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                    641,000            355,000
    Provision for doubtful accounts, discounts and returns        12,239,000          3,576,000
    Loss on sale of investment securities                            218,000                 --
    In-process research and development                            7,232,000                 --
 Changes in operating assets and liabilities, net of
    effects from purchase of GameFx, Inc.:
    Accounts receivable                                           16,795,000             74,000
    Inventory                                                     (1,462,000)          (346,000)
    Prepaid and deferred royalties and
        software development costs                                (1,182,000)        (3,230,000)
    Prepaid expenses and other current assets                       (348,000)          (287,000)
    Accounts payable and accrued expenses                         (6,258,000)         4,026,000
    Accrued royalties                                             (5,422,000)        (1,601,000)
    Accrued returns and allowances                                (8,369,000)        (2,395,000)
    Accrued taxes                                                 (7,020,000)           417,000
                                                                ------------       ------------
Net cash provided by operating activities                         11,633,000          3,731,000

Cash flows used in investing activities:
    Proceeds from sale of investment securities                      863,000                 --
    Purchase of investment securities                             (1,081,000)                --
    Investment in joint venture                                   (2,010,000)                --
    Payment for and expenses related to purchase of
        GameFx, Inc.                                              (1,275,000)                --
    Acquisition of equipment                                        (526,000)          (649,000)
                                                                ------------       ------------
Net cash used in investing activities                             (4,029,000)          (649,000)

Cash flows from financing activities:
    Repayment of advance from bank                                        --         (5,355,000)
    Net proceeds from issuance of common stock                            --         11,708,000
    Proceeds from exercise of options and warrants                 1,629,000            539,000
                                                                ------------       ------------
Net cash provided by financing activities                          1,629,000          6,892,000

Effect of exchange rate changes on cash                              201,000           (130,000)
                                                                ------------       ------------
Net increase in cash                                               9,434,000          9,844,000
Cash and cash equivalents - beginning of period                   11,724,000          2,734,000
                                                                ============       ============
Cash and cash equivalents - end of period                       $ 21,158,000       $ 12,578,000
                                                                ============       ============


                 See notes to consolidated financial statements.

                                   (continued)

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes        $ 12,360,000     $    37,000
                                                    ============     ===========
Cash paid during the period for interest            $    15,000      $    47,000
                                                    ============     ===========


Non-cash Transactions:

On May 1, 1998 the Company issued 355,183 shares of Common Stock as a part of the purchase price for GameFx, Inc. This issuance increased additional paid in capital by $6,217,000, and was allocated among the assets acquired, part of which were written off as in-process research and development.






























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

        In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any interim period.

        Reclassifications. Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

        Basic and Diluted Earnings Per Share. Basic EPS is based upon the weighted-average number of common shares for the period. Statement of Financial Accounting Standards ("SFAS") 128 also requires dual presentation of basic and diluted EPS for companies with "complex capital structures". EPS for the current and prior periods has been presented in conformity with the provisions of SFAS
128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the periods presented herein:

                                                 For the Three Months Ended    For the Nine Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    --------------------------
                                                     1998           1997           1998           1997
                                                 -----------    -----------    -----------    -----------
Net income used to compute basic
     and diluted earnings per share              $ 2,426,000    $ 1,428,000    $ 4,569,000    $ 3,142,000
                                                 -----------    -----------    -----------    -----------
Weighted average number of shares
     outstanding - basic                          10,910,000      9,842,000     10,613,000      9,262,000
Dilutive effect of stock options and warrants        832,000        887,000        866,000        806,000
                                                 -----------    -----------    -----------    -----------
Number of shares used to compute earnings
Per share - diluted                              $11,742,000    $10,729,000    $11,479,000    $10,068,000
                                                 ===========    ===========    ===========    ===========

        Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Marketable Securities. The investment in marketable securities is stated at the lower of cost or market. Market value is determined at the balance sheet date.

        Recently Issued Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adopting SFAS No. 130 during the period ended September 30, 1998 did not have a material effect on the Company's financial statements.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Adopting of SFAS No. 131 during the period ended September 30, 1998 did not have an effect on the Company's financial statements.

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

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits". SFAS No. 132 supercedes the disclosure requirements in FASB Statements No. 87 "Employers' Accounting for Pensions", No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and Termination Benefits", and No. 106 "Employers' Accounting for Postretirement Benefit Other Than Pensions." This statement addresses disclosure only. SFAS 132 is effective for financial statements for periods beginning after December 31, 1997. Adopting of SFAS 132 during the period ended September 30, 1998 did not have an effect on the Company's financial statements.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedge Activities". SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either asset or liability in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

2.      ACQUISITIONS

        On May 1, 1998, the Company acquired all of the outstanding shares of an applied technology company, GameFx, Inc., a Delaware corporation ("GameFx"), pursuant to a merger of GameFx with and into a newly formed, wholly owned subsidiary of the Company. The consideration paid by the Company consisted of
(i) the issuance of 355,183 shares of Common Stock, (ii) the assumption of stock options issued by GameFx to its employees that, if and when exercised, permit the holders thereof to acquire approximately 14,850 shares, and (iii) approximately $800,000 in cash. The total acquisition cost was approximately $7.5 million and was accounted for as a purchase. The purchase price was allocated to certain intangible assets acquired and to purchased in-process research and development ("R & D"). Purchased R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R & D is required to be expensed. Accordingly, $7.2 million of the acquisition cost was expensed in the second quarter of 1998.

3.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at September 30, 1998 and December 31, 1997 are composed of the following:

                                                        September 30,      December 31,
                                                            1998               1997
                                                        ------------       ------------
Accounts receivable-- domestic                          $ 19,473,000       $ 33,787,000
Other accounts receivable-- foreign                        2,196,000          5,075,000
Other receivables                                            607,000            133,000
Allowance for foreign doubtful accounts                      (37,000)           (10,000)
Allowance for foreign discounts and returns                 (925,000)          (362,000)
Allowance for domestic doubtful accounts,
  discounts and returns                                  (11,071,000)        (7,767,000)
                                                        ------------       ------------
Accounts receivable-- net                               $ 10,243,000       $ 30,856,000
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


5.      OTHER LONG-TERM INVESTMENTS

        In June 1998, the Company announced that, in partnership with JAKKS Pacific Inc. ("JAKKS Pacific") (a manufacturer and marketer of toys), it had signed an exclusive ten-year license agreement with Titan Sports Inc. ("Titan") to publish World Wrestling Federation electronic games on all platforms. The games will be designed, developed, manufactured and marketed by a joint venture of the Company and JAKKS Pacific. The Company will oversee product development and sales, and the Company and JAKKS Pacific will co-manage the marketing of the games. The Company expects that the first game produced under this license will be released near the end of 1999. This investment is accounted for under the equity method of accounting for investment. The Company has a 50% ownership interest in this joint venture. This Company's investment of $2,010,000 as of September 30, 1998 is predominately initial funding. No commercial activity had commenced in this joint venture as of September 30, 1998.

6.      CAPITAL TRANSACTIONS

        On July 23, 1998, the Company announced a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed on August 24, 1998, to shareholders of record on August 20, 1998. The accompanying consolidated financial statements have been adjusted to give effect to this stock dividend.

                            ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The Quarterly Report of THQ Inc. (the "Company") on Form 10-Q contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management with respect to the matters discussed in this Report. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in the Company's Report on Form 8-K, dated September 8, 1998 with the Securities and Exchange Commission.

        OVERVIEW

        The Company develops, publishes and distributes interactive entertainment software ("Software") for the major hardware Platforms ("Platforms") sold by Nintendo and Sony (the "Manufacturers") and for use on personal computers ("PCs"). The following table sets forth, for the periods indicated, the percentage of the Company's revenues derived from sales of Software titles ("Titles") for the Platforms indicated:

                                            Three Months               Nine Months
                                         Ended September 30,        Ended September 30,
                                        ---------------------      --------------------
Platform                                  1998         1997         1998         1997
--------                                -------       -------      -------      -------
Nintendo 64                              43.0%           --         45.3%         0.3%
PlayStation                              44.7%         19.9%        43.6%        29.6%
PC                                        5.5%           --          1.1%         0.7%
16-bit                                    0.9%         32.1%         1.5%        29.9%
Game Boy                                  4.8%         48.0%         7.9%        39.1%
Other                                     1.1%           --          0.6%         0.4%

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

        Revenue Fluctuations and Seasonality. The Company has experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including the timing of releases of new Titles by the Company, the popularity of both new Titles and Titles released in prior periods, fluctuations in the mix of Titles with varying profit margins, the timing of customer orders, the timing of shipments by the Manufacturers, fluctuations in the size and rate of growth of consumer demand for Software for various Platforms, the timing of the introduction of new Platforms and the accuracy of retailers' forecasts of consumer demand. The Company's expenses are based, in part, on its expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by the Company to meet its sales expectations. In addition, the Software market is highly seasonal, with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). There can be no assurance that the Company can maintain consistent profitability on a quarterly or annual basis.

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

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. The Company typically enters into agreements with licensors of Properties and developers of Titles that require advance payments of royalties and/or guaranteed minimum royalty payments. There can be no assurance that the sales of Products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. The Company capitalizes its advances to developers as prepaid royalties and capitalizes internal Software development costs for each PC Title incurred after the establishment of technological feasibility of the Title. (The Company has not incurred material internal development costs for console Titles). Amortization of these payments and costs is determined on a Title-by-Title basis based on the greater of (i) the ratio of current gross revenues for a Title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the Title. The Company analyzes such capitalized costs quarterly and writes off associated prepaid and deferred royalties and Software development costs when, based on the Company's estimate, future revenues will not be sufficient to recover such amounts. As of September 30, 1998, the Company had prepaid royalties and software development costs of $20.8 million. If the Company were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved therefor, the Company's results of operations could be materially and adversely affected.

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

        At the time of product shipment, the Company establishes allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products, based on the Company's historical experience, retailer inventories of the Titles and other factors. For the year ended December 31, 1997 and the nine months ended September 30, 1998, provisions of $3.6 million and $12.2 million, respectively, were taken against gross sales made during such periods, and as of September 30, 1998, the Company's aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $12.0 million.

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

RESULTS OF OPERATIONS

Net Sales

        The following table sets forth, for the periods indicated, the components of the Company's net sales and its consolidated operating data as a percentage of net sales:

                                          Three Months            Nine Months
                                       Ended September 30,     Ended September 30,
                                       -------------------     -------------------
                                         1998        1997        1998        1997
                                        -----       -----       -----       -----
Domestic sales                           89.6%       95.3%       84.8%       82.1%
Foreign sales                            10.4         4.7        15.2        17.9
                                        -----       -----       -----       -----
Net sales                               100.0%      100.0%      100.0%      100.0%

Costs and expenses:
   Cost of sales                         43.2%       54.5%       43.6%       56.0%
   Royalties                             19.4        15.5        20.3        15.6
   Product development                    4.4         1.9         3.3         2.1
   Selling                               12.2        10.9        10.5        10.2
   General and administrative             7.6         7.2         6.5         8.0
   In-process research and
     development                         --          --           7.0        --
                                        -----       -----       -----       -----
Total costs and expenses                 86.8%       90.0%       91.2%       91.9%
                                        -----       -----       -----       -----
Income from operations                   13.2%       10.0%        8.8%        8.1%
Interest income, net                      1.0         1.2         0.7         0.8
                                        -----       -----       -----       -----
Income before income taxes               14.2        11.2         9.5         8.9
                                        -----       -----       -----       -----
Net income                                9.3%        8.7%        4.4%        7.8%
                                        =====       =====       =====       =====

Title Releases

        The following table sets forth, for the three months and nine months ended September 30, 1998 and 1997, the Titles released during such periods for the Platforms indicated:

                            Three Months Ended                 Nine Months Ended
                               September 30,                     September 30,
                       ------------------------------   --------------------------------
                           1998            1997              1998             1997
                       --------------  --------------   ---------------  ---------------
         PC CD-Rom           3              --                4                1
         Nintendo 64        --              --                1               --
         PlayStation         3               1                7                5
         SNES               --               1                2                6
         Genesis            --               1               --                3
         Game Boy           --               1                1                6
                       --------------  --------------   ---------------  ---------------
            Total            6               4               15               21
                       ==============  ==============   ===============  ===============

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998, TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

        The Company's net sales increased 58.7% to $25,963,000 in the three months ended September 30, 1998, from $16,355,000 in the same period of 1997, as a result of increased demand for previously released Titles as well as growth in foreign sales. For the three months ended September 30, 1998, net sales of WCW vs. NWO for the Nintendo 64, Quest 64 (the Company's second Nintendo 64 title), WCW Vs the World for the Sony PlayStation, WCW Nitro for the Sony PlayStation and Brunswick Circuit Pro Bowling for the Sony PlayStation were $7,318,000 (28.2% of the net sales), $3,202,000 (12.3% of net sales), $3,184,000 (12.2% of net sales), $2,855,000 (11.0% of net sales), and $1,853,000 (7.1% of net sales), respectively. In the third quarter of 1997, net sales of the Company's Madden NFL 98 for the Sega Genesis, Disney Game Boy re-releases (Aladdin, Duck Tales, The Jungle Book, and The Lion King) and WCW Vs the World for the Sony PlayStation, were $3,717,000 (22.7% of net sales), $2,330,000 (14.2% of net sales) and $1,700,000 (10.4% of net sales), respectively. Due to the higher sales volume of 32-bit and 64-bit Titles (which generally have more favorable gross margins) in the three months ended September 30, 1998, the Company experienced gross margins of 56.8% versus 45.5% in the comparable period of 1997.

        The Company's net sales increased 156% to $103,742,000 in the nine months ended September 30, 1998, from $40,459,000 in the same period of 1997, as a result of a significant increase in unit volumes for some newly released Titles and continued demand for previously released Titles. Gross margin for the nine months ended September 30, 1998 increased as a percentage of net sales to 56.4% from 44.0% in the same period of 1997. As with the results of the three months ended September 30, 1998, the increase in gross margin percentage was due to a higher sales volume of 32-bit and 64-bit Titles for the nine months ended September 30, 1998.

        Foreign net sales increased to $2,705,000 (10.4% of total net sales) from $775,000 (4.7% of total net sales) in the three months ended September 30, 1998 and 1997, respectively. This increase in foreign net sales is attributable to the release of G.Darius for the Sony PlayStation and Redjack: Revenge of the Brethren for the PC CD-ROM in foreign markets in 1998 as well as continued demand for previously released wrestling Titles. Foreign net sales grew to $15,787,000 in the nine months ended September 30, 1998, from $7,236,000 in the same period of 1997, yet decreased as a percentage of net sales to 15.2% from 17.9%, due to the substantial increase in domestic sales.

        Royalty expense for the three and nine months ended September 30, 1998 increased as a percentage of net sales to 19.4% and 20.3% from 15.5% and 15.6% for the same periods in 1997. This rise reflects the fact that rates on 32-bit and 64-bit license and development contracts are higher than those typically experienced on 8-bit and 16-bit contracts (older technology platforms) as well as the fact that there has been an increase in rates paid to licensors and developers generally for 32-bit and 64-bit contracts.

        Product development expense for the three and nine months ended September 30, 1998 increased by $839,000 and $2,545,000, respectively, compared to the same periods in 1997.

This was due in part to the increased costs associated with the development of 32-bit, 64-bit and PC CD-ROM Titles, and also reflects the addition of the GameFx studio on May 1, 1998.

         For the three months and nine months ended September 30, 1998, selling expenses increased by $1,386,000 and $6,721,000, respectively, compared to the same periods of 1997, as a result of increased marketing efforts for new Titles, an increase in retail cooperative advertising and a television ad campaign to promote the launch of Quest 64. The increase in selling expenses over prior periods was also due in part to increased infrastructure and personnel costs (both domestic and foreign) incurred as a result of the Company's growth.

        General and administrative expenses for the three months and nine months ended September 30, 1998, increased by $787,000 and $3,556,000, respectively, but general and administrative expenses for the nine months ended September 30, 1998, decreased as a percentage of net sales versus the nine months ended September 30, 1997. The increase in both domestic and foreign administrative costs were in response to the growth experienced by the Company during the nine months ended September 30, 1998.

        The in-process research and development charge of $7,232,000, incurred during the second quarter of 1998, represents purchased costs relating to the acquisition of GameFx Inc., an applied technology company focused on the development of interactive entertainment software utilizing proprietary 3D acceleration technology. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents increased $9,434,000 from $11,724,000 at December 31, 1997 to $21,158,000 at September 30, 1998. Cash
provided by operating activities for the nine months ended September 30, 1998 was $11,633,000.

        The Company's principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal Software development. In order to purchase products from the Manufacturers, the Company typically opens letters of credit in their favor or obtains a line of credit from the Manufacturer. As of September 30, 1998, the Company had obligations with respect to future guaranteed minimum royalties of $14,173,000, all of which are payable within the subsequent twelve months.

        Accounts receivable decreased from December 31, 1997 to September 30, 1998, as a result of the timing of sales and collections during the period. Prepaid and deferred royalties and Software development costs increased from December 31, 1997 as a result of the Company entering into several new contracts for both Properties and new product development. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Since the Company records as a liability the entire guarantee of a contract at its inception, accrued royalties also increased significantly from December 31, 1997. Accounts payable and accrued expenses decreased significantly from December 31, 1997 as a result of the timing of large product receipts in the last part of 1997 and the timing of payments on accounts payable.

        The amount of the Company's accounts receivable is subject to significant seasonal variations due to the seasonality of sales, and is typically highest at the end of the year. As a result, the Company's working capital requirements are greatest during its third and fourth quarters. The Company believes that cash on hand, funds provided by operations, and the Company's revolving credit facility will be adequate to meet the Company's anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and Software development through 1998. The Company has not made, and does not anticipate making, material additional capital expenditures in 1998.

        Revolving Credit Facility. The Company has entered into an agreement with Imperial Bank that established its revolving credit facility ("Revolving Credit Facility"). The current term of the Revolving Credit Facility expires August 31, 1999.

        The Revolving Credit Facility permits the Company to maintain outstanding borrowings of up to $23 million between September 1 and January 31 and up to $15 million at other times, subject to the requirement that borrowings be zero for at least 30 consecutive days each year. Amounts borrowed under the Revolving Credit Facility are secured by substantially all of the assets of the Company, but the Company's availability under the Revolving Credit Facility is not based on the value of any of such assets. Amounts outstanding under the Revolving Credit Facility bear interest at Imperial Bank's prime rate. As of September 30, 1998, the Company had no outstanding borrowings under the Revolving Credit Facility and had obligations in respect of outstanding letters of credit issued by Imperial Bank of $21.4 million.

        The Revolving Credit Facility contains financial covenants, including maintenance of (i) a minimum tangible net worth of not less than $42 million,
(ii) net current assets of not less than $20 million, (iii) a current ratio of not less than 1.5, (iv) a ratio of total liabilities (excluding subordinated indebtedness) to tangible net worth of not more than 1.0, and (v) profitability in each fiscal year. The Revolving Credit Facility also contains customary non-financial covenants generally operative only at such times as the Company has any outstanding borrowings, including, among others, restrictions on the incurrence of debt, encumbrances on or sales of assets, mergers and acquisitions, dividends, annual capital expenditures and annual lease obligations.



                              --------------------

Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits.

Exhibit
Number   Title


  3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (File No. 333-32221) and incorporated herein by reference).

  3.2 Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-32221) and incorporated herein by reference).

  3.3 Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by reference).

  27      Financial Data Schedule.


               (b)    Reports on Form 8-K

                      (i) Current Report on Form 8-K dated July 27, 1998 reporting under Items 5 and 7.

                      (ii) Current Report on Form 8-K dated August 12, 1998 reporting under items 5 and 7.

                      (iii) Current Report on Form 8-K dated September 8, 1998
                            reporting under Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1998               THQ INC.



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