Form 10-K405
period 1998-12-31
THQ INC
filed 1999-03-31
CIK 865570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  -------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     As of March 24, 1999, approximately 11,374,173 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $215,967,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the THQ Inc. 1999 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year (incorporated into Part
III).
================================================================================

                                    THQ INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1998

                               ITEMS IN FORM 10-K


                                                                                       Page
                                                                                       ----
Facing page

Part I

         Item 1.  Business.                                                              1
         Item 2.  Properties.                                                           14
         Item 3.  Legal Proceedings.                                                    14
         Item 4.  Submission of Matters to a Vote of Security Holders.                  15

Part II

         Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                  16
         Item 6.  Selected Financial Data.                                              17
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                  19
         Item 7A. Quantitative and Qualitative Disclosures About Market                 28
                  Risk.
         Item 8.  Financial Statements and Supplementary Data.                          29
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                  29

Part III

         Item 10. Directors and Executive Officers of the Registrant.                   29
         Item 11. Executive Compensation.                                               29
         Item 12. Security Ownership of Certain Beneficial Owners and
                    Management.                                                         29
         Item 13. Certain Relationships and Related Transactions.                       29

Part IV

         Item 14. Exhibits, Financial Statement Schedule and Reports on
                    Form 8-K.                                                           30

Signatures                                                                              32

            This Annual Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements relating to our objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that we expect, believe or intend will occur in the future, are forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in our report on Form 8-K/A, filed on March 10, 1999 with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  BUSINESS

         INTRODUCTION

            We are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. We currently publish titles for Sony's PlayStation, Nintendo 64, Nintendo Game Boy Color, and personal computers ("PCs") in most interactive software genres, including action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Target, Kay Bee Toys, Electronics Boutique, Best Buy, other national and regional retailers, discount store chains and specialty retailers.

            Our games are developed both internally and under contract with independent developers, and are typically based on properties licensed from third parties. We continually seek to identify and develop titles based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Other than games that we release on CD-ROM for use on PCs, all of our products consist of cartridges and CD-ROMs manufactured for us by Nintendo and Sony.

            Over the past four years, we have experienced significant growth in net sales and net income. During the year ended December 31, 1998, our net income grew to $23.2 million (excluding in-process research and development charge) from $9.3 million in 1997. In the year ended December 31, 1998, our net sales increased to $215.1 million from $89.4 million in 1997, $50.3 million in 1996 and $33.3 million in 1995, representing a compound annual growth rate of 186%. Sales of Nintendo 64 and PlayStation products accounted for substantially all of our recent growth.

            We are a Delaware corporation that was incorporated in 1997. We were formerly incorporated in New York in 1989 under the name T.HQ, Inc. Our principal executive offices are located at 5016 North Parkway Calabasas, Calabasas, California 91302, and our telephone number is (818) 591-1310. Our web site is at www.thq.com.

            THQ(R) is our registered trademark and trade name. Nintendo(R), Super Nintendo Entertainment System(R) ("SNES"), Game Boy(R), Game Boy Color
(R) and Nintendo 64(R) are registered trademarks of Nintendo of America, Inc. ("Nintendo"). Sega(R), Genesis(R), Game Gear(R) and Saturn(R) are registered trademarks of Sega of America, Inc. ("Sega"). Sony PlayStation(R) is a registered trademark of Sony Computer Entertainment Inc. ("Sony"). Nintendo and Sony are referred to herein collectively as the "manufacturers."

THE INTERACTIVE ENTERTAINMENT INDUSTRY AND TECHNOLOGY

            The home interactive game market consists both of (i) cartridge-based and CD-ROM-based software for use solely on dedicated hardware systems, and (ii) software distributed on CD-ROMs for use on PCs. Until 1996, most software for dedicated platforms was sold in cartridge form. However, CD-ROMs have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges.

            The first modern platform was introduced by Nintendo in 1985 using "8-bit" technology. "8-bit" means that the central processing unit, or "chip," on which the software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the platforms and PCs. As the technology of the hardware has advanced, the software designed for the platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of CD-ROMs enables them to provide richer content and longer play. Currently, the non-portable platforms being marketed are based primarily on 32-bit and 64-bit technology. Portable platforms are less sophisticated technologically and do not require television monitors.

            The following table sets forth the year of release in the United States of each of the manufacturers' platforms for which we have published titles and the technology on which such platforms are based:

                                                                 DATE OF U.S.
             MANUFACTURER               PRODUCT NAME             INTRODUCTION             TECHNOLOGY
       -------------------------    ----------------------    -------------------    ---------------------
       Nintendo                     NES                              1985                           8-bit
       Nintendo                     Game Boy                         1989                8-bit (portable)
       Sega                         Game Gear                        1991                8-bit (portable)
       Sega                         Genesis                          1989                          16-bit
       Nintendo                     SNES                             1991                          16-bit
       Sega                         Saturn                           1995                          32-bit
       Sony                         PlayStation                      1995                          32-bit
       Nintendo                     Nintendo 64                      1996                          64-bit
       Nintendo                     Game Boy Color                   1998               16-bit (portable)

            We believe that the success of a video game is dependent on the graphic look and feel of the game, the depth and variation of game play and the popularity of the property on which the game is based.

            Sega launched its newest platform, Dreamcast, in Japan in the fall of 1998 and indicates it will be introduced in the United States in the fall of 1999. Sony has announced the successor to the PlayStation, unofficially titled the PlayStation 2, for launch in the U.S. market in late 2000. While we have not formally committed to either platform, software for new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

BUSINESS STRATEGY

            Our goals are to expand our position as a leading provider of exciting, high-quality interactive entertainment software on a variety of platforms and to continue to emphasize profitability by maintaining strict cost controls and managing the risks associated with software development. In order to achieve these goals, management is focused on implementing the following strategies:

         - Acquire and Develop Franchise Properties. We intend to increase the proportion of our product content over which we have control by either acquiring or developing our own proprietary titles or obtaining exclusive licenses to established properties for certain platforms. We refer to these properties as "franchise properties." Franchise properties that have brand recognition and sustainable consumer appeal allow us to exploit titles over an extended period of time through the release of sequels and extensions and to re-release products at different price points over time. Examples of current exclusively licensed properties are BASS Masters Classic, Brunswick Tournament of Champions Bowling, Nickelodeon's Rugrats and, through a joint venture with JAKKS Pacific, the World Wrestling Federation.



         - Expand Presence in PC Market. In 1997 and 1998, only 3% and 2%, respectively, of our revenues were derived from sales of PC titles. We intend to significantly expand our presence in the PC market by offering high quality, low priced games that appeal to mass market and casual game players with titles such as BASS Masters Classic, Brunswick World Tournament of Champions Bowling and WCW Nitro (each of which we released in the last half of 1998). We also intend to offer more complex, compelling gaming experiences to the enthusiast, or core gamer market, with titles such as Redjack: Revenge of the Brethren (which was released in September 1998) and Sinistar Unleashed (which is scheduled for release in the summer of 1999). In order to enhance our PC development capabilities, in May 1998 we acquired GameFx, Inc., an applied technology development studio. GameFx provides us with the capability to develop leading edge products for the PC platform and to compete in the expanding market for 3-D accelerated games. Certain of our PC titles are playable over the Internet, and we expect that the same will be true for many of our PC titles under development.

         - Expand International Operations. We believe that there is a substantial opportunity to expand our presence in foreign markets. In 1997, foreign sales by the U.S. interactive software industry represented between 40% to 50% of the industry's total sales. However, our foreign sales accounted for only 30% of our total revenues in 1996, 16% in 1997 and 14% in 1998, respectively. We intend to increase our product offerings that appeal to foreign consumers and to expand our marketing and distribution capabilities in important foreign countries. In furtherance of this strategy, in December 1998 we acquired Rushware Microhandelsgesellschaft mbH and its subsidiaries (collectively "Rushware"), which are located in Germany. Rushware is a leading German distributor of interactive entertainment software for the PC, including computer accessories, and also publishes and localizes PC and console products.

         - Leverage Domestic Distribution. We identify and license titles originally developed in foreign territories with proven or anticipated consumer acceptance and publish localized versions of these products in the United States. This allows us to augment our product line while limiting our development risk. Examples of this include Quest 64, a role playing game developed in Japan for the Nintendo 64, The Granstream Saga, a role playing game developed in Japan for the PlayStation, and Broken Sword, an adventure game developed in the United Kingdom for the PlayStation.

         - Continue to Exploit the Game Boy Platform. The relatively low cost of developing games for the Game Boy platform, combined with that platform's large installed base, provides us the opportunity to generate continuing sales and profits from these games with limited risk. We believe that the successful introduction of Game Boy Color in 1998 has stimulated sales of software for this platform and that it will continue to do so for several years. Examples of titles we introduced in 1998 or expect to release in 1999 for the Game Boy are Small Soldiers, Rugrats, Disney/Pixar's "A Bug's Life" (for Game Boy Color) and Yoda Stories (for Game Boy Color). We expect that all of our new games for this platform will be for the Game Boy Color.

         - Maintain Cost Controls and Manage Risk. We minimize our fixed expenses by using independent software developers, adopting warehouse and shipping systems that closely link fulfillment costs to sales volumes, and compensating sales employees and representatives based on sales volumes. In addition, we attempt to reduce the risks associated with excessive or obsolete inventory by utilizing strict ordering and inventory controls.

            We intend to continue pursuing potential acquisition transactions consistent with these strategies. In addition, in order to create a closer relationship with independent developers, we may from time to time make investments or acquire minority interests in independent developers.

TITLES

            We have released an aggregate of 165 titles as of December 31, 1998, consisting of 13 Nintendo Entertainment System ("NES") titles, 51 Game Boy titles, one Game Boy Color title, seven Sega Game Gear titles, 14 Sega Genesis titles, 47 Super Nintendo Entertainment System ("SNES") titles, three Sega Saturn titles, 19 Sony PlayStation titles, three Nintendo 64 titles and seven PC titles. We continually seek to acquire licenses to publish and distribute additional titles.

            The following tables set forth, for each platform, the titles (i) released by us in 1998 and anticipated to be released in 1999, and (ii) the date of release (or anticipated release) of each title. We cannot assure you that each of the titles anticipated for release in 1999 will be released when scheduled, or at all.

                                                                                                           RELEASE
               TITLES RELEASED IN 1998                      CATEGORY                 PLATFORM                DATE
    -----------------------------------------------   ---------------------   ------------------------    -----------
    WCW Nitro                                         Fighting                PlayStation                    1/98
    Pax Imperia: Eminent Domain                       Strategy                Macintosh                      1/98
    Ray Tracers                                       Driving                 PlayStation                    2/98
    NBA Live 98                                       Sports                  Super Nintendo                 3/98
    Broken Sword: Shadow of the                       Adventure               PlayStation                    3/98
       Templars
    World Cup 98                                      Sports                  Game Boy                       6/98
    The Granstream Saga                               Role Playing            PlayStation                    6/98
    Quest 64                                          Adventure/              Nintendo 64                    6/98
                                                      Role Playing
    BASS Masters Classic: Tournament                  Sports                  PC CD-ROM                      9/98
       Edition
    Brunswick Circuit Pro Bowling                     Sports                  PlayStation                    9/98
                                                                              PC CD-ROM
    RedJack: Revenge of the Bretheren                 Adventure               PC CD-ROM                      9/98
    Devil Dice                                        Puzzle                  PlayStation                    9/98
    G. Darius                                         Shooter                 PlayStation                    9/98
    Disney's Mulan                                    Adventure               Game Boy                      10/98
    WCW/NWO Revenge                                   Fighting                Nintendo 64                   10/98
    Small Soldiers                                    Adventure               Game Boy                      10/98
    Rugrats: Search for Reptar                        Adventure               PlayStation                   11/98
                                                                              Game Boy
    WCW/NWO Nitro                                     Fighting                PC CD-ROM                     11/98
    Disney/Pixar's A Bug's Life                       Adventure               Game Boy Color                12/98

                                                                                                           ANTICIPATED
          TITLES ANTICIPATED TO BE RELEASED                                                                   RELEASE
                      IN 1999*                              CATEGORY                 PLATFORM                  DATE
    ----------------------------------------------     --------------------   -----------------------    -----------------
    WCW/NWO Thunder**                                  Fighting               PlayStation                1/99
    WCW Nitro**                                        Fighting               Nintendo 64                2/99
    Penny Racers**                                     Driving                Nintendo 64                2/99
    Rugrats: The Movie                                 Action                 Game Boy Color             Spring `99
    Yoda Stories                                       Adventure              Game Boy Color             Summer `99
    Knights of Carnage                                 Action / Fighting      PlayStation                Summer `99
    Sinistar Unleashed                                 Arcade                 PC CD-ROM                  Summer `99
    Rugrats Scavenger Hunt                             Board Game             Nintendo 64                Summer `99
    Ultimate 8 Ball                                    Sports                 PlayStation                Summer `99
    Shao Lin                                           Fighting               PlayStation                Summer `99
    Micro Machines I and II                            Driving                Game Boy Color             Summer `99
    Toy Story 2 (working title)                        Adventure              Game Boy Color             Fall `99
    Brunswick First Strike Bowling                     Sports                 PC CD-ROM                  Fall/Winter `99
    Road Rash 64                                       Action / Adventure     Nintendo 64                Fall/Winter `99
    Danger Girl                                        Action / Adventure     PlayStation                Fall/Winter `99
    Nuclear Strike                                     Action / Adventure     Nintendo 64                Fall/Winter '99
    Rugrats 2 (working title)                          Adventure              PlayStation                Fall/Winter '99
                                                                              Game Boy Color             Fall/Winter '99
    BASS Master's Classic (working title)              Sports                 Nintendo 64                Fall/Winter '99
                                                                              PlayStation                Fall/Winter '99
    WWF                                                Fighting               Nintendo 64                Winter `99
                                                                              Game Boy Color             Winter `99






* Excludes titles we expect to release in 1999 but which we have not yet publicly announced.

**Title released as of March 31, 1999.

INTELLECTUAL PROPERTY LICENSES

            Our strategy includes the creation of exciting games based on licensed properties that have attained a high level of consumer recognition or acceptance. We believe that we enjoy excellent relationships with a number of licensors, including Disney, Viacom/Nickelodeon, LucasArts and Dreamworks.

            We pay royalties to our property licensors that generally range from 6% to 25% of our net sales of the corresponding title. We typically pay minimum guaranteed royalties over the license term and advance payments against such guarantees. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. To the extent competition intensifies for licenses of highly desirable properties, we may encounter difficulty in obtaining these licenses. See "-- Competition." Licenses typically extend for two to three years, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and we cannot assure you that we and the licensor will reach agreement to extend the term of any particular license.

            Our property licenses generally grant us exclusive use of the property for the specified titles, on specified platforms, within a defined territory and during the license term. However, licensors typically retain the right to exploit the property for all other purposes, including the right to license the property for use with other platforms. Our games based on a particular property for use with one or more particular platforms may compete with games published by other companies that are based on the same property but for a different platform.

PLATFORM LICENSES

            Our business is dependent on our license agreements with the manufacturers. All of these licenses are for fixed terms and are not exclusive. Each license grants us the right to develop, publish and distribute titles for use on such manufacturers' platforms, and requires that such titles be embodied in products that are manufactured solely by such manufacturers.

            The following table sets forth information with respect to our platform licenses. In some instances, we have more than one platform license for a particular platform.

                                                   NUMBER OF
    MANUFACTURER              PLATFORM               TITLES                  TERRITORY                EXPIRATION DATE(S)
----------------------    -----------------    -------------------    ------------------------   -----------------------------
Nintendo                  Nintendo 64          Title-by-title(1)      North America and          November 1999
                                                                      Latin America
Nintendo                  Nintendo 64          Title-by-title(1)      Europe, Australia          January 2001
                                                                      and New Zealand
Nintendo                  SNES                 6/contract yr.         North America and          October 2000
                                                                      Latin America
Nintendo                  Game Boy             10/contract yr.        Europe and certain         August 2000
                                                                      Asian countries
Nintendo                  Game Boy and         Title-by-title(1)      North America and          March 2002
                          Game Boy Color                              Latin America
Sony                      PlayStation          Title-by-title(1)      U.S. and Canada            August 2002
Sony                      PlayStation          Title-by-title(1)      Europe                     December 2005(2)


----------

(1) This license does not set a maximum number of titles that we may publish in the designated territory; however, each title must be approved by the manufacturer prior to development of the software.

(2) Continues year-to-year after such date unless terminated by either party.


            Nintendo charges us a fixed amount for each cartridge. This amount varies based, in part, on the memory capacity of the cartridges. Sony also charges a per unit amount for each CD-ROM. The amounts charged by the manufacturers include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer's name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title's packaging.

            In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of the our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from the manufacturer and incorporated in the products, may infringe the rights of third parties. Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters. However, if any claim is brought by a manufacturer against us for indemnification, our developers or licensors may not have sufficient resources to in turn indemnify us. Furthermore, these parties' indemnification of us may not cover the matter that gives rise to the manufacturer's claim.

            Each platform license may be terminated by the manufacturer if a breach or default by us is not cured after we receive written notice from the manufacturer, or if we become insolvent. Upon termination of a platform license for any reason other than our breach or default, the manufacturer has the right to purchase from us, at the price paid by us, any product inventory manufactured by such manufacturer that remains unsold for a specified period after termination. We must destroy any such inventory not purchased by the manufacturer. Upon termination as a result of our breach or default, we must destroy any remaining inventory, subject to the right of any of our institutional lenders to sell such inventory for a specified period.

SOFTWARE DESIGN AND DEVELOPMENT

            After we identify and acquire a property from a licensor, we design and develop a game with features intended to exploit the characteristics of the property and to appeal to the game's target consumers. Our software development process generally takes one of two forms.

            Internal Development. Our in-house development is currently conducted by GameFx and is supervised by our Chief Technology Officer. GameFx, which we acquired in May 1998, is a developer of interactive software utilizing proprietary 3-D graphics technology. The first PC game developed by GameFx, Sinistar Unleashed, is expected to be released in the summer of 1999. We also intend to exploit GameFx's technology in other PC games as well as in selected games for other platforms. GameFx is staffed by producers, programmers, software engineers, artists, animators and game testers.

            External Development. Our external development is supervised by our Vice President -- Product Development. We contract with independent software developers to conceptualize and develop games under our supervision. Our agreements with software developers are usually entered into on a game-by-game basis and generally provide for the payment of the greater of a fixed amount or royalties based on actual sales. We generally pay our developers installments of the fixed advance based on specific development milestones. Royalties in excess of the fixed advance are based on a fixed amount per unit sold and range from $.30 to $8.00 per unit for some developers, while others are based on a percentage of net sales ranging from 7% to 20%. We generally obtain ownership of the software code and related documentation. We may make strategic investments in independent developers for the purpose of securing access to proprietary software and talented developers.

            Upon completion of development, each game is extensively "play-tested" by us and sent to the manufacturer for its review and approval. Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under our supervision. The development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from nine to 18 months. This relatively long development cycle requires that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.

MANUFACTURING

            Sony and Nintendo are the sole manufacturers of the products sold for use on their respective platforms.

            The manufacturing process begins with our placing a purchase order with a manufacturer and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture. Nintendo typically delivers cartridges to us within 30 to 45 days of its receipt of an order and a corresponding letter of credit and Sony typically delivers CD-ROMs to us within 10 to 20 days.

            We are required by the platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims.

MARKETING, SALES AND DISTRIBUTION

            We are dependent on the high name recognition of the properties on which our games are based to attract customers and to obtain shelf space in stores. Our sales activities are directed by our Senior Vice President --Sales and Marketing, who maintains contact with major retail accounts and manages the activities of our independent sales staff and regional sales representatives.

            United States and Canadian Sales. Our games are promoted to retailers by display at trade shows, such as the annual Electronic Entertainment Expo (E3). We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

            Our product marketing efforts for the games released in 1998 included national television, radio and print advertising campaigns in console and PC gaming publications. Quest 64, The Granstream Saga, Brunswick Circuit Pro Bowling and the WCW titles for the PlayStation and Nintendo 64 were featured at various live events and in nationwide Sony and Nintendo van tours. Prima Publishing further supported Quest 64, The Granstream Saga and the WCW titles at launch with strategy guides. Our games were also supported by in-store retail promotions such as trailers, demo discs, standees, over-size boxes, posters and pre-sell giveaways. International publicity campaigns in gaming publications, magazines and newspapers included covers, contests, product previews, reviews and game strategies. In addition, we developed product-specific Internet sites and expanded online publicity and advertising efforts.

            Most of our sales are made directly to retailers. We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart (representing 19% of net sales in 1998), Toys "R" Us (representing 13% of net sales in 1998), Target, Kay Bee Toys, Electronics Boutique and Best Buy. Sales to our ten largest customers collectively accounted for approximately 67% of our gross sales in 1997 and 65% of our gross sales in 1998. We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

            We utilize electronic data interchange with most of our major domestic customers in order to (i) efficiently receive, process and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We ship our products to our domestic customers from a public bonded warehouse in Southern California.

            We supplement the efforts of our sales employees with independent sales representatives. Our agreements with our representatives set forth their exclusive territory, types of customers to be solicited, commission rate and payment terms.

            The domestic retail price for our titles generally ranges between $19 and $35 for Game Boy and Game Boy Color, between $19 and $49 for PlayStation, between $40 and $70 for Nintendo 64, and between $20 and $50 for PC games.

            German Distribution. In December 1998, we acquired Rushware, a German company that now serves as our distributor and publisher in Germany and other German-speaking countries. It is our expectation that we will eventually use Rushware to distribute our products throughout continental Europe. We believe that this will enable us to realize higher margins on our products distributed in these territories than if such products were to continue to be distributed by third parties.

            Rushware is a leading German distributor of interactive entertainment software for PCs, and its acquisition will significantly increase both the proportion of our business that consists of the distribution of products published by other companies and the proportion of our foreign sales that are made in German-speaking countries. The distribution business generally operates on lower gross margins than the publishing business, and thus may require a greater level of sales in order to cover overhead, requires us to maintain inventories of other companies' product and is dependent on license agreements with other companies. However, we believe that adding our titles to Rushware's existing publishing and distribution business will enhance Rushware's financial performance.

            Rushware is a party to a License and Localization Agreement with LucasArts that grants us the exclusive right to continue distributing, through August 1, 2000, the PC and PlayStation products developed and published by LucasArts in German-speaking Europe, including the upcoming products based on "Star Wars: Episode One -- The Phantom Menace." This agreement also covers any titles that LucasArts decides to publish in these territories for the Dreamcast platform, and also provides that any future titles that LucasArts decides to publish in these territories may be added to the license. Rushware has been distributing LucasArts products in German-speaking Europe since 1988.

            Other Foreign Sales. Historically, we have distributed our titles in the United Kingdom, Europe and Australia. In 1997, we expanded our sales to Brazil, Singapore and other countries. We sell our titles directly to major retailers in the United Kingdom and Germany, and to distributors for distribution in other countries. Products are shipped at our expense to a public warehouse in the United Kingdom or Germany for foreign distribution. Foreign sales to distributors in countries other than the United Kingdom and German-speaking countries are shipped at the customer's expense directly to the customer's location. In 1998 and prior years, sales in countries other than the United Kingdom, Europe and Australia have not constituted a material portion of our foreign sales.

INTELLECTUAL PROPERTY RIGHTS

            Each game we release embodies a number of separately protected intellectual property rights of the manufacturer, the property licensor and, to a lesser extent, us. The licensor of the property owns the trademarks, trade names, copyrights and other intellectual property rights relating to the property on which the game is based. The manufacturer owns the patents and substantially all of the other intellectual property embodied in the product. While we own the game software embodied in the product, we believe that such software has little independent economic value. Accordingly, we must rely on the manufacturer and the property licensor with respect to protection from infringement of the property rights by third parties.

            Each of the manufacturers incorporates security devices in its platforms and products to prevent unlicensed use. In addition, Nintendo requires its licensees to display the "Nintendo Seal of Approval" to notify the public that the game has been approved by Nintendo for use with a Nintendo platform.

COMPETITION

            The software industry is intensely competitive. We compete, for both licenses to properties and the sale of software, with the manufacturers, each of whom is the largest developer and marketer of software for its platforms. These companies may increase their own software development efforts. As a result of their commanding positions in the industry as the manufacturers of platforms and publishers of software for their platforms, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than do any of their licensees, including us.

            In addition to the manufacturers, our competitors include Acclaim Entertainment, Inc., Activision, Inc., Electronic Arts Inc., GT Interactive Software Corp., Hasbro Inc., Midway Games Inc. and Microsoft Corporation. Each of the manufacturers has a broader software line and greater financial, marketing and other resources than us, as do some of our other competitors. Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties.

            We believe that large toy companies, in addition to large software companies, are increasing their focus on the software market, which will result in greater competition for us. In particular, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products.

            As competition for retail shelf space becomes more intense, we may need to increase our marketing expenditures to maintain sales of our titles; and as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced profit margins would have a material adverse effect on us.

            In addition, the market for our products is characterized by significant price competition and we may face increasing pricing pressures from our current and future competitors. Accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would adversely affect operating income as a percentage of net revenue and would require us to increase unit sales in order to maintain net revenue.

EMPLOYEES

            As of December 31, 1998, we had 219 full-time employees, of whom 16 are located in the United Kingdom and 77 are located in Germany. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that relations with our employees are good.


ITEM 2.  PROPERTIES

            Our executive offices occupy approximately 17,400 square feet of office space at 5016 North Parkway Calabasas, Calabasas, California, pursuant to a lease expiring in July 2000. We are currently negotiating for new office space for our executive offices near our existing location. We also lease additional office space for development personnel in Calabasas, for sales and marketing personnel in Cupertino, California and Woking, England, for development personnel near Boston, Massachusetts, and for Rushware's employees in Kaarst, Germany.


ITEM 3.  LEGAL PROCEEDINGS

            While we are a party to legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

            The common stock is quoted on the Nasdaq National Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the Nasdaq National Market:

                                               CLOSING SALES
                                                  PRICES
                                    ------------------------------------
                                         HIGH                 LOW
                                    ---------------     ----------------
    1998
      First Quarter                    21 5/8            12 1/8
      Second Quarter                   20 1/2            13 3/8
      Third Quarter                    23 9/16           11 5/16
      Fourth Quarter                   31                13 7/16

    1997
      First Quarter                     6 3/16            3 15/16
      Second Quarter                    7 7/16            4 1/4
      Third Quarter                     8 9/16            6 5/16
      Fourth Quarter                   15 5/16            8 1/16

            The last reported price of the common stock on March 24, 1999, as reported by Nasdaq National Market, was $18 per share. As of March 24, 1999, there were approximately 395 holders of record of the common stock.

DIVIDEND POLICY

            We have never paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future. Our principle banking agreements provide that at such times as we have any outstanding borrowings or letters of credit under that facility, we will not pay any cash dividends.

SECURITIES ISSUED IN PRIVATE TRANSACTIONS

            In June 1998, in partnership with JAKKS Pacific, Inc., we signed an exclusive license agreement with Titan Sports, Inc. to publish electronic games based on the World Wrestling Federation franchise on all hardware platforms. In connection with this transaction, we have agreed to issue to Titan Sports, Inc. warrants expiring December 31, 2009 to purchase 187,500 shares of common stock at $15.63 per share. These warrants are being issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

            On May 1, 1998, in connection with our acquisition of GameFx, we issued an aggregate of 355,184 shares of common stock to certain stockholders of GameFx. The shares of common stock were issued pursuant to the exemption from registration provided in Section 4(2), for transactions not involving a public offering.

            On December 3, 1998, in connection with our acquisition of Rushware, we issued 166,620 shares of common stock to the stockholder of Rushware pursuant to the exemption from registration provided in Section 4(2), for transactions not involving a public offering.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

            The following table presents certain selected consolidated financial data for the years 1994 through 1998. The information presented for each of the years ended December 31, 1996, 1997 and 1998 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere herein. Those financial statements have been audited by Deloitte & Touche LLP, independent auditors. The information presented for each of the years ended December 31, 1994 and 1995 were derived from audited financial statements that are not included elsewhere herein.

            This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                                                                    YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------
                                              1994            1995            1996            1997           1998
                                            --------        --------        --------        --------       --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                   $ 13,289        $ 33,250        $ 50,255        $ 89,362       $215,060
Costs and expenses:
  Cost of sales                               12,651          19,501          29,301          48,110        100,001
  Royalties and project abandonment            6,081           4,666           8,587          14,758         48,120
  Product development                            888             889           1,324           1,610          5,092
  Selling and marketing                        6,864           3,114           4,444           8,670         20,262
  General and administrative                   4,172           4,323           4,374           5,379          9,897
  In-process research and
    development                                   --              --              --              --          7,232
                                            --------        --------        --------        --------       --------
        Total costs and expenses              30,656          32,493          48,030          78,527        190,604
                                            --------        --------        --------        --------       --------
Income (loss) from operations                (17,367)            757           2,225          10,835         24,456
Interest income (expense) - net                 (112)           (134)           (316)            464            863
                                            --------        --------        --------        --------       --------
Income (loss) before income taxes            (17,479)            623           1,909          11,299         25,319
Income taxes                                      11              22               8           1,954          9,330
                                            --------        --------        --------        --------       --------
Net income (loss)                           $(17,490)       $    601        $  1,901        $  9,345       $ 15,989
                                            ========        ========        ========        ========       ========
Net income (loss) per share-- basic         $  (5.83)       $    .14        $    .28        $    .99       $   1.49
                                            ========        ========        ========        ========       ========
Net income (loss) per share-- diluted       $  (5.83)       $    .11        $    .26        $    .90       $   1.38
                                            ========        ========        ========        ========       ========
Weighted-average number of
     common shares-- basic                     2,997           4,287           6,788           9,480         10,728
                                            ========        ========        ========        ========       ========
Weighted-average number of
     common shares, stock options
     and warrants-- diluted                    2,997           5,334           7,254          10,352         11,626
                                            ========        ========        ========        ========       ========


                               BALANCE SHEET DATA

                                               YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------
                             1994           1995           1996           1997           1998
                           --------       --------       --------       --------       --------
Working capital            $  3,736       $  7,082       $  9,672       $ 31,462       $ 50,681
Total assets               $ 15,531       $ 16,916       $ 22,840       $ 59,453       $128,917
Lines of credit            $     --       $     --       $  5,355       $     --       $  9,909
Stockholders' equity       $  4,254       $  7,598       $ 11,048       $ 33,527       $ 64,097

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo and Sony and for use on PCs. We released our first title for Nintendo Game Boy Color in late 1998. See "Business -- Titles." The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:


                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
        PLATFORM                    1996      1997      1998
                                    ----      ----      ----
Nintendo (excluding Game Boy)       43%       42%       59%

Nintendo Game Boy/Game Boy
   Color                            33%       23%        8%


Sony                                10%       22%       31%

Sega                                14%       10%       --

PC                                  --         3%        2%


            Our business cycle generally commences with the securing of a license to publish one or more titles based on a property. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After obtaining the license, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse in California for domestic distribution, or to the United Kingdom or Germany for foreign distribution. Foreign sales to distributors in countries other than the United Kingdom and Germany are shipped at the customer's expense directly to the customer's location. Both in the United Kingdom and in Germany, we sell directly to our major retail accounts.

            Unfilled sales orders are commonly referred to as "backlog." Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

            Revenue Fluctuations and Seasonality. We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal, with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand. Our expenses are based, in part, on our expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

            Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As games have become more complex by providing richer playing capabilities, the trend in the interactive entertainment software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products, generally resulting in higher royalties for CD-ROM based products.

            Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We capitalize our advances to developers as prepaid royalties and capitalize internal software development costs for each PC title incurred after the establishment of technological feasibility of the title. (We have not incurred material internal development costs for console titles.) Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. We analyze these capitalized costs quarterly and write off associated prepaid and deferred royalties and software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of December 31, 1998, we had prepaid royalties and capitalized development costs of $11.3 million. If we were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

            Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors) when demand for specific items falls below expectations, in order to maintain our relationships with our customers. These accommodations consist of acquiescing to the customer's request that not all booked orders be filled or that not all shipped orders be accepted, negotiated price discounts and credits against future orders. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

            At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the years ended December 31, 1996, 1997 and 1998, we took provisions of approximately $5.2 million, $10.5 million and $20.8 million, respectively, against gross sales made during such periods. As of December 31, 1998, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $18.9 million.

            The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

            Revenues and Expenses of Joint Venture. In June 1998, we announced that, in partnership with JAKKS Pacific, we had signed an exclusive agreement with Titan to publish WWF electronic games on all platforms. The games will be designed, developed, manufactured and marketed by a joint venture consisting of JAKKS Pacific and us. We will share equally with JAKKS Pacific any profits generated by this joint venture after we each recover the advances we pay to Titan.

            Net Operating Loss Carryforwards. At December 31, 1998, we had $11.5 million of net operating loss ("NOL") carryforwards incurred since 1993 for federal income tax purposes, and $4.6 million for state. Our public offering of common stock in February 1997 resulted in an "ownership change" for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce our federal income tax liability in years in which we have taxable income is limited to an amount equal to approximately $2.2 million per year through the year 2011, when the carryforwards expire.

YEAR 2000 DISCLOSURE

            The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process date fields containing a two-digit year is commonly referred to as the "Year 2000 Compliance" issue. As the year 2000 approaches, these systems may be unable to accurately process certain date-based information. We have reviewed all of our significant internal applications and we believe that no material modifications are necessary to ensure Year 2000 Compliance. We do not anticipate that our total cost of these Year 2000 Compliance activities will be material to our financial position or to our results of operations.

            We are in the process of communicating with others with whom we do significant business (including our major retail accounts and certain providers of product distribution information services) to determine their Year 2000 Compliance readiness and the extent to which we are vulnerable to any third party Year 2000 issues. However, we cannot guarantee that the systems of other companies on which our systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with our systems, could have a material adverse effect on us. The worst case scenario if such problems occur, would be our inability to send or receive sales orders and record revenue. While we are not aware of any significant Year 2000 issues for which we will not be adequately prepared, there can be no assurance that our business, operating results or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. See "Business -- Marketing, Sales and Distribution."


RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:


                                                   YEARS ENDED DECEMBER 31,
                                            --------------------------------------
                                               1996           1997          1998
                                            ---------      ---------     ---------
Domestic sales                                   70.4%          84.3%         86.5%
Foreign sales                                    29.6           15.7          13.5
                                            ---------      ---------     ---------
Net sales                                       100.0%         100.0%        100.0%
Costs and expenses:
  Cost of sales                                  58.3%          53.8%         46.5%
  Royalties and project abandonment              17.1           16.5          22.4
  Product development                             2.6            1.8           2.4
  Selling and marketing                           8.9            9.7           9.4
  General and administrative                      8.7            6.1           4.6
  In-process research and development              --             --           3.4
                                            ---------      ---------     ---------
Total costs and expenses                         95.6%          87.9%         88.7%
                                            ---------      ---------     ---------
Income from operations                            4.4%          12.1%         11.3%
Interest income (expense)-- net                  (0.6)           0.5           0.4
                                            ---------      ---------     ---------
Income before income taxes                        3.8%          12.6%         11.7%
                                            ---------      ---------     ---------
Net income                                        3.8%          10.5%          7.4%
                                            =========      =========     =========



COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

         The following table sets forth, for the years ended December 31, 1998 and 1997, the titles released during such periods for the platforms indicated:

                               YEARS ENDED DECEMBER 31,
                           ------------------------------
                              1997                1998
                           ------------      ------------
 Nintendo 64                   1                   2
 PC CD-ROM                     2                   5
 PlayStation                   7                   8
 SNES                          10                  1
 Genesis                       5                  --
 Game Boy                      8                   5
                           ------------      ------------
           Total               33                  21
                           ============      ============


            Our net sales increased to $215,060,000 in the year ended December 31, 1998, from $89,362,000 in the same period of 1997, as a result of higher unit sales per title shipped. For the year ended December 31, 1998, net sales of our WCW titles, Rugrats: Search for Reptar titles and Quest 64 release, were $140,441,000 (65.3% of net sales), $17,741,000 (8.2% of net sales), and
$17,367,000 (8.1% of net sales), respectively.

            Our foreign net sales grew to $29,132,000 for the year ended December 31, 1998, from $13,998,000, in the same period of 1997, yet decreased as a percentage of net sales to 13.5% from 15.7%, as a consequence of our substantial increase in domestic sales. Our foreign sales in 1998 were attributable to the release of WCW titles, and World Cup 98 and Small Soldiers for the Game Boy platform in foreign markets in 1998, as well as continued demand for previously released titles.

            Our cost of sales for the year ended December 31, 1998 decreased significantly as a percentage of net sales to 46.5% from 53.8% in the same period of 1997, primarily as a result of the increase in PlayStation and CD-ROM product sales (which generally have more favorable gross margins then cartridge titles for Nintendo's platforms).

            Our royalty expense for the year ended December 31, 1998 increased as a percentage of net sales to 22.4% from 16.5% in the same period in 1997. This rise reflects the fact that royalty rates on 32-bit and 64-bit license and development contracts are higher than those typical for older platforms, as well as an industry-wide increase in royalty rates paid to licensors and developers for 32-bit and 64-bit games.

            For the year ended December 31, 1998, our product development expenses increased by $3,482,000 compared to the year ended December 31, 1997. This was due in part to the increased costs associated with the development of 32-bit, 64-bit and PC games, and also reflects operating costs due to increased personnel in connection with the acquisition of GameFx in May 1998.

            For the year ended December 31, 1998, our selling and marketing expenses increased by $11,592,000 compared to the year ended December 31, 1997, as a result of increased marketing efforts for new titles consisting primarily of print and retail cooperative advertising, increased warehouse expenses, and approximately $2 million for national television ad campaigns, as well as increased infrastructure and personnel costs (both domestic and foreign), incurred as a result of our growth in 1998.

            Our general and administrative expenses for the year ended December 31, 1998 decreased as a percentage of net sales to 4.6% from 6.1% for the same period of 1997, but increased in dollar terms by $4,518,000 over 1997. This increase occurred both domestically and internationally and was in response to the growth we experienced in 1998.

            The in-process research and development charge of $7,232,000, incurred during 1998 represents purchase costs relating to the acquisition of GameFx. Purchased research and development includes the value of products in the development stage and not considered to have reached technological feasibility. As of March 31, 1999, we are still in the development process with respect to the product in research and development at the time of the acquisition.

            For the year ended December 31, 1998, interest income increased by $399,000 compared to 1997, as a result of increased cash flows from operations and higher average investment balances during the period.

            During the year ended December 31, 1998 we generated taxable income which resulted in a tax provision of $9,330,000, an increase of $7,376,000 over 1997. The effective tax rate for 1998 was 36.9% compared to 17.3% in 1997. The effective tax rate was negatively impacted by the fact that the purchased in-process research and development costs of $7,232,000 were not deductible for tax purposes. The negative impact of the in-process research and development was offset by the partial reversal of the valuation reserve against deferred tax assets.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

         The following table sets forth, for the years ended December 31, 1996 and 1997, the titles released during such periods for the platforms indicated:


                             YEARS ENDED DECEMBER 31,
                             ------------------------
                               1996           1997
                             ---------     ----------
 Nintendo 64                    --             1
 PC CD-ROM                      --             2
 PlayStation                     4             7
 Saturn                          3            --
 SNES                           11             10
 Genesis                         4             5
 Game Boy                       10             8
 Game Gear                       1            --
                             ---------     ----------
           Total                33             33
                             =========     ==========

            Our net sales increased to $89,362,000 in 1997, from $50,225,000 in 1996, primarily as a result of higher unit sales per title shipped. For the year ended December 31, 1997, net sales of our WCW titles, Madden '98 titles and our Disney Game Boy re-releases (Lion King, Jungle Book, Aladdin and Duck Tales) were $36,181,000 (39.0% of net sales), $6,032,000 (6.8% of net sales) and
$5,214,000 (5.8% of net sales), respectively.

            Foreign net sales were $13,998,000 (15.7% of net sales) for the year ended December 31, 1997, down slightly from $14,856,000 (29.6% of net sales) in 1996, because our 1997 releases WCW vs. NWO: World Tour, K-1 The Arena Fighters, and Vs. were only released in the United States in that year. We released each of these titles internationally in 1998.

            Our cost of sales for 1997 decreased significantly as a percentage of net sales to 53.8%, from 58.3% in 1996, primarily as a result of the increase in sales of PlayStation titles (which generally have more favorable gross margins than cartridge titles for Nintendo's platforms).

            Our royalty expense for 1997 increased $6,171,000 over the same period in 1996 but remained relatively constant as a percentage of our net sales.

            Our product development expenses increased by $286,000 in 1997 as compared to 1996, as a result of increased investment in internal product development during 1997, as well as increased product packaging costs for titles released in 1997.

            Our selling and marketing expenses increased by $4,226,000 in 1997 over 1996, as a result of increased marketing efforts for new titles. This consisted primarily of print and retail cooperative advertising and increased warehouse expense (which is the result of increased sales volume). Selling and marketing expenses as a percentage of our net sales were 9.7% in 1997 as compared to 8.9% in 1996.

            Our general and administrative expenses for 1997 decreased as a percentage of net sales to 6.1%, from 8.7% for 1996, but increased in dollar terms by $1,005,000 over 1996. The increased expenses were due in part to increased infrastructure and personnel costs in 1997 (as a result of the increased sales volume over 1996) and an increase in shareholder relations expenses.

LIQUIDITY AND CAPITAL RESOURCES

            Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer. As of December 31, 1998, we had obligations with respect to future guaranteed minimum royalties of $16,969,000. As of March 24, 1999, our cash and cash equivalents were $44,100,000.

            Our cash and cash equivalents increased to $19,019,000 at December 31, 1998 from $11,724,000 at December 31, 1997. Cash provided by operating activities for 1998 was $7,665,000, resulting primarily from $15,989,000 in net income. This amount was positively impacted by approximately $20,838,000 in allowances provided for doubtful accounts, discounts and returns and $7,232,000 of in-process research and development and negatively impacted by $8,708,000 of deferred income tax assets recognized. Operating cash flow was also impacted as a result of changes in certain operating assets and liabilities.

            Accounts receivable increased from December 31, 1998 to December 31, 1997 as a result of the increased sales volume during the fourth quarter of 1998 compared to the same period of 1997. Prepaid and deferred royalties and software development costs increased from December 31, 1997 as a result of our entering into several new contracts for both properties and new product development. See "--Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Accrued royalties also increased, in part, as a result of new contracts for product development. Additionally, increased demand for certain titles sold in 1998 resulted in royalties due in excess of the minimum guarantees on the related contracts. Inventory and related accounts payable increased significantly during 1998 as a result of advanced purchases of product relating to the expiration of the WCW license. Such product was purchased prior to the termination date of the license (December 28, 1998) and will be sold during the sell off period, which ends in June 1999.

            The amount of our accounts receivable is subject to significant seasonal variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. As a result, our working capital requirements are greatest during our third and fourth quarters. We believe that our cash on hand, funds provided by operations, and our revolving credit facilities will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 1999.

            Net cash used in investing activities during 1998 was $5,830,000, and was predominantly used for acquisitions and investments to further our position in the software industry. Our capital expenditures were $1,233,000 in 1998. We expect to make capital expenditures of between $750,000 and $1,500,000 in 1999.

            Net cash provided by financing activities for 1998 was $5,616,000 million, and was provided by the short-term borrowings and the exercise of options and warrants to purchase our common stock.

            Credit Facilities. In December 1998, we entered into two trade finance agreements with Union Bank of California that established a new revolving credit facility. These agreements expire on May 1, 2000. The principal agreement permits us to borrow (and maintain obligations under outstanding letters of credit) of up to $30,000,000, subject to the following:

         - We may maintain outstanding letters of credit for product purchases of up to $30 million in the aggregate between August 1 of any year and the end of February of the subsequent year;

         - We may maintain outstanding letters of credit for product purchases of up to $15 million in the aggregate between March 1 and July 31 of any year;

         - We may maintain outstanding "standby" letters of credit up to $30 million in the aggregate; and

         - We may borrow up to $15 million (including amounts owing as a result of draws under letters of credit), but we are required to not have any borrowings for a period of at least 60 days during each year of the term of the agreement.

            Our other agreement with Union Bank is for our United Kingdom subsidiary, T.HQ International Ltd., and permits that subsidiary to obtain both standby and product purchase letters of credit of up to $5 million in the aggregate.

            These credit facilities are secured by a lien on substantially all of our assets and those of T.HQ International. Amounts outstanding under these credit facilities bear interest, at our choice, at either a). the bank's prime rate (7.75% at December 31, 1998) or b). the London Interbank Offered Rate (5.06% at December 31, 1998) plus 1.85%. As of December 31, 1998, we had $6,053,000 in outstanding borrowings under these credit facilities and had obligations in respect of outstanding letters of credit of $22 million. As of March 24, 1999 we had no outstanding borrowings and outstanding letters of credit amounted to $2,377,000.

            These agreements contain financial covenants, including the requirement that we:

         - maintain the ratio of our cash, cash equivalents and accounts receivable, to our current liabilities (including advances by the bank), at not less than 1.00:1.00 at the end of each quarter;

         - maintain shareholders' equity of not less than $50 million as of December 31, 1998, increasing by the greater of $10 million or 90% of after-tax profits as of the end of each subsequent year;

         - maintain the ratio of our total liabilities to our shareholders' equity at not greater of 1.10:1.00 as of December 31, 1998 and 1.00:1.00 as of the end of each quarter thereafter;

         -        achieve operating profits of at least $1 each quarter; and

         - maintain the ratio of the value of our inventory as of the last day of any quarter, to our cost of goods sold for the four consecutive quarters ending on that day (or four times our cost of goods sold for the last quarter, if greater), at not more than 1:12.

            These agreements also contain customary non-financial covenants including restrictions on the incurrence of debt and encumbrances and limitations on sales of assets, mergers and acquisitions, dividends, capital expenditures and annual lease obligations.

            Rushware Revolving Credit Facilities. Rushware is a party to three separate revolving credit agreements with three German banks, each of which permits Rushware to borrow up to 5 million Deutsche marks (approximately $3 million) to finance the working capital requirements of Rushware and its subsidiaries. These borrowings are secured by substantially all of the assets of Rushware and its subsidiaries and bear interest at a rate of 7.75%. Each of these agreements expires on March 31, 1999, and we are seeking to extend their terms. As of December 31, 1998, we had $3,856,000 in outstanding borrowings under this credit facility and had no obligations in respect of outstanding letters of credit. As of March 24, 1999 we had $5,499,000 in outstanding borrowings. THQ Inc. guarantees all borrowings under these facilities.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

INTEREST RATE RISK

            We have debt obligations at our German subsidiary that bear fixed interest rates and mature on March 31, 1999. We are negotiating with banks to refinance or extend the terms of the borrowing facilities.

            Our interest rate risk is immaterial due to the short maturity of the debt. If the terms of the debt are extended and continue to be at fixed rates our exposure to interest rate risk will increase.

FOREIGN CURRENCY RISK

            We have not hedged our foreign currency exposure in the past. It is possible that in the future we will enter into foreign currency contracts in order to manage or reduce foreign currency market risk.

            We generate revenues and costs that fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The German and UK subsidiaries purchase some products denominated in US dollars, but sell product primarily in German Marks (or currencies that are closely tied to the Mark) and Pound Sterling. We have not historically hedged this risk.

            Based on the relative size and nature of our foreign operations we do not believe that a ten percent change in foreign currencies would have a material impact on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of THQ Inc. and subsidiaries, together with the report of Deloitte & Touche LLP dated February 24, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required under this Item relating to members of the Board of Directors and Executive Officers of THQ will be included in our 1999 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Election of Directors," "Executive Officers," "Key Employees," "Late Filings" and "Director and Officer Holdings," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            The information required under this Item relating to executive compensation will be included in our 1999 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Executive Compensation," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

            The information required under this Item relating to security ownership of certain beneficial owners and management will be included in our 1999 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Principal Shareholders," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required under this Item relating to certain relationships and related transactions will be included in our 1999 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Employment Agreements" and "Director and Officer Transactions," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K

            (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                        See Index to Financial Statements.

            (b)  REPORTS ON FORM 8-K.

                        None.

            (c)   EXHIBITS.

Exhibit
Number                               Title

 3.1        Certificate of Incorporation (incorporated by reference to Exhibit
            3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the "S-3
            Registration Statement")).

 3.2 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3
            Registration Statement).

 3.3        Amended and Restated Bylaws (incorporated by reference to Exhibit
            3.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

10.1 Amended and Restated 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-2 filed on December 23, 1996 (File No. 333-18641)).

10.2        Stock Option Agreement dated as of August 28, 1996, between the
            Company and Brian J. Farrell (incorporated by reference to Exhibit
            10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K")).

10.3        Amended and Restated 1997 Stock Option Plan (the "1997 Stock Option
            Plan") (incorporated by reference to Exhibit 4.4 to the Registration
            Statement on Form S-8 filed on March 19, 1999 (File No. 333-74715)
            (the "S-8 Registration Statement")).

10.4        Form of Stock Option Agreement for the 1997 Stock Option Plan


            (incorporated by reference to Exhibit 4.5 to the S-8 Registration
            Statement).

10.5        Amended and Restated Employment Agreement dated as of December 31,
            1996, between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.14 to the 1996 10-K).

10.6*       Employment Agreement between Fred A. Gysi and the Company dated
            October 1, 1997.

10.7*       Form of Severance Agreement with Executive Officers.

10.8* Trade Finance Agreement dated as of December 4, 1998, by and between the Company and Union Bank of California, N.A. ("Union Bank").

10.9*       Trade Finance Agreement dated as of December 4, 1998, by and between
            T.HQ International, LTD. ("THQ International") and Union Bank.

10.10*      First Amendment to Trade Finance Agreement dated as of March 22,
            1999, by and between the Company and Union Bank.

10.11*      First Amendment to Trade Finance Agreement dated as of March 22,
            1999, by and between THQ International and Union Bank.

21*         Subsidiaries of the Registrant.

23.1*       Consent of Deloitte & Touche LLP. .


27*         Financial Data Schedule.

----------

     *Filed herewith.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1999                 THQ INC.

                                       By:    /s/   Brian J. Farrell
                                              ----------------------------------
                                              Brian J. Farrell, President
                                              and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                 Date
---------                            -----                                 ----

 /s/ Brian J. Farrell                Director, President and               March 31, 1999
---------------------------          and Chief Executive Officer
Brian J. Farrell                     (Principal Executive Officer)

 /s/ Lawrence Burstein               Director                              March 31, 1999
---------------------------
Lawrence Burstein

/s/ Bruce Jagid                      Director                              March 31, 1999
---------------------------
Bruce Jagid

/s/ James L. Whims                   Director                              March 31, 1999
---------------------------
James L. Whims

/s/ Jeffrey C. Lapin                 Director and Vice Chairman            March 31, 1999
---------------------------
Jeffrey C. Lapin

/s/ L. Michael Haller                Director and                          March 31, 1999
---------------------------          Senior Vice President
L. Michael Haller

/s/ Fred A. Gysi                     Vice President - Finance and          March 31, 1999
---------------------------          Administration, Chief Financial
Fred A. Gysi                         Officer and Secretary
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)


                                    THQ INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                           -----
INDEPENDENT AUDITORS' REPORT                                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 1997 and 1998                                 F-3
  Consolidated Statements of Operations for Each of the Three
     Years in the Period Ended December 31, 1998                                            F-4
  Consolidated Statements of Shareholders' Equity for Each of the Three Years
     in the Period Ended December 31, 1998                                                  F-5
  Consolidated Statements of Cash Flows for Each of the Three Years in the
     Period Ended December 31, 1998                                                         F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  F-9

            All financial statement schedules have been omitted since either (i) the schedule or condition requiring a schedule is not applicable or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of THQ Inc.,
Calabasas, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 24, 1999

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                            --------------------------------
                                                                1997                1998
                                                            ------------        ------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                 $ 11,724,000        $ 19,019,000
  Accounts receivable-- net                                   30,856,000          59,520,000
  Inventory                                                    1,425,000          16,937,000
  Prepaid and deferred royalties                               3,145,000           6,770,000
  Software development costs                                   3,879,000           3,011,000
  Deferred income taxes                                        1,666,000           8,321,000
  Prepaid expenses and other current assets                      478,000           1,548,000
                                                            ------------        ------------
          Total current assets                                53,173,000         115,126,000
Property and equipment-- net                                   1,163,000           2,451,000
Deferred royalties-- net of current portion                      500,000             375,000
Software development costs-- net of current portion                   --           1,173,000
Deferred income taxes                                                 --           2,053,000
Other long-term assets                                           652,000           7,739,000
                                                            ============        ============
        TOTAL ASSETS                                        $ 55,488,000        $128,917,000
                                                            ============        ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit                                           $         --        $  9,909,000
  Accounts payable                                             6,580,000          18,659,000
  Accrued expenses                                             4,372,000          11,017,000
  Accrued royalties                                            7,284,000          16,594,000
  Income taxes payable                                         3,475,000           8,266,000
                                                            ------------        ------------
          Total current liabilities                           21,711,000          64,445,000
Accrued royalties -- net of current portion                      250,000             375,000
Commitments and contingencies                                         --                  --
Shareholders' equity:
Common Stock, par value $.01, 35,000,000
     shares authorized; 10,163,848 and 11,287,331
     shares issued and outstanding as of December 31,
     1997 and 1998, respectively                                   4,000             113,000
Additional paid-in capital                                    47,559,000          62,122,000
Accumulated other comprehensive income                            81,000              60,000
Retained earnings (accumulated deficit)                      (14,117,000)          1,802,000
                                                            ------------        ------------
          Total shareholders' equity                          33,527,000          64,097,000
                                                            ------------        ------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                       $ 55,488,000        $128,917,000
                                                            ============        ============

                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended December 31,
                                     ---------------------------------------------------
                                         1996                1997               1998
                                     ------------        ------------       ------------
Net sales                            $ 50,255,000        $ 89,362,000       $215,060,000
Costs and expenses:
  Cost of sales                        29,301,000          48,110,000        100,001,000
  Royalties and project
    abandonment                         8,587,000          14,758,000         48,120,000
  Product development                   1,324,000           1,610,000          5,092,000
  Selling and marketing                 4,444,000           8,670,000         20,262,000
  General and administrative            4,374,000           5,379,000          9,897,000
  In-process research and
    development                                --                  --          7,232,000
                                     ------------        ------------       ------------
Total costs and expenses               48,030,000          78,527,000        190,604,000
                                     ------------        ------------       ------------
Income from operations                  2,225,000          10,835,000         24,456,000
Interest income (expense), net           (316,000)            464,000            863,000
                                     ------------        ------------       ------------
Income before income taxes              1,909,000          11,299,000         25,319,000
Income taxes                                8,000           1,954,000          9,330,000
                                     ------------        ------------       ------------
Net income                           $  1,901,000        $  9,345,000       $ 15,989,000
                                     ============        ============       ============
Net income per share-- basic         $        .28        $        .99       $       1.49
                                     ============        ============       ============
Net income per share-- diluted       $        .26        $        .90       $       1.38
                                     ============        ============       ============


Shares used in per share
   calculation-- basic                  6,788,000           9,480,000         10,728,000
                                     ============        ============       ============
Shares used in per share
   calculation-- diluted                7,254,000          10,352,000         11,626,000
                                     ============        ============       ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1996, 1997 and 1998


                                                                                         Accumulated     Retained
                                                                           Additional       Other        Earnings
                                      Preferred   Common      Common        Paid-in     Comprehensive  (Accumulated
                                        Stock     Shares      Amount        Capital     Income (Loss)     Deficit)       Total
                                      --------- ----------  ------------  ------------  ------------   ------------   ------------
Balance at January 1, 1996                325    6,326,086  $      4,000  $ 33,317,000  $   (360,000)  $(25,363,000)  $  7,598,000
Exercise of warrants and options           --      408,172            --       712,000            --             --        712,000
Conversion of preferred stock to
  common stock                           (325)     191,576            --            --            --             --             --
Issuance of common stock                   --      183,990            --       529,000            --             --        529,000

Comprehensive income:
  Net income                               --           --            --            --            --      1,901,000      1,901,000
Other comprehensive income
     Foreign currency translation          --           --            --            --       308,000             --        308,000
     adjustment
                                                                                                                      ------------
Comprehensive income                       --           --            --            --            --             --      2,209,000
                                      -------   ----------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1996               --    7,109,824         4,000    34,558,000       (52,000)   (23,462,000)    11,048,000
Exercise of warrants and options           --      466,524            --     1,293,000            --             --      1,293,000
Issuance of common stock                   --    2,587,500            --    11,708,000            --             --     11,708,000

Comprehensive income:
  Net income                               --           --            --            --            --      9,345,000      9,345,000
Other comprehensive income
     Foreign currency translation          --           --            --            --       133,000             --        133,000
     adjustment
                                                                                                                      ------------
Comprehensive income                       --           --            --            --            --             --      9,478,000
                                      -------   ----------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1997               --   10,163,848         4,000    47,559,000        81,000    (14,117,000)    33,527,000


                                   (continued)

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1996, 1997 and 1998


                                                                                       Accumulated     Retained
                                                                         Additional       Other        Earnings
                                   Preferred   Common        Common        Paid-in     Comprehensive  (Accumulated
                                      Stock     Shares       Amount        Capital     Income (Loss)     Deficit)       Total
                                   --------- ----------   ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1997            --    10,163,848         4,000    47,559,000         81,000    (14,117,000)    33,527,000
Exercise of warrants and options        --       601,679         5,000     2,343,000             --             --      2,348,000
Issuance of common stock                --       521,804         4,000    10,647,000             --             --     10,651,000
Tax benefit related to the
   exercise of employee stock
   options                              --            --            --     1,603,000             --             --      1,603,000

Reincorporation                         --            --       100,000      (100,000)            --             --             --

Comprehensive income:
  Net income                            --            --            --            --             --     15,989,000     15,989,000
Other comprehensive income
    Foreign currency translation        --            --            --            --        (21,000)            --        (21,000)
    adjustment
                                                                                                                     ------------
Comprehensive income                    --            --            --            --             --             --     15,968,000
                                    ------   -----------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 1998            --    11,287,331  $    113,000  $ 62,122,000   $     60,000   $  1,802,000   $ 64,097,000
                                    ======   ===========  ============  ============   ============   ============   ============


                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                            ------------------------------------------
                                                                1996           1997           1998
                                                            ------------   ------------   ------------
Cash flows from operating activities:
Net income                                                  $  1,901,000   $  9,345,000   $ 15,989,000
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                337,000        483,000        899,000
    Provision for doubtful accounts, discounts and returns     5,203,000     10,509,000     20,838,000
    Loss on sale of investment securities                             --             --        218,000
    In-process research and development                               --             --      7,232,000
    Deferred income taxes                                             --     (1,666,000)    (8,708,000)
Changes in operating assets and liabilities,
     net of effects from acquisitions:
    Accounts receivable                                      (12,586,000)   (27,299,000)   (43,979,000)
    Inventory                                                    202,000       (441,000)   (13,780,000)
    Prepaid and deferred royalties and
      software development costs                               2,799,000     (2,417,000)     2,703,000
    Prepaid expenses and other current assets                   (322,000)        (4,000)      (239,000)
    Accounts payable and accrued expenses                     (1,233,000)     7,707,000     12,802,000
    Accrued royalties                                           (649,000)     2,338,000      7,650,000
    Income taxes payable                                              --      3,451,000      6,040,000
                                                            ------------   ------------   ------------

Net cash (used in) provided by operating activities           (4,348,000)     2,006,000      7,665,000
                                                            ------------   ------------   ------------

Cash flows used in investing activities:
    Proceeds from sale of investment securities                       --             --        863,000
    Purchase of investment securities                                 --             --     (1,081,000)
    Investment in joint venture                                       --             --     (2,010,000)
    Acquisitions, net of cash acquired                                --             --     (2,369,000)
    Acquisition of equipment                                    (314,000)      (923,000)    (1,233,000)
    Other long-term assets                                      (578,000)            --             --
                                                            ------------   ------------   ------------
Net cash used in investing activities                           (892,000)      (923,000)    (5,830,000)
                                                            ------------   ------------   ------------

Cash flows from financing activities:
    Net increase (decrease) in short-term borrowings           5,355,000     (5,355,000)     3,268,000
    Net proceeds from issuance of common stock                        --     11,708,000             --
    Proceeds from exercise of warrants and options               712,000      1,293,000      2,348,000
                                                            ------------   ------------   ------------
Net cash provided by financing activities                      6,067,000      7,646,000      5,616,000
                                                            ------------   ------------   ------------

Effect of exchange rate changes on cash
   and cash equivalents                                           12,000        261,000       (156,000)
                                                            ------------   ------------   ------------
Net increase in cash and cash equivalents                        839,000      8,990,000      7,295,000
                                                            ------------   ------------   ------------
Cash and cash equivalents -- beginning of period               1,895,000      2,734,000     11,724,000
                                                            ------------   ------------   ------------
Cash and cash equivalents -- end of period                  $  2,734,000   $ 11,724,000   $ 19,019,000
                                                            ============   ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Income taxes                                              $     14,000   $    127,000   $ 12,417,000
                                                            ============   ============   ============
  Interest                                                  $    375,000   $     51,000   $    142,000
                                                            ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

At December 31, 1998, net income tax payable and additional paid-in capital include tax benefits amounting to $1.6 million resulting from disqualified dispositions of common stock by officers and employees of THQ acquired through the exercise of stock options.

As of July 1, 1996 we issued 105,000 shares of common stock in lieu of cash to a former employee of ours. This transaction resulted in a reduction in accounts payable and accrued expenses and a like increase in additional paid-in capital in the amount of $229,000, the fair value of the stock issued on the date of issuance. Also on July 1, 1996, we issued 78,990 shares of common stock as part of the purchase price for a 25% interest in Inland Productions, Inc. ("Inland") increasing other long-term investments and additional paid-in capital by $300,000.

On May 1, 1998 we issued 355,184 shares of common stock as part of the purchase price for GameFx, Inc. This issuance increased common stock and additional paid-in capital by $2,000 and $6,217,000, respectively, and was allocated among the net assets acquired, part of which was written off as in-process research and development. (See Note 11.)

On December 2, 1998 we issued 166,620 shares of common stock as part of the purchase price for Rushware Microhandelsgesellschaft mbH. This issuance increased common stock and additional paid-in capital by $2,000 and $4,430,000, respectively, and was allocated among the net assets acquired. (See Note 11.)


DETAILS OF ACQUISITIONS:


                                            GameFx, Inc.       Rushware
                                            ------------       ------------
Fair value of assets acquired               $  7,492,000       $ 18,581,000
Liabilities assumed                                   --        (12,567,000)
Value of common stock and stock
   options issued                             (6,219,000)        (4,432,000)
                                            ------------       ------------
Cash paid                                      1,273,000          1,582,000
Less cash acquired                                    --           (486,000)
                                            ------------       ------------

Net cash paid for acquisitions              $  1,273,000       $  1,096,000
                                            ============       ============


                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

            Business. THQ Inc., a Delaware corporation, is a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. We currently publish titles for Sony's PlayStation, Nintendo 64, Nintendo Game Boy and Game Boy Color, and personal computers ("PCs") in most interactive software genres, including action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Kay Bee Toys, Target, Electronics Boutique, Best Buy, other national and regional retailers, discount store chains and specialty retailers.

            Unless the context otherwise requires, references in this document to "THQ" or the "Company" include THQ Inc. and all of its wholly owned subsidiaries.

            License Agreements. We have two license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States and Canada, and Europe, respectively, which expire in August 2002 and December 2005, respectively.

            We have various license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market software for use with the 64-bit Nintendo 64, and with the Nintendo Game Boy portable game consoles. The license agreements with Nintendo for such hardware platforms expire at various times from 1999 through 2001.

            Our business is dependent on these license agreements with Sony and Nintendo. Substantially all of our products are manufactured by Sony and Nintendo, who charge us a fixed amount for each CD-ROM or cartridge manufactured, which charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

            In addition, we must indemnify Sony or Nintendo as appropriate, with respect to all loss, liability and expense resulting from any claim against Sony or Nintendo involving the development, marketing, sale or use of our titles, including any claims for copyright or trademark infringement brought against Sony or Nintendo. As such, we bear the risk that the properties and information and technology licensed from Sony or Nintendo and incorporated in the software may infringe the rights of third parties. Generally, we are entitled to indemnification from our software developers and property licensors to cover our indemnification obligations to Sony or Nintendo but no assurance can be given that, if any claim is brought against us, the developers and/or licensors will have sufficient resources to indemnify us.

            On March 10, 1998, we announced that our current license agreement with World Championship Wrestling will not be renewed. The license agreement expired on December 29, 1998, and permits us to continue to sell products on hand and in process at that date through June 29, 1999. Products released by us under this license accounted for 65% of our revenues in 1998 and are expected to account for a substantial portion of our revenues in 1999.

            In June 1998, in partnership with JAKKS Pacific, Inc., we obtained an exclusive, long-term license agreement with Titan Sports, Inc. ("Titan") to publish titles based on the World Wrestling Federation franchise on all hardware platforms. This license permits us to release our first WWF game after November 16, 1999. (See Note 9.)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation. The consolidated financial statements include the accounts of THQ Inc. and our wholly owned subsidiaries. All material intercompany balances and transaction have been eliminated in consolidation.

            Foreign Currency Translation. Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of shareholders' equity. Foreign currency transaction gains and losses result from exchange rate changes denominated in currencies other than the functional currency. We have not experienced significant foreign currency transaction gains or losses.

            Cash Equivalents. We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

            Fair Values of Financial Instruments. The carrying value of our advances from our banks are considered to approximate their fair value because the interest rate of these instruments is based on variable reference rates.

            Concentrations of Credit Risk. Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place cash and cash equivalents with high credit-quality institutions and limit the amount of credit exposure to any one institution. Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. While we frequently monitor and manage this risk, financial difficulties on the part of one or more of our major customers may have a material adverse effect on us.

            Sales (before returns and allowances) to a major customer represented 12%, 19% and 13% of gross sales in the years ended December 31, 1996, 1997 and 1998, respectively. In 1997 one other customer represented 10% of sales (before returns and allowances). In 1998 another customer represented 19% of sales (before returns and allowances). We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

            Inventory. Inventory, which consists principally of finished products, are stated at the lower of cost (first-in, first-out basis) or market. We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales.

            Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Property and equipment consist of the following at:

                                                            December 31,
                                                    ---------------------------
                                        Lives           1997           1998
                                    ------------    -----------     -----------
Furniture, fixtures and equipment        5 yrs      $ 1,634,000     $ 2,832,000
Leasehold improvements                 3-5 yrs           49,000         560,000
Less accumulated depreciation and
  amortization                                         (520,000)       (941,000)
                                                    -----------     -----------
                                                    $ 1,163,000     $ 2,451,000
                                                    ===========     ===========

            Royalties, Software Development Costs and Project Abandonment Loss. Advance royalty payments for intellectual property licenses are recorded as prepaid royalties. All minimum guaranteed royalty payments are initially recorded as an asset (prepaid and deferred royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

            We utilize both independent software developers (who are paid advances against future royalties) and internal development teams to develop our software. Under generally accepted accounting principles, such software development costs are capitalizable when technological feasibility has been established. Technological feasibility for console entertainment software has been established by Sony and Nintendo for use with their respective hardware platforms.

            Prepaid royalty and software development costs are expensed, as a part of royalties expense, at the contractual royalty rate based on actual net product sales. We also expense as project abandonment losses, also included in royalties expense, advances or capitalized software development costs when, in management's estimate, future revenues will not be sufficient to recover previously capitalized costs. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. Research and development costs are expensed as incurred.

            Impairment of Long-lived Assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

            Revenue Recognition. Revenue is recognized when products are shipped, provided that no significant vendor support obligations remain outstanding, and provided that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. We estimate such returns and allowances based upon management's evaluation of our historical experience and current industry trends. Such estimates are deducted from gross sales. Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims. (See Note 4.)

            Stock Based Compensation. We account for our employee stock plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

            Income Taxes. Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

            Basic and Diluted Earnings Per Share. Effective January 1, 1998, we adopted Statement of Financial Accounting Standard No.128 ("SFAS"), "Earnings per Share". The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                   Years Ended December 31,
                                         -----------------------------------------
                                             1996           1997           1998
                                         -----------    -----------    -----------

Net income used to compute basic
  and diluted earnings per share         $ 1,901,000    $ 9,345,000    $15,989,000
                                         -----------    -----------    -----------
Weighted average number of shares
  outstanding-- basic                      6,788,000      9,480,000     10,728,000
Dilutive effect of stock options and
  warrants                                   466,000        872,000        898,000
                                         ===========    ===========    ===========
Number of shares used to compute
  earnings per share-- diluted             7,254,000     10,352,000     11,626,000
                                         ===========    ===========    ===========

Anti-dilutive options of 139,000 have been excluded from the December 31, 1998 calculation.


            Recently Issued Accounting Pronouncements. Effective January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

            We adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." during the year ended December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographic areas and major customers. (See Note 13.)

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedge Activities". SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. We are currently evaluating the potential impact of SFAS No. 133.

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

            Reclassifications. Certain items in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.   CREDIT FACILITY

             In December 1998, we entered into two trade finance agreements with Union Bank of California that established a new revolving credit facility. These agreements expire on May 1, 2000. The principal agreement permits us to borrow (and maintain obligations under outstanding letters of credit) of up to $30,000,000, subject to the following:

            - We may maintain outstanding letters of credit for product purchases of up to $30,000,000 in the aggregate between August 1 of any year and the end of February of the subsequent year;

            - We may maintain outstanding letters of credit for product purchases of up to $15,000,000 in the aggregate between March 1 and July 31 of any year;

            - We may maintain outstanding "standby" letters of credit up to $30,000,000 in the aggregate; and

            - We may borrow up to $15,000,000 (including amounts owing as a result of draws under letters of credit), but we are required to not have any borrowings for a period of at least 60 days during each year of the term of the agreement.

            Our other agreement with Union Bank is for our United Kingdom subsidiary, T.HQ International Ltd., and permits that subsidiary to obtain both standby and product purchase letters of credit of up to $5,000,000 in the aggregate.

            These credit facilities are secured by a lien on substantially all of our assets and those of T.HQ International Ltd. Amounts outstanding under these credit facilities bear interest, at our choice, at either a). the bank's prime rate (7.75% at December 31, 1998) or b). the London Interbank Offered Rate (5.06% at December 31, 1998) plus 1.85%. As of December 31, 1998, we had $6,053,000 in outstanding borrowings under these credit facilities and had obligations in respect of outstanding letters of credit of $22,000,000.

            These agreements contain financial covenants, including the requirement that we:

            - maintain the ratio of our cash, cash equivalents and accounts receivable, to our current liabilities (including advances by the bank), at not less than 1.00:1.00 at the end of each quarter;

            - maintain shareholders' equity of not less than $50 million as of December 31, 1998, increasing by the greater of $10 million or 90% of after-tax profits as of the end of each subsequent year;

            - maintain the ratio of our total liabilities to our shareholders' equity at not greater of 1.10:1.00 as of December 31, 1998 and 1.00:1.00 as of the end of each quarter thereafter;

            -           achieve operating profits of at least $1 each quarter;
                        and

            - maintain the ratio of the value of our inventory as of the last day of any quarter, to our cost of goods sold for the four consecutive quarters ending on that day (or four times our cost of goods sold for the last quarter, if greater), at not less than 1:12.

            These agreements also contain customary non-financial covenants including restrictions on the incurrence of debt and encumbrances and limitations on sales of assets, mergers and acquisitions, dividends, capital expenditures and annual lease obligations.

            Rushware Revolving Credit Facilities. Rushware (See Note 11) is a party to three separate revolving credit agreements with three German banks, each of which permits Rushware to borrow up to 5 million Deutsche marks (approximately $3 million) to finance the working capital requirements of Rushware and its subsidiaries. These borrowings are secured by substantially all of the assets of Rushware and its subsidiaries and bear interest at a rate of 7.75%. Each of these agreements expires on March 31, 1999, and we are seeking to extend their terms. As of December 31, 1998, we had $3,856,000 in outstanding borrowings under this credit facility. All Rushware borrowings are guaranteed by THQ Inc.

4.   ACCOUNTS RECEIVABLE AND ACCRUED RETURNS AND ALLOWANCES

            Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at December 31, 1997 and 1998 are composed of the following:

                                                          December 31,
                                                 ------------------------------
                                                     1997              1998
                                                 ------------      ------------
Accounts receivable-- domestic                   $ 33,787,000      $ 66,406,000
Other receivables-- domestic                          133,000           280,000
Allowance for domestic returns and
  doubtful accounts                                (7,767,000)      (15,008,000)
Other accounts receivable-- foreign                 5,075,000        11,732,000)
Allowance for foreign doubtful accounts               (10,000)       (2,345,000)
Allowance for foreign discounts and returns          (362,000)       (1,545,000)
                                                 ------------      ------------
          Accounts receivable-- net              $ 30,856,000      $ 59,520,000)
                                                 ============      ============

            The allowance for domestic accrued returns and allowances consists of the following:

                                                  December 31,
                                 ----------------------------------------------
                                     1996             1997             1998
                                 ------------     ------------     ------------
Balance at January 1             $ (2,859,000)    $ (2,772,000)    $ (7,767,000)
Provision for discounts and
   returns                         (4,771,000)     (10,172,000)     (18,870,000)
Actual discounts
   and returns                      4,858,000        5,177,000       11,629,000
                                 ------------     ------------     ------------
Ending balance                   $ (2,772,000)    $ (7,767,000)    $(15,008,000)
                                 ============     ============     ============

            The allowance for foreign doubtful accounts consists of the following:

                                                              December 31,
                                             -------------------------------------------
                                                 1996            1997            1998
                                             -----------     -----------     -----------
Balance at January 1                         $(1,380,000)    $(1,294,000)    $   (10,000)
Rushware purchase as of December 2, 1998              --              --      (1,626,000)
Provision for doubtful accounts                  (10,000)         (4,000)         (4,000)
Actual doubtful accounts (recoveries)             96,000       1,288,000        (705,000)
                                             -----------     -----------     -----------
Ending balance                               $(1,294,000)    $   (10,000)    $(2,345,000)
                                             ===========     ===========     ===========


            The allowance for foreign discounts and returns consists of the following:

                                                              December 31,
                                             -------------------------------------------
                                                 1996            1997            1998
                                             -----------     -----------     -----------
Balance at January 1                         $  (311,000)    $  (292,000)    $  (362,000)
Rushware purchase as of December 2, 1998              --              --      (2,091,000)
Provision for discounts and returns             (422,000)       (333,000)     (1,964,000)
Actual discounts and returns                     441,000         263,000       2,872,000
                                             -----------     -----------     -----------
Ending balance                               $  (292,000)    $  (362,000)    $(1,545,000)
                                             ===========     ===========     ===========


5.  EMPLOYEE PENSION PLAN

            We sponsor for our U.S. employees a defined contribution plan under
Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee's deferral, up to 4% of compensation. We may also contribute funds to the plan in the form of a profit sharing contribution. Expenses under the plan were $161,000, $119,000, and $400,000 in 1996, 1997 and
1998, respectively.

6.  INCOME TAXES

            The provision for income taxes consists of the following:

                                    1996              1997               1998
                                ------------      ------------       ------------
Current
  Federal                       $      2,000      $  2,760,000       $ 14,642,000
  State                                6,000           821,000          3,275,000
  Foreign                                 --            39,000            121,000
                                ------------      ------------       ------------
                                       8,000         3,620,000         18,038,000
                                ------------      ------------       ------------
Deferred
  Federal                                 --        (1,283,000)        (7,170,000)
  State                                   --          (383,000)        (1,538,000)
                                ------------      ------------       ------------
                                          --        (1,666,000)        (8,708,000)
                                ------------      ------------       ------------

Provision for income taxes      $      8,000      $  1,954,000       $  9,330,000
                                ============      ============       ============

            A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

                                                  1996          1997          1998
                                               ---------     ---------     ---------
Federal provision at statutory rate                 35.0%         35.0%         35.0%
State taxes (net of Federal benefit)                  --           4.0%          5.0%
In-process research and development                   --            --          10.0%
Change in valuation allowance                      (34.9)        (21.7)        (11.8)
Foreign taxes and other, net                          --            --          (1.3)
                                               ---------     ---------     ---------
                                                     0.1%         17.3%         36.9%
                                               =========     =========     =========

            The components of deferred income tax assets (liabilities) are as follows:

                                                                   December 31,
                                        -----------------------------------------------------------------
                                                    1997                               1998
                                        ------------------------------      -----------------------------
                                          Federal            State            Federal            State
                                        -----------       -----------       -----------       -----------
Current
-------
 Deferred income tax assets:
  Allowance for doubtful accounts,
     discounts and returns              $ 2,641,000       $   566,000       $ 5,263,000       $ 1,117,000
  License abandonment                       652,000           140,000         2,258,000           339,000
  State income taxes                             --                --         1,213,000                --
  Other -- net                              540,000            56,000           436,000           248,000
                                        -----------       -----------       -----------       -----------
 Total deferred income tax assets         3,833,000           762,000         9,170,000         1,704,000

 Deferred tax liabilities:
  Software development costs             (2,260,000)         (379,000)       (1,418,000)         (196,000)
  State income taxes                       (290,000)               --          (939,000)               --
                                        -----------       -----------       -----------       -----------
 Deferred income taxes                  $ 1,283,000       $   383,000       $ 6,813,000       $ 1,508,000
                                        ===========       ===========       ===========       ===========
Non-Current
-----------
 Deferred income tax assets:
  Net operating loss                    $  4,980,000      $   473,000       $ 4,021,000       $   413,000
  Other -- net                                   --                --            80,000                --
                                        -----------       -----------       -----------       -----------
 Net deferred tax assets                  4,980,000           473,000         4,101,000           413,000
 Valuation allowance                     (4,980,000)         (473,000)       (2,461,000)               --
                                        -----------       -----------       -----------       -----------
 Deferred income taxes                  $        --       $        --       $ 1,640,000       $   413,000
                                        ===========       ===========       ===========       ===========



            The valuation reserve decreased $21,000, $2,231,000 and $2,992,000 during 1996, 1997 and 1998, respectively.

            At December 31, 1998, net income taxes payable and additional paid-in capital include tax benefits amounting to $1.6 million resulting from disqualified dispositions of common stock by officers and employees of THQ acquired through the exercise of stock options.

            As of December 31, 1998 we had federal and state net operating loss carryforwards of approximately $11,489,000 (expiring from 2009 to 2011) and approximately $4,589,000 (expiring in 1999), respectively.

            At December 31, 1998 we had accumulated foreign earnings of $272,000. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

            The sale of 2,250,000 shares of common stock issued by us on February 11, 1997 resulted in an "ownership change" for the Internal Revenue Code purposes. As a result, the amount of our net operating loss carryforward available to reduce our federal income tax liability in future years in which we have taxable income will be limited to an annual amount of approximately $2,225,000.

7.  STOCK OPTION PLAN

            We have two stock option plans (the "1990 Plan" and "1997 Plan"), which provide for the issuance of up to 975,000 and 1,650,000 shares, respectively, available for employees, consultants and non-employee directors. As of December 31, 1998, 8,965 options under the 1990 Plan and 188,524 options under the 1997 Plan were available for grant. Stock options granted under the option plans may be incentive stock options, or nonstatutory stock options. Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of nonstatutory stock options, all employees (including officers) or non-employee directors of THQ.

            The exercise price per share of all options granted under the plans in 1996, 1997 and 1998 has been the market price of the stock on the date of the grant. Generally, options granted become exercisable over three years and expire within five years from the date of grant.

                                                         Weighted Average
                                                             Exercise                 Number of
           Stock Options                                      Price                    Shares
----------------------------------------                 ----------------            -----------

Balance at January 1, 1996                                    $ 4.03                    981,886
Granted                                                       $ 2.82                    212,250
Exercised                                                     $ 2.06                   (180,411)
Canceled                                                      $ 6.48                   (278,376)
                                                                                    -----------
Balance at December 31, 1996                                  $ 2.27                    735,349
Granted                                                       $ 7.80                    625,124
Exercised                                                     $ 2.44                   (179,762)
Canceled                                                      $ 2.35                    (17,998)
                                                                                    -----------
Balance at December 31, 1997                                  $ 5.19                  1,162,713
Granted                                                       $16.39                    913,675
Exercised                                                     $ 3.17                   (368,937)
Canceled                                                      $13.18                    (52,325)
                                                                                    -----------
Balance at December 31, 1998                                  $11.57                  1,655,126
                                                                                    ===========

Options exercisable at December 31, 1998                      $ 6.36                    466,656
                                                                                    ===========


            Options granted and shares exercised relating to options granted outside of our stock option plan during 1996, 1997, and 1998 are listed below. Share exercise prices for these options equal the market price of our common stock at the date of the grant.

                                                   Share        Number
                                         Grant    Exercise     of Shares  Number of Shares  Number of Shares   Number of Shares
Description                              Year       Price       Granted    Exercised 1996    Exercised 1997     Exercised 1998
--------------------------------------  -------- -----------   ---------  ----------------  -----------------  ----------------

Former Executive                         1994       $ 2.50       134,016                       134,016
                                                               ---------
   Total options granted 1994                                    134,016

Brian J. Farrell, President              1995       $ 2.04       210,000                        90,000             120,000
Outside consultants                      1995       $ 1.91        45,000       4,999             2,501              37,500
Former employee severance package        1995       $ 1.50        30,000      30,000
Former employee severance package        1995       $ 1.87        75,000      75,000
                                                               ---------
   Total options granted 1995                                    360,000

Brian J. Farrell, President              1996       $ 3.33       300,000
Outside consultant                       1996       $ 3.46        37,500                        37,500
                                                               ---------
   Total options granted 1996                                    337,500

Employee director                        1998       $16.75       200,000
Nonemployee directors                    1998       $27.81        22,500
GameFx options                           1998       $ 1.97        14,805
                                                               ---------
   Total options granted 1998                                    237,305

                                                               ---------     -------         ---------           ---------
Total                                                          1,068,821     109,999           264,017             157,500
                                                               =========     =======         =========           =========
Balance outstanding at
 December 31, 1998                                               537,305
                                                               =========

Options exercisable at
 December 31, 1998                                               322,517
                                                               =========

            The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Number                       Weighted Average Remaining                Weighted
Range of Exercise Price     Outstanding at December 31, 1998               Contractual Life              Average Exercise Price
--------------------------  -----------------------------------     ------------------------------     -----------------------------
   $ 1.87 - $ 3.33                        519,552                                    6                             $ 2.80
   $ 3.61 - $ 9.67                        576,904                                    4                             $ 7.57
   $14.75 - $14.75                        527,025                                    5                             $14.75
   $15.00 - $18.54                        461,450                                    6                             $16.61
   $20.92 - $28.00                        107,500                                    6                             $26.97
                                        ---------                                   --                             ------
                                        2,192,431                                    5                             $11.02
                                        =========                                   ==                             ======

                                     Shares               Weighted
                                 Exercisable at           Average
Range of Exercise Price         December 31, 1998      Exercise Price
--------------------------      -----------------     ---------------
   $ 1.87 - $ 3.33                  478,264               $ 2.85
   $ 3.61 - $ 9.67                  228,409               $ 6.94
   $14.75 - $14.75                       --               $   --
   $15.00 - $18.54                   45,000               $15.71
   $20.92 - $28.00                   37,500               $25.05
                                    -------               ------
                                    789,173               $ 5.82
                                    =======               ======


            The estimated fair value of the options granted in 1996, 1997 and 1998 was $1,094,000, $3,041,000 and $11,790,000, respectively. We apply
Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost for our stock option plans has been recognized in 1996, 1997 or 1998. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, Accounting for Stock Based Compensation, our net income and earnings per share for the years ended December 31, 1996, 1997 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                       Years Ended
                                  -------------------------------------------------------
                                  December 31, 1996  December 31, 1997  December 31, 1998
                                  -----------------  -----------------  -----------------
Net income:
     As reported                   $    1,901,000     $    9,345,000     $   15,989,000
     Pro forma                     $    1,123,000     $    8,144,000     $   12,682,000
Diluted net income per share:
     As reported                   $          .26     $          .90     $         1.38
     Pro forma                     $          .15     $          .79     $         1.09

            The fair market value of options granted under the stock option plans during 1996, 1997 and 1998 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                         Years Ended
                           ------------------------------------------------------------------------
                            December 31, 1996          December 31, 1997         December 31, 1998
                           -----------------------    -----------------------   -------------------
Dividend yield                      0%                         0%                        0%
Anticipated volatility             83%                        83%                       87%
Weighted average
   Risk-free interest rate        5.95%                      6.0%                      5.15%
Expected lives                   4 years                    4 years                   4 years


8.  RELATED PARTY TRANSACTIONS

            In 1996, 1997 and 1998, we paid the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass, of which Mr. Skala, a director of THQ through January 14, 1997, is a partner, approximately $215,000, $107,000, and $30,000, respectively.

            In 1996, 1997 and 1998, we paid Inland Productions, Inc., a software developer in which we acquired a 25% interest in on July 1, 1996, $775,000, $985,000, and $4,891,000, respectively. As of December 31, 1997 and 1998, we owed Inland Productions, Inc. $640,000 and $166,000, respectively.


9. CAPITAL STOCK TRANSACTIONS

            During 1996, all shares of preferred stock issued during 1995 were converted to common stock.

            During 1996, we issued 105,000 shares of common stock, at the fair market value of the stock on such date, in settlement of an accrued liability of $229,000 due to a former employee.

            During the years ended December 31, 1996, 1997 and 1998, the number of warrants to purchase our common stock exercised were 105,000, 22,746 and 75,000, respectively. We received proceeds from the exercise of such warrants totaling $149,000, $123,000 and $827,000, in the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1998 outstanding warrants were 15,000 at an average exercise price of $6.83.

            In connection with obtaining the World Wrestling Federation license (See Note 1), we have agreed to issue to Titan Sports, Inc. warrants expiring December 31, 2009 to purchase 187,500 shares of common stock at $15.63 per share.

            On February 14, 1997, we completed a public offering of 2,250,000 shares of our common stock. In conjunction with the offering, we granted to the underwriters an over-allotment option, exercisable within 30 days of February 11, 1997, to purchase up to 337,500 additional shares of the common stock at the public offering price of $5.00 per share. On March 11, 1997, the underwriters exercised their over-allotment option. All of these shares were newly issued and sold on behalf of us. The net proceeds of the 2,587,500 shares sold were approximately $11,700,000.

            On July 23, 1998, we announced a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed on August 24, 1998, to shareholders of record on August 20, 1998. The accompanying consolidated financial statements have been adjusted to give effect to this stock split for all periods presented.

            On May 1, 1998, we issued 355,184 shares of common stock in connection with the acquisition of GameFx, Inc. (See Note 11.) In December 1998, we issued an additional 166,620 shares of common stock as part of the purchase cost of Rushware Microhandelsgesellschaft mBH. (See Note 11.)


10.   REINCORPORATION

            On January 6, 1998, T.HQ, Inc. a New York corporation ("THQ New York"), was reincorporated as a Delaware corporation. Pursuant to the reincorporation each share of THQ New York's common stock, par value $.0001 per share, outstanding prior to the reincorporation was converted into one share of common stock, $0.01 par value per share, of THQ Delaware.


11.   OTHER LONG-TERM ASSETS

            On July 1, 1996, we acquired a 25% interest in Inland, a Software developer for home entertainment game systems. The investment consisted of $300,000 in cash and 78,990 shares of Common Stock valued at $300,000, and is included in other long-term assets in the accompanying balance sheet. The investment exceeded our equity in the underlying net assets by $613,000, which is being amortized over five years. The equity in the operating results of Inland is not material to the results of operations.

            On August 2, 1996, we acquired the business of Heliotrope Studios, Inc. ("Heliotrope"), an interactive software developer for personal computers. The excess of the cost of the acquisition over the estimated fair value of assets acquired (approximately $265,000) was included as a long-term investment in the accompanying balance sheet. Such excess cost was being amortized over five years. In 1998, the operation was closed and the remaining asset value of $203,000 was expensed.

            On May 1, 1998, we acquired all of the outstanding shares of an applied technology company, GameFx, Inc., a Delaware corporation ("GameFx"), pursuant to a merger of GameFx with and into our newly formed, wholly owned subsidiary. The consideration paid by us consisted of (i) the issuance of 355,184 shares of Common Stock, (ii) the assumption of stock options issued by GameFx to its employees that, if and when exercised, permit the holders thereof to acquire approximately 14,850 shares and (iii) approximately $1,273,000 in cash. The total acquisition cost was approximately $7.5 million and was accounted for as a purchase. The purchase price was allocated to certain intangible assets acquired and to purchased in-process research and development ("R & D"). Purchased R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R & D is expensed. Accordingly, $7.2 million of the acquisition cost was expensed in the second quarter of 1998. Approximately $260,000 of the purchase price was allocated to other intangible assets and is being amortized over five years. GameFx had earned no revenues prior to our acquisition and had incurred only payroll and related costs that would not be material to our operations, therefore pro forma results are not included.

            In June 1998, we announced that, in partnership with JAKKS Pacific Inc. ("JAKKS Pacific") (a manufacturer and marketer of toys), we had signed an exclusive ten-year license agreement with Titan Sports Inc. ("Titan") to publish World Wrestling Federation electronic games on all platforms. The games will be designed, developed, manufactured and marketed by THQ/JAKKS Pacific LLC, a joint venture. We will oversee product development and sales, and THQ/JAKKS Pacific LLC will co-manage the marketing of the games. We expect that the first game produced under this license will be released near the end of 1999. We have a 50% ownership interest in this joint venture. Our investment of $2,010,000 as of December 31, 1998 is predominately initial funding as the joint venture had no operations as of December 31, 1998.

            In December 1998, we acquired all of the outstanding shares of Rushware Microhandelsgesellschaft mbH and its subsidiaries, Softgold Computerspiele GmbH and ABC Spielspass GmbH ("Rushware") for consideration consisting of approximately $1,582,000 in cash and 166,620 shares of common stock with a fair value of $4,432,000 which was accounted for as a purchase. Rushware, based in Germany, is a leading German distributor of interactive entertainment software for personal computers. Rushware now serves as our distributor and publisher in Germany and other German-speaking countries. Our results of operations include one month of Rushware operations.

            The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Rushware had occurred as of the beginning of the periods presented. The pro forma amounts contained in the table below include adjustments for interest expense, assumed decrease in interest earned and additional common stock outstanding.

                                                                    December 31,
                                                             -----------------------------
(Dollars in thousands, except per share amounts)
                                                                   1997           1998
                                                             -------------- --------------
Net sales                                                    $     133,750  $     237,449
Net income                                                   $      10,130  $      11,452
Basic income per common share                                $        1.01  $        1.04
Diluted income per common share                              $        0.93  $        0.96



            The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.

            The allocation of the purchase price is based on preliminary data and could change when final valuation information is determined.

12.  COMMITMENTS AND CONTINGENCIES

            Royalties. At December 31, 1997 and 1998, accrued royalties were $7,534,000 and $16,969,000, respectively. Royalties are classified as current liabilities if initial sales are to commence within one year.

            We entered into a joint venture agreement creating a new limited liability company (LLC) in which we hold a 50% ownership interest. On June 10, 1998, the LLC entered into a license agreement through December 31, 2009, with an option for a five year automatic extension if the LLC pays the licensor $27,000,000 in royalties during the initial ten year period of the agreement. The license agreement includes a total of $18,000,000 in guaranteed royalty payments, payable over the ten year initial term and $7,500,000 guaranteed payments over the five year renewal period, if applicable. We are responsible for $10,500,000 of the $18,000,000 guarantee royalty payments. The guarantee payments include a $3,000,000 advance, paid within 15 days after the agreements were executed, and ten minimum guaranteed installments of $1,500,000, due each January 30, starting in 2000 and ending 2009. We were responsible for funding $2,000,000 of the initial advance and are responsible for $1,000,000 of the first four and $750,000 of the next six of ten yearly installments. All unpaid guaranteed amounts as of December 31, 1998 are included in the totals of the "future annual minimum royalty guarantees" table noted below. The $7,500,000 renewal guaranteed will be payable in five yearly installments, of which we will be responsible for 50% of each yearly payment.

            We have agreed to issue to Titan warrants expiring December 31, 2009 to purchase 187,500 shares of common stock at $15.63 per share.

            Future annual minimum royalty guarantees, including the Titan license, are as follows:


                        1999                       $   17,594,000
                        2000                            1,375,000
                        2001                            1,000,000
                        2002                            1,000,000
                        2003                              750,000
                        Thereafter                      3,750,000
                                                   --------------
                             Total                 $   25,469,000
                                                   ==============

            Leases. We are committed under operating leases with lease termination dates to 2003. Minimum future rentals pursuant to these leases as of December 31, 1998 are as follows:

                          FACILITIES        EQUIPMENT
                        -------------     -------------
        1999              $1,006,000         $346,000
        2000                 835,000          184,000
        2001                 564,000           83,000
        2002                 238,000           50,000
        2003                       0           43,000
                        ------------     ------------
                          $2,643,000         $706,000
                        ============     ============

            Rent expense was $183,000, $258,000, and $490,000 in 1996, 1997 and
1998, respectively.

13.  OPERATIONS IN GEOGRAPHIC AREAS

            We develop, market and distribute software products. The following information sets forth geographic information on our sales and long-lived assets for the years ended December 31, 1996, 1997 and 1998:

                                      United       United
                                      States       Kingdom        Other     Consolidated
                                     --------      --------      --------   ------------
                                                 (in thousands of dollars)
Year ended December 31, 1996:
Sales to unaffiliated customers      $ 35,399      $ 14,856      $     --    $ 50,255
                                     ========      ========      ========    ========
Long-lived assets at
  December 31, 1996                  $  1,294      $     82      $     --    $  1,376
                                     ========      ========      ========    ========
Year ended December 31, 1997:
Sales to unaffiliated customers      $ 75,365      $ 14,000      $     (3)   $ 89,362
                                     ========      ========      ========    ========
Long-lived assets at
  December 31, 1997                  $  2,163      $    152      $     --    $  2,315
                                     ========      ========      ========    ========
Year ended December 31, 1998:
Sales to unaffiliated customers      $185,927      $ 23,881      $  5,252    $215,060
                                     ========      ========      ========    ========
Long-lived assets at
  December 31, 1998                  $  7,965      $  4,763      $  1,063    $ 13,791
                                     ========      ========      ========    ========

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

       Our summarized quarterly financial data is as follows:

                                                                           Quarter Ended
                                           ----------------------------------------------------------------------------------
(Amounts in thousands, except per share
data)                                          March 31             June 30           September 30          December 31
---------------------------------------    -----------------  -------------------  ------------------  ----------------------

Year ended December 31, 1996:
Revenues                                            $ 6,582              $12,087             $11,102                $ 20,484
Expenses                                              6,839               11,591              10,450                  19,466
                                           -----------------  -------------------  ------------------  ----------------------
Income (loss) before income taxes                      (257)                 496                 652                   1,018
Income taxes                                              4                   --                  --                       4
                                           -----------------  -------------------  ------------------  ----------------------
Net income (loss)                                   $  (261)             $   496             $   652                $  1,014
                                           =================  ===================  ==================  ======================

Net income (loss) per share:
   Basic                                            $  (.04)             $   .07             $   .09                $    .14
                                           =================  ===================  ==================  ======================
   Diluted                                          $  (.04)             $   .07             $   .09                $    .13
                                           =================  ===================  ==================  ======================

Year ended December 31, 1997:
Revenues                                            $11,839              $12,265             $16,355                $ 48,903
Expenses                                             11,115               11,205              14,517                  41,226
                                           -----------------  -------------------  ------------------  ----------------------
Income before income taxes                              724                1,060               1,838                   7,677
Income taxes                                              4                   66                 410                   1,474
                                           -----------------  -------------------  ------------------  ----------------------
Net income                                          $   720              $   994             $ 1,428                $  6,203
                                           =================  ===================  ==================  ======================

Net income per share:
   Basic                                            $   .09              $   .10             $   .15                $    .62
                                           =================  ===================  ==================  ======================
   Diluted                                          $   .08              $   .09             $   .13                $    .56
                                           =================  ===================  ==================  ======================

Year ended December 31, 1998:
Revenues                                            $48,453              $29,325             $25,963                $111,319
Expenses                                             38,933               32,591              22,289                  95,928
                                           -----------------  -------------------  ------------------  ----------------------
Income (loss) before income taxes                     9,520               (3,266)              3,674                  15,391
Income taxes                                          3,028                1,083               1,248                   3,971
                                           -----------------  -------------------  ------------------  ----------------------
Net income (loss)                                   $ 6,492              $(4,349)            $ 2,426                $ 11,420
                                           =================  ===================  ==================  ======================

Net income (loss) per share:
   Basic                                            $   .63              $  (.41)            $   .22                $   1.04
                                           =================  ===================  ==================  ======================
   Diluted                                          $   .57              $  (.41)            $   .21                $    .95
                                           =================  ===================  ==================  ======================
