Form 10-Q
period 1999-03-31
THQ INC
filed 1999-05-17
CIK 865570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

Common stock, $0.01 par value: 11,395,263 shares (as of May 10, 1999).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX



Part I - Financial Information                                                Page


Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998                               3

           Consolidated Statements of Operations -
              for the Three Months Ended March 31, 1999 and 1998                 4

           Consolidated Statement of Shareholders' Equity -
              for the Three Months Ended March 31, 1999 and
              the Year Ended December 31, 1998                                   5

           Consolidated Statements of Cash Flows -
              for the Three Months Ended March 31, 1999 and 1998                 6

           Notes to Consolidated Financial Statements                            7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk         16


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                                      17

Signatures                                                                      18


Part I - Financial Information
Item 1. Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,             December 31,
                                                                                          1999                    1998
                                                                                      -------------          -------------
                                                                                       (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents                                                           $  50,174,000          $  19,019,000
  Accounts receivable - net                                                              23,112,000             59,520,000
  Inventory                                                                              10,575,000             16,937,000
  Prepaid and deferred royalties                                                          6,782,000              6,770,000
  Software development costs                                                              6,159,000              3,011,000
  Deferred income taxes                                                                   8,320,000              8,321,000
  Prepaid expenses and other current assets                                               1,885,000              1,548,000
                                                                                      -------------          -------------
        Total current assets                                                            107,007,000            115,126,000
Property and equipment - net                                                              2,403,000              2,451,000
Deferred royalties - net of current portion                                                 758,000                375,000
Software development costs - net of current portion                                         675,000              1,173,000
Deferred income taxes - net of current portion                                            2,053,000              2,053,000
Other long-term assets                                                                    8,097,000              7,739,000
                                                                                      -------------          -------------
        TOTAL ASSETS                                                                  $ 120,993,000          $ 128,917,000
                                                                                      =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit                                                                     $   3,255,000          $   9,909,000
  Accounts payable                                                                        3,270,000             18,659,000
  Accrued expenses                                                                       10,600,000             11,017,000
  Accrued royalties                                                                      22,326,000             16,594,000
  Income taxes payable                                                                    6,386,000              8,266,000
                                                                                      -------------          -------------
        Total current liabilities                                                        45,837,000             64,445,000
Accrued royalties - net of current portion                                                  525,000                375,000
Commitments and Contingencies
Shareholders' equity:
Common stock, par value $.01, 35,000,000 shares authorized; 11,374,560 shares and 11,287,331 shares issued and outstanding as of March 31, 1999 and
    December 31, 1998,
    respectively                                                                            114,000                113,000
Additional paid-in capital                                                               62,671,000             62,052,000
Accumulated other comprehensive income                                                     (173,000)                60,000
Retained earnings                                                                        12,019,000              1,872,000
                                                                                      -------------          -------------
        Total shareholders' equity                                                       74,631,000             64,097,000
                                                                                      -------------          -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 120,993,000          $ 128,917,000
                                                                                      =============          =============



                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                           March 31,
                                                 -------------------------------
                                                    1999                1998
                                                 -----------         -----------
Net sales                                        $78,541,000         $48,453,000

Costs and expenses:
  Cost of sales                                   30,771,000          20,363,000
  Royalties and project abandonment               15,430,000          11,131,000
  Product development                              1,945,000             730,000
  Selling and marketing                            9,472,000           3,912,000
  General and administrative                       4,679,000           2,955,000
                                                 -----------         -----------
Total costs and expenses                          62,297,000          39,091,000
                                                 -----------         -----------
Income from operations                            16,244,000           9,362,000
Interest income, net                                 203,000             158,000
                                                 -----------         -----------
Income before income taxes                        16,447,000           9,520,000
Income taxes                                       6,300,000           3,028,000
                                                 -----------         -----------
Net income                                       $10,147,000         $ 6,492,000
                                                 ===========         ===========

Net income per share - basic                     $      0.90         $      0.64
                                                 ===========         ===========
Net income per share - diluted                   $      0.83         $      0.57
                                                 ===========         ===========

Shares used in per calculation - basic            11,329,000          10,212,000
                                                 ===========         ===========
Shares used in per calculation - diluted          12,268,000          11,313,000
                                                 ===========         ===========



                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1998 and
                      the Three Months Ended March 31, 1999

                                                                                    Accumulated       Retained
                                                                     Additional       Other           Earnings
                                         Common         Common         Paid-in     Comprehensive    (Accumulated
                                         Shares         Amount         Capital     Income (Loss)      Deficit)         Total
                                      ------------   ------------   ------------   -------------    ------------    ------------
Balance at January 1, 1998              10,163,848   $      4,000   $ 47,559,000    $     81,000    $(14,117,000)   $ 33,527,000
Exercise of warrants and options           601,679          5,000      2,343,000              --              --       2,348,000
Issuance of common stock                   521,804          4,000     10,647,000              --              --      10,651,000
Tax benefit related to
    the exercise of
    employee stock options                      --             --      1,603,000              --              --       1,603,000
Reincorporation                                 --        100,000       (100,000)             --              --              --
Comprehensive income:
  Net income                                    --             --             --              --      15,989,000      15,989,000
Other comprehensive income
    Foreign currency translation
       adjustment                               --             --             --         (21,000)                        (21,000)
                                                                                                                    ------------
Comprehensive income                            --             --             --              --              --      15,968,000
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1998            11,287,331        113,000     62,052,000          60,000       1,872,000      64,097,000
Exercise of warrants and options            87,229          1,000        358,000              --              --         359,000
Tax benefit related to
    the exercise of
    employee stock options                      --             --        261,000              --              --         261,000
Comprehensive income:
  Net income                                    --             --             --              --      10,147,000      10,147,000
Other comprehensive income
     Foreign currency
     translation adjustment                     --             --             --        (233,000)             --        (233,000)
                                                                                                                    ------------
Comprehensive income                            --             --             --              --              --       9,914,000
                                      ------------   ------------   ------------    ------------    ------------    ------------
Balance at March 31, 1999               11,374,560   $    114,000   $ 62,671,000    $   (173,000)   $ 12,019,000    $ 74,631,000
                                      ============   ============   ============    ============    ============    ============


                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ----------------------------
                                                                                     1999            1998
                                                                                 ------------    ------------
Cash flows from operating activities:
Net income                                                                       $ 10,147,000    $  6,492,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                     305,000         105,000
    Provision for doubtful accounts, discounts and returns                          6,911,000       6,516,000
 Changes in operating assets and liabilities:
    Accounts receivable                                                            29,206,000      (1,241,000)
    Inventory                                                                       4,814,000        (653,000)
    Prepaid and deferred royalties and
        software development costs                                                 (1,732,000)      2,412,000
    Prepaid expenses and other current assets                                         489,000         106,000
    Accounts payable                                                              (15,126,000)     (4,106,000)
    Accrued expenses                                                                 (166,000)             --
    Accrued royalties                                                               4,185,000         866,000
    Income taxes payable                                                           (1,639,000)       (504,000)
                                                                                 ------------    ------------
Net cash provided by operating activities                                          37,394,000       9,993,000

Cash flows used in investing activities:
    Increase in other long-term assets                                               (196,000)             --
    Acquisition of equipment                                                         (225,000)       (139,000)
                                                                                 ------------    ------------
Net cash used in investing activities                                                (421,000)       (139,000)

Cash flows (used in) provided by financing activities:
    Net decrease in short-term borrowings                                          (6,361,000)             --
    Proceeds from exercise of options and warrants                                    359,000         312,000
                                                                                 ------------    ------------
Net cash (used in) provided by financing activities                                (6,002,000)        312,000

Effect of exchange rate changes on cash                                               184,000          46,000
                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                          31,155,000      10,212,000
Cash and cash equivalents - beginning of period                                    19,019,000      11,724,000
                                                                                 ------------    ------------
Cash and cash equivalents - end of period                                        $ 50,174,000    $ 21,936,000
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes                                                                     $  8,053,000    $  3,540,000
                                                                                 ============    ============
Interest                                                                         $     91,000    $      6,000
                                                                                 ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Tax benefit from disqualified disposition                                        $    261,000    $    398,000
                                                                                 ============    ============



                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information. The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

         In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or for any interim period.

         Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                                For the Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                   1999          1998
                                                                -----------   -----------
Net income used to compute basic and diluted earnings
      per share                                                 $10,147,000   $ 6,492,000
                                                                ===========   ===========

Weighted average number of shares outstanding - basic            11,329,000    10,212,000
Dilutive effect of stock options and warrants                       939,000     1,101,000
                                                                -----------   -----------
Number of shares used to compute earnings per share - diluted    12,268,000    11,313,000
                                                                ===========   ===========


        Cash Equivalents. We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

        Recently Issued Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedge Activities." SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. We are currently evaluating the potential impact of SFAS No. 133.

        Reclassifications. Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


2. ACCOUNTS RECEIVABLE

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at March 31, 1999 and December 31, 1998 are composed of the following:

                                               March 31,      December 31,
                                                  1999            1998
                                              ------------    ------------
Accounts receivable -- domestic               $ 31,489,000    $ 66,406,000
Other receivables --  domestic                     231,000         280,000
Allowance for domestic doubtful accounts,
  discounts and returns                        (15,785,000)    (15,008,000)
Other accounts receivable -- foreign            10,959,000      11,732,000
Allowance for foreign doubtful accounts         (2,084,000)     (2,345,000)
Allowance for foreign discounts and returns     (1,698,000)     (1,545,000)
                                              ------------    ------------
Accounts receivable -- net                    $ 23,112,000    $ 59,520,000
                                              ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition." All statements relating to our objectives, strategies, plans, intentions, and expectations, and all statements (other than statements of historical facts) that address actions, events, or circumstances that we expect, believe, or intend will occur in the forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in our Report on Form 8-K/A, dated March 10, 1999 with the Securities and Exchange Commission.

OVERVIEW

         We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo and Sony and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                          Three Months
                                        Ended March 31,
                                        ----------------
Platform                                  1999      1998
                                        ------    ------

Nintendo 64                               20.9%     38.1%
PlayStation                               66.2%     54.0%
PC                                         5.4%      0.2%
16-bit                                      --       3.4%
Game Boy                                   7.0%      4.3%
Other                                      0.5%       --

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

         Revenue Fluctuations and Seasonality. We have experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal, with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipment by the manufactures, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand. Our expenses are based, in part, on our expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

         Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As games have become more complex by providing higher playing capabilities, the trend in the interactive entertainment software industry has been to utilize chips with greater capacity and thus greater cost. While CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products, they generally have higher royalty rates.

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We capitalize our advances to developers as prepaid royalties and capitalize internal software development costs for each PC title incurred after the establishment of technological feasibility of the title. (We have not incurred material internal development costs for console titles). Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. We analyze such capitalized costs quarterly and write off associated prepaid and deferred royalties and software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of March 31, 1999, we have prepaid royalties and capitalized software development costs of $14.4 million. If we were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

         Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors) when demand for specific items falls below expectations, in order to maintain our relationships with our customers. These accommodations consists of acquiescing to the customer's request that not all booked orders be filled or that not all shipped orders be accepted, negotiated price discounts and credits against future orders. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

         At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the three months ended March 31, 1998 and March 31, 1999, provisions of $6.2 million and $6.9 million, respectively, were taken against gross sales made during such periods. As of March 31, 1999, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $19.6 million.

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

RESULTS OF OPERATIONS

Net Sales

         The following table sets forth, for the periods indicated, the components of our net sales and its consolidated operating data as a percentage of net sales:

                                                 Three Months
                                                Ended March 31,
                                             ---------------------
                                              1999           1998
                                             ------         ------
Domestic sales                                83.0%          87.1%
Foreign sales                                 17.0           12.9
                                             -----          -----
Net sales                                    100.0%         100.0%
Costs and expenses:
   Cost of sales                              39.2%          42.0%
   Royalties and project abandonment          19.6           23.0
   Product development                         2.5            1.5
   Selling and marketing                      12.1            8.1
   General and administrative                  6.0            6.1
                                             ------         -----
Total costs and expenses                      79.4%          80.7%
                                             ------         -----
Income from operations                        20.6%          19.3%
Interest income, net                           0.3            0.3
                                             ------         -----
Income before income taxes                    20.9           19.6
Income taxes                                   8.0            6.2
                                             ------         -----
Net income                                    12.9%          13.4%
                                             ======         =====

Title Releases

         The following table sets forth, for the three months ended March 31, 1999 and 1998, the titles released during such periods for the platforms indicated:

                                     Three Months Ended
                                         March 31,
                                     ---------------
                                      1999      1998
                                     -----     -----
PC CD-ROM                               --         1
Nintendo 64                              2        --
PlayStation                              1         3
SNES                                    --         2
                                     -----     -----
                       Total             3         6
                                     =====     =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999, TO THE THREE MONTHS ENDED MARCH 31, 1998

        Our net sales increased 62% to $78,541,000 in the three months ended March 31, 1999, from $48,453,000 in the same period of 1998, primarily as a result of higher unit sales per title shipped and a growth in foreign sales. For the three months ended March 31, 1999, net sales of WCW titles, Rugrats titles, and Disney/Pixar's A Bug's Life were $49,072,000 (62.5% of net sales), $17,422,000 (22.2% of net sales), and $2,756,000 (3.5% of net sales), respectively.

         Our foreign net sales increased to $13,370,000 for the three months ended March 31, 1999, from $6,242,000 in the same period of 1998, and increased as a percentage of net sales to 17.0% from 12.9%. This growth in foreign sales is primarily attributable to our German publishing and distribution subsidiary Rushware Microhandelsgesellschaft mbH ("Rushware"), which we acquired in December 1998.

         Our cost of sales for the three months ended March 31, 1999 decreased as a percentage of net sales to 39.2% from 42.0% in the same period of 1998, primarily as a result of the increase in PlayStation and PC CD-ROM product sales (which generally have more favorable gross margins than cartridge titles for Nintendo's platforms). PlayStation and PC CD-ROM titles accounted for 70.6% of net sales in the first quarter 1999, compared with 54.2% of net sales in the first quarter 1998.

         Our royalty and project abandonment expense for the three months ended March 31, 1999 decreased as a percentage of net sales to 19.6% from 23.0% for the same period in 1998. This decrease is primarily related to a project abandonment accrual in the three months ended March 31, 1998 that was not necessary for the same period of 1999.

         For the three months ended March 31, 1999, product development expense increased $1,215,000 over the same period in 1998. This was primarily due to expenses incurred at our wholly owned subsidiary GameFx, a company acquired in May 1998 to develop high-end PC titles, as well as an increase in infrastructure and personnel costs incurred as a result of our growth.

         For the three months ended March 31, 1999, selling and marketing expenses increased $5,560,000 over the same period of 1998. This increase occurred in both our domestic and international operations. We have increased our domestic marketing efforts for new titles through print and retail cooperative advertising and national television ad campaigns. Our international marketing expenses have increased primarily as a result of our acquisition of Rushware.

         Our general and administrative expenses for the three months ended March 31, 1999 decreased as a percentage of net sales to 6.0% from 6.1% for the same period of 1998, but increased in dollar terms by $1,724,000 over 1998. This increase occurred both in response to the growth we experienced in recent periods and as a result of the inclusion of Rushware's general and administrative expenses in the current period.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer. As of March 31, 1999, we had obligations with respect to future guaranteed minimum royalties of $22,851,000.

         Our cash and cash equivalents increased $31,155,000 from $19,019,000 at December 31, 1998 to $50,174,000 at March 31, 1999, and was $58,306,000 as of
May 10, 1999. Cash provided by operating activities for the three months ended March 31, 1999 was $37,394,000, resulting in part from $10,147,000 in net income and collection of accounts receivable during the post-holiday selling season. Operating cash flow was also affected by a decrease in current liabilities.

         The amount of our accounts receivable is subject to significant quarterly variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. As a result, accounts receivable decreased substantially from December 31, 1998 to March 31, 1999 as the sales generated during the fourth quarter of 1998 were collected.

         Inventory and accounts payable decreased during the quarter ended March 31, 1999, as a result of sales of WCW titles that we had purchased prior to the end of 1998 in anticipation of the expiration of our WCW license.

         Prepaid and deferred royalties and software development costs increased from December 31, 1998, as a result of our entering into several new contracts for both properties and new product development. See "--Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Accrued royalties also increased as a result of new contracts for product development. Additionally, increased demand for certain titles sold in 1999 resulted in royalties due in excess of the minimum guarantees.

         The decrease in accrued expenses is attributable to a reduction in operating expenses during the first quarter as compared to those incurred during the year-end holiday buying season.

         Our working capital requirements are greatest during our third and fourth quarters. We believe that cash on hand, funds provided by operations, and our revolving credit facility will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 1999.

         Net cash used in investing activities at March 31, 1999 was $421,000 and was utilized for capital expenditures. We expect to make capital expenditures of between $1,500,000 and $2,000,000 in 1999.

         Net cash used in financing activities at March 31, 1999 was $6,002,000, attributable to the repayment of short-term borrowings. As of March 31, 1999, we had no outstanding borrowings under our credit facilities with Union Bank and had obligations in respect of outstanding letters of credit of $2.2 million. As of May 10, 1999 we had no outstanding borrowings and outstanding letters of credit were $9,824,000.

         Rushware Revolving Credit Facilities. Prior to March 31, 1999, Rushware had separate revolving credit agreements with three German banks, each of which permitted Rushware to borrow up to 5 million Deutsche marks (approximately $3 million) to finance the working capital requirements of Rushware and its subsidiaries. These agreements expired on March 31, 1999, but we are currently in the process of negotiating new terms with two of these banks. As of March 31, 1999, we had $3,253,000 in outstanding borrowings under these credit facilities and had no obligations in respect of outstanding letters of credit. As of May 10, 1999, we had $3,191,000 in outstanding borrowings. THQ Inc. guarantees all borrowings under these facilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks arising from transactions in the normal course of business, principally foreign currency fluctuation.

         We have not hedged our foreign currency exposure in the past. It is possible that in the future we will enter into foreign currency contracts in order to manage or reduce foreign currency market risk.

         We generate revenues and costs that fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The German and United Kingdom subsidiaries purchase some products denominated in US dollars, but sell product primarily in German Marks (or currencies that are closely tied to the Mark) and Pound Sterling. We have not historically hedged this risk.

         Based on the relative size and nature of our foreign operations we do not believe that a ten percent change in foreign currencies would have a material impact on our financial statements.


                   -------------------------------------------

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits.



      Number                        Title
      ------                        -----

        3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the
                Registration Statement on Form S-3 filed on January 9, 1998
                (File No. 333-32221) (the "S-3 Registration Statement")).

        3.2 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

        3.3     Amended and Restated Bylaws (incorporated by reference to
                Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

        27      Financial Data Schedule.


        (b)     Reports on Form 8-K

                (i) Current Report on Form 8-K dated January 8, 1999, reporting under item 5, as amended by Form 8-K/A filed with the Securities and Exchange Commission on March 10, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1999                   THQ INC.

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