Form 10-Q
period 1999-06-30
THQ INC
filed 1999-08-16
CIK 865570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

Common stock, $0.01 par value: 11,916,442 shares (as of August 10, 1999).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                                              Page
------------------------------                                                              ----


Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                                         3

               Consolidated Statements of Operations -
                  for the Three Months and Six Months Ended
                  June 30, 1999 and 1998                                                      4

               Consolidated Statement of Shareholders' Equity -
                  for the Six Months Ended June 30, 1999 and
                  the Year Ended December 31, 1998                                            5

               Consolidated Statements of Cash Flows -
                  for the Six Months Ended June 30, 1999 and 1998                             6

               Notes to Consolidated Financial Statements                                     8

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   11

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                    19


Part II - Other Information

Item 4.        Submission of Matters to a Vote of Security Holders                           20

Item 6.        Exhibits and Reports on Form 8-K                                              20

Signatures                                                                                   22

Part I - Financial Information
Item 1. Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                          June 30,              December 31,
                                                                                            1999                    1998
                                                                                       -------------           -------------

                                     ASSETS
Current assets:
  Cash and cash equivalents                                                            $  38,975,000           $  19,044,000
  Accounts receivable - net                                                               20,139,000              59,521,000
  Inventory                                                                                2,385,000              16,937,000
  Prepaid and deferred royalties                                                           4,823,000               5,270,000
  Software development costs                                                               7,135,000               3,011,000
  Deferred income taxes                                                                    8,412,000               8,321,000
  Prepaid expenses and other current assets                                                5,423,000               1,551,000
                                                                                       -------------           -------------
        Total current assets                                                              87,292,000             113,655,000
Property and equipment - net                                                               2,545,000               2,638,000
Deferred royalties - net of current portion                                                  525,000                 375,000
Software development costs - net of current portion                                        1,407,000               1,173,000
Deferred income taxes - net of current portion                                             2,053,000               2,053,000
Other long-term assets                                                                     7,929,000               7,739,000
                                                                                       -------------           -------------
        TOTAL ASSETS                                                                   $ 101,751,000           $ 127,633,000
                                                                                       =============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                                                      $   1,629,000           $   9,909,000
  Accounts payable and accrued expenses                                                   14,624,000              29,888,000
  Accrued royalties                                                                        7,251,000              15,944,000
  Income taxes payable                                                                            --               8,270,000
                                                                                       -------------           -------------
        Total current liabilities                                                         23,504,000              64,011,000
Accrued royalties - net of current portion                                                   525,000                 375,000
Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01, 35,000,000 shares authorized; 11,888,914 shares and 11,769,143 shares issued and outstanding as of June 30, 1999 and
    December 31, 1998, respectively                                                          119,000                 118,000
Additional paid-in capital                                                                63,370,000              62,187,000
Accumulated other comprehensive income                                                      (364,000)                 60,000
Retained earnings                                                                         14,597,000                 882,000
                                                                                       -------------           -------------
        Total shareholders' equity                                                        77,722,000              63,247,000
                                                                                       -------------           -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 101,751,000           $ 127,633,000
                                                                                       =============           =============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                             June 30,
                                                     ------------------------------       ------------------------------
                                                         1999              1998               1999              1998
                                                     ------------      ------------       ------------      ------------
Net sales                                            $ 51,541,000      $ 29,438,000       $130,316,000      $ 78,176,000

Costs and expenses:
  Cost of sales                                        27,059,000        13,611,000         57,830,000        33,974,000
  Royalties and project abandonment                     7,254,000         4,922,000         22,684,000        16,053,000
  Product development                                   2,406,000         1,917,000          5,091,000         2,839,000
  Selling and marketing                                 4,614,000         3,775,000         14,086,000         7,688,000
  General and administrative                            3,285,000         1,928,000          7,964,000         4,965,000
  In-process research and development                          --         7,232,000                 --         7,232,000
                                                     ------------      ------------       ------------      ------------
Total costs and expenses                               44,618,000        33,385,000        107,655,000        72,751,000
                                                     ------------      ------------       ------------      ------------
Income (loss) from operations                           6,923,000        (3,947,000)        22,661,000         5,425,000
Interest income, net                                      446,000           310,000            648,000           468,000
                                                     ------------      ------------       ------------      ------------
Income (loss) before income taxes                       7,369,000        (3,637,000)        23,309,000         5,893,000
Provision for income taxes                              3,294,000         1,088,000          9,594,000         4,117,000
                                                     ============      ============       ============      ============
Net income (loss)                                    $  4,075,000      $ (4,725,000)      $ 13,715,000      $  1,776,000
                                                     ============      ============       ============      ============

Net income (loss) per share - basic                  $       0.34      $      (0.42)      $       1.15      $       0.16
                                                     ============      ============       ============      ============
Net income (loss) per share - diluted                $       0.32      $      (0.42)      $       1.06      $       0.15
                                                     ============      ============       ============      ============

Shares used in per share calculation - basic           11,876,000        11,186,000         11,882,000        10,943,000
                                                     ============      ============       ============      ============
Shares used in per share calculation - diluted         12,886,000        11,186,000         12,879,000        11,831,000
                                                     ============      ============       ============      ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1998 and
                       the Six Months Ended June 30, 1999


                                                                                      Accumulated       Retained
                                                                       Additional        Other          Earnings
                                          Common          Common         Paid-in     Comprehensive   (Accumulated
                                          Shares          Amount         Capital     Income (Loss)      Deficit)           Total
                                       ------------    ------------   ------------   -------------    ------------     ------------
Balance at January 1, 1998               10,645,660    $      9,000   $ 47,578,000    $     81,000    $(14,155,000)    $ 33,513,000
Exercise of warrants and options            601,679           5,000      2,343,000              --              --        2,348,000
Issuance of common stock                    521,804           4,000     10,647,000              --              --       10,651,000
Stock compensation                               --              --        116,000              --              --          116,000
Tax benefit related to the exercise
   of employee stock options                     --              --      1,603,000              --              --        1,603,000
Reincorporation                                  --         100,000       (100,000)             --              --               --
Comprehensive income:
  Net income                                     --              --             --              --      15,037,000       15,037,000
  Other comprehensive income
  Foreign currency translation
   adjustment                                    --              --             --         (21,000)             --          (21,000)
                                                                                                                       ------------
Comprehensive income                             --              --             --              --              --       15,016,000
                                       ------------    ------------   ------------    ------------    ------------     ------------
Balance at December 31, 1998             11,769,143         118,000     62,187,000          60,000         882,000       63,247,000
Exercise of warrants and options            119,771           1,000        654,000              --              --          655,000
Stock compensation                               --              --         97,000              --              --           97,000
Tax benefit related to the exercise
   of employee stock options                     --              --        432,000              --              --          432,000
Comprehensive income:
  Net income                                     --              --             --              --      13,715,000       13,715,000
  Other comprehensive income
  Foreign currency translation
   adjustment                                    --              --             --        (424,000)             --         (424,000)
                                                                                                                       ------------
Comprehensive income                             --              --             --              --              --       13,291,000
                                       ------------    ------------   ------------    ------------    ------------     ------------
Balance at June 30, 1999                 11,888,914    $    119,000   $ 63,370,000    $   (364,000)   $ 14,597,000     $ 77,722,000
                                       ============    ============   ============    ============    ============     ============



                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Six Months Ended
                                                                              June 30,
                                                                   -------------------------------
                                                                       1999               1998
                                                                   ------------       ------------
Cash flows from operating activities:
Net income                                                         $ 13,715,000       $  1,776,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                       643,000            491,000
    Stock compensation                                                   97,000             63,000
    Provision for doubtful accounts, discounts and returns            7,533,000          9,855,000
    In-process research and development                                      --          7,232,000
    Increase in deferred income taxes                                   (97,000)                --
 Changes in operating assets and liabilities:
    Accounts receivable                                              31,313,000         11,981,000
    Inventory                                                        14,306,000         (1,171,000)
    Prepaid and deferred royalties and
        software development costs                                   (2,507,000)         2,617,000
    Prepaid expenses and other current assets                        (4,409,000)          (304,000)
    Prepaid taxes                                                            --           (162,000)
    Accounts payable and accrued expenses                           (14,473,000)        (4,454,000)
    Accrued royalties                                               (10,480,000)        (6,676,000)
    Accrued returns and allowances                                           --         (5,565,000)
    Income taxes payable                                             (7,815,000)        (3,408,000)
                                                                   ------------       ------------
Net cash provided by operating activities                            27,826,000         12,275,000

Cash flows used in investing activities:
    Marketable securities                                                    --         (1,081,000)
    Investment in joint venture                                              --         (2,010,000)
    Payment for purchase of GameFx, Inc.                                     --         (1,315,000)
    Proceeds from sale of property and equipment                         29,000                 --
    Increase in other long-term assets                                 (223,000)                --
    Acquisition of equipment                                           (511,000)          (477,000)
                                                                   ------------       ------------
Net cash used in investing activities                                  (705,000)        (4,883,000)

Cash flows (used in) provided by financing activities:
    Net decrease in short-term borrowings                            (7,934,000)                --
    Proceeds from exercise of options and warrants                      655,000          1,178,000
                                                                   ------------       ------------
Net cash (used in) provided by financing activities                  (7,279,000)         1,178,000

Effect of exchange rate changes on cash                                  89,000             88,000
                                                                   ------------       ------------

Net increase in cash and cash equivalents                            19,931,000          8,658,000
Cash and cash equivalents - beginning of period                      19,044,000         11,754,000
                                                                   ------------       ------------
Cash and cash equivalents - end of period                          $ 38,975,000       $ 20,412,000
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes                                                       $ 18,182,000       $  4,157,000
                                                                   ============       ============
Interest                                                           $    214,000       $     11,000
                                                                   ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Tax benefit from disqualified disposition                          $    432,000       $    425,000
                                                                   ============       ============


NON-CASH TRANSACTIONS:

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

        In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any other interim period.

        Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                             For the Three Months Ended            For the Six Months Ended
                                                                      June 30,                             June 30,
                                                           ------------------------------       ------------------------------
                                                               1999              1998               1999              1998
                                                           ------------      ------------       ------------      ------------
Net income (loss) used to compute basic
  and diluted earnings per share                           $  4,075,000      $ (4,725,000)      $ 13,715,000      $  1,776,000
                                                           ------------      ------------       ------------      ------------
Weighted average number of shares
  outstanding - basic                                        11,876,000        11,186,000         11,882,000        10,943,000
Dilutive effect of stock options and warrants                 1,010,000                --            997,000           888,000
                                                           ------------      ------------       ------------      ------------
Number of shares used to compute earnings per share -
diluted                                                      12,886,000        11,186,000         12,879,000        11,831,000
                                                           ============      ============       ============      ============


        Cash Equivalents. We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

        Recently Issued Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedge Activities." SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for periods beginning after June 15, 2000. We are currently evaluating the potential impact of SFAS No. 133.

        Reclassifications. Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


2.      BUSINESS COMBINATION

        On May 24, 1999, we completed a merger with Pacific Coast Power and Light Company, a California corporation ("PCP&L"). In the merger, each share of PCP&L was converted into 0.09008 shares of our common stock, or approximately 485,000 shares. In addition, outstanding PCP&L employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 131,000 shares of our common stock.

        The merger has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if PCP&L had always been part of our company.

        All transactions between us and PCP&L have been eliminated in the combined financial statements. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.


                                   For the Three Months Ended              For the Six Months Ended
                                           June 30,                               June 30,
                              ---------------------------------       ---------------------------------
Net sales                         1999                1998                1999                1998
                              -------------       -------------       -------------       -------------
THQ Inc.                      $  51,321,000       $  29,325,000       $ 129,862,000       $  77,778,000
PCP&L                               675,000             238,000           1,239,000             848,000
Intercompany elimination           (455,000)           (125,000)           (785,000)           (450,000)
                              -------------       -------------       -------------       -------------
Combined                      $  51,541,000       $  29,438,000       $ 130,316,000       $  78,176,000
                              =============       =============       =============       =============

                                 For the Three Months Ended            For the Six Months Ended
                                          June 30,                              June 30,
                              -------------------------------       -------------------------------
Net income (loss)                 1999               1998               1999               1998
                              ------------       ------------       ------------       ------------
THQ Inc.                      $  4,434,000       $ (4,349,000)      $ 14,582,000       $  2,144,000
PCP&L                               96,000           (251,000)           (82,000)            82,000
Intercompany elimination          (455,000)          (125,000)          (785,000)          (450,000)
                              ------------       ------------       ------------       ------------
Combined                      $  4,075,000       $ (4,725,000)      $ 13,715,000       $  1,776,000
                              ============       ============       ============       ============


3.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at June 30, 1999 and December 31, 1998 are composed of the following:

                                                     June 30,           December 31,
                                                       1999                 1998
                                                   ------------         ------------
Accounts receivable -- domestic                    $ 30,924,000         $ 66,407,000
Other receivables --  domestic                          786,000              280,000
Allowance for domestic doubtful accounts,
  discounts and returns                             (16,325,000)         (15,008,000)
Other accounts receivable -- foreign                  9,605,000           11,732,000
Allowance for foreign doubtful accounts              (2,690,000)          (2,345,000)
Allowance for foreign discounts and returns          (2,161,000)          (1,545,000)
                                                   ------------         ------------
Accounts receivable -- net                         $ 20,139,000         $ 59,521,000
                                                   ============         ============


4.      STOCK COMPENSATION

        PCP&L granted stock options at prices below fair market value. The difference between the fair value and the option grant price is amortized and recognized over the option vesting period, generally four years. As of the six months ended June 30, 1999 and 1998, stock-based compensation of $97,000 and $63,000, respectively, was amortized to expense. As of June 30, 1999 and December 31, 1998 we had unamortized and stock-based compensation expense of $333,000 and $430,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All statements relating to our objectives, strategies, plans, intentions, and expectations, and all statements (other than statements of historical facts) that address actions, events, or circumstances that we expect, believe, or intend will occur in the future, are forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in our Report on Form 8-K/A, filed on March 10, 1999 with the Securities and Exchange Commission.

OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo and Sony and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:


                          Three Months          Six Months
                         Ended June 30,        Ended June 30,
                        ---------------       ---------------
                        1999       1998       1999       1998
                        ----       ----       ----       ----
        Platform
Nintendo 64               44%        59%        30%        48%
PlayStation               21%        25%        49%        43%
Game Boy                  15%        16%        10%         9%
PC CD-Rom                 18%        --         10%        --
Other                      2%        --          1%        --


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

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We capitalize our advances to developers as prepaid royalties and capitalize internal software development costs for each title incurred after the establishment of technological feasibility of the title. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. We analyze such capitalized costs quarterly and write off associated prepaid and deferred royalties and software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of June 30, 1999, we have prepaid royalties and capitalized software development costs of $13.9 million. If we were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

        Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors) when demand for specific items falls below expectations, in order to maintain our relationships with our customers. These accommodations consist of acquiescing to the customer's request that not all booked orders are filled or that not all shipped orders be accepted, negotiated price discounts and credits against future orders. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

        At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the six months ended June 30, 1998 and June 30, 1999, provisions of $9.9 million and $7.5 million, respectively, were taken against gross sales made during such periods. As of June 30, 1999, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $21.2 million.

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

RESULTS OF OPERATIONS

Net Sales

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                               Three Months                    Six Months
                                              Ended June 30,                 Ended June 30,
                                         -----------------------        -----------------------
                                           1999           1998            1999           1998
                                         --------       --------        --------       --------
Domestic sales                               73.0%          76.8%           79.0%          83.3%
Foreign sales                                27.0           23.2            21.0           16.7
                                         --------       --------        --------       --------
Net sales                                   100.0%         100.0%          100.0%         100.0%
Costs and expenses:
   Cost of sales                             52.5%          46.2%           44.4%          43.5%
   Royalties and project
     abandonment                             14.1           16.7            17.4           20.5
   Product development                        4.7            6.5             3.9            3.6
   Selling and marketing                      8.9           12.8            10.8            9.8
   General and administrative                 6.4            6.6             6.1            6.4
   In-process research and
     development                               --           24.6              --            9.3
                                         --------       --------        --------       --------
Total costs and expenses                     86.6%         113.4%           82.6%          93.1%
                                         --------       --------        --------       --------
Income (loss) from operations                13.4%         (13.4)%          17.4%           6.9%
Interest income, net                          0.9            1.1             0.5            0.6
                                         --------       --------        --------       --------
Income (loss) before income taxes            14.3          (12.3)           17.9            7.5
                                         --------       --------        --------       --------
Net income (loss)                             7.9%         (16.1)%          10.5%           2.2%
                                         ========       ========        ========       ========

Title Releases

           The following table sets forth, for the three months and six months ended June 30, 1999 and 1998, the titles released during such periods for the platforms indicated:

                           Three Months Ended              Six Months Ended
                                June 30,                        June 30,
                         ---------------------          -----------------------
                          1999            1998            1999            1998
                         ------          ------          ------          ------
Nintendo 64                   1               1               3               1
PlayStation                   1               1               2               4
Game Boy                      1               1               1               1
PC CD-Rom                     4              --               4               1
16-Bit                       --              --              --               1
                         ------          ------          ------          ------
          Total               7               3              10               8
                         ======          ======          ======          ======


COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999, TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

        Our net sales increased 75.1% to $51,541,000 in the three months ended June 30, 1999, from $29,438,000 in the same period of 1998, as a result of more titles being shipped, a growth in foreign sales, and strong continued sales from products released in past periods. For the three months ended June 30, 1999, net sales of Rugrats titles, WCW titles, and LucasArts' Star Wars titles were $22,995,000 (44.6% of net sales), $15,877,000 (30.8% of net sales), and
$8,440,000 (16.4% of net sales), respectively.

        Our net sales increased 66.7% to $130,316,000 in the six months ended June 30, 1999, from $78,176,000 in the same period of 1998, as a result of a significant increase in unit volumes for newly released titles on the PlayStation and Game Boy platforms, as well as continued demand for previously released titles.

        Our foreign net sales increased to $13,935,000 for the three months ended June 30, 1999, from $6,840,000 in the same period of 1998, and increased as a percentage of net sales to 27.0% from 23.2%. This growth in foreign sales is primarily attributable to our German publishing and distribution subsidiary Rushware Microhandelsgesellschaft mbH ("Rushware"), which we acquired in December 1998. Foreign net sales grew to $27,305,000 in the six months ended June 30, 1999, from $13,082,000 in the same period of 1998, and increased as a percentage of net sales to 21.0% from 16.7%, due in large part to the sales of LucasArts' Star Wars titles by Rushware.

        Our cost of sales for the three months ended June 30, 1999 increased as a percentage of net sales to 52.5% from 46.2% in the same period of 1998, primarily as a result of lower margins on the LucasArts' titles and the lower proportion of PlayStation product sales (which generally have a higher gross margin than Nintendo products) during the current period. For the six months ended June 30, 1999, cost of sales remained relatively constant as a percentage of net sales at 44.4%, versus 43.5% in the same period of 1998.

        Our royalty and project abandonment expense for the three months ended June 30, 1999 decreased as a percentage of net sales to 14.1% from 16.7% for the same period in 1998. Royalties and project abandonment decreased as a percentage of net sales for the six months ended June 30, 1999 to 17.4%, from 20.5% for the same period of 1998. This decrease is primarily related to a project abandonment provision for the six months ended June 30, 1998 that was not necessary for the same period of 1999, as well as favorable royalty rates on certain titles sold during the first half of 1999.

        For the three months and six months ended June 30, 1999, product development expense increased $489,000 and $2,252,000 over the same periods in 1998. The increase was due primarily to expenses incurred by GameFx, a company acquired in May 1998 to develop high-end PC titles, as well as increased activity at Pacific Coast Power and Light Company ("PCP&L"), a company acquired in May 1999 to develop next generation console titles.

        For the three months and six months ended June 30, 1999, selling and marketing expenses increased by $839,000 and $6,398,000 over the comparable periods of 1998. This increase occurred in both our domestic and international operations. We have increased our domestic marketing efforts for new titles through print and retail cooperative advertising and national television ad campaigns. We had a television ad campaign for WCW/NWO Thunder during the first half of 1999, and we had no television advertising during the same period of 1998. Our increased international marketing expenses reflect higher levels of support for international titles and our acquisition of Rushware.

        Our general and administrative expenses for the three months and six months ended June 30, 1999 decreased as a percentage of net sales to 6.4% from 6.6% and to 6.1% from 6.4% for the same periods of 1998, but increased in dollar terms by $1,357,000 and $2,999,000 over 1998. The increase occurred both in response to the growth we experienced in recent periods and as a result of the inclusion of Rushware's general and administrative expenses in the current period.

        The in-process research and development charge of $7,232,000 incurred during the second quarter of 1998 represents purchase costs relating to the acquisition of GameFx. Purchased research and development includes the value of products in the development stage and not considered to have reached technological feasibility.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

        Our cash and cash equivalents increased $19,931,000 from $19,044,000 at December 31, 1998 to $38,975,000 at June 30, 1999, and were $32,707,000 as of
August 10, 1999. Cash provided by operating activities for the six months ended June 30, 1999 was $27,826,000, resulting in part from $13,715,000 in net income, but primarily due to the collection of accounts receivable during the post-holiday season. Operating cash flow was also affected by a decrease in current liabilities.

        The amount of our accounts receivable is subject to significant quarterly variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. This seasonality is responsible for the substantial decrease in accounts receivable from December 31, 1998 to June 30, 1999 as the sales generated during the fourth quarter of 1998 were collected.

        Inventory and accounts payable decreased during the six months ended June 30, 1999, as a result of sales of WCW titles that we had purchased prior to the end of 1998 in anticipation of the expiration of our WCW license.

        Prepaid and deferred royalties and software development costs increased from December 31, 1998, as a result of our entering into several new contracts for both properties and new product development. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Accrued royalties decreased as a result of royalty payments made in the first half of 1999 for sales from the fourth quarter of 1998. As of June 30, 1999, we had obligations with respect to future guaranteed minimum royalties of $7,776,000.

        Accounts payable and accrued expenses decreased significantly from December 31, 1998 as a result of the timing of large product receipts in the last quarter of 1998 and the timing of payments on accounts payable.

        Our working capital requirements are greatest during our third and fourth quarters. We believe that cash on hand, funds provided by operations, and our revolving credit facility will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 1999.

        Net cash used in investing activities for the six months ended June 30, 1999 was $705,000 and was primarily utilized for capital expenditures. We expect to make additional capital expenditures of between $1,500,000 and $2,000,000 in 1999, to be used primarily for a new financial and operations system and for leasehold improvements and furniture and fixtures related to the relocation of our corporate offices, scheduled for the fall of 1999.

        Net cash used in financing activities for the six months ended June 30, 1999 was $7,279,000, and was attributable to the repayment of short-term borrowings. As of June 30, 1999, we had no outstanding borrowings under our credit facilities with Union Bank and had no obligations in respect of outstanding letters of credit. As of August 10, 1999 we had no outstanding borrowings and outstanding letters of credit were $5,051,000.

        Revolving Credit Facilities. As of June 30 and August 10, 1999, Rushware had $1,629,000 in outstanding borrowings under a revolving credit agreement with a German bank. This amount will be paid off in August 1999, and the credit agreement will be terminated.

        Subsequent to June 30, 1999, we entered into an amendment of our trade finance agreements with Union Bank of California to increase by $8,000,000 the amount which we are permitted to borrow and to increase by $2,000,000 the amount which our United Kingdom subsidiary, T.HQ International Ltd., may borrow.

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

        Based on the relative size and nature of our foreign operations, we do not believe that a ten percent change in foreign currencies would have a material impact on our financial statements.


                   -------------------------------------------

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 1999 Annual Meeting of Shareholders on June 14, 1999. The following matters were voted upon:

        1.      Seven directors were elected:

                                      Votes               Votes                Votes
                                       For               Against             Withheld
                                   ----------          ----------           ----------
        Brian J. Farrell           10,782,671              0                  281,036
        Jeffrey C. Lapin           10,782,671              0                  281,036
        L. Michael Haller          10,782,671              0                  281,036
        Bruce Jagid                10,691,407              0                  372,300
        Lawrence Burstein          10,782,671              0                  281,036
        James L. Whims             10,782,671              0                  281,036
        L. Greg Ballard            10,782,671              0                  281,036

        2. A proposal to adopt an amendment to our 1997 Stock Option Plan to increase the number of shares of our common stock available for issuance under such plan from 1,650,000 share to 2,750,000 shares was approved by a vote of 4,658,732 for, 1,588,221 against, and 41,633 withheld.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits.

        Number                           Title
        ------                           -----

        2 Agreement of Merger dated as of May 10, 1999, among the Company, PCPL Acquisition Company and Pacific Coast Power & Light Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated May 24, 1999).


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

         3.3    Amended and Restated Bylaws (incorporated by reference to
                Exhibit 3.3 to the Company's 3.3 Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

        10.1 Amended and Restated Employment Agreement dated as of June 30, 1999, between the Company and Brian J. Farrell.

        10.2 Employment Agreement dated as of January 1, 1999, between the Company and Jeffrey C. Lapin.

        10.3 Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on May 14, 1999 (File No. 333-78567)).

        10.4 GameFx, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on March 19, 1999 (File No. 333-74747) (the "GameFx S-8")).

        10.5 GameFx, Inc. 1997 Stock Option Plan Amended and Restated Notice of Stock Option Grant (incorporated by reference to Exhibit 4.5 to the GameFx S-8).

        10.6 Pacific Coast Power & Light Company Employee Stock Option Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed on July 26, 1999 (File No. 333-83725) (the "PCPL S-8")).

        10.7 Pacific Coast Power & Light Company Notice of Stock Option Grant (incorporated by reference to Exhibit 4.5 to the PCPL S-8).

        10.8 Stock Option Agreement dated as of October 21, 1998, between the Company and Jeffrey C. Lapin.

        10.9 Form of Stock Option Agreement dated as of December 23, 1998, between the Company and Messrs. Lawrence Burstein, Bruce Jagid and James Whims.

        27      Financial Data Schedule.


                (b)     Reports on Form 8-K

                        Current Report on Form 8-K dated May 24, 1999 reporting under items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 16, 1999                  THQ INC.

                                        By: /s/  Brian J. Farrell
                                            ------------------------------------
                                                 Brian J. Farrell
                                                 President and Chief
                                                 Executive Officer


                                            THQ INC.

                                        By: /s/ Fred Gysi
                                            ------------------------------------
                                                Fred Gysi
                                                Vice President Finance
                                                and Administration
                                                Principal Accounting Officer