Form 10-Q
period 1999-09-30
THQ INC
filed 1999-11-15
CIK 865570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813

                                    THQ INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                          13-3541686
-----------------------------------                       ----------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

             27001 Agoura Road, Suite 325, Calabasas Hills, CA 91301
                    (Address of Principal Executive Offices)

                                  818-871-5000
              (Registrant's Telephone Number, including Area Code)

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

Common stock, $0.01 par value: 12,316,195 shares (as of November 10, 1999).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX



                                                                                Page
                                                                                ----
Part I - Financial Information

Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                        3

               Consolidated Statements of Operations -
                  for the Three Months and Nine Months Ended
                  September 30, 1999 and 1998                                     4

               Consolidated Statement of Shareholders' Equity -
                  for the Nine Months Ended September 30, 1999 and
                  the Year Ended December 31, 1998                                5

               Consolidated Statements of Cash Flows -
                  for the Nine Months Ended September 30, 1999 and 1998           6

               Notes to Consolidated Financial Statements                         8

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                       11

Item 3.        Quantitative and Qualitative Disclosures about Market Risk        20


Part II - Other Information

Item 5.        Other Information                                                 21

Item 6.        Exhibits and Reports on Form 8-K                                  22

Signatures                                                                       23

Part I - Financial Information
Item 1. Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       December 31,
                                                                                           1998
                                                                   September 30,        (Restated.
                                                                        1999          See footnote 2)
                                                                   -------------      --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  26,787,000      $  19,044,000
  Accounts receivable - net                                           35,467,000         59,521,000
  Inventory                                                            5,194,000         16,937,000
  Prepaid and deferred royalties                                       6,721,000          5,270,000
  Software development costs                                          12,445,000          3,011,000
  Deferred income taxes                                                8,471,000          8,321,000
  Prepaid expenses and other current assets                            4,277,000          1,551,000
                                                                   -------------      -------------
        Total current assets                                          99,362,000        113,655,000
Property and equipment - net                                           3,150,000          2,638,000
Deferred royalties - net of current portion                              525,000            375,000
Software development costs - net of current portion                    1,569,000          1,173,000
Deferred income taxes - net of current portion                         2,717,000          2,053,000
Other long-term assets                                                 8,856,000          7,739,000
                                                                   -------------      -------------
        TOTAL ASSETS                                               $ 116,179,000      $ 127,633,000
                                                                   =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                                  $     --           $    9,909,000
  Accounts payable and accrued expenses                               22,199,000          29,888,000
  Accrued royalties                                                    7,715,000          15,944,000
  Income taxes payable                                                   513,000           8,270,000
                                                                   -------------      --------------
        Total current liabilities                                     30,427,000          64,011,000
Accrued royalties - net of current portion                               525,000             375,000
Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01, 35,000,000 shares authorized;
    12,025,731 shares and 11,769,143 shares issued and
    outstanding as of September 30, 1999 and December 31, 1998,
    respectively                                                         120,000             118,000
Additional paid-in capital                                            65,722,000          62,187,000
Accumulated other comprehensive income                                  (105,000)             60,000
Retained earnings                                                     19,490,000             882,000
                                                                   -------------      --------------
        Total shareholders' equity                                    85,227,000          63,247,000
                                                                   -------------      --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 116,179,000      $  127,633,000
                                                                   =============      ==============

                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                      ------------------------------    -------------------------------
                                                                           1998                              1998
                                                                        (Restated.                        (Restated.
                                                          1999        See footnote 2)       1999        See footnote 2)
                                                      ------------    --------------    -------------   ---------------
Net sales                                             $ 44,289,000     $ 26,230,000     $174,606,000     $104,406,000

Costs and expenses:
  Cost of sales                                         18,382,000       11,220,000       76,212,000       45,195,000
  Royalties and project abandonment                      5,811,000        5,042,000       28,495,000       21,095,000
  Product development                                    3,711,000        1,513,000        8,852,000        4,353,000
  Selling and marketing                                  6,678,000        3,167,000       20,765,000       10,854,000
  General and administrative                             2,951,000        2,043,000       10,915,000        7,009,000
  In-process research and development                        --               --               --           7,232,000
                                                      ------------     ------------     ------------     ------------
Total costs and expenses                                37,533,000       22,985,000      145,239,000       95,738,000
                                                      ------------     ------------     ------------     ------------
Income from operations                                   6,756,000        3,245,000       29,367,000        8,668,000
Interest income, net                                       304,000          255,000          954,000          724,000
                                                      ------------     ------------     ------------     ------------
Income before income taxes                               7,060,000        3,500,000       30,321,000        9,392,000
Provision for income taxes                               2,119,000        1,254,000       11,713,000        5,372,000
                                                      ------------     ------------     ------------     ------------
Net income                                            $  4,941,000     $  2,246,000     $ 18,608,000     $  4,020,000
                                                      ============     ============     ============     ============

Net income per share - basic                          $       0.41     $       0.20     $       1.55     $       0.36
                                                      ============     ============     ============     ============
Net income per share - diluted                        $       0.37     $       0.18     $       1.42     $       0.34
                                                      ============     ============     ============     ============

Shares used in per share calculation - basic            11,921,000       11,392,000       11,968,000       11,095,000
                                                      ============     ============     ============     ============
Shares used in per share calculation - diluted          13,209,000       12,221,000       13,118,000       11,958,000
                                                      ============     ============     ============     ============




                See Notes to Consolidated Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1998 and the Nine Months Ended September 30, 1999
                                   (Restated)

                                                                                      Accumulated      Retained
                                                                       Additional        Other         Earnings
                                           Common         Common        Paid-in      Comprehensive   (Accumulated
                                           Shares         Amount        Capital       Income (Loss)     Deficit)         Total
                                        ------------   ------------   ------------    ------------    ------------   ------------
Balance at January 1, 1998                10,645,660   $      9,000   $ 47,578,000    $     81,000    $(14,155,000)  $ 33,513,000
  (Restated.  See footnote 2)
Exercise of warrants and options             601,679          5,000      2,343,000           --              --         2,348,000
Issuance of common stock                     521,804          4,000     10,647,000           --              --        10,651,000
Stock compensation                             --             --           116,000           --              --           116,000
Tax benefit related to the exercise
  of employee stock options                    --             --         1,603,000           --              --         1,603,000
Reincorporation                                --           100,000       (100,000)          --              --             --
Comprehensive income:
  Net income                                   --             --             --              --         15,037,000     15,037,000
  Other comprehensive income
  Foreign currency translation adjustment      --             --             --            (21,000)          --           (21,000)
                                                                                                                     ------------
Comprehensive income                           --             --             --              --              --        15,016,000
                                        ------------   ------------   ------------    ------------    ------------   ------------
Balance at December 31, 1998              11,769,143        118,000     62,187,000          60,000         882,000     63,247,000
Exercise of warrants and options             256,588          2,000      1,857,000           --              --         1,859,000
Stock compensation                             --             --            45,000           --              --            45,000
Tax benefit related to the exercise
  of employee stock options                    --             --         1,633,000           --              --         1,633,000
Comprehensive income:
  Net income                                   --             --             --              --         18,608,000     18,608,000
  Other comprehensive income
  Foreign currency translation adjustment      --             --             --           (165,000)          --          (165,000)
                                                                                                                     ------------
Comprehensive income                           --             --             --              --              --        18,443,000
                                        ------------   ------------   ------------    ------------    ------------   ------------
Balance at September 30, 1999             12,025,731   $    120,000   $ 65,722,000    $   (105,000)   $ 19,490,000   $ 85,227,000
                                        ============   ============   ============    ============    ============   ============

                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                           --------------------------------
                                                                                  1998
                                                                               (Restated.
                                                               1999         See footnote 2)
                                                           ------------     ---------------
Cash flows from operating activities:
Net income                                                 $ 18,608,000      $  4,020,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                             1,050,000           641,000
    Provision for doubtful accounts, discounts and
      returns                                                19,064,000         3,870,000
    Loss on disposal of fixed assets                             47,000             --
    Loss on sale of investment securities                         --              218,000
    In-process research and development                           --            7,232,000
    Increase in deferred income taxes                          (815,000)            --
 Changes in operating assets and liabilities:
    Accounts receivable                                       4,705,000        16,835,000
    Inventory                                                11,563,000        (1,462,000)
    Prepaid and deferred royalties and
      software development costs                             (9,237,000)       (1,182,000)
    Prepaid expenses and other current assets                (2,546,000)         (348,000)
    Accounts payable and accrued expenses                    (7,077,000)       (6,140,000)
    Accrued royalties                                       (11,005,000)       (4,872,000)
    Income taxes payable                                     (5,820,000)       (7,020,000)
                                                           ------------      ------------
Net cash provided by operating activities                    18,537,000        11,792,000

Cash flows used in investing activities:
    Proceeds from sale of investment securities                   --              863,000
    Purchase of marketable securities                             --           (1,081,000)
    Investment in joint venture                                   --           (2,010,000)
    Payment for purchase of GameFx, Inc.                          --           (1,275,000)
    Proceeds from sale of property and equipment                 29,000             --
    Increase in other long-term assets                       (1,630,000)            --
    Acquisition of equipment                                 (1,497,000)         (637,000)
                                                           ------------      ------------
Net cash used in investing activities                        (3,098,000)       (4,140,000)

Cash flows (used in) provided by financing activities:
    Net decrease in short-term borrowings                    (9,586,000)            --
    Unearned compensation                                        45,000             --
    Proceeds from exercise of options and warrants            1,859,000         1,711,000
                                                           ------------      ------------
Net cash (used in) provided by financing activities          (7,682,000)        1,711,000

Effect of exchange rate changes on cash                         (14,000)          201,000
                                                           ------------      ------------

Net increase in cash and cash equivalents                     7,743,000         9,564,000
Cash and cash equivalents - beginning of period              19,044,000        11,754,000
                                                           ------------      ------------
Cash and cash equivalents - end of period                  $ 26,787,000      $ 21,318,000
                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes                                               $  19,513,000     $ 12,372,000
                                                           ============      ============
Interest                                                   $    178,000      $     20,000
                                                           ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Tax benefit from disqualified disposition                  $  1,633,000      $    620,000
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

        In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or for any other interim period.

        Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                            For the Three Months Ended     For the Nine Months Ended
                                                  September 30,                  September 30,
                                           ---------------------------    ---------------------------
                                               1999           1998            1999           1998
                                           ------------   ------------    ------------   ------------
Net income used to compute basic
  and diluted earnings per share           $   4,941,000  $   2,246,000   $  18,608,000  $   4,020,000
                                           -------------  -------------   -------------  -------------
Weighted average number of shares
  outstanding - basic                         11,921,000     11,392,000      11,968,000     11,095,000
Dilutive effect of stock options and
  warrants                                     1,288,000        829,000       1,150,000        863,000
                                           -------------  -------------   -------------  -------------
Number of shares used to compute
  earnings per share - diluted             $  13,209,000  $  12,221,000   $  13,118,000  $  11,958,000
                                           =============  =============   =============  =============

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

                                 For the Three Months Ended            For the Nine Months Ended
                                        September 30,                        September 30,
                                 ------------------------------      ---------------------------------
Net sales                            1999              1998               1999                1998
                                 ------------      ------------      --------------      -------------
THQ Inc.                         $ 44,063,000      $ 25,963,000      $  173,925,000      $ 103,742,000
PCP&L                                 226,000           367,000           1,286,000          1,214,000
Intercompany elimination             --                (100,000)           (605,000)          (550,000)
                                 ------------      ------------      --------------      -------------
Combined                         $ 44,289,000      $ 26,230,000      $  174,606,000      $ 104,406,000
                                 ============      ============      ==============      =============

                                 For the Three Months Ended            For the Nine Months Ended
                                        September 30,                        September 30,
                                 ------------------------------      ---------------------------------
Net income (loss)                    1999              1998               1999                1998
                                 ------------      ------------      --------------      -------------

THQ Inc.                         $  5,175,000      $  2,426,000      $   19,938,000      $   4,569,000
PCP&L                                (234,000)          (80,000)           (725,000)             1,000
Intercompany elimination             --                (100,000)           (605,000)          (550,000)
                                 ------------      ------------      --------------      -------------
Combined                         $  4,941,000      $  2,246,000      $   18,608,000      $   4,020,000
                                 ============      ============      ==============      =============


3.       ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at September 30, 1999 and December 31, 1998 are composed of the following:

                                                    September 30,          December 31,
                                                        1999                   1998
                                                  ----------------       ---------------
Accounts receivable -- domestic                   $     34,959,000       $    66,407,000
Other receivables --  domestic                             427,000               280,000
Allowance for domestic doubtful accounts,
  discounts and returns                                (13,226,000)          (15,008,000)
Accounts receivable -- foreign                          20,206,000            11,732,000
Allowance for foreign doubtful accounts                   (281,000)           (2,345,000)
Allowance for foreign discounts and returns             (6,618,000)           (1,545,000)
                                                  ----------------       ---------------
Accounts receivable -- net                        $     35,467,000       $    59,521,000
                                                  ================       ===============

4.      STOCK COMPENSATION

        PCP&L granted stock options at prices below fair market value. The difference between the fair value and the option grant price is amortized and recognized over the option vesting period, generally four years. As of the nine months ended September 30, 1999 and 1998, stock-based compensation of $45,000 and $81,000, respectively, was amortized to expense. As of September 30, 1999 and December 31, 1998 we had unamortized and stock-based compensation expense of $306,000 and $430,000, respectively.

5.      SUBSEQUENT EVENTS

        On October 26,1999, we announced a three-for-two stock split to be effected in the form of a 50% stock dividend payable on or about December 1, 1999 to stockholders of record on November 15, 1999. The accompanying consolidated financial statements have not been adjusted to reflect the effect of the stock split.

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

OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sega and Sony and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                             -------------------       --------------------
Platform                      1999         1998         1999         1998
--------                     ------       ------       ------        ------
Nintendo 64                    36%         43%          32%            45%
PlayStation                    36%         45%          45%            44%
Game Boy Color/Game Boy         9%          5%          10%             8%
PC CD-Rom                      15%          5%          11%             1%
Other                           4%          2%           2%             2%


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

        Revenue Fluctuations and Seasonality. We have experienced and may continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal, with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipment by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand. Our expenses are based, in part, on our expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

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

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We capitalize our advances to developers as prepaid royalties and capitalize internal software development costs for each title incurred after the establishment of technological feasibility of the title. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. We analyze such capitalized costs quarterly and write off associated prepaid and deferred royalties and software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of September 30, 1999, we have prepaid royalties and capitalized software development costs of $21.3 million. If we were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

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

        At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the nine months ended September 30, 1999 and September 30, 1998, provisions of $19.1 million and $12.2 million, respectively, were taken against gross sales made during such periods. As of September 30, 1999, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $20.1 million.

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

RESULTS OF OPERATIONS

Net Sales

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:


                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                        -------------------       --------------------
                                         1999         1998         1999          1998
                                        ------       ------       ------        ------

Domestic sales(1)                         58.0%        89.7%        73.7%         84.9%
Foreign sales(1)                          42.0         10.3         26.3          15.1
                                        ------       ------       ------        ------
Net sales                                100.0%       100.0%       100.0%        100.0%
Costs and expenses:
   Cost of sales                          41.5%        42.8%        43.6%         43.3%
   Royalties and project
     abandonment                          13.1         19.2         16.3          20.2
   Product development                     8.4          5.7          5.1           4.2
   Selling and marketing                  15.1         12.1         11.9          10.4
   General and administrative              6.6          7.8          6.3           6.7
   In-process research and
     development                          --           --           --             6.9
                                        ------       ------       ------        ------
Total costs and expenses                  84.7%        87.6%        83.2%         91.7%
                                        ------       ------       ------        ------
Income from operations                    15.3%        12.4%        16.8%          8.3%
Interest income, net                       0.7           .9          0.6           0.7
                                        ------       ------       ------        ------
Income before income taxes                16.0         13.3         17.4           9.0
                                        ------       ------       ------        ------
Net income                                11.2%         8.6%        10.7%          3.9%
                                        ======       ======       ======        ======

(1) (These percentages were previously misreported in our press release dated October 26, 1999 as being 51.6% domestic and 48.4% foreign, and 74.1% domestic and 25.9% foreign for the three and nine months ended September 30, 1999, respectively.)

Title Releases

        The following table sets forth, for the three months and nine months ended September 30, 1999 and 1998, the titles released during such periods for the platforms indicated:

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                         ------------------------      -------------------------
                           1999            1998          1999             1998
                         --------        --------      --------         --------
        Nintendo 64          3              --             6                1
        PlayStation          3               3             5                7
        Game Boy            --              --             3                1
        PC CD-Rom            6               3             9                4
        Other               --              --            --                1
                          -------        --------      --------         --------
            Total           12               6            23               14
                          =======        ========      ========         ========

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999, TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

        Our net sales increased 69% to $44,289,000 in the three months ended September 30, 1999, from $26,230,000 in the same period of 1998, as a result of more titles being shipped, a growth in foreign sales, and strong continued sales from products released in past periods. For the three months ended September 30, 1999, net sales of Rugrats titles, Road Rash N64, and Championship Motocross Featuring Ricky Carmichael were $12,379,000 (28.0% of net sales), $7,740,000 (17.5% of net sales), and $5,792,000 (13.1% of net sales), respectively.

        Our net sales increased 67.2% to $174,606,000 in the nine months ended September 30, 1999, from $104,406,000 in the same period of 1998. As with the three months ended September 30, 1999, this increase was fueled in part by an increase in the number of titles released, the growth of our international operations, and continued demand for previously released titles.

        Our foreign net sales increased to $18,590,000 for the three months ended September 30, 1999, from $2,705,000 in the same period of 1998, and increased as a percentage of net sales to 42.0% from 10.3%. This growth in foreign sales is primarily attributable to our German publishing and distribution subsidiary Rushware Microhandelsgesellschaft mbH ("Rushware"), which we acquired in December 1998. Foreign net sales grew to $45,896,000 in the nine months ended September 30, 1999, from $15,787,000 in the same period of 1998, and increased as a percentage of net sales to 26.3% from 15.1%, due in large part to the sales of LucasArts' Star Wars titles and Rugrats titles.

        Our cost of sales for the three months ended September 30, 1999 decreased slightly as a percentage of net sales to 41.5% from 42.8% in the same period of 1998, primarily as a result of a higher percentage of PC CD-ROM product sales in our revenue mix (which generally have favorable gross margins). For the nine months ended September 30, 1999, cost of sales remained relatively constant as a percentage of net sales at 43.6%, versus 43.3% in the same period of 1998.

        Our royalty and project abandonment expense for the three months and nine months ended September 30, 1999 decreased as a percentage of net sales to 13.1% from 19.2% and to 16.3 % from 20.2% for the same periods of 1998. This decrease is primarily related to favorable royalty rates on certain titles sold during the third quarter of 1999, as well as not having developer royalty expenses for Road Rash N64, which was created by our internal development studio Pacific Coast Power and Light Company ("PCP&L").

        For the three months and nine months ended September 30, 1999, product development expense increased $2,198,000 to 8.4% of net sales and $4,499,000 to
5.1 % of net sales, respectively. The increase was due primarily to expenses incurred by GameFx, a company acquired in May 1998 to develop high-end PC titles, increased activity at PCP&L, a company acquired in May 1999 to develop next generation console titles, and the opening of Heavy Iron Studios, an internal development division, in September 1999.

        For the three months and nine months ended September 30, 1999, selling and marketing expenses increased by $3,511,000 and $9,911,000 over the comparable periods of 1998 to

15.1% of net sales and 11.9% of net sales, respectively. This increase occurred in both our domestic and international operations. We have increased our domestic marketing efforts for new titles through print and retail cooperative advertising and national television ad campaigns. We have also increased our promotional activities during 1999 from that experienced in prior years. Our increased international marketing expenses reflect higher levels of support for international titles, as well as our acquisition of Rushware.

        Our general and administrative expenses for the three months and nine months ended September 30, 1999 decreased as a percentage of net sales to 6.6% from 7.8% and to 6.3% from 6.7% for the same periods of 1998, but increased in dollar terms by $908,000 and $3,906,000 over 1998. The increase occurred both in response to the tremendous growth we experienced in recent periods and as a result of the inclusion of Rushware's general and administrative expenses during the nine months ended September 30, 1999.

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

        Our cash and cash equivalents increased $7,743,000 from $19,044,000 at December 31, 1998 to $26,787,000 at September 30, 1999, and were $23,819,000 as of November 10, 1999. Cash provided by operating activities for the nine months ended September 30, 1999 was $18,537,000, resulting primarily from net income of $18,608,000, which was not significantly affected by changes in operating assets, liabilities and non-cash items.

        The amount of our accounts receivable is subject to significant quarterly variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. This seasonality is responsible for the substantial decrease in accounts receivable from December 31, 1998 to September 30, 1999 as the sales generated during the fourth quarter of 1998 were collected.

        Inventory and accounts payable decreased during the nine months ended September 30, 1999, as a result of sales of WCW titles that we had purchased prior to the end of 1998 in anticipation of the expiration of our WCW license.

        Prepaid and deferred royalties and software development costs increased from December 31, 1998. This was a result of our entering into several new contracts for both properties and new product development. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Accrued royalties decreased as a result of royalty payments made in the first quarter of 1999 for sales from the fourth quarter of 1998. As of September 30, 1999, we had obligations with respect to future guaranteed minimum royalties of $8,240,000.

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

        Net cash used in investing activities for the nine months ended September 30, 1999 was $3,098,000 and was primarily utilized for capital expenditures, including $892,000 for a new enterprise resource planning ("ERP") system and $605,000 for leasehold improvements related to the relocation of our corporate offices. We expect to make additional capital expenditures of between $250,000 and $750,000 in 1999, to be used primarily for additional costs related to our ERP system and for leasehold improvements and furniture and fixtures related to our corporate office move, which occurred in October 1999.

        Net cash used in financing activities for the nine months ended September 30, 1999 was $7,682,000, and was attributable to the repayment of short-term borrowings. As of September 30, 1999, we had no outstanding borrowings under our credit facilities with Union Bank and had obligations in respect of outstanding letters of credit for $11,627,000. As of November 10, 1999 we had no outstanding borrowings and outstanding letters of credit were $34,200,000.

        Revolving Credit Facilities. In August 1999 we entered into an amendment of our trade finance agreement with Union Bank of California to increase by $5,000,000 the amount by which we are permitted to borrow. This brings our total borrowing capacity to $50,000,000 during our peak selling season.



YEAR 2000 DISCLOSURE

GENERAL

        The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits, rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that uses programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as a year other than the year 2000. Some IT Systems and embedded chip equipment used by the company, and by third parties who do business with the company, contain two-digit programming to define a year. As the year 2000 approaches, these systems may be unable to accurately process certain date-based information. The year 2000 issue could result, at the company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

READINESS PLAN

        We consider Year 2000 compliance imperative and have established a THQ Compliance Committee to insure Year 2000 issues are being adequately addressed by all of our departments. There is a plan setting forth the methodology, cost and schedules of our Year 2000 compliance program. In general, the plan addresses potential Year 2000 issues associated with our products and services, internal financial and management systems, computer hardware and software, office systems, equipment and facilities, and products purchased from outside suppliers.

        Inventory. We have developed a corporate-wide, uniform strategy for assessing and addressing the Year 2000 issues. We have completed an inventory of our hardware and software systems, electronic data interchange, telecommunications and other technical assets potentially subject to Year 2000 problems, such as security systems. For those items anticipated to have a significant effect on the business if not corrected, our Year 2000 program envisions repair or replacement and testing of such items. All information relative to each item is being tracked in a Year 2000 database. Most of this phase was completed during the first three quarters of 1999. We have completed a review of the readiness of embedded microprocessors in our products and believe that none of the products have Year 2000 date sensitive systems.

        Correction and Testing. During the fourth quarter of 1999 we will perform integration testing with our key third-party warehouses. We believe our current enterprise resource planning ("ERP") and electronic data interchange ("EDI") systems are Year 2000 compliant. However, we will perform integration tests in any event. Any integration issues, such as the failure of the EDI network, could be an ongoing risk.

        Customers and Suppliers. We have responded to all customer and partner requests for information on our Year 2000 compliance. However, we are very dependent upon Nintendo and Sony as key suppliers. If they have a problem processing orders we could be adversely affected. We have reviewed our EDI systems, and we believe that the only material action item is some minor document version updates with a customer (to be addressed in the fourth quarter of 1999). If EDI were to fail with our customers, our backup plan is to enter orders manually and invoice by paper (instead of EDI). We already perform this manual process for our smaller customers.

COSTS

        Our costs for this project will be less than $200,000, since our systems were generally Year 2000 compliant before this project began.

RISKS

        We expect to implement the changes necessary to address the Year 2000 issue for IT systems used within the company. We believe that, with modifications to existing software and conversions to new software, the Year 2000 issue with respect to our IT systems is not reasonably likely to pose significant operational problems. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not timely completed, or if the company's vendors' or suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue could have a material adverse impact on our results of operations and financial condition.

        We are unable to assess the likelihood that we will experience significant operational problems due to unresolved Year 2000 problems of third parties with whom we do business. If third parties fail to achieve Year 2000 compliance, Year 2000 issues could have a material adverse impact on our operations. Similarly, there can be no assurance that we can timely mitigate our risks related to a supplier's failure to resolve its Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material adverse impact on our operations.


CONTINGENCY PLAN

        We presently believe that the most reasonably likely worst-case Year 2000 scenarios would relate to the possible failure, in one or more geographic regions, of third party systems over which we have no control and for which we have no ready substitute such as, but not limited to, power and telecommunications services. Another worst-case scenario involving transportation supply-chain or a critical supplier of materials would be the partial or complete shutdown of transportation facilities or the supplier. The result could be an inability to provide us with critical materials on a timely basis. Contingency planning will consider alternatives where efforts to work with critical suppliers and vendors to ensure Year 2000 capability have not been successful.

        We are not in a position to identify or to avoid all possible scenarios. We are currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. This contingency planning will continue through 1999 as we learn more about the preparations and vulnerabilities of third parties regarding Year 2000 issues. Due to the large number of variables involved, we cannot provide an estimate of the damage we might suffer if any of these scenarios were to occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally foreign currency fluctuation.

        While our consolidated financial statements are prepared in United States dollars, a portion of our worldwide operations have a functional currency other than the United States dollar. In particular, we maintain operations in Germany and the United Kingdom, where the functional currencies are Deutschmarks and British Pounds, respectively. Most of our revenues are denominated in the United States dollar. Fluctuations in exchange rates may have a material adverse effect on our results of operations and could also result in exchange losses. The impact of future exchange rate fluctuations cannot be predicted adequately. To date, exchange rate fluctuations have not had a material impact on our earnings and we have not sought to hedge the risks associated with fluctuations in exchange rates, but may undertake such transactions in the future. We do not have a policy relating to hedging. There can be no assurance that any hedging techniques implemented by us would be successful or that our results of operations will not be materially adversely affected by exchange rate fluctuations.

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


                   -------------------------------------------

Part II - Other Information

Item 5:        Other Information

        We have entered into an operating agreement JAKKS Pacific, Inc. ("JAKKS"), dated October 25, 1999, for THQ/JAKKS Pacific, LLC (the "Joint Venture"), the joint venture formed to develop, manufacture, distribute, market and sell video games pursuant to a license from the World Wresting Federation Entertainment, Inc. (the "WWF").

        The principal terms of this operating agreement are as follows:

1. THQ will be responsible for funding all operations of the Joint Venture, including all payments owing by the Joint Venture to the WWF.

2. For the period commencing October 25, 1999 and ending December 31, 2003, JAKKS will be entitled to receive from the Joint Venture a preferred return, payable quarterly, equal to the greater of a specified dollar amount or specified percentages of the Joint Venture's "net sales" (as defined) in amounts that vary based on the platform. The Joint Venture's payment of the JAKKS preferred return is guaranteed by THQ. THQ will be entitled to cash distributions made by the Joint Venture after the payment of the preferred return.

3. For periods after December 31, 2003, the amount of the preferred return payable to JAKKS will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement.

4. THQ will be responsible for the day-to-day operations of the Joint Venture. THQ will continue to be responsible for development, manufacturing, distribution and sales of the Joint Venture's games, while JAKKS will continue to be responsible for relationship matters with the WWF. THQ and JAKKS will continue to co-market the games.

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

Dated:  November 15, 1999                THQ INC.

                                         By: /s/ BRIAN J. FARRELL
                                             -------------------------
                                                 Brian J. Farrell
                                                 President and Chief
                                                 Executive Officer


                                         THQ INC.

                                         By: /s/ FRED GYSI
                                             -------------------------
                                                Fred Gysi
                                                Vice President Finance
                                                and Administration
                                                Principal Accounting Officer