Form 10-K
period 1999-12-31
THQ INC
filed 2000-03-28
CIK 865570

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-18813
                                    THQ INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              --------------------

              DELAWARE                                   13-3541686
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

         27001 AGOURA ROAD
         CALABASAS HILLS, CA                               91301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 871-5000
                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

        As of March 20, 2000, approximately 18,802,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $341,404,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the THQ Inc. 2000 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year (incorporated into Part III).

================================================================================

                                    THQ INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1999

                               ITEMS IN FORM 10-K

                                                                                      Page
                                                                                      ----
Facing page

Part I

        Item 1.       Business.                                                         1
        Item 2.       Properties.                                                      14
        Item 3.       Legal Proceedings.                                               14
        Item 4.       Submission of Matters to a Vote of Security Holders.             15

Part II

        Item 5.       Market for the Registrant's Common Equity and Related
                      Stockholder Matters.                                             16
        Item 6.       Selected Financial Data.                                         17
        Item 7.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                             19
        Item 7A.      Quantitative and Qualitative Disclosures About Market
                      Risk.                                                            28
        Item 8.       Financial Statements and Supplementary Data.                     29
        Item 9.       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.                             29

Part III

        Item 10.      Directors and Executive Officers of the Registrant.              30
        Item 11.      Executive Compensation.                                          30
        Item 12.      Security Ownership of Certain Beneficial Owners and
                      Management.                                                      30
        Item 13.      Certain Relationships and Related Transactions.                  30

Part IV

        Item 14.      Exhibits, Financial Statement Schedule and Reports on
                      Form 8-K.                                                        31

Signatures                                                                             34

        This Annual Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements relating to our objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that we expect, believe or intend will occur in the future, are forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in our report on Form 8-K, filed on March 21, 2000 with the Securities and Exchange Commission.


                                     PART I

ITEM 1.  BUSINESS

        INTRODUCTION

        We are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. We currently publish titles for Sony's PlayStation, Sega Dreamcast, Nintendo 64, Nintendo Game Boy and Game Boy Color, and personal computers ("PCs") in most interactive software genres, including action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Target, Kmart Stores, Kay Bee Toys, Electronics Boutique, Blockbuster, Best Buy, other national and regional retailers, discount store chains and specialty retailers.

        Our games are developed both internally and under contract with independent developers, and are typically based on properties licensed from third parties. We continually seek to identify and develop titles based upon entertainment projects (such as movies, television programs and arcade games), sports and entertainment personalities, or popular sports, trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Other than games that we release on CD-ROM for use on PCs, all of our products consist of cartridges and CD-ROMs manufactured for us by Nintendo, Sony and Sega.

        Over the past four years, we have experienced significant growth in net sales and net income. During the year ended December 31, 1999, our net income grew to $32.9 million from $21.9 million in 1998 (excluding in-process research and development charge in 1998). In the year ended December 31, 1999, our net sales increased to $302.4 million from $216.1 million in 1998, $89.6 million in 1997 and $50.3 million in 1996, representing a compound annual growth rate of 157%.

        We are a Delaware corporation that was incorporated in 1997. We were formerly incorporated in New York in 1989 under the name T.HQ, Inc. Our principal executive offices are located at 27001 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-5000. Our web site is at www.thq.com.

        THQ(R) is our registered trademark and trade name. Nintendo(R), Super Nintendo Entertainment System(R) ("SNES"), Game Boy(R), Game Boy Color(R) and Nintendo 64(R) are registered trademarks of Nintendo of America, Inc. ("Nintendo"). Sega(R), Genesis(R), Game Gear(R), Saturn(R) and Dreamcast(R) are registered trademarks of Sega of America, Inc. ("Sega"). Sony PlayStation(R) and Sony PlayStation 2(R) are registered trademarks of Sony Computer Entertainment Inc. ("Sony"). Nintendo, Sony and Sega are referred to herein collectively as the "manufacturers."

THE INTERACTIVE ENTERTAINMENT INDUSTRY AND TECHNOLOGY

        The home interactive game market consists both of (i) cartridge-based, CD-ROM-based and DVD-ROM based software for use solely on dedicated hardware systems, and (ii) software distributed on CD-ROMs for use on PCs. Until 1996, most software for dedicated platforms was sold in cartridge form. However, CD-ROMs and DVD-ROMs have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges.

        The first modern platform was introduced by Nintendo in 1985 using "8-bit" technology. "8-bit" means that the central processing unit, or "chip," on which the software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the platforms and PCs. As the technology of the hardware has advanced, the software designed for the platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of CD-ROMs (and subsequent DVD-ROMs in yet to be released systems, Sony PlayStation 2, Microsoft X-Box and the Nintendo Dolphin) enables them to provide richer content and longer play. The new Sony and Microsoft systems will have a robust on-line hardware component hoping to take full advantage of the advent of broadband networking. Currently, the non-portable platforms being marketed are based primarily on 32-bit and 64-bit technology. Portable platforms are less sophisticated technologically and do not require television monitors.

        The following table sets forth the year of release in the United States of each of the manufacturers' platforms for which we have published titles and the technology on which such platforms are based:

                                              DATE OF U.S.
    MANUFACTURER          PRODUCT NAME        INTRODUCTION        TECHNOLOGY
---------------------  -------------------  -----------------  ------------------
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

Nintendo               Nintendo 64                1996                    64-bit
Nintendo               Game Boy Color             1998         16-bit (portable)
Sega                   Dreamcast                  1999                   128-bit

        We believe that the success of a video game is dependent on the graphic look and feel of the game, the depth and variation of game play and the popularity of the property on which the game is based.

        Sega launched its newest platform, Dreamcast, in Japan in the fall of 1998 and introduced it in the United States in the fall of 1999. Sony has launched the successor to the PlayStation, the PlayStation 2, in Japan. The PlayStation 2 is scheduled for launch in the U.S. market in late 2000. Nintendo has plans to launch a new platform in 2001 called the Dolphin. Microsoft has also announced a new platform, X Box, scheduled to debut in the fall of 2001. While we have not formally committed to these platforms, it is likely that we will publish for them. Software for new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

BUSINESS STRATEGY

        Our goals are to expand our position as a leading provider of exciting, high-quality interactive entertainment software on a variety of platforms, intelligently take advantage of opportunities provided by the internet, and to continue to emphasize profitability by maintaining strict cost controls and managing the risks associated with software development. In order to achieve these goals, management is focused on implementing the following strategies:

        - BUILD CONTENT BY CAPITALIZING ON EXISTING BRANDS AND ACQUIRING NEW ONES. Brand recognition and sustainable consumer appeal allow THQ to exploit titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points. Brands represent content over which we have control either by developing our own proprietary titles or obtaining exclusive licenses to established properties for extended time periods. We intend to continue to capitalize on currently established brands such as World Wrestling Federation (through a venture with JAKKS Pacific), Nickelodeon's Rugrats, MTV Sports and Ricky Carmichael's Championship Motocross, by launching new titles on multiple hardware platforms. We also intend to increase our product content through new brands such as Scooby Doo, Power Rangers, Evil Dead and Summoner. It is our goal to expand our library of brands, reaching a broad audience, while increasing our focus on original content.

        - TECHNOLOGY. We intend to publish for the next generation of video game systems. The expansion of internal product development to over 100 employees positions us to take advantage of new game technology. Pacific Coast Power & Light Company, a development studio acquired in May 1999, is focused solely on development for the new PlayStation 2 platform. Heavy Iron Studios, consisting of video game and feature film veterans, is currently working on Evil Dead

                (scheduled for release in the fall of 2000) for multiple platforms. GameFx is now exclusively developing proprietary tools for the new game platforms.

        - ON-LINE GAMING / E-COMMERCE. We believe our recent acquisition of Genetic Anomalies positions us to benefit from opportunities on the Internet. Genetic Anomalies' "Collectible Bits" technology has application to both on-line gaming and E-Commerce environments. The potential for this technology is evidenced by a competitor licensing it for one of their key franchises. We plan to release our first on-line title, WWF: With Authority, in mid-2000. Further, we will be examining opportunities for bringing our mass-market brands to the Internet, while preparing to take advantage of the on-line capabilities of new console systems and broadband connectivity.

        - EXPAND GLOBAL REACH. While our foreign sales increased to 24.7% of total sales in 1999, we believe we can further expand our presence in foreign markets. Industry estimates indicate that the international market for interactive software is roughly equal to the U.S. market. Our acquisition of Rushware Microhandelsgesellschaft mbH and its subsidiaries (collectively "Rushware") contributed to our international growth in 1999, increasing market penetration in German speaking territories and expanding our PC business. To further grow in global markets, we intend to increase product offerings targeted to foreign consumers with titles such as Mercedes Benz Truck Racing, TOCA Touring Car Champions and Cultures. We are expanding our foreign marketing and distribution capabilities by opening new sales and marketing offices in France (November 1999) and Australia (March
                2000). These new offices will bring THQ product direct to retailers in France, Australia and New Zealand, allowing THQ to potentially obtain higher sales and margins in these territories.

        - CONTINUE TO EXPLOIT THE GAME BOY COLOR PLATFORM. As the largest independent domestic publisher of Game Boy titles (according to the NPD's TRST data), we will continue to take advantage of this platform. Our market position makes us an attractive partner for licensors wanting to put their products on the Game Boy system, as evidenced by our recent agreement with Fox Interactive for The Simpsons, Buffy the Vampire Slayer, Croc, and Aliens franchises. The relative low cost of developing games for the Game Boy, combined with the platform's large installed base, provides the opportunity to generate continuing sales and profits from this system with less risk than other platforms.

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

TITLES

        We have released an aggregate of 207 titles as of December 31, 1999, consisting of 13 Nintendo Entertainment System ("NES") titles, 64 Game Boy/Game Boy Color titles, seven Sega Game Gear titles, 14 Sega Genesis titles, 47 Super Nintendo Entertainment System ("SNES") titles, three Sega Saturn titles, 28 Sony PlayStation titles, 13 Nintendo 64 titles and 18 PC titles. We continually seek to acquire licenses to publish and distribute additional titles.

        The following tables set forth, for each platform, the titles (i) released by us in 1999 and anticipated to be released in 2000, and (ii) the date of release (or anticipated release) of each title. We cannot assure you that each of the titles anticipated for release in 2000 will be released when scheduled, if ever.

                                                                                         RELEASE
       TITLES RELEASED IN 1999                 CATEGORY                PLATFORM           DATE
---------------------------------------  ----------------------   --------------------  ---------
WCW Thunder                              Fighting                 PlayStation             1/99
WCW Nitro                                Fighting                 Nintendo 64             2/99
Penny Racers                             Racing                   Nintendo 64             2/99
Rugrats: The Movie                       Adventure                Game Boy Color          4/99
Star Wars X-Wing Alliance***             Space Action             PC CD-ROM               4/99
Star Wars Episode One: The Phantom       Action                   PC CD-ROM               5/99
   Menace***
Star Wars Episode One: Racer***          Racing                   PC CD-ROM               5/99
Logical                                  Puzzle                   Game Boy Color          5/99
Rugrats Scavenger Hunt                   Board Game               Nintendo 64             6/99
Ultimate 8 Ball                          Leisure Sports           PlayStation             6/99
                                                                  PC CD-ROM
X: Beyond the Frontier                   Strategy                 PC CD-ROM               6/99
Castrol Honda Superbike                  Sports                   PlayStation             8/99
Dark Secrets of Africa                   Strategy                 PC CD-ROM               8/99
Championship Motocross featuring         Sports                   PlayStation             9/99
   Ricky Carmichael
Sinistar: Unleashed                      Arcade                   PC CD-ROM               9/99
Road Rash 64                             Action / Racing          Nintendo 64             9/99
Destruction Derby                        Action / Racing          Nintendo 64             9/99
Michael Owen's World League              Sports                   Nintendo 64             9/99
   Soccer
Extreme 500                              Racing                   PC CD-ROM               9/99
Medicopter                               Flight Simulation        PC CD-ROM               9/99
Bing II                                  Business Simulation      PC CD-ROM               9/99
Star Wars Episode One: The               Action                   PlayStation             9/99
   Phantom Menace***
Madden NFL 2000                          Sports                   Game Boy Color         10/99
Rugrats: Time Travelers                  Adventure                Game Boy Color         10/99
MTV Sports: Snowboarding                 Sports                   PlayStation            10/99
BASS Masters Classic                     Simulation               Game Boy Color         11/99
Rugrats: Studio Tour                     Adventure                PlayStation            11/99
Toy Story 2                              Action                   Game Boy Color         11/99
WWF Wrestlemania 2000                    Fighting                 Nintendo 64            11/99
                                                                  Game Boy Color
Nuclear Strike 64                        Action                   Nintendo 64            11/99
Indiana Jones***                         Action / Adventure       PC CD-ROM              11/99
BASS Masters 2000                        Sports                   Nintendo 64            12/99
NHL 2000                                 Sports                   Game Boy Color         12/99
FIFA 2000                                Sports                   Game Boy Color         12/99
Yoda Stories                             Adventure                Game Boy Color         12/99
Brunswick Circuit Pro Bowling            Sports                   Nintendo 64            12/99
Shao Lin                                 Action / Adventure       PlayStation            12/99
Micro Machines 1 & 2                     Racing                   Game Boy Color         12/99
Extreme 500                              Racing                   PlayStation            12/99
Soapy Pictures                           Lifestyle Simulation     PC CD-ROM              12/99

                                                                                      ANTICIPATED
     TITLES ANTICIPATED TO BE RELEASED                                                  RELEASE
                 IN 2000*                       CATEGORY            PLATFORM             DATE
   --------------------------------------   -----------------  --------------------  ------------
   Tiger Woods PGA Tour 2000**              Sports             Game Boy Color        1/00
   Brunswick Pro Bowling**                  Sports             PlayStation           2/00
   WWF Smackdown!**                         Fighting           PlayStation           3/00
   Force Commander***                       Action             Game Boy Color        Spring `00
   Rugrats: Totally Angelica                Adventure          Game Boy Color        Spring `00
   Micro Machines V3                        Racing             Game Boy Color        Spring `00
   Triple Play 2001                         Sports             Game Boy Color        Spring `00
   Nascar 2000                              Racing             Game Boy Color        Spring `00
   Aidyn Chronicles: The First Mage         Role Playing       Nintendo 64           Summer `00
   Danger Girl                              Action /           PlayStation           Summer `00
                                            Adventure
   MTV Sports: Skateboarding                Sports             PC CD-ROM             Summer `00
      (working title)                                          Nintendo 64
                                                               Game Boy Color
                                                               Sega Dreamcast
   TOCA Touring Car Championship            Racing             Game Boy Color        Summer `00
   WWF: With Authority                      Card Game          Online                Summer `00
   Player Manager                           Sports             Game Boy Color        Summer `00
                                            Management
   NBA Live 2000                            Sports             Game Boy Color        Fall `00
   Felony Pursuit                           Action             Sega Dreamcast        Fall `00
                                                               PC CD-ROM
   Power Rangers Lightspeed Rescue          Adventure          Game Boy Color        Fall `00
                                                               Nintendo 64
                                                               PlayStation
   Evil Dead                                Role Playing       PlayStation           Fall `00
                                                               Sega Dreamcast
                                                               PC
   Summoner                                 Role Playing       PlayStation 2         Fall `00
   MTV Sports: BMX                          Sports             PlayStation           Fall `00
                                                               Game Boy Color
   MTV Sports: Snowboarding 2               Sports             PlayStation           Fall `00
   Championship Motocross featuring         Sports             Game Boy Color        Fall `00
      Ricky Carmichael
   Championship Motocross 2                 Sports             PlayStation           Fall `00
      Featuring Ricky Carmichael
   Rugrats in Paris                         Action             Game Boy Color        Fall `00
                                                               PlayStation
                                                               Nintendo 64
   WWF                                      Fighting           Nintendo 64           Fall `00
                                                               Sega Dreamcast
                                                               Game Boy Color
                                                               PlayStation
   Mercedes Truck Racing                    Racing             PC CD-ROM             Fall `00
   Cultures                                 Strategy           PC CD-ROM             Fall `00

* Excludes titles we expect to release in 2000 but which we have not yet publicly announced.
**Title released as of March 31, 2000.
***Titles for German speaking territories only.


INTELLECTUAL PROPERTY LICENSES

        Our strategy includes the creation of exciting games based on licensed properties that have attained a high level of consumer recognition or acceptance. We believe that we enjoy excellent relationships with a number of licensors, including WWF, Disney, Viacom/Nickelodeon, Time Warner and LucasArts.

        We pay royalties to our property licensors that generally range from 6% to 13% of our net sales of the corresponding title. We typically pay minimum guaranteed royalties over the license term and advance payments against such guarantees. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. To the extent competition intensifies for licenses of highly desirable properties, we may encounter difficulty in obtaining these licenses. See "-- Competition." Licenses are of variable duration, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and we cannot assure you that we and the licensor will reach agreement to extend the term of any particular license.

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

AGREEMENT WITH JAKKS PACIFIC, INC.

        We have entered into an agreement with JAKKS Pacific, Inc. ("JAKKS"), to govern our relationship with respect to the WWF license we jointly obtained from Titan Sports, Inc. (now known as World Wrestling Federation Entertainment, Inc. (the "WWF")) in June 1999. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games pursuant to the license from the WWF. We control the venture, therefore, all transactions and balances are consolidated with the Company. The principal terms of this operating agreement are as follows:

- We will be responsible for funding all operations of the venture, including all payments owing to the WWF.

- For the period commencing November 16, 1999 and ending December 31, 2003, JAKKS will be entitled to receive a preferred payment equal to the greater of a fixed guaranty, payable quarterly, or specified percentages of the "net sales" from WWF licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts. At December 31, 1999, we have unearned preferred payments remaining for the initial four year period of approximately $10.4 million.

- For periods after December 31, 2003, the amount of the preferred payment will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement.

- We will be responsible for the day-to-day operations of the venture. We will continue to be responsible for development, sales and distribution of the WWF licensed games, while JAKKS will continue to be responsible for the approval process and other relationship matters with the WWF. We will both continue to co-market the games.

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

                                         NUMBER OF
   MANUFACTURER         PLATFORM           TITLES             TERRITORY          EXPIRATION DATE(s)
-----------------  ---------------  -----------------  --------------------  --------------------
Nintendo           Nintendo 64      Title-by-title(1)  North America and     May 2000
                                                       Latin America
Nintendo           Nintendo 64      Title-by-title(1)  Europe, Australia     January 2001
                                                       and New Zealand
Nintendo           SNES             6/contract yr.     North America and     October 2000
                                                       Latin America
Nintendo           Game Boy         10/contract yr.    Europe and certain    August 2000
                                                       Asian countries
Nintendo           Game Boy and     Title-by-title(1)  North America and     March 2002
                   Game Boy Color                      Latin America
Sega               Dreamcast        Title-by-title(1)  North America and     October 2003
                                                       Latin America
Sega               Dreamcast        Title-by-title(1)  Europe, Australia     September 2003
                                                       and New Zealand
Sony               PlayStation      Title-by-title(1)  U.S. and Canada       August 2002
Sony               PlayStation      Title-by-title(1)  Europe                December 2005

----------
(1) This license does not set a maximum number of titles that we may publish in the designated territory; however, each title must be approved by the manufacturer prior to development of the software.

        Nintendo charges us a fixed amount for each cartridge. This amount varies based, in part, on the memory capacity of the cartridges. Sony charges a royalty for every CD-ROM manufactured. The amounts charged by the manufacturers include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer's name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title's packaging.

        In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from the manufacturer and incorporated in the products, may infringe the rights of third parties. Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters. However, if any claim is brought by a manufacturer against us for indemnification, our developers or licensors may not have sufficient resources to, in turn, indemnify us. Furthermore, these parties' indemnification of us may not cover the matter that gives rise to the manufacturer's claim.

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

        INTERNAL DEVELOPMENT. The in-house development of product is currently conducted by our Pacific Coast Power & Light, Heavy Iron and Genetic Anomalies studios. GameFx has become our applied technology developer and is focused on the development of proprietary tools for the coming generation of gaming platforms. Our studios are staffed by producers, programmers, software engineers, artists, animators and game testers.

        EXTERNAL DEVELOPMENT. Our external development is supervised by our Vice President -- Product Development. We contract with independent software developers to conceptualize and develop games under our supervision. Our agreements with software developers are usually entered into on a game-by-game basis and generally provide for the payment of the greater of a fixed amount or royalties based on actual sales. We generally pay our developers installments of the fixed advance based on specific development milestones. Royalties in excess of the fixed advance are based on a fixed amount per unit sold and range from $.30 to $5.00 per unit for some developers, while others are based on a percentage of net sales ranging from 7% to 20%. We generally obtain ownership of the software code and related documentation. We may make strategic investments in independent developers for the purpose of securing access to proprietary software and talented developers.

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

MANUFACTURING

        Sony, Nintendo and Sega are the sole manufacturers of the products sold for use on their respective platforms.

        The manufacturing process begins with our placing a purchase order with a manufacturer and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture. Nintendo typically delivers cartridges to us within 30 to 45 days of its receipt of an order and a corresponding letter of credit and Sony typically delivers CD-ROMs to us within 10 to 20 days. We will order our first Sega Dreamcast product in 2000.

        We are required by the platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims.

MARKETING, SALES AND DISTRIBUTION

        We are dependent on the high name recognition of the properties on which our games are based to attract customers and to obtain shelf space in stores. Our sales activities are directed by our Senior Vice President -- Sales and Marketing, who maintains contact with major retail accounts and manages the activities of our independent sales staff and regional sales representatives.

        UNITED STATES AND CANADIAN SALES. Our games are promoted to retailers by display at trade shows, such as the annual Electronic Entertainment Expo (E3). We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

        Our marketing efforts for products released in 1999 included national television, print, radio and Internet advertising campaigns. Products shipped in 1999 that received television support included WCW Thunder, Rugrats Scavenger Hunt, Championship Motocross Featuring Ricky Carmichael, Road Rash 64, Rugrats Studio Tour, MTV Sports: Snowboarding and WWF Wrestlemania 2000. Our games were also supported by in-store retail promotions such as trailers, demo discs, standees, over-size boxes, posters and pre-sell giveaways. International marketing activities included television advertising for Rugrats and publicity campaigns in gaming publications, magazines and newspapers included covers, contests, product previews, reviews and game strategies. In addition, we developed product-specific Internet sites and expanded on-line publicity and advertising efforts.

        Most of our sales are made directly to retailers. We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart (representing 15% of net sales in 1999), Toys "R" Us (representing 11% of net sales in 1999), Target, Kmart Stores, Kay Bee Toys, Electronics Boutique, Blockbuster and Best Buy. Sales to our ten largest customers collectively accounted for approximately 65% of our gross sales in 1998 and 54% of our gross sales in 1999. We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

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

        The domestic retail price for our titles generally ranges between $19 and $35 for Game Boy and Game Boy Color, between $19 and $49 for PlayStation, between $20 and $60 for Nintendo 64, and between $10 and $50 for PC games.

        GERMAN DISTRIBUTION. In December 1998, we acquired Rushware, a German company that now serves as our distributor and publisher in Germany and other German-speaking countries. This acquisition has increased the proportion of our foreign sales that are made in German-speaking countries. It is our expectation that we will eventually use Rushware to distribute our products throughout continental Europe. We believe that this will enable us to realize higher margins on our products distributed in these territories than if such products were to continue to be distributed by third parties.

        Rushware is a party to a License and Localization Agreement with LucasArts that grants us the exclusive right to continue distributing, through August 1, 2000, the PC and PlayStation products developed and published by LucasArts in German-speaking Europe. This agreement also covers any titles that LucasArts decides to publish in these territories for the Dreamcast platform, and provides that any future titles that LucasArts decides to publish in these territories may be added to the license. Rushware has been distributing LucasArts products in German-speaking Europe since 1988.

        OTHER FOREIGN SALES. We distribute our titles in all viable international markets. In 1999, we had direct-to-retail operations in the UK and Germany. As of January 2000, we have established direct relationships with retailers in France via our new French office in Paris. We anticipate that by July 2000 we will also have direct-to-retail relationships in Australia via our new Australian office in Melbourne. Other European territories such as Italy, Spain, Benelux, etc. are handled by the UK office through strategic distribution relationships whereby we primarily supply finished goods as well as marketing support. Other non-European territories such as Brazil, Singapore, Korea, etc. are handled by international representatives in the US office through strategic distribution and licensing agreements. While the majority of our sales occur in the territories where we have direct relationships, we can supply a given title in up to forty countries worldwide.

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

        At various times, toy companies, large software companies, movie studios and others have focused on the video game market, resulting in greater competition for us. Additionally, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products. We will be "releasing" our first on-line game during 2000.

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

        In addition, the market for our products is characterized by significant price competition and we may face increasing pricing pressures from our current and future competitors. Further, as the industry transitions from the current platforms (Sony PlayStation and Nintendo 64) to the next generation platforms (Sony PlayStation 2, Nintendo Dolphin and Microsoft X-Box), there may be price erosion on the existing consoles. Accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would adversely affect operating income as a percentage of net revenue and would require us to increase unit sales in order to maintain net revenue.

EMPLOYEES

        As of December 31, 1999, we had 288 full-time employees, of whom 22 are located in the United Kingdom, 73 are located in Germany and two are located in France. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe that relations with our employees are good.


ITEM 2.  PROPERTIES

        Our executive offices occupy approximately 32,500 square feet of office space at 27001 Agoura Road, Calabasas Hills, California, pursuant to a lease expiring in September 2005. We lease additional office space for development personnel in Calabasas, Santa Clara and Culver City, California, and in Lexington, Massachusetts, for THQ UK's employees in Woking, England and for Rushware's employees in Kaarst, Germany.

ITEM 3.  LEGAL PROCEEDINGS

        Two individual shareholders have filed essentially identical purported class actions on February 18, 2000 and on March 2, 2000, respectively, in the United States District Court for the Central District of California, alleging that we and certain of our directors and senior officers violated Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. Each case seeks class action status on behalf of all individuals who purchased our shares of common stock between October 26, 1999 and February 10, 2000. Each complaint alleges that we issued false and misleading statements about our financial results and prospects during the class period, and that the individual defendant directors and officers participated in the alleged scheme so as to sell their personal shares at inflated prices. We believe the claims are without merit, and intend to vigorously defend against them.

        While we are a party to other legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

        The common stock is quoted on the NASDAQ National Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

                                                   CLOSING SALES
                                                      PRICES
                                             ------------------------
                                                 HIGH         LOW
                                             -----------  -----------
               1999
                 First Quarter                 20 9/16     11 11/16
                 Second Quarter                19 3/16     13 7/16
                 Third Quarter                 28 13/16    17 15/16
                 Fourth Quarter                38 4/16     22 7/16

               1998
                 First Quarter                 14 7/16      8 1/16
                 Second Quarter                13 11/16     8 15/16
                 Third Quarter                 15 11/16     7 9/16
                 Fourth Quarter                20 11/16     8 15/16

        The last reported price of the common stock on March 20, 1999, as reported by NASDAQ National Market, was $18.25 per share. As of March 20, 1999, there were approximately 400 holders of record of the common stock.

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

SECURITIES ISSUED IN PRIVATE TRANSACTIONS

        In June 1998, in partnership with JAKKS Pacific, Inc., we signed an exclusive agreement with Titan Sports, Inc. (now known as the World Wrestling Federation Entertainment (the "WWF")) to publish electronic games based on the World Wrestling Federation franchise on all hardware platforms. In connection with this transaction, in August 1999 we issued to the WWF and a related party warrants expiring December 31, 2009 to purchase an aggregate of 281,250 shares of our common stock at $10.42 per share which had a fair value of $3.0 million at the time of issuance. These warrants were issued pursuant to the exemption from registration provided in

Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

        On May 24, 1999, in connection with our acquisition of Pacific Coast Power & Light Company ("PCP&L"), we issued an aggregate of 727,436 shares of our common stock to certain stockholders of PCP&L pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

        On December 13, 1999, in connection with our acquisition of Genetic Anomalies, Inc., we issued an aggregate of 220,048 shares of our common stock to certain stockholders of Genetic Anomalies, Inc. pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE
        DATA)

        The following table presents certain selected consolidated financial data for the years 1995 through 1999. The information presented for each of the years ended December 31, 1997, 1998 and 1999 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere herein. Those financial statements have been audited by Deloitte & Touche LLP, independent auditors. The information presented for each of the years ended December 31, 1995 and 1996 were derived from audited financial statements that are not included elsewhere herein.

        This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                            1995            1996            1997           1998           1999
                                          --------        --------        --------       --------       --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                 $ 33,250        $ 50,255        $ 89,579       $216,111       $302,357
Costs and expenses:
  Cost of sales                             19,501          29,301          48,127        100,019        134,563
  Royalties and project abandonment          4,666           8,587          14,763         48,130         48,370
  Product development                          889           1,324           1,887          6,849         12,770
  Selling and marketing                      3,114           4,444           8,733         20,325         35,440
  Payment to venture partner                    --              --              --             --          6,119
  General and administrative                 4,323           4,378           5,633         10,436         14,969
  In-process research and
    development                                 --              --              --          7,232             --
                                          --------        --------        --------       --------       --------
        Total costs and expenses            32,493          48,034          79,143        192,991        252,231
                                          --------        --------        --------       --------       --------
Income from operations                         757           2,221          10,436         23,120         50,126
Interest income (expense) -- net              (134)           (316)            466            840          1,102
                                          --------        --------        --------       --------       --------
Income before income taxes                     623           1,905          10,902         23,960         51,228
Income taxes                                    22               8           1,954          9,342         18,287
                                          --------        --------        --------       --------       --------
Net income                                $    601        $  1,897        $  8,948       $ 14,618       $ 32,941
                                          ========        ========        ========       ========       ========
Net income per share -- basic             $    .09        $    .18        $    .59       $    .86       $   1.81
                                          ========        ========        ========       ========       ========
Net income per share -- diluted           $    .08        $    .17        $    .55       $    .79       $   1.63
                                          ========        ========        ========       ========       ========
Weighted-average number of
     common shares -- basic                  6,431          10,408          15,167         17,039         18,150
                                          ========        ========        ========       ========       ========
Weighted-average number of
     common shares, stock options
     and warrants -- diluted                 8,001          11,117          16,267         18,453         20,194
                                          ========        ========        ========       ========       ========


                               BALANCE SHEET DATA

                                              YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------
                             1995           1996           1997           1998           1999
                           --------       --------       --------       --------       --------
Working capital            $  7,082       $  9,661       $ 31,472       $ 49,366       $ 94,401
Total assets               $ 16,916       $ 22,847       $ 55,841       $127,743       $185,034
Lines of credit            $     --       $  5,355       $     --       $  9,909       $ 16,702
Shareholders' equity       $  7,598       $ 11,044       $ 33,618       $ 63,004       $110,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sony and Sega and for use on PCs. See "Business -- Titles." The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                    YEARS ENDED DECEMBER 31,
                                   -------------------------
PLATFORM                           1997      1998       1999
--------                           ----      ----       ----
Nintendo (excluding Game Boy)       42%       55%       35%
Nintendo Game Boy/Game Boy          23%        8%       17%
   Color
Sony                                22%       31%       37%
Sega                                10%        1%       --
PC                                   3%        5%        8%
Other                               --        --         3%


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

        On May 24, 1999 and December 13, 1999, we completed mergers with Pacific Coast Power & Light Company, a California corporation ("PCP&L") and Genetic Anomalies, a Delaware corporation ("GA"), respectively. The mergers have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if PCP&L and GA had always been part of our company.

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

        Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As games have become more complex by providing richer playing capabilities, the trend in the interactive entertainment software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products, generally resulting in higher royalties for CD-ROM based products. We anticipate that the next generation of DVD based games will follow a cost and royalty model similar to the CD-ROM based console model.

        RECOVERY OF PREPAID ROYALTIES, GUARANTEES AND CAPITALIZED DEVELOPMENT COSTS. We typically enter into agreements with licensors of properties and developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We capitalize our advances to developers as prepaid royalties and capitalize internal software development costs for each title incurred after the establishment of technological feasibility of the title. Amortization of these payments and costs is determined on a title-by-title basis based on the greater of (i) the ratio of current gross revenues for a title to the sum of its current and anticipated gross revenues, or (ii) the straight-line method over the estimated remaining economic life of the title. We analyze these capitalized costs quarterly and write off associated prepaid and deferred royalties and software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of December 31, 1999, we had prepaid royalties and capitalized development costs of $40.3 million. If we were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

        DISCOUNTS, ALLOWANCES AND RETURNS; INVENTORY MANAGEMENT. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors) when demand for specific games falls below expectations, in order to maintain our relationships with our customers. These accommodations include our not requiring that all booked orders be filled, negotiated price discounts and credits against future orders. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

        At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the years ended December 31, 1997, 1998 and 1999, we took provisions of approximately $10.5 million, $20.8 million and $35.0 million, respectively, against gross sales made during such periods. As of December 31, 1999, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $24.2 million.

        The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

        NET OPERATING LOSS CARRYFORWARDS. At December 31, 1999, we had $9,259,000 of net operating loss ("NOL") carryforwards incurred since 1993 for federal income tax purposes, and $638,000 for state. Various equity transactions during 1996 resulted in an "ownership change" for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. As a result, the amount of the NOL carryforwards available to reduce our federal income tax liability in years in which we have taxable income is limited to an amount equal to approximately $2.2 million per year through the year 2011, when the carryforwards expire.

YEAR 2000 DISCLOSURE

        Many computer programs used only two digits to identify years. These programs were designed without consideration for the effect of the change in century, and if not corrected, could have failed or created erroneous results at the year 2000. Essentially all of our information technology-based systems, as well as many non-information based systems, were potentially affected by the Year 2000 issue.

        In order to prepare for the Year 2000 issue, we implemented the following remediation plan for technology-based systems:

        1. Identification of all applications and hardware with potential Year 2000 issues.

        2. For each item identified, perform an assessment to determine an appropriate action plan and timetable for remediation of each item.

        3. Implementation of the specific action plan.

        4. Test each application upon completion.

        5. Place the new process into production and conduct system integration testing.

        We successfully implemented the above remediation plan for all affected information technology-based systems and other remediation plans related to non-Management Information Systems and to products sold before the turn of the century. Following the arrival of the Year 2000, we have not experienced any problems with products or materials manufactured and/or supplied by third parties. There was no interruption in our ability to order and deliver our products and transact business with our suppliers and customers. We have received no notification from customers regarding Year 2000 issues related to products we have sold. We continue to monitor our systems, suppliers and products for any unanticipated issues that may not yet have manifested.

        The total cost of achieving Year 2000 compliance was approximately $200,000. All costs related to achieving Year 2000 compliance are based on management's best estimates.

EURO CURRENCY CONVERSION

        On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in the United Kingdom and Germany have been affected by the Euro conversion and have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the Euro currency conversion is not expected to have a material impact on the financial position or results of operations of THQ and its subsidiaries.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                           1997         1998         1999
                                          -----        -----        -----
Domestic sales                             84.4%        86.5%        75.3%
Foreign sales                              15.6         13.5         24.7
                                          -----        -----        -----
Net sales                                 100.0%       100.0%       100.0%
Costs and expenses:
  Cost of sales                            53.7%        46.3%        44.5%
  Royalties and project abandonment        16.5         22.3         16.0
  Product development                       2.1          3.2          4.2
  Selling and marketing                     9.7          9.4         11.7

  Payment to venture partner                  --          --         2.0
  General and administrative                 6.3         4.8         5.0
  In-process research and development         --         3.3          --
                                            ----        ----        ----
Total costs and expenses                    88.3%       89.3%       83.4%
                                            ----        ----        ----
Income from operations                      11.7%       10.7%       16.6%
Interest income (expense) -- net             0.5         0.4         0.3
                                            ----        ----        ----
Income before income taxes                  12.2%       11.1%       16.9%
                                            ----        ----        ----
Net income                                  10.0%        6.8%       10.9%
                                            ====        ====        ====

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

        The following table sets forth, for the years ended December 31, 1999 and 1998, the titles released during such periods for the platforms indicated:

                           YEARS ENDED DECEMBER 31,
                        ------------------------------
                            1998            1999
                        -------------   --------------
Nintendo 64                  2               10
PC CD-ROM                    5               11
PlayStation                  8                9
SNES                         1               --
Game Boy Color               5               12
                        -------------   --------------
          Total              21              42
                        =============   ==============


        Our net sales increased to $302,357,000 in the year ended December 31, 1999, from $216,111,000 in the same period of 1998, as a result of increased foreign sales, a larger number of products shipped, and the market success of key titles. For the year ended December 31, 1999, net sales of our Rugrats titles, WCW titles and WWF titles, were $84,204,000 (27.8% of net sales), $64,615,000 (21.4% of net sales), and $42,011,000 (13.9% of net sales), respectively.

        Our foreign net sales grew to $74,656,000 for the year ended December 31, 1999, from $29,132,000, in the same period of 1998, and increased as a percentage of net sales to 24.7% from 13.5%. The increase in our foreign net sales in 1999 was attributable to the addition of our Rushware subsidiary (which added the LucasArts brand in Germany as well as European specific product) and the success of key titles such as wrestling and Rugrats in certain foreign markets.

        Our cost of sales for the year ended December 31, 1999 decreased slightly as a percentage of net sales to 44.5% from 46.3% in the same period of 1998, primarily as a result of the increase in PlayStation and CD-ROM product sales which generally have more favorable gross margins than cartridge products.

        Our royalty expense for the year ended December 31, 1999 decreased as a percentage of net sales to 16.0% from 22.3% in the same period in 1998. Sales in 1999 consisted of some in-house titles carrying minor or no royalties, LucasArts games in Europe which carry no royalties, and selected successful titles which had favorable royalty rates.

        Our product development expenses increased from $6,849,000 in 1998 to $12,770,000 in 1999. This increase reflects the addition of three internal studios during the year and an increase in our corporate product development group to better manage our increased volume of titles in development.

        For the year ended December 31, 1999, our selling and marketing expenses increased by $15,115,000 compared to the year ended December 31, 1998, as a result of several significant advertising and promotional campaigns to promote our WWF titles, Rugrats, Championship Motocross and MTV Sports brands as well increased warehouse expenses, infrastructure and personnel costs (both domestic and foreign) incurred as a result of our growth in 1999.

        For the year ended December 31, 1999, we incurred expense in the amount of $6,119,000 to our venture partner, JAKKS Pacific. Pursuant to the arrangement regarding the license with the WWF, THQ pays JAKKS Pacific a preferred return on product sales and JAKKS Pacific shares in other income derived from the license.

        Our general and administrative expenses for the year ended December 31, 1999 remained relatively constant as a percentage of net sales at 5.0% compared to 4.8% for the same period of 1998, but increased in dollar terms by $4,533,000 over 1998. This increase can be attributed to the expansion of our corporate offices, amortization of a new sales and financial accounting software package, and a full year of general and administrative expenses for Rushware.

        The in-process research and development charge of $7,232,000 incurred during 1998 represents purchase costs relating to the acquisition of GameFx. Purchased research and development includes the value of products in the development stage and not considered to have reached technological feasibility. The technology purchased was completed in 1999 and did not result in a commercially successful product.

        For the year ended December 31, 1999, interest income increased by $262,000 compared to 1998, as a result of increased cash flows from operations and higher average investment balances during the period.

        During the year ended December 31, 1999 we recorded a tax provision of $18,287,000, an increase of $8,945,000 over 1998. The effective tax rate for 1999 was 35.7% compared to 39.0% in 1998. The 1998 effective tax rate was negatively impacted by the fact that the purchased in-process research and development costs of $7,232,000 were not deductible for tax purposes. The negative impact of the in-process research and development was offset by the partial reversal of the valuation reserve against deferred tax assets. The 1999 effective tax rate was positively impacted by the reversal of the remaining $2,461,000 valuation allowance.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997

        The following table sets forth, for the years ended December 31, 1997 and 1998, the titles released during such periods for the platforms indicated:

                        YEARS ENDED DECEMBER 31,
                      ------------------------------
                          1997            1998
                      -------------   --------------
Nintendo 64                1                2
PC CD-ROM                  2                5
PlayStation                7                8
SNES                      10                1
Genesis                    5               --
Game Boy Color             8                5
                      -------------   --------------
          Total            33              21
                      =============   ==============

        Our net sales increased to $216,111,000 in 1998, from $89,579,000 in 1997, primarily as a result of higher unit sales per title shipped. For the year ended December 31, 1998, net sales of our WCW titles, Rugrats titles and Quest 64 release were $140,441,000 (65.0% of net sales), $17,741,000 (8.2% of net sales) and $17,367,000 (8.0% of net sales), respectively.

        Our foreign net sales grew to $29,132,000 for the year ended December 31, 1998, from $13,998,000, in the same period of 1997, yet decreased as a percentage of net sales to 13.5% from 15.6%, as a consequence of our substantial increase in domestic sales. Our foreign sales in 1998 were attributable to the release of WCW titles, and World Cup 98 and Small Soldiers for the Game Boy platform in foreign markets in 1998, as well as continued demand for previously released titles.

        Our cost of sales for 1998 decreased significantly as a percentage of net sales to 46.3%, from 53.7% in 1997, primarily as a result of the increase in sales of PlayStation titles (which generally have more favorable gross margins than cartridge titles for Nintendo's platforms).

        Our royalty expense for 1998 increased $33,367,000 over the same period in 1997 and increased as a percentage of our net sales to 22.3% from 16.5% in 1997. The rise reflects the fact that license and development royalty rates on the 32-bit and 64-bit games released in 1998 were higher than those typical for older platforms.

        Our product development expenses increased by $4,962,000 in 1998 as compared to 1997. This was due in part to the increased costs associated with the development of 32-bit, 64-bit, PC and on-line games, and also reflects operating costs due to increased personnel in connection with the acquisition of GameFx in May 1998.

        Our selling and marketing expenses increased by $11,592,000 in 1998 over 1997, as a result of increased marketing efforts for new titles. This consisted primarily of television, print and retail cooperative advertising and increased warehouse expense (which is the result of increased sales volume). Selling and marketing expenses as a percentage of our net sales were 9.4% in 1998 as compared to 9.7% in 1997.

        Our general and administrative expenses for 1998 decreased as a percentage of net sales to 4.8%, from 6.3% for 1997, but increased in dollar terms by $4,803,000 over 1997. This increase occurred both domestically and internationally and was in response to the growth we experienced in 1998.

        The in-process research and development charge of $7,232,000 incurred during 1998 represents purchase costs relating to the acquisition of GameFx. Purchased research and development includes the value of products in the development stage and not considered to have reached technological feasibility.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer. As of December 31, 1999, we had obligations with respect to future guaranteed minimum royalties of $31,404,000.

        Our cash and cash equivalents increased to $21,303,000 at December 31, 1999 from $19,063,000 at December 31, 1998. Cash used in operating activities for 1999 was $7,109,000, reflecting our use of working capital to partially fund our growth. As of March 20, 2000 our cash and cash equivalents were $35,878,000.

        Accounts receivable at December 31, 1999 increased from December 31, 1998 as a result of increased sales volume and the later shipment of key titles during the fourth quarter of 1999 compared to the same period of 1998. Prepaid and deferred royalties and software development costs increased from December 31, 1998 as a result of our entering into several new licensing contracts and the significant increase in the number of products in development at the end of 1999. See "--Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Accrued royalties also increased, in part, as a result of new contracts for licenses and product development. Additionally, increased demand for certain titles sold in 1999 resulted in royalties due in excess of the minimum guarantees on the related contracts. Inventory and related accounts payable decreased during 1999 as the 1998 balance reflected the advanced purchases of product relating to the expiration of the WCW license. Such product was purchased prior to the termination date of the license (December 28, 1998) and was sold during the first half of 1999.

        The amount of our accounts receivable is subject to significant seasonal variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. As a result, our working capital requirements are greatest during our third and fourth quarters. We believe that our cash on hand, funds provided by operations, and our revolving credit facilities will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 2000.

        Our capital expenditures were $4,413,000 in 1999 reflecting a significant investment in new operational and financial systems. We expect to make capital expenditures of between $4,000,000 and $5,000,000 in 2000 as we continue to invest in our business systems and next generation development tools.

        Net cash provided by financing activities for 1999 was $11,981,000, and was provided by the short-term borrowings and the exercise of options and warrants to purchase our common stock.

        CREDIT FACILITIES. In December 1998, we entered into two trade finance agreements (as amended) with Union Bank of California that established a revolving credit facility. These agreements currently expire on June 1, 2000. The principal agreement (as amended) permits us to borrow (and maintain obligations under outstanding letters of credit) up to $43,000,000, subject to the following:

        - We may maintain outstanding letters of credit for product purchases of up to $38 million in the aggregate through the end of February 2000;

        - We may maintain outstanding letters of credit for product purchases of up to $25 million in the aggregate between March 1, 2000 and June 1, 2000;

        - We may borrow up to $30 million through February 29, 2000, $25 million during March 2000, and $15 million during April and May 2000, (including amounts owing as a result of draws under letters of credit), but we are required to not have any borrowings for a period of at least 60 days during each year of the term of the agreement.

        Our other agreement with Union Bank is for our United Kingdom subsidiary, T.HQ International Ltd., and permits that subsidiary to obtain product purchase letters of credit of up to $7 million in the aggregate.

        These credit facilities are secured by a lien on substantially all of our assets and those of T.HQ International Ltd. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (8.5% at December 31, 1999) or b) the London Interbank Offered Rate (5.69% at December 31, 1999) plus 1.85%. As of December 31, 1999, we had $16,702,000 in outstanding borrowings under these credit facilities and had obligations in respect of outstanding letters of credit of $8,134,000. As of March 20, 2000 we had no outstanding borrowings and outstanding letters of credit amounted to $1,800,000.



        These agreements contain financial covenants, including the requirement that we:

        - maintain the ratio of our cash, cash equivalents and accounts receivable, to our current liabilities (including advances by the bank), at not less than 1.00:1.00 at the end of each quarter;

        -       maintain minimum shareholders' equity;

        - maintain the ratio of our total liabilities to our shareholders' equity at not greater than 1.10:1.00 as of December 31, 1998 and 1.00:1.00 as of the end of each quarter thereafter;

        -       achieve operating profits of at least $1 each quarter; and

        - maintain the ratio of the value of our inventory as of the last day of any quarter, to our cost of goods sold for the four consecutive quarters ending on that day (or four times our cost of goods sold for the last quarter, if greater), at not more than 1.00:10.50.

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

INTEREST RATE RISK

        Our interest rate risk is immaterial due to the short maturity of the debt. We have no fixed rate debt.

FOREIGN CURRENCY RISK

        We have not hedged our foreign currency exposure in the past. It is possible that in the future we will enter into foreign currency contracts in order to manage or reduce foreign currency market risk.

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. During the year ended December 31, 1999, our foreign currency translation loss adjustment was $902,000. Currency transaction gains and losses for the years ended December 31, 1997, 1998 and 1999 were not significant. A hypothetical 10% change in the relevant currency rates at December 31, 1999 would not result in a material gain or loss. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and supplementary data, together with the report of Deloitte & Touche LLP dated February 24, 2000, required by this Item are included in Item 14 of this annual report and are incorporated herein by reference.

        Please note that the Financial Statements included herein reflect a correction made to an inter-company consolidation error in our fourth quarter financial results as previously announced on February 23, 2000. The correction reduced both revenues and cost of goods sold by approximately $4,067,000, (3.1% and 6.5%, respectively, for the quarter and 1.3% and 2.9%, respectively, for the year), as compared to what was announced on February 23, 2000. The correction does not impact earnings per share, net income, gross margins or operating expenses. In addition, we have included in the Financial Statements the fair market value of the warrants issued to the WWF. This addition resulted in an increase of $3,063,000 million to deferred royalties net - of current portion and to additional paid-in capital, as compared to what was included in the Balance Sheet that was in our press release of February 23, 2000. This addition does not impact the Statement of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this Item relating to members of the Board of Directors and Executive Officers of THQ will be included in our 2000 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Election of Directors," "Executive Officers," "Key Employees," "Compliance with
Section 16 of the Securities Exchange Act of 1934" and "Director and Officer Holdings," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION



        The information required under this Item relating to executive compensation will be included in our 2000 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Executive Compensation," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this Item relating to security ownership of certain beneficial owners and management will be included in our 2000 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading "Principal Shareholders," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this Item relating to certain relationships and related transactions will be included in our 2000 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings "Employment Agreements" and "Director and Officer Transactions," which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                See Index to Financial Statements.

        (b) REPORTS ON FORM 8-K.

                None.

        (c) EXHIBITS.

     Exhibit Number                                Title
     --------------                                -----
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

        10.1*              Amended and Restated Employment Agreement dated as of
                           June 30, 1999, between the Company and Brian J.
                           Farrell (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "1999 2nd
                           Quarter 10-Q")).

        10.2* Employment Agreement dated as of January 1, 1999, between the Company and Jeffrey C. Lapin
                           (incorporated by reference to Exhibit 10.2 to the 1999 2nd Quarter 10-Q).

        10.3*              Employment Agreement between Fred A. Gysi and the
                           Company dated October 1, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1998 (the "1998 10-K")).

        10.4*              Form of Severance Agreement with Executive Officers
                           (incorporated by reference to Exhibit 10.7 to the 1998 10-K).

                           Amended and Restated 1990 Stock Option Plan (incorporated by
        10.5*              reference to Exhibit 10.1 to the Registration Statement on Form
                           S-2 filed on December 23, 1996 (File No. 333-18641)).

        10.6* Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell
                           (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

        10.7*              Amended and Restated 1997 Stock Option Plan (the "1997 Stock
                           Option Plan") (incorporated by reference to Exhibit 4.4 to the
                           Registration Statement on Form S-8 filed on May 14, 1999 (File
                           No. 333-78567)).

        10.8*              Form of Stock Option Agreement for the 1997 Stock
                           Option Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed March
                           19, 1999 (File No. 333-74715)).

        10.9*              Stock Option Agreement dated as of October 21, 1998, between the
                           Company and Jeffrey C. Lapin (incorporated by reference to
                           Exhibit 10.8 to the 1999 2nd Quarter 10-Q).

        10.10*             Form of Stock Option Agreement dated as of December
                           23, 1998, between the Company and Messrs. Lawrence
                           Burstein, Bruce Jagid and James Whims (incorporated by reference to Exhibit 10.9 to the 1999 2nd Quarter
                           10-Q).

        10.11              Trade Finance Agreement dated as of December 4, 1998, by and between the Company and Union Bank of California, N.A. ("Union
                           Bank") (incorporated by reference to Exhibit 10.8 to the 1998
                           10-K).

        10.12 Trade Finance Agreement dated as of December 4, 1998, by and between T.HQ International, LTD. ("THQ
                           International") and Union Bank (incorporated by reference to Exhibit 10.9 to the 1998 10-K).

        10.13 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between the Company and Union Bank (incorporated by reference to Exhibit
                           10.10 to the 1998 10-K).

        10.14 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between THQ International and Union Bank (incorporated by reference to Exhibit
                           10.11 to the 1998 10-K).

        21                 Subsidiaries of the Registrant.


        23.1               Consent of Deloitte & Touche LLP.


        27                 Financial Data Schedule.


----------

        *Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 28, 2000                      THQ INC.

                                            By: /s/   Brian J. Farrell
                                               ---------------------------------
                                               Brian J. Farrell, President
                                               and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                          Date
---------                                        -----                          ----
/s/ Brian J. Farrell                    Director, President and             March 28, 2000
--------------------------------        and Chief Executive Officer
Brian J. Farrell                        (Principal Executive Officer)

/s/ Lawrence Burstein                   Director                            March 28, 2000
----------------------------
Lawrence Burstein

/s/ Bruce Jagid                         Director                            March 28, 2000
----------------------------
Bruce Jagid

/s/ James L. Whims                      Director                            March 28, 2000
----------------------------
James L. Whims

/s/ Jeffrey C. Lapin                    Director and Vice Chairman          March 28, 2000
------------------------------
Jeffrey C. Lapin

/s/ L. Gregory Ballard                  Director                            March 28, 2000
----------------------------
L. Gregory Ballard

/s/ Fred A. Gysi                        Vice President - Finance and        March 28, 2000
--------------------------------        Administration, Chief Financial
Fred A. Gysi                            Officer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                    THQ INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
INDEPENDENT AUDITORS' REPORT                                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 1998 and 1999                         F-3
  Consolidated Statements of Operations for Each of the Three Years in the
     Period Ended December 31, 1999                                                 F-4
  Consolidated Statements of Shareholders' Equity for Each of the Three Years
     in the Period Ended December 31, 1999                                          F-5
  Consolidated Statements of Cash Flows for Each of the Three Years in the
     Period Ended December 31, 1999                                                 F-7

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of THQ Inc.,
Calabasas, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 24, 2000

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                    ------------------------------------
                                                                         1998                    1999
                                                                    -------------          -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $  19,063,000          $  21,303,000
  Accounts receivable -- net                                           59,521,000             96,641,000
  Inventory                                                            16,937,000              5,455,000
  Prepaid and deferred royalties                                        5,321,000             23,478,000
  Software development costs                                            3,011,000             11,640,000
  Deferred income taxes                                                 8,321,000              6,817,000
  Income taxes receivable                                                      --                965,000
  Prepaid expenses and other current assets                             1,556,000              2,226,000
                                                                    -------------          -------------
          Total current assets                                        113,730,000            168,525,000
Property and equipment -- net                                           2,670,000              5,659,000
Deferred royalties -- net of current portion                              375,000              3,371,000
Software development costs -- net of current portion                    1,173,000              1,824,000
Deferred income taxes -- net of current portion                         2,053,000              2,865,000
Other long-term assets                                                  7,742,000              2,790,000
                                                                    -------------          -------------
        TOTAL ASSETS                                                $ 127,743,000          $ 185,034,000
                                                                    =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit                                                   $   9,909,000          $  16,702,000
  Accounts payable                                                     18,664,000             13,170,000
  Accrued expenses                                                     11,576,000             12,998,000
  Accrued royalties                                                    15,945,000             31,254,000
  Income taxes payable                                                  8,270,000                     --
                                                                    -------------          -------------
          Total current liabilities                                    64,364,000             74,124,000
Accrued royalties -- net of current portion                               375,000                150,000
Commitments and contingencies                                                  --                     --
Shareholders' equity:
Common Stock, par value $.01, 35,000,000 shares
     authorized; 17,878,481 and 19,007,124 shares
     issued and outstanding as of December 31,
     1998 and 1999, respectively                                          120,000                190,000
Additional paid-in capital                                             62,731,000             78,378,000
Accumulated other comprehensive income (loss)                              60,000               (842,000)
Retained earnings                                                          93,000             33,034,000
                                                                    -------------          -------------
          Total shareholders' equity                                   63,004,000            110,760,000
                                                                    -------------          -------------
          TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                               $ 127,743,000          $ 185,034,000
                                                                    =============          =============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended
                                                               December 31,
                                         --------------------------------------------------------
                                             1997                  1998                  1999
                                         ------------          ------------          ------------
Net sales                                $ 89,579,000          $216,111,000          $302,357,000
Costs and expenses:
  Cost of sales                            48,127,000           100,019,000           134,563,000
  Royalties and project
    abandonment                            14,763,000            48,130,000            48,370,000
  Product development                       1,887,000             6,849,000            12,770,000
  Selling and marketing                     8,733,000            20,325,000            35,440,000
  Payment to venture partner                       --                    --             6,119,000
  General and administrative                5,633,000            10,436,000            14,969,000
  In-process research and
    development                                    --             7,232,000                    --
                                         ------------          ------------          ------------
Total costs and expenses                   79,143,000           192,991,000           252,231,000
                                         ------------          ------------          ------------
Income from operations                     10,436,000            23,120,000            50,126,000
Interest income, net                          466,000               840,000             1,102,000
                                         ------------          ------------          ------------
Income before income taxes                 10,902,000            23,960,000            51,228,000
Income taxes                                1,954,000             9,342,000            18,287,000
                                         ------------          ------------          ------------
Net income                               $  8,948,000          $ 14,618,000          $ 32,941,000
                                         ============          ============          ============
Net income per share -- basic            $        .59          $        .86          $       1.81
                                         ============          ============          ============
Net income per share -- diluted          $        .55          $        .79          $       1.63
                                         ============          ============          ============


Shares used in per share
   calculation -- basic                    15,167,000            17,039,000            18,150,000
                                         ============          ============          ============
Shares used in per share
   calculation -- diluted                  16,267,000            18,453,000            20,194,000
                                         ============          ============          ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1997, 1998 and 1999


                                                                                      Accumulated    Retained
                                                                        Additional      Other        Earnings
                                            Common         Common        Paid-in     Comprehensive (Accumulated
                                            Shares         Stock         Capital     Income (Loss)    Deficit)         Total
                                         ------------   ------------   ------------  ------------   ------------    ------------
Balance at January 1, 1997                 11,558,617   $     11,000   $ 34,558,000  $    (52,000)  $(23,473,000)   $ 11,044,000
Exercise of warrants and options              699,786             --      1,293,000            --             --       1,293,000
Stock compensation                                 --             --         21,000            --             --          21,000
Issuance of common stock                    3,934,853             --     12,179,000            --             --      12,179,000
Comprehensive income:
  Net income                                       --             --             --            --      8,948,000       8,948,000
Other comprehensive income
     Foreign currency translation                  --             --             --       133,000             --         133,000
     adjustment
                                                                                                                    ------------
Comprehensive income                               --             --             --            --             --       9,081,000
                                         ------------   ------------   ------------  ------------   ------------    ------------
Balance at December 31, 1997               16,193,256         11,000     48,051,000        81,000    (14,525,000)     33,618,000
Exercise of warrants and options              902,519          5,000      2,343,000            --             --       2,348,000
Stock compensation                                 --             --        187,000            --             --         187,000
Issuance of common stock                      782,706          4,000     10,647,000            --             --      10,651,000
Tax benefit related to the exercise of
   employee stock options                          --             --      1,603,000            --             --       1,603,000
Reincorporation                                    --        100,000       (100,000)           --             --              --
Comprehensive income:
  Net income                                       --             --             --            --     14,618,000      14,618,000
Other comprehensive income
     Foreign currency translation                  --             --             --       (21,000)            --         (21,000)
     adjustment
                                                                                                                    ------------
Comprehensive income                               --             --             --            --             --      14,597,000
                                         ------------   ------------   ------------  ------------   ------------    ------------
Balance at December 31, 1998               17,878,481        120,000     62,731,000        60,000         93,000      63,004,000

                                  (continued)

                                                                                  Accumulated       Retained
                                                                    Additional      Other           Earnings
                                         Common       Common         Paid-in     Comprehensive    (Accumulated
                                         Shares       Stock          Capital     Income (Loss)      Deficit)           Total
                                       ----------  -------------  -------------  -------------    -------------    -------------
Balance at December 31, 1998           17,878,481        120,000     62,731,000         60,000           93,000       63,004,000
Exercise of warrants and options        1,128,643          8,000      4,855,000             --               --        4,863,000
Issuance of warrants                           --             --      3,627,000             --               --        3,627,000
Stock compensation                             --             --        464,000             --               --          464,000
Tax benefit related to the exercise of
   employee stock options                      --             --      6,763,000             --               --        6,763,000
Three-for-two stock dividend                   --         62,000        (62,000)            --               --               --
Comprehensive income:
  Net income                                   --             --             --             --       32,941,000       32,941,000
Other comprehensive income
    Foreign currency translation               --             --             --       (902,000)              --         (902,000)
    adjustment
                                                                                                                   -------------
Comprehensive income                           --             --             --             --               --       32,039,000
                                       ----------  -------------  -------------  -------------    -------------    -------------
Balance at December 31, 1999           19,007,124  $     190,000  $  78,378,000  $    (842,000)   $  33,034,000    $ 110,760,000
                                       ==========  =============  =============  =============    =============    =============


                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                              --------------------------------------------------------
                                                                  1997                  1998                  1999
                                                              ------------          ------------          ------------
Cash flows from operating activities:
Net income                                                    $  8,948,000          $ 14,618,000          $ 32,941,000
Adjustments to reconcile net income
  to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                  492,000               909,000             1,656,000
    Provision for doubtful accounts,
      discounts and returns                                     10,509,000            20,838,000            35,009,000
    Litigation settlement                                               --                    --               564,000
    Loss on sale of property and equipment                              --                40,000                56,000
    Loss on sale of investment securities                               --               218,000                    --
    Unearned stock compensation                                     21,000               187,000               464,000
    In-process research and development                                 --             7,232,000                    --
    Deferred income taxes                                       (1,666,000)           (8,708,000)              692,000
Changes in operating assets and liabilities,
  net of effects from acquisitions:
    Accounts receivable                                        (27,343,000)          (43,935,000)          (72,703,000)
    Inventory                                                     (441,000)          (13,780,000)           11,200,000
    Prepaid and deferred royalties and
      software development costs                                (2,436,000)            2,702,000            (4,493,000)
    Prepaid expenses and other current assets                      (11,000)             (239,000)             (680,000)
    Accounts payable and accrued expenses                        7,952,000            13,113,000            (3,147,000)
    Accrued royalties                                            2,341,000             8,467,000            (6,228,000)
    Income taxes payable                                         3,455,000             6,040,000            (2,440,000)
                                                              ------------          ------------          ------------
Net cash (used in) provided by operating activities              1,821,000             7,702,000            (7,109,000)
                                                              ------------          ------------          ------------

Cash flows used in investing activities:
    Proceeds from sale of investment securities                         --               863,000                    --
    Purchase of investment securities                                   --            (1,081,000)                   --
    Proceeds from sale of property and equipment                        --                    --                37,000
    Acquisition adjustment                                              --                    --             2,540,000
    Acquisitions, net of cash acquired                                  --            (2,369,000)                   --
    Acquisition of equipment                                    (1,006,000)           (1,427,000)           (4,413,000)
    Other long-term assets                                           1,000            (2,010,000)             (261,000)
                                                              ------------          ------------          ------------
Net cash used in investing activities                           (1,005,000)           (6,024,000)           (2,097,000)
                                                              ------------          ------------          ------------

Cash flows from financing activities:
    Net increase (decrease) in short-term borrowings            (5,355,000)            3,265,000             7,118,000
    Net proceeds from issuance of common stock                  12,179,000                    --                    --
    Proceeds from exercise of warrants and options               1,293,000             2,348,000             4,863,000
                                                              ------------          ------------          ------------
Net cash provided by financing activities                        8,117,000             5,613,000            11,981,000
                                                              ------------          ------------          ------------

Effect of exchange rate changes on cash
   and cash equivalents                                          261,000              (156,000)              (535,000)
                                                            ------------          ------------           ------------
Net increase in cash and cash equivalents                      9,194,000             7,135,000              2,240,000
                                                            ------------          ------------           ------------
Cash and cash equivalents -- beginning of period               2,734,000            11,928,000             19,063,000
                                                            ------------          ------------           ------------
Cash and cash equivalents -- end of period                  $ 11,928,000          $ 19,063,000           $ 21,303,000
                                                            ============          ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Income taxes                                              $    127,000          $ 12,417,000           $ 19,569,000
                                                            ============          ============           ============
  Interest                                                  $     53,000          $    171,000           $    233,000
                                                            ============          ============           ============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

In 1998 and 1999, income taxes payable and additional paid-in capital include tax benefits of $1,603,000 and $6,763,000, respectively, resulting from disqualified dispositions of common stock by officers and employees of THQ acquired through the exercise of stock options.

In 1999, we consolidated the venture with JAKKS Pacific resulting in the consolidation of our $2,010,000 investment.

On August 2, 1999 we issued to the WWF and a related party warrants expiring December 31, 2009 to purchase 281,250 shares of common stock at $10.42 per share, which had a fair value at the time of issuance of $3,063,000. (See
Note 13).

On May 1, 1998 we issued 532,776 shares of common stock as part of the purchase price for GameFx, Inc. This issuance increased common stock and additional paid-in capital by $2,000 and $6,217,000, respectively, and was allocated among the net assets acquired, part of which was written off as in-process research and development. (See Note 12).

On December 2, 1998 we issued 249,930 shares of common stock as part of the purchase price for Rushware Microhandelsgesellschaft mbH ("Rushware"). This issuance increased common stock and additional paid-in capital by $2,000 and $4,430,000, respectively, and was allocated among the net assets acquired. (See
Note 12).


DETAILS OF 1998 ACQUISITIONS:

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
                                         ============           ============

               In 1999, we renegotiated the purchase of Rushware and received a payment of $2,540,000 from the sellers.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

         BUSINESS. THQ Inc., a Delaware corporation, is a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. We currently publish titles for Sony's PlayStation, Sega Dreamcast, Nintendo 64, Nintendo Game Boy and Game Boy Color, and personal computers ("PCs") in most interactive software genres, including action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Target, Kmart Stores, Kay Bee Toys, Electronics Boutique, Blockbuster, Best Buy, other national and regional retailers, discount store chains and specialty retailers.

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

         We have various license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market software for use with the 64-bit Nintendo 64, and with the Nintendo Game Boy portable game consoles. The license agreements with Nintendo for such hardware platforms expire at various times from 2000 through 2002.

         We also have two license agreements with Sega pursuant to which we have the non-exclusive right to utilize the Sega name and its proprietary information and technology in order to develop and market software for use with the 128-bit Sega Dreamcast in the United States and Canada, Latin America, Europe, Australia and New Zealand, respectively, which expire in September 2003 and October 2003, respectively.

         Our business is dependent on these license agreements with Sony, Nintendo and Sega. Substantially all of our products are manufactured by Sony, Nintendo and Sega, who charge us a fixed amount for each CD-ROM or cartridge manufactured, which charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

         In addition, we must indemnify Sony, Nintendo or Sega as appropriate, with respect to all loss, liability and expense resulting from any claim against Sony, Nintendo or Sega involving the development, marketing, sale or use of our titles, including any claims for copyright or trademark infringement brought against Sony, Nintendo or Sega. As such, we bear the risk that the properties and information and technology licensed from Sony, Nintendo or Sega and incorporated in the software may infringe the rights of third parties. Generally, we are entitled to indemnification from our software developers and property licensors to cover our indemnification obligations to Sony, Nintendo or Sega but no assurance can be given that, if any claim is brought against us, the developers and/or licensors will have sufficient resources to indemnify us.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of THQ Inc. and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         FOREIGN CURRENCY TRANSLATION. Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of shareholders' equity. Foreign currency gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency. We have not experienced significant foreign currency transaction gains or losses.

         CASH EQUIVALENTS. We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

         FAIR VALUES OF FINANCIAL INSTRUMENTS. The carrying value of our draws on our line of credit from our banks are considered to approximate their fair value because the interest rate of these instruments is based on variable reference rates.

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

         Sales (before returns and allowances) to a major customer represented 10%, 19% and 15% of gross sales in the years ended December 31, 1997, 1998 and 1999, respectively. This customer accounted for approximately 32% and 18% of accounts receivable at December 31, 1998 and 1999, respectively. Sales (before returns and allowances) to another major customer represented 19%, 13% and 11% of gross sales in the years ended December 31, 1997, 1998 and 1999, respectively. This customer accounted for approximately 12% and 15% of accounts receivable at December 31, 1998 and 1999, respectively. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

         INVENTORY. Inventory, which consists principally of finished products, are stated at the lower of cost (moving weighted average) or market. We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Property and equipment consist of the following at:


                                                                            December 31,
                                                Lives                1998                  1999
                                            ------------------------------------------------------
Furniture, fixtures and equipment             3-10 yrs           $ 3,110,000           $ 8,150,000
Leasehold improvements                         3-6 yrs               560,000             1,024,000
Less accumulated depreciation and
  amortization                                                    (1,000,000)           (3,515,000)
                                                                 -----------           -----------
                                                                 $ 2,670,000           $ 5,659,000
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

         We utilize both independent software developers (who are paid advances against future royalties) and internal development teams to develop our software. Under generally accepted accounting principles, such software development costs are capitalizable when technological feasibility has been established. Technological feasibility for console entertainment software has been established by Sony, Nintendo and Sega for use with their respective hardware platforms. We are currently capitalizing the costs of video games under development at our Heavy Iron and PCP&L studios. At December 31, 1999, we had capitalized in software development costs of $1,034,000 at our studios. During 1999 we recognized no amortization of capitalized software development costs.

         Prepaid royalty and software development costs are expensed, as a part of royalties expense, at the contractual royalty rate based on actual net product sales. When, in management's estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. Research and development costs are expensed as incurred.

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

         REVENUE RECOGNITION. Revenue is recognized when products are shipped, provided that no significant vendor support obligations remain outstanding, and provided that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. We estimate such returns and allowances based upon management's evaluation of our historical experience and current industry trends. Such estimates are deducted from gross sales. Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims. (See Note 5).

         ADVERTISING. Advertising and sales promotion costs are generally expensed as incurred, except for production costs associated with the media campaigns which are deferred and charged to expense at the first run of the ad. Advertising costs were $850,000, $5,659,000 and $10,108,000 in the years ended December 31, 1997, 1998 and 1999, respectively.

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

         BASIC AND DILUTED EARNINGS PER SHARE. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

                                                                   Years Ended
                                                                   December 31,
                                              -----------------------------------------------------
                                                  1997                 1998                 1999
                                              -----------          -----------          -----------
Net income used to compute basic
  and diluted earnings per share              $ 8,948,000          $14,618,000          $32,941,000
                                              ===========          ===========          ===========
Weighted average number of shares
  outstanding -- basic                         15,167,000           17,039,000           18,150,000
Dilutive effect of stock options and
  warrants                                      1,100,000            1,414,000            2,044,000
                                              -----------          -----------          -----------
Number of shares used to compute
  earnings per share -- diluted                16,267,000           18,453,000           20,194,000
                                              ===========          ===========          ===========


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity measure all derivatives at fair value and recognize them in the balance sheet as an asset or liability, depending upon the entity's rights or obligations under the applicable derivative contract. SFAS 133 as amended, is effective for financial statements for periods beginning after June 15, 2000. We are currently evaluating the potential impact of adopting SFAS No. 133.

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

3.       BUSINESS COMBINATIONS

         On May 24, 1999 we completed a merger with PCP&L. In the merger, each share of PCP&L was converted into 0.09008 shares of our common stock, or approximately 727,000 shares. In addition, outstanding PCP&L employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 196,000 shares of our common stock.

         On December 13, 1999 we completed a merger with Genetic Anomalies, Inc., a Delaware corporation ("GA"). In the merger, each share of GA was converted into 0.0536 share of our common stock, or approximately 220,000 shares. In addition, outstanding GA employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 45,000 shares of our common stock.

         The mergers have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if PCP&L and GA had always been part of our company.

         All transactions between us, PCP&L and GA have been eliminated in the consolidated financial statements. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                              For the Years Ended December 31,
                                  ------------------------------------------------------------
Net sales                              1997                   1998                    1999
                                  -------------          -------------           -------------
THQ Inc.                          $  89,362,000          $ 215,060,000           $ 301,141,000
PCP&L                                   115,000              1,379,000               1,676,000
GA                                      102,000                222,000                 565,000
Intercompany elimination                     --               (550,000)             (1,025,000)
                                  -------------          -------------           -------------
Combined                          $  89,579,000          $ 216,111,000           $ 302,357,000
                                  =============          =============           =============

                                              For the Years Ended December 31,
                                  ----------------------------------------------------------
Net income (loss)                     1997                   1998                   1999
                                  ------------           ------------           ------------
THQ Inc.                          $  9,345,000           $ 15,989,000           $ 35,044,000
PCP&L                                  (18,000)              (348,000)              (667,000)
GA                                    (379,000)              (473,000)              (411,000)
Intercompany elimination                    --               (550,000)            (1,025,000)
                                  ------------           ------------           ------------
Combined                          $  8,948,000           $ 14,618,000           $ 32,941,000
                                  ============           ============           ============

4.   CREDIT FACILITY

               In December 1998, we entered into two trade finance agreements (as amended) with Union Bank of California that established a revolving credit facility. These agreements currently expire on June 1, 2000. The principal agreement (as amended) permits us to borrow (and maintain obligations under outstanding letters of credit) up to $43,000,000, subject to the following:

         - We may maintain outstanding letters of credit for product purchases of up to $38,000,000 in the aggregate through the end of February 2000;

         - We may maintain outstanding letters of credit for product purchases of up to $25,000,000 in the aggregate between March 1, 2000 and June 1, 2000;

         - We may borrow up to $30,000,000 through February 29, 2000, $25 million during March 2000, and $15,000,000 during April and May 2000, (including amounts owing as a result of draws under letters of credit), but we are required to not have any borrowings for a period of at least 60 days during each year of the term of the agreement.

         Our other agreement with Union Bank is for our United Kingdom subsidiary, T.HQ International Ltd., and permits that subsidiary to obtain product purchase letters of credit of up to $7 million in the aggregate.

         These credit facilities are secured by a lien on substantially all of our assets. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (8.5% at December 31, 1999) or b) the London Interbank Offered Rate (5.69% at December 31, 1999) plus 1.85%. As of December 31, 1999, we had $16,702,000 in outstanding borrowings under these credit facilities and had obligations in respect of outstanding letters of credit of $8,134,000.

         These agreements contain financial covenants, including the requirement that we:

         - maintain the ratio of our cash, cash equivalents and accounts receivable, to our current liabilities (including advances by the bank), at not less than 1.00:1.00 at the end of each quarter;

         -        maintain minimum shareholders' equity;

         - maintain the ratio of our total liabilities to our shareholders' equity at not greater than 1.10:1.00 as of December 31, 1998 and 1.00:1.00 as of the end of each quarter thereafter;

         -        achieve operating profits of at least $1 each quarter; and

         - maintain the ratio of the value of our inventory as of the last day of any quarter, to our cost of goods sold for the four consecutive quarters ending on that day (or four times our cost of goods sold for the last quarter, if greater), at not more than 1.00:10.50.

         These agreements also contain customary non-financial covenants including restrictions on the incurrence of debt and encumbrances and limitations on sales of assets, mergers and acquisitions, dividends, capital expenditures and annual lease obligations.

         Rushware Revolving Credit Facilities. Rushware was a party to three separate revolving credit agreements with three German banks, each of which permitted Rushware to borrow up to 5 million Deutsche marks (approximately $3 million) to finance the working capital requirements of Rushware and its subsidiaries. These borrowings were secured by substantially all of the assets of Rushware and its subsidiaries. Each of these agreements expired during 1999.

As of December 31, 1998, we had $3,856,000 in outstanding borrowings under this credit facility. All Rushware borrowings were guaranteed by THQ Inc.

5.   ACCOUNTS RECEIVABLE AND ACCRUED RETURNS AND ALLOWANCES

         Accounts receivable is due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at December 31, 1998 and 1999 are composed of the following:

                                                                December 31,
                                                     -----------------------------------
                                                         1998                   1999
                                                     ------------           ------------
Accounts receivable -- domestic                      $ 66,407,000           $ 93,455,000
Other receivables -- domestic                             280,000              1,469,000
Allowance for domestic returns and
  doubtful accounts                                   (15,008,000)           (16,845,000)
Accounts receivable -- foreign                         11,732,000             25,888,000
Allowance for foreign returns and doubtful accounts    (3,890,000)            (7,326,000)
                                                     ------------           ------------
Accounts receivable -- net                           $ 59,521,000           $ 96,641,000
                                                     ============           ============

         The allowance for domestic accrued returns and allowances consists of the following:

                                                            December 31,
                                     ----------------------------------------------------------
                                         1997                   1998                   1999
                                     ------------           ------------           ------------
Balance at January 1                 $ (2,772,000)          $ (7,767,000)          $(15,008,000)
Provision for discounts and
   returns                            (10,172,000)           (18,870,000)           (28,072,000)
Actual discounts
   and returns                          5,177,000             11,629,000             26,235,000
                                     ------------           ------------           ------------
Ending balance                       $ (7,767,000)          $(15,008,000)          $(16,845,000)
                                     ============           ============           ============

          The allowance for foreign accrued returns and allowances consists of the following:

                                                               December 31,
                                         -------------------------------------------------------
                                             1997                  1998                  1999
                                         -----------           -----------           -----------
Balance at January 1                     $(1,586,000)          $  (372,000)          $(3,890,000)
Rushware purchase as of
  December 2, 1998                                --            (3,717,000)                   --
Provision for doubtful accounts             (337,000)           (1,968,000)           (6,937,000)
Actual doubtful accounts

        (recoveries)                       1,551,000             2,167,000             3,501,000
                                         -----------           -----------           -----------
        Ending balance                   $  (372,000)          $(3,890,000)          $(7,326,000)
                                         ===========           ===========           ===========

6.  EMPLOYEE PENSION PLAN

         We sponsor for our U.S. employees a defined contribution plan under
Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee's deferral, up to 4% of compensation. We may also contribute funds to the plan in the form of a profit sharing contribution. Expenses under the plan were $119,000, $400,000, and $477,000 in 1997, 1998 and
1999, respectively.



7.  INCOME TAXES

         The provision for income taxes consists of the following:

                                        1997                   1998                   1999
                                    ------------           ------------           ------------
Current
  Federal                           $  2,760,000           $ 14,654,000           $ 13,642,000
  State                                  821,000              3,275,000              2,897,000
  Foreign                                 39,000                121,000              1,056,000
                                    ------------           ------------           ------------
                                       3,620,000             18,050,000             17,595,000
                                    ------------           ------------           ------------
Deferred
  Federal                             (1,283,000)            (7,170,000)               121,000
  State                                 (383,000)            (1,538,000)               755,000
  Foreign                                     --                     --               (184,000)
                                    ------------           ------------           ------------
                                      (1,666,000)            (8,708,000)               692,000
                                    ------------           ------------           ------------
Provision for income taxes          $  1,954,000           $  9,342,000           $ 18,287,000
                                    ============           ============           ============

         A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

                                                1997              1998              1999
                                              ------            ------            ------
Federal provision at statutory rate             35.0%             35.0%             35.0%
State taxes (net of Federal benefit)             4.0%              5.0%              5.0%
In-process research and development               --              10.0%               --
Change in valuation allowance                  (21.7)            (11.8)             (5.2)
Foreign taxes and other, net                     0.6               0.8               0.9
                                              ------            ------            ------
                                                17.9%             39.0%             35.7%
                                              ======            ======            ======

         The components of deferred income tax assets (liabilities) are as follows:

                                                                       December 31,
                                            ------------------------------------------------------------------------------------
                                                         1998                                          1999
                                            ------------------------------------------------------------------------------------
                                               Federal             State           Federal             State          Foreign
                                            ------------      ------------      ------------       ------------     ------------
CURRENT
 Deferred income tax assets:
  Allowance for doubtful
     accounts, discounts and
     returns                                $  5,263,000      $  1,117,000      $  5,896,000       $  1,144,000     $    184,000
  License abandonment                          2,258,000           339,000         5,356,000          1,039,000               --
  State income taxes                           1,213,000                --           641,000                 --               --
  Other -- net                                   436,000           248,000           476,000             92,000               --
Net operating loss                                    --                --           821,000             57,000               --
                                            ------------      ------------      ------------       ------------     ------------
 Total deferred income tax assets              9,170,000         1,704,000        13,190,000          2,332,000          184,000


 Deferred tax liabilities:
  Software development costs                  (1,418,000)         (196,000)       (7,103,000)        (1,378,000)              --
  State income taxes                            (939,000)               --          (408,000)                --               --
                                            ------------      ------------      ------------       ------------     ------------
 Deferred income taxes                      $  6,813,000      $  1,508,000      $  5,679,000       $    954,000     $    184,000
                                            ============      ============      ============       ============     ============

NON-CURRENT
Deferred income tax assets:
Deferred compensation                       $         --      $         --      $    133,000       $     25,000     $         --
  Net operating loss                           4,021,000           413,000         2,420,000            168,000               --
  Other -- net                                    80,000                --           100,000             19,000               --
                                            ------------      ------------      ------------       ------------     ------------
 Net deferred tax assets                       4,101,000           413,000         2,653,000            212,000               --
 Valuation allowance                          (2,461,000)               --                --                 --               --
                                            ------------      ------------      ------------       ------------     ------------
 Deferred income taxes                      $  1,640,000      $    413,000      $  2,653,000       $    212,000     $         --
                                            ============      ============      ============       ============     ============

         The valuation reserve decreased $2,231,000, $2,992,000 and $2,461,000 during 1997, 1998 and 1999, respectively.

         As of December 31, 1999 we had federal and state net operating loss carryforwards of approximately $9,259,000 (expiring from 2009 to 2011) and approximately $638,000 (expiring in 2000), respectively.

         At December 31, 1999 we had accumulated foreign earnings of $3,249,000. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

         Various equity transactions during 1996 resulted in an "ownership change" as defined in the Internal Revenue Code. As a result, the amount of our net operating loss carryforward available to reduce our federal income tax liability in future years in which we have taxable income will be limited to an annual amount of approximately $2,225,000.

8.  STOCK OPTION PLAN

         We have two stock option plans (the "1990 Plan" and "1997 Plan"), which provide for the issuance of up to 1,462,500 and 4,125,000 shares, respectively, available for employees, consultants and non-employee directors. As of December 31, 1999, 13,428 options under the 1990 Plan and 830,962 options under the 1997 Plan were available for grant. Stock options granted under the option plans may be incentive stock options or nonstatutory stock options. Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of nonstatutory stock options, all employees (including officers) or non-employee directors of THQ.

         The exercise price per share of all options granted under the plans in 1997, 1998 and 1999 has been the market price of the stock on the date of the grant. Stock options issued by PCP&L and GA were issued at below market value. These options were accounted for under APB 25 and we have recognized compensation expense of $21,000, $187,000 and $464,000 for 1997, 1998 and 1999,
respectively. Generally, options granted become exercisable over three years and expire within five years from the date of grant.

                                                        Weighted Average     Number of
           Stock Options                                 Exercise Price        Shares
           -------------                                ----------------    ------------
Balance at January 1, 1997                                  $ 1.51           1,113,082
Granted                                                     $ 5.17             937,693
Exercised                                                   $ 1.62            (269,651)
Canceled                                                    $ 1.56             (37,037)
                                                                            ----------
Balance at December 31, 1997                                $ 3.46           1,744,087
Granted                                                     $10.93           1,370,525
Exercised                                                   $ 2.11            (553,416)
Canceled                                                    $ 8.79             (78,937)
                                                                            ----------
Balance at December 31, 1998                                $ 7.72           2,482,259
Granted                                                     $22.24           1,258,200
Exercised                                                   $ 5.48            (882,119)
Canceled                                                    $14.89            (155,942)
                                                                            ----------
Balance at December 31, 1999                                $14.79           2,702,398
                                                                            ==========
Options exercisable at December 31, 1999                    $ 9.37             599,339

         Options granted and shares exercised relating to options granted outside of our stock option plans during 1997, 1998 and 1999 are listed below. Share exercise prices for these options equal the market price of our common stock at the date of the grant.

                                                                                     Number of        Number of        Number of
                                                  Share             Number of         Shares            Shares          Shares
                                       Grant     Exercise            Shares          Exercised        Exercised        Exercised
Description                            Year       Price              Granted            1997             1998             1999
---------------------------------------------------------------------------------------------------------------------------------
Former executive                       1994      $   1.67            201,024           201,024
                                                                    --------
   Total options granted 1994                                        201,024

Executive officer                      1995      $   1.36            315,000           135,000          180,000
Outside consultants                    1995      $   1.27             67,500             3,752           56,250
Former employee severance package      1995      $   1.25            112,500
Former employee severance package      1995      $   0.69             45,000
                                                                    --------
   Total options granted 1995                                        540,000

Executive officer                      1996      $   2.22            450,000                                             150,000
Outside consultant                     1996      $   2.31             56,250            56,250
                                                                    --------
   Total options granted 1996                                        506,250

Pacific Coast Power &                  1997      $   0.37             35,919                                              16,768
   Light Company
Genetic Anomalies                      1997      $   0.50              5,360
                                                                    --------
   Total options granted 1997                                         41,279

Employee director                      1998      $  11.17            300,000
Nonemployee directors                  1998      $  18.54             33,750
GameFx options                         1998      $   1.31             17,600                                               8,257
Pacific Coast Power &                  1998      $   0.39            107,706                                              24,425
   Light Company
Genetic Anomalies                      1998      $   1.41             34,508
                                                                    --------
   Total options granted 1998                                        493,564

Pacific Coast Power &                  1999      $   0.74             48,175
   Light Company
Genetic Anomalies                      1999      $   1.58              4,839
                                                                    --------
   Total options granted 1999                                         53,014
                                                                   ---------           -------          -------          -------
Total                                                              1,835,131           396,026          236,250          199,450
                                                                   =========           =======          =======          =======
Balance outstanding at
   December 31, 1999                                                 856,423
                                                                   =========
Options exercisable at December 31, 1999                             578,759
                                                                   =========

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                       Number                  Weighted Average               Weighted
          Range of Exercise        Outstanding at             Remaining Contractual        Average Exercise
                Price             December 31, 1999                  Life                      Price
       ---------------------   -----------------------        ---------------------     --------------------
             $ 0.37 - $ 4.33                   772,518                 6                         $      2.26
             $ 4.55 - $ 9.83                   933,867                 3                         $      8.75
             $10.00 - $14.92                   766,359                 5                         $     12.07
             $17.17 - $25.79                   793,877                 5                         $     22.56
             $26.17 - $28.54                   292,200                 5                         $     26.35
                               -----------------------        ---------------------     --------------------
                                             3,558,821                 5                         $     12.58
                               =======================        =====================     ====================

                                   Shares                      Weighted
       Range of Exercise       Exercisable at                   Average
            Price            December 31, 1999              Exercise Price
       -----------------  ------------------------      -------------------
         $ 0.37 - $ 4.33                   486,288             $       2.37
         $ 4.55 - $ 9.83                   280,249             $       8.18
         $10.00 - $14.92                   297,809             $      11.31
         $17.17 - $25.79                    91,252             $      18.80
         $26.17 - $28.54                    22,500             $      28.54
                          -------------------------     --------------------
                                         1,178,098             $       7.78
                          =========================     ====================


         The estimated fair value of the options granted in 1997, 1998 and 1999 was $3,336,000, $13,591,000 and $15,441,000, respectively. We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost for our stock option plans has been recognized in 1997, 1998 or 1999. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, Accounting for Stock Based Compensation, our net income and earnings per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the pro forma amounts indicated below:


                                                       Years Ended
                           ----------------------------------------------------------------
                           December 31, 1997       December 31, 1998      December 31, 1999
                           -------------------     ------------------     -----------------
 Net income:
      As reported                  $8,948,000            $14,618,000            $32,941,000
      Pro forma                    $7,713,000            $11,117,000            $26,113,000
 Diluted net income per
   share:
      As reported                  $      .55            $       .79            $      1.63
      Pro forma                    $      .47            $       .60            $      1.29

         The fair market value of options granted under the stock option plans during 1997, 1998 and 1999 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                                    Years Ended
                                        ----------------------------------------------------------------
                                        December 31, 1997       December 31, 1998      December 31, 1999
                                        -------------------     ------------------     -----------------
        Dividend yield                          0%                     0%                      0%
        Anticipated volatility                 83%                     87%                    70%
        Weighted average                       6.0%                   5.15%                  5.53%
           risk-free interest rate
        Expected lives                       4 years                 4 years                4 years


9.  RELATED PARTY TRANSACTIONS

         In 1997, 1998 and 1999, we paid Inland Productions, Inc., a software developer in which we acquired a 25% interest on July 1, 1996, $985,000, $4,891,000, and $4,905,000, respectively. As of December 31, 1998 and 1999, we owed Inland Productions, Inc. $166,000 and $137,000, respectively.

10.  CAPITAL STOCK TRANSACTIONS

         In February 1999, in settlement of litigation, we issued warrants expiring March 19, 2000 to Millennium Partners to purchase 150,000 shares of common stock at $16.08 per share. The fair value of the warrants at issuance was $564,000.

         During the years ended December 31, 1997, 1998 and 1999, the number of warrants to purchase our common stock exercised were 34,000, 113,000 and 64,000, respectively. We received proceeds from the exercise of such warrants totaling $123,000, $827,000 and $766,000, in the years ended December 31, 1997, 1998 and
1999, respectively. At December 31, 1999 outstanding warrants were 387,000 at an average exercise price of $12.01.

         In connection with obtaining the World Wrestling Federation license (See Note 13), in August 1999 we issued to the WWF and a related party warrants expiring December 31, 2009 to purchase 281,250 shares of common stock at $10.42 per share having a fair value of $3,063,000 at the time of issuance.

         On May 21, 1997, GA issued 53,603 shares and received proceeds of $471,000.

         On February 14, 1997, we completed a public offering of 3,375,000 shares of our common stock. In conjunction with the offering, we granted to the underwriters an over-allotment option, exercisable within 30 days of February 11, 1997, to purchase up to 506,250 additional shares of the common stock at the public offering price of $3.33 per share. On March 11, 1997, the underwriters exercised their over-allotment option. All of these shares were newly issued and sold on behalf of us. The net proceeds of the 3,881,250 shares sold were approximately $11,708,000.

         On July 23, 1998, and October 26, 1999, we announced three-for-two stock splits, effected in the form of a 50% stock dividends, which were distributed on August 24, 1998, and December 1, 1999, respectively, to shareholders of record on August 20, 1998 and November 15, 1999, respectively. The accompanying consolidated financial statements have been adjusted to give effect to these stock splits for all periods presented.

         On May 1, 1998, we issued 532,776 shares of common stock in connection with the acquisition of GameFx, Inc. (See Note 12). In December 1998, we issued 249,930 shares of common stock as part of the purchase cost of Rushware Microhandelsgesellschaft mbH. (See Note 12).

         On May 24, 1999, we issued 727,436 shares of common stock as part of the purchase price for Pacific Coast Power & Light Company. On December 13, 1999, we issued 220,048 shares of common stock in connection with the acquisition of Genetic Anomalies, Inc. (See Note 3).

11.  REINCORPORATION

         On January 6, 1998, T.HQ, Inc. a New York corporation ("THQ New York"), was reincorporated as a Delaware corporation. Pursuant to the reincorporation, each share of THQ New York's common stock, par value $.0001 per share, outstanding prior to the reincorporation was converted into one share of common stock, $0.01 par value per share, of THQ Delaware.

12.  OTHER LONG-TERM ASSETS

         On July 1, 1996, we acquired a 25% interest in Inland Productions, Inc. ("Inland"), a software developer for home entertainment game systems. This investment consisted of $300,000 in cash and 118,485 shares of common stock valued at $300,000, and is included in other long-term assets in the accompanying balance sheet. The investment exceeded our equity in the underlying net assets by $613,000, which is being amortized over five years. The equity in the operating results of Inland is not material to the results of operations.

         On August 2, 1996, we acquired the business of Heliotrope Studios, Inc. ("Heliotrope"), an interactive software developer for personal computers. The excess of the cost of the acquisition over the estimated fair value of assets acquired (approximately $265,000) was included in other long-term assets in the accompanying balance sheet. Such excess cost was being amortized over five years. In 1998, the operation was closed and the remaining asset value of $203,000 was expensed.

         On May 1, 1998, we acquired all of the outstanding shares of an applied technology company, GameFx, pursuant to a merger of GameFx with and into our newly formed, wholly owned subsidiary. The consideration paid by us consisted of
(i) the issuance of 523,776 shares of common stock, (ii) the assumption of stock options issued by GameFx to its employees that, if and when exercised, permit the holders thereof to acquire approximately 22,275 shares and (iii) approximately $1,273,000 in cash. The total acquisition cost was approximately $7.5 million and was accounted for as a purchase. The purchase price was allocated to certain intangible assets acquired and to purchased in-process research and development ("R & D"). Purchased R & D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R & D is expensed. Accordingly, $7,232,000 of the acquisition cost was expensed in the second quarter of 1998. Approximately $260,000 of the purchase price was allocated to other intangible assets and is being amortized over five years.

         In December 1998, we acquired all of the outstanding shares of Rushware Microhandelsgesellschaft mbH and its subsidiaries, Softgold Computerspiele GmbH and ABC Spielspass GmbH ("Rushware") for consideration consisting of approximately $1,582,000 in cash and 249,930 shares of common stock with a fair value of $4,432,000 which was accounted for as a purchase. In 1999 we renegotiated the purchase of Rushware and received a payment of $2,540,000 from the sellers. Rushware, based in Germany, is a leading German distributor of interactive entertainment software for personal computers. Rushware now serves as our distributor and publisher in Germany and other German-speaking countries.

13.  AGREEMENT WITH JAKKS PACIFIC, INC. AND TITAN SPORTS INC.

         We have entered into an arrangement with JAKKS Pacific, Inc. ("JAKKS"), to govern our relationship with respect to the WWF license we jointly obtained from Titan Sports, Inc. (now known as World Wrestling Federation Entertainment, Inc. (the "WWF")) in June 1999. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games pursuant to the license from the WWF. We control the venture, therefore, all transactions and balances are consolidated with the Company. The principal terms of this operating agreement are as follows:

- We will be responsible for funding all operations of the venture, including all payments owing to the WWF.

- For the period commencing November 16, 1999 and ending December 31, 2003, JAKKS will be entitled to receive a preferred payment equal to the greater of a fixed guaranty, payable quarterly, or specified percentages of the "net sales" from WWF licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts. At December 31, 1999, we have unearned preferred payments remaining for the initial four year period of approximately $10.4 million.

- For periods after December 31, 2003, the amount of the preferred payment will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement.

- We will be responsible for the day-to-day operations of the venture. We will continue to be responsible for development, sales and distribution of the WWF licensed games, while JAKKS will continue to be responsible for the approval process and other relationship matters with the WWF. We will both continue to co-market the games.

         The license agreement with the WWF extends through December 31, 2009, with an option for a five-year automatic extension if we pay them a specified minimum amount during the initial ten-year period of the agreement. As of December 31, 1999, we have guaranteed royalty payments remaining for the initial ten-year period of approximately $15 million. The agreement provides for an accelerated earnout depending on the volume of WWF video game sales.

14.  COMMITMENTS AND CONTINGENCIES

         ROYALTIES. At December 31, 1998 and 1999, accrued royalties were $16,320,000 and $31,404,000, respectively. Royalties are classified as current liabilities if initial sales are to commence within one year.

         LEASES. We are committed under operating leases with lease termination dates to 2005. Minimum future rentals pursuant to these leases as of December 31, 1999 are as follows:

                    FACILITIES           EQUIPMENT
                    ----------          ----------
      2000          $2,398,000          $  340,000
      2001           2,115,000             175,000
      2002           1,552,000              90,000
      2003           1,203,000              68,000
      2004             918,000              21,000
Thereafter             728,000                  --
                    ----------          ----------
                    $8,914,000          $  694,000
                    ==========          ==========

         Rent expense was $278,000, $490,000, and $1,648,000 in 1997, 1998 and
1999, respectively.

         LEGAL PROCEEDINGS. Two individual shareholders have filed essentially identical purported class action lawsuits on February 18, 2000 and March 2, 2000, respectively, in the United States District Court for the Central District of California, alleging that we and certain of our directors and senior officers violated Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. Each case seeks class action status on behalf of all individuals who purchased our shares of common stock between October 26, 1999 and February 10, 2000. Each complaint alleges that we issued false and misleading statements about our financial results and prospects during the class period, and that the individual defendant directors and officers participated in the alleged scheme so as to sell their personal shares at inflated prices. We believe the claims are without merit, and intend to vigorously defend against them.

         We are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of the pending litigation will have a material adverse effect on our consolidated financial condition for results of operations.

15.  OPERATIONS IN GEOGRAPHIC AREAS

         We develop, market and distribute software products. The following information sets forth geographic information on our sales and long-lived assets for the years ended December 31, 1997, 1998 and 1999:


(in thousands of dollars)               United           United
                                        States           Kingdom           Germany          France     Consolidated
                                       --------          --------          -------          -------    ------------
Year ended December 31, 1997:
Sales to unaffiliated
  customers                            $ 75,582          $ 14,000          $    (3)         $    --      $ 89,579
                                       ========          ========          =======          =======      ========
Long-lived assets at
  December 31, 1997                    $  2,244          $    152          $    --          $    --      $  2,396
                                       ========          ========          =======          =======      ========
Year ended December 31, 1998:
Sales to unaffiliated
  customers                            $186,978          $ 23,881          $ 5,252          $    --      $216,111
                                       ========          ========          =======          =======      ========
Long-lived assets at
  December 31, 1998                    $  6,134          $  4,763          $ 1,063          $    --      $ 11,960
                                       ========          ========          =======          =======      ========
Year ended December 31, 1999:
Sales to unaffiliated
  customers                            $227,701          $ 41,404          $33,252          $    --      $302,357
                                       ========          ========          =======          =======      ========
Long-lived assets at
  December 31, 1999                    $ 10,693          $  1,962          $   988          $     1      $ 13,644
                                       ========          ========          =======          =======      ========

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Our summarized quarterly financial data is as follows:

                                                                   Quarter Ended
                                           ---------------------------------------------------------------
(Amounts in thousands, except per share      March             June            September          December
data)                                          31               30                 30                31
---------------------------------------    --------          --------          ---------          --------
Year ended December 31, 1997:
Revenues                                   $ 11,839          $ 12,276           $ 16,397          $ 49,067
Expenses                                     11,184            11,308             14,687            41,498
                                           --------          --------           --------          --------
Income (loss) before income taxes               655               968              1,710             7,569
Income taxes                                      4                66                410             1,474
                                           --------          --------           --------          --------
Net income (loss)                          $    651          $    902           $  1,300          $  6,095
                                           ========          ========           ========          ========

Net income (loss) per share:
   Basic                                   $    .06          $    .07           $    .08          $    .38
                                           ========          ========           ========          ========
   Diluted                                 $    .06          $    .06           $    .08          $    .35
                                           ========          ========           ========          ========

Year ended December 31, 1998:
Revenues                                   $ 48,784          $ 29,469           $ 26,350          $111,508
Expenses                                     39,377            33,185             22,921            96,668
                                           --------          --------           --------          --------
Income before income taxes                    9,407            (3,716)             3,429            14,840
Income taxes                                  3,029             1,088              1,254             3,971
                                           --------          --------           --------          --------
Net income                                 $  6,378          $ (4,804)          $  2,175          $ 10,869
                                           ========          ========           ========          ========

Net income per share:
   Basic                                   $    .39          $   (.28)          $    .13          $    .62
                                           ========          ========           ========          ========
   Diluted                                 $    .37          $   (.28)          $    .13          $    .57
                                           ========          ========           ========          ========

Year ended December 31, 1999:
Revenues                                   $ 78,805          $ 51,612           $ 44,310          $127,630
Expenses                                     63,022            44,413             37,514           106,180
                                           --------          --------           --------          --------
Income (loss) before income taxes            15,783             7,199              6,796            21,450
Income taxes                                  6,299             3,294              2,119             6,575
                                           --------          --------           --------          --------
Net income (loss)                          $  9,484          $  3,905           $  4,677          $ 14,875
                                           ========          ========           ========          ========

Net income (loss) per share:
   Basic                                   $    .53          $    .22           $    .26          $    .80
                                           ========          ========           ========          ========
   Diluted                                 $    .48          $    .20           $    .23          $    .72
                                           ========          ========           ========          ========

                                 EXHIBIT INDEX

     Exhibit Number                                Title
     --------------                                -----
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

        10.1*              Amended and Restated Employment Agreement dated as of
                           June 30, 1999, between the Company and Brian J.
                           Farrell (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 (the "1999 2nd
                           Quarter 10-Q")).

        10.2* Employment Agreement dated as of January 1, 1999, between the Company and Jeffrey C. Lapin
                           (incorporated by reference to Exhibit 10.2 to the 1999 2nd Quarter 10-Q).

        10.3*              Employment Agreement between Fred A. Gysi and the
                           Company dated October 1, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1998 (the "1998 10-K")).

        10.4*              Form of Severance Agreement with Executive Officers
                           (incorporated by reference to Exhibit 10.7 to the 1998 10-K).

                           Amended and Restated 1990 Stock Option Plan (incorporated by
        10.5*              reference to Exhibit 10.1 to the Registration Statement on Form
                           S-2 filed on December 23, 1996 (File No. 333-18641)).

        10.6* Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell
                           (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

        10.7*              Amended and Restated 1997 Stock Option Plan (the "1997 Stock
                           Option Plan") (incorporated by reference to Exhibit 4.4 to the
                           Registration Statement on Form S-8 filed on May 14, 1999 (File
                           No. 333-78567)).

        10.8*              Form of Stock Option Agreement for the 1997 Stock
                           Option Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed March
                           19, 1999 (File No. 333-74715)).

        10.9*              Stock Option Agreement dated as of October 21, 1998, between the
                           Company and Jeffrey C. Lapin (incorporated by reference to
                           Exhibit 10.8 to the 1999 2nd Quarter 10-Q).

        10.10*             Form of Stock Option Agreement dated as of December
                           23, 1998, between the Company and Messrs. Lawrence
                           Burstein, Bruce Jagid and James Whims (incorporated by reference to Exhibit 10.9 to the 1999 2nd Quarter
                           10-Q).

        10.11              Trade Finance Agreement dated as of December 4, 1998, by and between the Company and Union Bank of California, N.A. ("Union
                           Bank") (incorporated by reference to Exhibit 10.8 to the 1998
                           10-K).

        10.12 Trade Finance Agreement dated as of December 4, 1998, by and between T.HQ International, LTD. ("THQ
                           International") and Union Bank (incorporated by reference to Exhibit 10.9 to the 1998 10-K).

        10.13 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between the Company and Union Bank (incorporated by reference to Exhibit
                           10.10 to the 1998 10-K).

        10.14 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between THQ International and Union Bank (incorporated by reference to Exhibit
                           10.11 to the 1998 10-K).

        21                 Subsidiaries of the Registrant.

        23.1               Consent of Deloitte & Touche LLP.

        27                 Financial Data Schedule.


----------

        *Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.