Form 10-K/A
period 1999-12-31
THQ INC
filed 2000-04-28
CIK 865570

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                 -------------
(MARK ONE)

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

                          Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

        As of April 20, 2000, approximately 19,139,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $317,340,000.

================================================================================

                                    THQ INC.
                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1999

                              ITEMS IN FORM 10-K/A

                                                                                      Page
                                                                                      ----
Facing page

Part I

        Item 1.       Business.                                                         1
        Item 2.       Properties.                                                      14
        Item 3.       Legal Proceedings.                                               14
        Item 4.       Submission of Matters to a Vote of Security Holders.             15

Part II

        Item 5.       Market for the Registrant's Common Equity and Related
                      Stockholder Matters.                                             16
        Item 6.       Selected Financial Data.                                         17
        Item 7.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                             19
        Item 7A.      Quantitative and Qualitative Disclosures About Market
                      Risk.                                                            28
        Item 8.       Financial Statements and Supplementary Data.                     29
        Item 9.       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.                             29

Part III

        Item 10.      Directors and Executive Officers of the Registrant.              30
        Item 11.      Executive Compensation.                                          32
        Item 12.      Security Ownership of Certain Beneficial Owners and
                      Management.                                                      38
        Item 13.      Certain Relationships and Related Transactions.                  40

Part IV

        Item 14.      Exhibits, Financial Statement Schedule and Reports on
                      Form 8-K.                                                        41

Signatures                                                                             44

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

        The common stock is quoted on the NASDAQ National Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

                                                   CLOSING SALES
                                                      PRICES
                                             ------------------------
                                                 HIGH         LOW
                                             -----------  -----------
               1999
                 First Quarter                 20 9/16     11 11/16
                 Second Quarter                19 3/16     13 7/16
                 Third Quarter                 28 13/16    17 15/16
                 Fourth Quarter                38 4/16     22 7/16

               1998
                 First Quarter                 14 7/16      8 1/16
                 Second Quarter                13 11/16     8 15/16
                 Third Quarter                 15 11/16     7 9/16
                 Fourth Quarter                20 11/16     8 15/16

        The last reported price of the common stock on March 20, 2000, as reported by NASDAQ National Market, was $18.25 per share. As of March 20, 2000, there were approximately 400 holders of record of the common stock.

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

        Please note that the Financial Statements included herein reflect a correction made to an inter-company consolidation error in our fourth quarter financial results as previously announced on February 23, 2000. The correction reduced both revenues and cost of goods sold by approximately $4,067,000, (3.1% and 6.5%, respectively, for the quarter and 1.3% and 2.9%, respectively, for the year), as compared to what was announced on February 23, 2000. The correction does not impact earnings per share, net income, gross margins or operating expenses. In addition, we have included in the Financial Statements the fair market value of the warrants issued to the WWF. This addition resulted in an increase of $3,063,000 to deferred royalties net - of current portion and to additional paid-in capital, as compared to what was included in the Balance Sheet that was in our press release of February 23, 2000. This addition does not impact the Statement of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ELECTION OF DIRECTORS

        Our Board of Directors is comprised of the following six members. There are no family relationships among any of our directors or executive officers.

        BRIAN J. FARRELL (age 46) has been our President and Chief Executive Officer since January 1995 and a director since March 1993. Between October 1992 and January 1995, Mr. Farrell served as our Executive Vice President and Chief Operating Officer. From July 1991 to October 1992, Mr. Farrell served as our Vice President, Chief Financial Officer and Treasurer. From 1984 until joining us, Mr. Farrell was Vice President and Chief Financial Officer of Starwood Hotels & Resorts (then known as Hotel Investors Trust), a real estate investment trust ("Starwood"). Mr. Farrell was employed by Deloitte Haskins & Sells, a predecessor of Deloitte & Touche LLP, an international accounting firm and our current auditors ("Deloitte"), from 1978 to 1984 and is a certified public accountant.

        JEFFREY C. LAPIN (age 42) has been our Vice Chairman and an employee since October 1998 and a director since April 1995. From July 1996 through October 1998, Mr. Lapin was the President and Chief Operating Officer of House of Blues, Inc. Hospitality and Executive Vice President of House of Blues, Inc. Entertainment. From January 1995 to June 1996, Mr. Lapin was the President and Chief Operating Officer of Starwood, and from May 1991 to January 1995 Mr. Lapin was the President and Chief Executive Officer of Starwood. Mr. Lapin was a Vice President of Starwood from January 1988 to May 1991, the Secretary of Starwood from September 1986 to May 1991, and served as a Trustee of Starwood from September 1992 to June 1996. Prior to his employment by Starwood, Mr. Lapin was an attorney at Mitchell, Silberberg & Knupp in Los Angeles.

        LAWRENCE BURSTEIN (age 57) has been a director since July 1991. Since March 1996, Mr. Burstein has been President, director and a stockholder of Unity Venture Capital Associates Ltd., a private investment company. From 1986 through March 1996, Mr. Burstein was President, a director and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of Brazil Fast Food Corp., CAS Medical Systems, Inc., MNI Group, Inc., I.D. Systems, Inc. and Quintel Communications, Inc.

        BRUCE JAGID (age 60) has been a director since April 1995. Mr. Jagid is an investor and also serves as President of Brumar Industries and Coining Technologies, Inc. From April 1991 to January 1999, Mr. Jagid was the Chairman and Chief Executive Officer of Ultralife Batteries, Inc. ("Ultralife"), a manufacturer of lithium batteries. From 1970 to 1989 Mr. Jagid was President of Power Conversion Inc. Mr. Jagid is also a director of I.D. Systems, Inc. and Ultralife.

        JAMES L. WHIMS (age 45) has been a director since April 1997. Since 1996, Mr. Whims has been a Managing Director of Techfund Capital I, L.P. and TechFund Capital II, L.P., venture capital firms concentrating on high-technology enterprises. From 1994 to 1996, Mr. Whims was Executive Vice President of Sony Computer Entertainment of America. From 1990 to 1994, Mr. Whims was Executive Vice President of The Software Toolworks Inc. Mr. Whims is also a director of 3Dfx Interactive, Inc. ("3Dfx"), which designs and develops 3D media processors and software ("3Dfx"), as well as numerous private companies in his portfolio.

        L. GREG BALLARD (age 46) has been a director since April 1999. Since January 2000, Mr. Ballard has been the Chief Executive Officer at MyFamily.com, a leading community internet company. Prior to that, from December 1996 until November 1999, Mr. Ballard was the President and Chief Executive Officer of 3Dfx. From May 1995 to November 1996, Mr. Ballard was the President of Capcom Entertainment, Inc., a videogame and multimedia entertainment company. From 1994 to March 1995, Mr. Ballard served as Chief Operating Officer and Chief Financial Officer of Digital Pictures, Inc., a video game company. From 1991 to 1994, Mr. Ballard was President and Chief Executive Officer of Warner Custom Music Corp., a multimedia marketing division of Time Warner, Inc. Previously, Mr. Ballard was President and Chief Operating Officer of Personics Corp., a predecessor to Warner Music. In addition, Mr. Ballard has worked for Boston Consulting Group and as an attorney in Washington, D.C. Mr. Ballard is also a director of 3Dfx, MyFamily.com and Pinnacle Systems.

        Directors are elected annually by the stockholders and hold office until the next annual meeting and until their respective successors are elected and qualified.

EXECUTIVE OFFICERS

        Our executive officers include Messrs. Farrell, Lapin, Gysi and Walsh and Ms. Alison Locke. All of our executive officers are appointed by and serve at the discretion of the Board of Directors.

        FRED A. GYSI (age 45) has been our Vice President - Finance and Administration, Chief Financial Officer, Treasurer and Secretary since November 1997. From October 1996 to October 1997, Mr. Gysi was the Chief Financial Officer of HPM-Stadco, a manufacturing company. From August 1995 to October 1996, Mr. Gysi was the President and co-founder of GP Management Consulting, a provider of financial, operations and systems consulting services to emerging and middle market companies. From 1992 to 1995, Mr. Gysi was a partner at Collett & Levy, an accounting firm. Mr. Gysi was employed by Deloitte from 1980 to 1992 and was a partner of that firm from 1988 to 1992.

        ALISON LOCKE (age 45) was appointed Senior Vice President - Sales and Marketing in February 1999. Ms. Locke is responsible for all sales and marketing activities in North America. From January 1995 to January 1999, Ms. Locke served as our Senior Vice President - Sales. From 1991 to January 1995, Ms. Locke served as our Vice President - Sales. Previously, Ms. Locke served as Vice President of Computer Product and Nintendo Game Sales for Data East USA Incorporated, an interactive entertainment company, and in various sales capacities with Activision Inc. and Broderbund Software, Inc.

        TIM F. WALSH (age 36) has been our Vice President - International since January 1998. From May 1997 to January 1998 he was our Director of International. Mr. Walsh was Director of International and OEM Sales of Accolade, a publisher of video and PC game software from January 1996 to May 1997. From September 1993 to December 1995, Mr. Walsh held various positions at Time Warner Interactive.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

        Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC and the Nasdaq Stock Market reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to us. Based solely on our review of the copies of such reports furnished to us or on written representations to us that no such reports were required, we believe that during the year ended December 31, 1999, all of our executive officers and directors and all beneficial owners of more than 10% of our Common Stock filed on a timely basis all reports, if any, required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

        The following tables summarizes the compensation for the fiscal years ended December 31, 1997, 1998 and 1999 of our Chief Executive Officer and our other most highly compensated executive officers whose cash compensation exceeded $100,000 in 1999 (the "Named Executives"):

                                                                           LONG-TERM
                                                                         COMPENSATION
                                      ANNUAL COMPENSATION                   AWARDS
                               --------------------------------------    -------------
                                                         OTHER              SHARES
      NAME AND                                           ANNUAL            UNDERLYING      ALL OTHER
 PRINCIPAL POSITION     YEAR   SALARY(1)   BONUS      COMPENSATION(2)       OPTIONS(3)    COMPENSATION
--------------------    ----   ---------  --------    ---------------    --------------   -------------
Brian J. Farrell        1999   $370,154   $360,000                           150,000       $ 6,000(4)
President and Chief     1998   $310,109   $300,000           --              225,000       $ 6,000(4)
Executive Officer       1997   $308,769   $300,000           --              112,500       $ 6,000(4)

Jeffrey C. Lapin(5)     1999   $225,866   $225,000           --               75,000       $ 6,000(6)
Vice Chairman           1998         --   $ 25,000           --              322,500       $40,000(7)
                        1997         --         --           --               22,500            --

Fred A. Gysi            1999   $168,333   $ 50,000           --               30,000       $ 6,000(8)
CFO, V.P. - Finance     1998   $149,380   $ 40,000           --               33,750       $ 6,000(8)
and Administration,     1997   $ 24,038   $  5,000           --               90,000            --
Treasurer and
Secretary

Alison Locke            1999   $196,692   $250,198           --               60,000       $ 6,000(8)
Senior V.P.-            1998   $147,335   $286,910           --               39,375       $ 6,000(8)
Sales and Marketing     1997   $152,584   $166,497           --               61,875       $ 6,000(8)

Tim F. Walsh            1999   $150,577   $146,876           --               45,000       $ 6,000(9)
V.P.- International     1998   $110,039   $121,876           --               33,750       $ 6,000(9)
                        1997   $ 60,769   $ 30,000           --               90,000       $ 1,846(9)

---------

(1) Included in each Named Executive's salary are amounts that were deferred by such Named Executive pursuant to our Defined Contribution Plan.

(2) Amounts shown do not include amounts expended by us pursuant to plans (including group life and health) that do not discriminate in scope, terms or operation in favor of our executive officers or directors and that are generally available to all salaried employees. The value of such benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any individual named.

(3) Awards of stock option grants have been adjusted to reflect the 50% stock dividends distributed in August 1998 and December 1999.

(4) The amounts shown for 1997, 1998 and 1999 reflect matching contributions in the amounts of $6,000 made by us in accordance with our Defined Contribution Plan. This amount does not reflect special awards and payments Mr. Farrell is entitled to receive if his employment is terminated as a result of a change in control of our company, which would have had a value of approximately $887,000 as of December 31, 1997 and 1998, and $1,196,000 as of December 31, 1999. See "Employment Agreement with Brian J. Farrell."

(5)     Mr. Lapin joined the Company in October 1998.

(6) The amount shown for 1999 reflects a matching contribution in the amounts of $6,000 made by us in accordance with our Defined Contribution Plan. This amount does not reflect special awards and payments Mr. Lapin is entitled to receive if his employment is terminated as a result of a change in control of our company, which would have had a value of approximately $822,250 as of December 31, 1999. See "Employment Agreement with Jeffrey C. Lapin."

(7) The amount shown reflects the amount paid to Mr. Lapin for consulting services rendered by him prior to Mr. Lapin becoming an employee.

(8) The amounts shown for 1998 and 1999 reflect matching contributions in the amount of $6,000 made by us in accordance with our Defined Contribution Plan.

(9) The amounts shown for 1997, 1998 and 1999 reflect matching contributions in the amount of $1,846, $6,000 and $6,000, respectively, made by us in accordance with our Defined Contribution Plan.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth the number of stock options granted to each of the Named Executives during the fiscal year ended December 31, 1999. The table also sets forth the potential realizable value of such stock options in the year of their expiration at arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the full five-year term of the stock options. No gain to the Named Executives is possible without an increase in the price of our Common Stock, which will benefit all stockholders proportionately. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of our Common Stock and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                         INDIVIDUAL GRANTS
                     ---------------------------                                  POTENTIAL REALIZABLE
                                    PERCENT OF                                      VALUE AT ASSUMED
                                       TOTAL                                         ANNUAL RATES OF
                      SHARES          OPTIONS       EXERCISE                       STOCK APPRECIATION
                     UNDERLYING     GRANTED TO      OR BASE                         FOR OPTION TERM(2)
                      OPTIONS       EMPLOYEES IN    PRICE PER   EXPIRATION     ---------------------------
                     GRANTED(1)     FISCAL YEAR      SHARE(1)      DATE            5%               10%
                     ----------     ------------    ---------   ----------     ----------       ----------
Brian J. Farrell      150,000           11%           $25.79     11/03/04      $1,069,121       $2,362,139

Jeffrey C. Lapin       75,000            6%           $25.79     11/03/04      $  534,560       $1,181,084

Fred A. Gysi           30,000            2%           $25.79     11/03/04      $  213,824       $  472,434

Alison Locke           60,000            5%           $25.79     11/03/04      $  427,648       $  944,867

Tim F. Walsh           45,000            3%           $25.79     11/03/04      $  320,736       $  708,651

---------

///

(1)     Amounts presented reflect the 50% stock dividend distributed in December
        1999.

(2) For the stock options indicated, these amounts represent the exercise price multiplied by the annual appreciation rate shown compounded annually for the term of each option, less the exercise price, multiplied by the number of options granted. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of our stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

        The following table sets forth, for each of the Named Executives, certain information regarding the number of stock options exercised during the fiscal year ended December 31, 1999 and the value of stock options held at fiscal year end.

                                                               NUMBER OF
                                                           SHARES UNDERLYING                VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                        SHARES                            AT FISCAL YEAR-END               AT FISCAL YEAR-END(1)
                       ACQUIRED         REALIZED       ---------------------------    -----------------------------
NAME                  ON EXERCISE        VALUE         EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                  -----------      ----------      -----------   -------------    -----------     -------------
Brian J. Farrell        150,000        $3,972,896        450,001        337,500        $8,547,388       $2,630,910

Jeffrey C. Lapin         90,000        $2,031,458        200,000        175,000        $2,404,160       $1,202,080

Fred A. Gysi             30,000        $  711,823         11,251         82,500        $  150,248       $  802,694

Alison Locke             49,840        $1,081,298             --        106,873        $       --       $  723,535

Tim F. Walsh             49,158        $1,129,343            346         97,497        $    5,789       $  852,345

---------

(1) Calculated based on the excess of fair market value of our common stock on December 31, 1999 over the respective exercise prices of the options.

DIRECTOR COMPENSATION

        Directors who are also employees and officers of our company are not paid any compensation for service as directors. Non-employee directors are compensated by cash payments comprised of $12,000 plus $1,500 for attendance at each Board meeting held in person and $500 for attendance at each Board meeting held by telephone, and the grant of options pursuant to our 1997 Stock Option Plan. Pursuant to such plan, each non-employee director is granted options to purchase 3,750 shares of Common Stock on the first day of each fiscal quarter at a per share exercise price equal to the market price of a share of Common Stock on the date of grant.

        During 1999, each of the non-employee directors received grants under our 1997 Stock Option Plan of options exercisable for 15,000 shares of Common Stock.

EMPLOYMENT AGREEMENT WITH BRIAN J. FARRELL

        Mr. Farrell and we agreed on June 30, 1999 to amend and restate the terms of his employment agreement effective as of December 31, 1996 (as amended and restated, the "Employment Agreement") which provides for Mr. Farrell's employment by us through December 31, 2001 (the "Employment Period").

        The Employment Agreement provided for an annual base salary of $360,000 in 1999, subject to annual review. For 1999, Mr. Farrell was entitled to an annual bonus equal to the lesser of $360,000 or 4.5% of our annual net income before taxes for such year. The annual bonus is also subject to annual review. We also are required to provide Mr. Farrell with life insurance and disability insurance during, and for 12 months after, the Employment Period.

        The Employment Agreement provides that if Mr. Farrell's employment is terminated by him voluntarily or by us for "cause," he will be precluded without our consent during the subsequent 12 months from engaging, directly or indirectly, in any business activity that competes with our business and from detrimentally affecting any relationship between us and, or soliciting away from us, any of our customers, suppliers or employees. If the Employment Agreement is not renewed by either Mr. Farrell or us prior to its scheduled expiration date, the noncompetition restriction will expire on March 31, 2002.

        The Employment Agreement also provides that in the event any person or group of persons (i) acquires or obtains the right to acquire 30% or more of our common stock, or (ii) (a) acquires at least 10% of our common stock or (b) files a Schedule 13D or 13G with the Commission and the Board of Directors deems that the ownership of Common Stock by such person or group of persons would cause a material adverse impact on our business (a "Change of Control"):

        1. If Mr. Farrell's employment is subsequently terminated other than for cause or if he voluntary terminates his employment within 180 days after the Change of Control, he will be entitled to receive a lump sum cash payment equal to 2.99 times the base compensation paid to him at the time of such Change of Control; and

        2. All options, warrants and other rights ("Options") held by Mr. Farrell to purchase Common Stock will immediately vest, or he will be entitled to surrender all of such Options and receive an amount in cash per share equal to the difference between the option prices of the Options surrendered and the greater of (i) the average price per share paid by the person acquiring control of our company, (ii) the average price paid in connection with a tender offer for our common stock, or (iii) the average trading price of our common stock on the date of termination of Mr. Farrell's employment.

EMPLOYMENT AGREEMENT WITH JEFFREY C. LAPIN

        We entered into an employment agreement with Mr. Lapin dated January 1, 1999 (the "Employment Agreement") to employ Mr. Lapin as our Vice Chairman through December 31, 2001 (the "Employment Period").

        The Employment Agreement provided for an annual base salary of $225,000 in 1999, subject to annual review. For 1999, Mr. Lapin was entitled to an annual bonus equal to the lesser of $225,000 or 3.5% of our annual net income before taxes for such year. The annual bonus is also subject to annual review. We also are required to provide Mr. Lapin with life insurance and disability insurance during, and for 12 months after, the Employment Period.

        The Employment Agreement provides that if Mr. Lapin's employment is terminated by him voluntarily or by us for "cause," he will be precluded without our consent during the subsequent 12 months from engaging, directly or indirectly, in any business activity that competes with our business and from detrimentally affecting any relationship between us and, or soliciting away from us, any of our customers, suppliers or employees. If the Employment Agreement is not renewed by either Mr. Lapin or us prior to its scheduled expiration date, the noncompetition restriction will expire on March 31, 2002.

        The Employment Agreement also provides that in the event any person or group of persons (i) acquires or obtains the right to acquire 30% or more of our common stock, or (ii) (a) acquires at least 10% of our common stock or (b) files a Schedule 13D or 13G with the Commission and the Board of Directors deems that the ownership of Common Stock by such person or group of persons would cause a material adverse impact on our business (a "Change of Control"):

        1. If Mr. Lapin's employment is subsequently terminated other than for cause or if he voluntary terminates his employment within 180 days after the Change of Control, he will be entitled to receive a lump sum cash payment equal to 2.99 times the base compensation paid to him at the time of such Change of Control; and

        2. All options, warrants and other rights ("Options") held by Mr. Lapin to purchase Common Stock will immediately vest, or he will be entitled to surrender all of such Options and receive an amount in cash per share equal to the difference between the option prices of the Options surrendered and the greater of (i) the average price per share paid by the person acquiring control of our company, (ii) the average price paid in connection with a tender offer for our common stock, or (iii) the average trading price of our common stock on the date of termination of Mr. Lapin's employment.

SEVERANCE AGREEMENTS

        The Company has entered into severance agreements (the "Severance Agreements") with each of its executives except for Messrs. Farrell and Lapin. Mr. Farrell's and Mr. Lapin's employment agreements provide for the payment of benefits upon each individual's termination following a Change of Control as discussed above in "Employment Agreement with Brian J. Farrell" and "Employment Agreement with Jeffrey C. Lapin."

        The Severance Agreements provide for the payment of benefits to the executives upon a "Change in Control." The executives agree to not voluntarily leave our company without "Good Reason" until the earlier of (a) such attempted Change in Control terminates, or (b) if a Change in Control occurs, 90 days following such Change in Control.

        A "Change in Control" is defined, subject to certain exceptions, as an acquisition by any person or group of persons of 30% or more of either (a) the outstanding Common Stock, or (b) the combined voting power of the outstanding securities entitled to vote for the election of directors.

        "Good Reason" is defined to include any of the following events after a Change in Control: (a) any removal or involuntary termination of the executive;
(b) a reduction of the executive's rate of annual base salary as in effect immediately prior to the Change in Control or our failure to pay such salary;
(c) a requirement that the executive relocate; (d) our failure to provide the executive with compensation, vacation and other fringe benefits, expense reimbursement, and welfare benefits in accordance with the most favorable plans and benefits in effect for the peer officers of our company after the Change in Control; and (e) our failure to maintain the effectiveness of the Severance Agreements after the Change in Control.

        The Severance Agreements provide that if an executive's employment is terminated within the year following a Change in Control for any other reason, such executive will be entitled to receive, among other benefits, a cash amount equal to (i) one times such executive's annual base salary paid to such executive at the time of the Change in Control, plus (ii) one times such executive's annual bonus paid or payable to such executive in respect of our fiscal year immediately preceding the fiscal year in which the Change in Control occurs. In addition, if on the date of termination such executive's stock options are not fully vested, all such stock options shall become immediately vested and exercisable for such period as provided in the plan and/or agreement governing such options. If Messrs. Gysi and Walsh and Ms. Locke were terminated in accordance with the foregoing they currently would receive $215,000, $300,000 and $375,000, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee in 1999 consisted of Messrs. Burstein and Whims. Each of Messrs. Burstein and Whims are non-employee Directors and neither have any direct or indirect material interest in, or relationship with, us outside of his position as a Director. To our knowledge, there were no other interrelationships involving members of the Compensation Committee or other Directors requiring disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth information as to all persons who are, to our knowledge, the beneficial owners of 5% or more of our outstanding Common Stock as of April 20, 2000.

                                                 AMOUNT AND
                                                   NATURE       PERCENT
                                                OF BENEFICIAL     OF
NAME AND ADDRESS                                  OWNERSHIP      CLASS
----------------                                -------------   -------
Scudder Kemper Investments, Inc.                 1,263,600(1)     6.6%
345 Park Avenue, New York, New York 10154

----------

(1) Based on information set forth in Schedule 13G dated January 28, 2000 and filed with the Securities and Exchange Commission by Scudder Kemper Investments, Inc.

BENEFICIAL OWNERSHIP OF MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of April 20, 2000 by each of our directors as of that date, by the Named Executives and by all directors and executive officers as a group. Unless otherwise indicated below, each individual named in the table has sole voting power and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable.

                                                     AMOUNT AND
                                                       NATURE          PERCENT
                                                    OF BENEFICIAL        OF
NAME AND ADDRESS(1)                                   OWNERSHIP         CLASS
------------------                                  -------------      --------
Brian J. Farrell                                      463,000(2)         2.4%

Jeffrey C. Lapin                                      200,000(3)         1.0%

Lawrence Burstein                                     126,753(4)           *

Bruce Jagid                                           109,501(5)           *

James L. Whims                                        143,005(6)           *

L. Greg Ballard                                        24,375(7)           *

Fred Gysi                                              12,750(8)           *

Alison Locke                                            5,625              *

Tim F. Walsh                                           35,941(9)           *

All Directors and Executive Officers                1,149,271(10)        5.9%
as a group (8 individuals)

----------------

*       Less than 1%.

(1) The address for each individual is c/o THQ Inc., 27001 Agoura Road, Calabasas Hills, California 91301.

(2) Includes 450,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(3) Includes 200,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(4) Includes 105,005 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(5) Includes 105,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(6) Includes 37,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days and 55,147 shares of Common Stock held of record by TechFund Capital L.P. ("TechFund"). Mr. Whims is a managing member of the general partner of TechFund and accordingly may be deemed to share beneficial ownership of the shares of Common Stock held of record by TechFund. Mr. Whims disclaims beneficial ownership of such shares.

(7) Includes 20,625 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(8) Includes 11,250 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(9) Includes 26,596 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(10) Includes an aggregate of 955,976 shares of Common Stock issuable upon exercise of options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that there were no relationships or transactions with management during the year ended December 31, 1999 that need to be disclosed.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                See Index to Financial Statements.

        (b) REPORTS ON FORM 8-K.

                Current Report on Form 8-K dated March 21, 2000, reporting under item 5.

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

        10.13 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between the Company and Union Bank (incorporated by reference to Exhibit
                           10.10 to the 1998 10-K).

        10.14 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between THQ International and Union Bank (incorporated by reference to Exhibit
                           10.11 to the 1998 10-K).

        21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1999 (the "1999 10-K")).


        23.1               Consent of Deloitte & Touche LLP.


        27 Financial Data Schedule (incorporated by reference to Exhibit 27 to the 1999 10-K).


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

Dated:  April 28, 2000                      THQ INC.

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

Signature                                        Title                          Date
---------                                        -----                          ----
/s/ Brian J. Farrell                    Director, President and             April 28, 2000
--------------------------------        and Chief Executive Officer
Brian J. Farrell                        (Principal Executive Officer)

/s/ Lawrence Burstein                   Director                            April 28, 2000
----------------------------
Lawrence Burstein

/s/ Bruce Jagid                         Director                            April 28, 2000
----------------------------
Bruce Jagid

/s/ James L. Whims                      Director                            April 28, 2000
----------------------------
James L. Whims

/s/ Jeffrey C. Lapin                    Director and Vice Chairman          April 28, 2000
------------------------------
Jeffrey C. Lapin

/s/ L. Gregory Ballard                  Director                            April 28, 2000
----------------------------
L. Gregory Ballard

/s/ Fred A. Gysi                        Vice President - Finance and        April 28, 2000
--------------------------------        Administration, Chief Financial
Fred A. Gysi                            Officer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

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

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                              --------------------------------------------------------
                                                                  1997                  1998                  1999
                                                              ------------          ------------          ------------
Cash flows from operating activities:
Net income                                                    $  8,948,000          $ 14,618,000          $ 32,941,000
Adjustments to reconcile net income
  to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                  492,000               909,000             1,656,000
    Provision for doubtful accounts,
      discounts and returns                                     10,509,000            20,838,000            35,009,000
    Litigation settlement                                               --                    --               564,000
    Loss on sale of property and equipment                              --                40,000                56,000
    Loss on sale of investment securities                               --               218,000                    --
    Stock compensation                                              21,000               187,000               464,000
    In-process research and development                                 --             7,232,000                    --
    Deferred income taxes                                       (1,666,000)           (8,708,000)              692,000
Changes in operating assets and liabilities,
  net of effects from acquisitions:
    Accounts receivable                                        (27,343,000)          (43,935,000)          (72,703,000)
    Inventory                                                     (441,000)          (13,780,000)           11,200,000
    Prepaid and deferred royalties and
      software development costs                                (2,436,000)            2,702,000            (4,493,000)
    Prepaid expenses and other current assets                      (11,000)             (239,000)             (680,000)
    Accounts payable and accrued expenses                        7,952,000            13,113,000            (3,147,000)
    Accrued royalties                                            2,341,000             8,467,000            (6,228,000)
    Income taxes payable                                         3,455,000             6,040,000            (2,440,000)
                                                              ------------          ------------          ------------
Net cash (used in) provided by operating activities              1,821,000             7,702,000            (7,109,000)
                                                              ------------          ------------          ------------

Cash flows used in investing activities:
    Proceeds from sale of investment securities                         --               863,000                    --
    Purchase of investment securities                                   --            (1,081,000)                   --
    Proceeds from sale of property and equipment                        --                    --                37,000
    Acquisition adjustment                                              --                    --             2,540,000
    Acquisitions, net of cash acquired                                  --            (2,369,000)                   --
    Acquisition of equipment                                    (1,006,000)           (1,427,000)           (4,413,000)
    Other long-term assets                                           1,000            (2,010,000)             (261,000)
                                                              ------------          ------------          ------------
Net cash used in investing activities                           (1,005,000)           (6,024,000)           (2,097,000)
                                                              ------------          ------------          ------------

Cash flows from financing activities:
    Net increase (decrease) in short-term borrowings            (5,355,000)            3,265,000             7,118,000
    Net proceeds from issuance of common stock                  12,179,000                    --                    --
    Proceeds from exercise of warrants and options               1,293,000             2,348,000             4,863,000
                                                              ------------          ------------          ------------
Net cash provided by financing activities                        8,117,000             5,613,000            11,981,000
                                                              ------------          ------------          ------------

Effect of exchange rate changes on cash
   and cash equivalents                                          261,000              (156,000)              (535,000)
                                                            ------------          ------------           ------------
Net increase in cash and cash equivalents                      9,194,000             7,135,000              2,240,000
                                                            ------------          ------------           ------------
Cash and cash equivalents -- beginning of period               2,734,000            11,928,000             19,063,000
                                                            ------------          ------------           ------------
Cash and cash equivalents -- end of period                  $ 11,928,000          $ 19,063,000           $ 21,303,000
                                                            ============          ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Income taxes                                              $    127,000          $ 12,417,000           $ 19,569,000
                                                            ============          ============           ============
  Interest                                                  $     53,000          $    171,000           $    233,000
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
                                              ===========          ===========          ===========


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity measure all derivatives at fair value and recognize them in the balance sheet as an asset or liability, depending upon the entity's rights or obligations under the applicable derivative contract. SFAS 133, as amended, is effective for financial statements for periods beginning after June 15, 2000. We are currently evaluating the potential impact of adopting SFAS No. 133.

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

         These agreements also contain customary non-financial covenants including restrictions on the incurrence of debt and encumbrances and limitations on sales of assets, mergers and acquisitions, capital expenditures and annual lease obligations. Our principal banking agreements provide that at such times as we have any outstanding borrowings or letters of credit under that facility, we will not pay any cash dividends.

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

        10.13 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between the Company and Union Bank (incorporated by reference to Exhibit
                           10.10 to the 1998 10-K).

        10.14 First Amendment to Trade Finance Agreement dated as of March 22, 1999, by and between THQ International and Union Bank (incorporated by reference to Exhibit
                           10.11 to the 1998 10-K).

        21                 Subsidiaries of the Registrant (incorporated by
                           reference to Exhibit 21 to the Company's Annual Report
                           on Form 10-K for the fiscal year ended December 31, 1999
                           (the "1999 10-K")).

        23.1               Consent of Deloitte & Touche LLP.

        27 Financial Data Schedule (incorporated by reference to Exhibit 27 to the 1999 10-K).


----------

        *Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.