Form 10-Q
period 2000-03-31
THQ INC
filed 2000-05-12
CIK 865570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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

Common stock, $0.01 par value: 19,149,296 shares (as of May 10, 2000).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets -
           March 31, 2000 and December 31, 1999                              3

        Consolidated Statements of Operations -
           for the Three Months Ended March 31, 2000 and 1999                4

        Consolidated Statement of Shareholders' Equity -
           for the Three Months Ended March 31, 2000 and
           the Year Ended December 31, 1999                                  5

        Consolidated Statements of Cash Flows -
           for the Three Months Ended March 31, 2000 and 1999                6

        Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

Item 3. Quantitative and Qualitative Disclosures about Market Risk          15


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                    16


Signatures                                                                  17

Part I - Financial Information

Item 1. Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   March 31,          December 31,
                                                                     2000                1999
                                                                 -------------       -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                      $  29,866,000       $  21,303,000
  Accounts receivable - net                                         59,233,000          96,641,000
  Inventory                                                          9,084,000           5,455,000
  Prepaid and deferred royalties                                    23,820,000          23,478,000
  Software development costs                                         9,592,000          11,640,000
  Deferred income taxes                                              6,857,000           6,817,000
  Income taxes receivable                                            6,712,000             965,000
  Prepaid expenses and other current assets                          1,707,000           2,226,000
                                                                 -------------       -------------
        Total current assets                                       146,871,000         168,525,000
Property and equipment - net                                         6,447,000           5,659,000
Deferred royalties - net of current portion                          3,286,000           3,371,000
Software development costs - net of current portion                  2,148,000           1,824,000
Deferred income taxes - net of current portion                       2,865,000           2,865,000
Other long-term assets                                               7,787,000           2,790,000
                                                                 -------------       -------------
        TOTAL ASSETS                                             $ 169,404,000       $ 185,034,000
                                                                 =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Lines of credit                                                $        --         $  16,702,000
  Accounts payable                                                   9,962,000          13,170,000
  Accrued expenses                                                  14,204,000          12,998,000
  Accrued royalties                                                 27,979,000          31,254,000
                                                                 -------------       -------------
        Total current liabilities                                   52,145,000          74,124,000
Accrued royalties - net of current portion                             150,000             150,000
Commitments and contingencies
Shareholders' equity:
Common stock, par value $.01, 35,000,000 shares authorized;
    19,139,999 shares and 19,007,124 shares issued and
    outstanding as of March 31, 2000 and December 31, 1999,
    respectively                                                       191,000             190,000
Additional paid-in capital                                          80,429,000          78,378,000
Accumulated other comprehensive loss                                (1,231,000)           (842,000)
Retained earnings                                                   37,720,000          33,034,000
                                                                 -------------       -------------
        Total shareholders' equity                                 117,109,000         110,760,000
                                                                 -------------       -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 169,404,000       $ 185,034,000
                                                                 =============       =============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------

                                                       2000             1999
                                                    -----------      -----------
Net sales                                           $70,378,000      $78,805,000

Costs and expenses:
  Cost of sales                                      26,885,000       30,775,000
  Royalties and project abandonment                  12,841,000       15,431,000
  Product development                                 3,674,000        2,801,000
  Selling and marketing                               9,274,000        9,483,000
  Payment to venture partner                          5,303,000             --
  General and administrative                          4,643,000        4,717,000
                                                    -----------      -----------
Total costs and expenses                             62,620,000       63,207,000
                                                    -----------      -----------
Income from operations                                7,758,000       15,598,000
Interest income, net                                     55,000          185,000
                                                    -----------      -----------
Income before income taxes                            7,813,000       15,783,000
Income taxes                                          3,127,000        6,299,000
                                                    -----------      -----------
Net income                                          $ 4,686,000      $ 9,484,000
                                                    ===========      ===========

Net income per share - basic                        $      0.25      $      0.53
                                                    ===========      ===========
Net income per share - diluted                      $      0.23      $      0.48
                                                    ===========      ===========

Shares used in per share calculation - basic         19,033,000       17,941,000
                                                    ===========      ===========
Shares used in per share calculation - diluted       20,550,000       19,639,000
                                                    ===========      ===========


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1999 and
                      the Three Months Ended March 31, 2000


                                                                                    Accumulated        Retained
                                                                    Additional          Other          Earnings
                                      Common          Common          Paid-in       Comprehensive    (Accumulated
                                      Shares          Amount          Capital       Income (Loss)      Deficit)           Total
                                   -------------   -------------   -------------    -------------    -------------   -------------
Balance at January 1, 1999            17,878,481   $     120,000   $  62,731,000    $      60,000    $      93,000   $  63,004,000
Exercise of warrants and options       1,128,643           8,000       4,855,000               --               --       4,863,000
Issuance of warrants                          --              --       3,627,000               --               --       3,627,000
Stock compensation                            --              --         464,000               --               --         464,000
Tax benefit related to the
   exercise of employee stock
   options                                    --              --       6,763,000               --               --       6,763,000
Three-for two stock dividend                  --          62,000         (62,000)              --               --              --
Comprehensive income:
  Net income                                  --              --              --               --       32,941,000      32,941,000
  Other comprehensive loss
    Foreign currency translation
      adjustment                              --              --              --         (902,000)              --        (902,000)
                                                                                                                     -------------
Comprehensive income                          --              --              --               --               --      32,039,000
                                   -------------   -------------   -------------    -------------    -------------   -------------
Balance at December 31, 1999          19,007,124         190,000      78,378,000         (842,000)      33,034,000     110,760,000
Exercise of warrants and options         132,875           1,000       1,876,000               --               --       1,877,000
Stock compensation                            --              --         101,000               --               --         101,000
Tax benefit related to the
   exercise of employee stock
   options                                    --              --          74,000               --               --          74,000
Comprehensive income:
  Net income                                  --              --              --               --        4,686,000       4,686,000
  Other comprehensive loss
      Foreign currency
        translation adjustment                --              --              --         (389,000)              --        (389,000)
                                                                                                                     -------------
Comprehensive income                          --              --              --               --               --       4,297,000
                                   -------------   -------------   -------------    -------------    -------------   -------------
Balance at March 31, 2000             19,139,999   $     191,000   $  80,429,000    $  (1,231,000)   $  37,720,000   $ 117,109,000
                                   =============   =============   =============    =============    =============   =============


                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                -------------------------------

                                                                    2000               1999
                                                                ------------       ------------
Cash flows from operating activities:
Net income                                                      $  4,686,000       $  9,484,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                    851,000            338,000
    Provision for doubtful accounts, discounts and returns         9,265,000          6,911,000
    Loss on disposal of fixed assets                                  14,000              3,000
    Stock compensation                                               101,000            123,000
    Increase in deferred income taxes                                (49,000)                --
 Changes in operating assets and liabilities:
    Accounts receivable                                           27,934,000         29,099,000
    Inventory                                                     (3,686,000)         4,814,000
    Prepaid and deferred royalties and
        software development costs                                (4,474,000)        (1,494,000)
    Prepaid expenses and other current assets                        498,000            490,000
    Accounts payable and accrued expenses                         (1,778,000)       (14,993,000)
    Accrued royalties                                              2,581,000          4,366,000
    Income taxes payable                                          (5,676,000)        (1,639,000)
                                                                ------------       ------------
Net cash provided by operating activities                         30,267,000         37,502,000

Cash flows investing activities:
    Proceeds from sale of property and equipment                      20,000                 --
    Acquisition of property and equipment                         (1,382,000)          (240,000)
    Investment in Yuke's Co., Ltd. (See Footnote 5)               (5,020,000)                --
    Increase in other long-term assets                              (262,000)          (196,000)
                                                                ------------       ------------
Net cash in investing activities                                  (6,644,000)          (436,000)

Cash flows used in financing activities:
    Net decrease in short-term borrowings                        (16,702,000)        (6,361,000)
    Proceeds from exercise of options and warrants                 1,877,000            372,000
                                                                ------------       ------------
Net cash used in financing activities                            (14,825,000)        (5,989,000)

Effect of exchange rate changes on cash                             (235,000)           182,000
                                                                ------------       ------------

Net increase in cash and cash equivalents                          8,563,000         31,259,000
Cash and cash equivalents - beginning of period                   21,303,000         19,063,000
                                                                ------------       ------------
Cash and cash equivalents - end of period                       $ 29,866,000       $ 50,322,000
                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes                                                    $  8,946,000       $  8,053,000
                                                                ============       ============
Interest                                                        $    181,000       $    112,000
                                                                ============       ============


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

In 1999 and 2000, income taxes payable and additional paid-in capital include tax benefits of $261,000 and $74,000, respectively, resulting from disqualified dispositions of common stock by officers and employees of THQ acquired through the exercise of stock options.

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Unaudited Interim Financial Information. The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 1999.

        In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or for any other interim period.

        Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
Net income used to compute basic
  and diluted earnings per share                   $ 4,686,000      $ 9,484,000
                                                   ===========      ===========
Weighted average number of shares
  outstanding - basic                               19,033,000       17,941,000
Dilutive effect of stock options and warrants        1,517,000        1,698,000
                                                   -----------      -----------
Number of shares used to compute earnings
  per share - diluted                               20,550,000       19,639,000
                                                   ===========      ===========

        Recently Issued Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that an entity measure all derivatives at fair value and recognize them in the balance sheet as an asset or liability, depending upon the entity's rights or obligations under the applicable derivative contract. SFAS 133, as amended is effective for financial statements for periods beginning after June 15, 2000. We are currently evaluating the potential impact of adopting SFAS No. 133.

        Reclassification. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2.      BUSINESS COMBINATION

        On May 24, 1999 we completed a merger with PCP&L. In the merger, each share of PCP&L was converted into 0.09008 shares of our common stock, or a total of approximately 727,000 shares. In addition, outstanding PCP&L employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 196,000 shares of our common stock.

        On December 13, 1999 we completed a merger with Genetic Anomalies, Inc., a Delaware corporation ("GA"). In the merger, each share of GA was converted into 0.0536 shares of our common stock, or a total of approximately 220,000 shares. In addition, outstanding GA employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 45,000 shares of our common stock.

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


                           For the Three Months Ended
                                    March 31,

        Net sales                                             1999
                                                          ------------
        THQ Inc.                                          $ 78,540,000
        PCP&L                                                  665,000
        GA                                                      30,000
        Intercompany elimination                              (430,000)
                                                          ------------
        Combined                                          $ 78,805,000
                                                          ============


                           For the Three Months Ended
                                    March 31,


        Net income (loss)                                     1999
                                                          ------------
        THQ Inc.                                          $ 10,151,000
        PCP&L                                                  (45,000)
        GA                                                    (192,000)
        Intercompany elimination                              (430,000)
                                                          ------------
        Combined                                          $  9,484,000
                                                          ============

3.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at March 31, 2000 and December 31, 1999 are composed of the following:

                                                  March 31,         December 31,
                                                    2000                1999
                                                 ------------       ------------
Accounts receivable -- domestic                  $ 67,722,000       $ 93,455,000
Other receivables --  domestic                      2,169,000          1,469,000
Allowance for domestic returns and doubtful
  accounts                                        (16,342,000)       (16,845,000)
Accounts receivable -- foreign                     12,605,000         25,888,000
Allowance for foreign returns and doubtful
  accounts                                         (6,921,000)        (7,326,000)
                                                 ------------       ------------
Accounts receivable -- net                       $ 59,233,000       $ 96,641,000
                                                 ============       ============

4.      STOCK COMPENSATION

        PCP&L and Genetic Anomalies, Inc. ("GA") granted stock options to employees at prices below fair market value. The difference between the fair value and the option grant price is amortized and recognized over the option vesting period, generally four and three years, respectively. For the three months ended March 31, 2000 and 1999, stock-based compensation of $101,000 and $123,000, respectively, was amortized to expense. As of March 31, 2000 and December 31, 1999 we had unamortized stock-based compensation expense of $1,009,000 and $1,110,000, respectively.

5.      OTHER LONG-TERM INVESTMENTS

        In February 2000, Inland Productions, Inc., purchased back the 25% interest we acquired in 1996. Our original investment consisted of $300,000 in cash and 118,485 shares of common stock valued at $300,000 and was included in other long-term assets in the accompanying balance sheet at December 31, 1999.

        On March 21, 2000, we acquired a minority equity interest in a Japanese developer Yuke's Co., Ltd. ("Yuke's"). This investment consisted of $5,020,000 in cash and is included in other long-term assets in the accompanying balance sheet. The agreement provided that Yuke's will create exclusively for us for a certain period of time in North America and Europe, wrestling games for PlayStation and PlayStation 2 platforms. The value of Yuke's shares is not readily determinable and the investment is carried at cost.

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

OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sega and Sony and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                           Three Months
                                          Ended March 31,
                                      ---------------------

Platform                               2000           1999
                                      ------         ------
Nintendo 64                             24.7%          20.8%
PlayStation                             55.0%          66.0%
Game Boy Color/Game Boy                 16.2%           7.0%
PC CD-Rom                                3.2%           5.4%
Other                                    0.9%           0.8%


        Our business cycle generally commences with the securing of a license to publish one or more titles based on a property. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After obtaining the license, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse in California for domestic distribution or to warehouses in the United Kingdom, Germany or France for foreign distribution. We sell directly to our major retail accounts both domestically and in the United Kingdom, Germany and France. Foreign sales to distributors in other territories are shipped directly to the customers' locations at their expense.

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

        At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the three months ended March 31, 2000, and March 31, 1999, provisions of $9.3 million and $6.9 million, respectively, were taken against gross sales made during such periods. As of March 31, 2000, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $23.3 million.

        The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

EURO CURRENCY CONVERSION

        On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in the United Kingdom, Germany and France have been affected by the Euro conversion and have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the Euro currency conversion is not expected to have a material impact on our or any of our subsidiaries financial position or results of operations.

RESULTS OF OPERATIONS

Net Sales

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                                 Three Months
                                                Ended March 31,
                                            ---------------------
                                             2000           1999
                                            ------         ------
Domestic sales                                85.3%          83.0%
Foreign sales                                 14.7           17.0
                                            ------         ------
Net sales                                    100.0%         100.0%
Costs and expenses:
   Cost of sales                              38.2%          39.1%
   Royalties and project abandonment          18.3           19.6
   Product development                         5.2            3.5
   Selling and marketing                      13.2           12.0
   Payment to venture partner                  7.5             --
   General and administrative                  6.6            6.0
                                            ------         ------
Total costs and expenses                      89.0%          80.2%
                                            ------         ------
Income from operations                        11.0%          19.8%
Interest income, net                           0.1            0.2
                                            ------         ------
Income before income taxes                    11.1           20.0
                                            ------         ------
Net income                                     6.7%          12.0%
                                            ======         ======

Title Releases

        The following table sets forth, for the three months ended March 31, 2000, and 1999, the titles released during such periods for the platforms indicated:

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2000          1999
                                                   ------        ------
        Nintendo 64                                    --             2
        PlayStation                                     2             1
        Game Boy Color                                  2            --
        PC CD-Rom                                       1            --
        Other                                          --            --
                                                   ------        ------
                  Total                                 5             3
                                                   ======        ======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000, TO THE THREE MONTHS ENDED MARCH 31, 1999

        Our net sales decreased to $70,378,000 in the three months ended March 31, 2000, from $78,805,000 in the same period of 1999. Revenues for the first quarter of 2000 included domestic sales of WWF Smackdown! for the PlayStation which released in early March 2000 and continuing sales of WWF Wrestlemania 2000 for the Nintendo 64, Rugrats titles and Toy Story 2 for the Game Boy Color. Revenues during the first quarter ended March 31, 1999 were impacted by the early launch of three wrestling games under a now-expired license with World Championship Wrestling ("WCW"), plus the continued sales of selected titles released in the fourth quarter of 1998. For the three months ended March 31, 2000, net sales of World Wrestling Federation ("WWF"), Rugrats and Disney titles were $51,379,000 (73.0% of net sales), $7,129,000 (10.1% of net sales), and
$3,473,000 (4.9% of net sales), respectively.

        Our foreign net sales decreased to $10,318,000 for the three months ended March 31, 2000, from $13,370,000 in the same period of 1999, and decreased as a percentage of net sales to 14.7% from 17.0%. WWF Smackdown! was not released internationally until the second quarter of 2000, while WCW Thunder for the PlayStation was released internationally during the first quarter of 1999.

        Our cost of sales for the three months ended March 31, 2000 decreased slightly as a percentage of net sales to 38.2% from 39.1% in the same period of 1999. This decrease in the cost of sales percentage is primarily related to higher average sales prices for the three months ended March 31, 2000, as compared to the same period of 1999.

        Our royalty and project abandonment expense for the three months ended March 31, 2000 decreased as a percentage of net sales to 18.3% from 19.6% for the same period of 1999. This decrease is primarily related to favorable royalty rates on certain titles sold during the first quarter of 2000.

        For the three months ended March 31, 2000, product development expense increased to $3,674,000 (5.2% of net sales) from $2,801,000 (3.5% of net sales). This increase is due to a larger number of titles currently in development than in the same period for 1999 and the growth of our internal studios.

        Selling and marketing expenses remained relatively constant at $9,274,000 for the three months ended March 31, 2000, from $9,483,000 in the same period of 1999, but increased as a percentage of net sales to 13.2% from 12.0%. During 2000, we anticipate that selling and marketing expenses will continue at a higher percentage of net sales than in the prior year due to more aggressive advertising support for key titles.

        For the three months ended March 31, 2000, we incurred expense in the amount of $5,303,000 to our venture partner, JAKKS Pacific. THQ pays JAKKS Pacific a preferred return on product sales and other income derived from the license. Because the license with the WWF was not effective until November 1999, there were no WWF product sales in the first quarter of 1999.

        Our general and administrative expenses as a percentage of net sales remained relatively constant at 6.6% for March 31, 2000 compared to 6.0% in the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

        Our cash and cash equivalents increased $8,563,000 from $21,303,000 at December 31, 1999 to $29,866,000 at March 31, 2000, and were $49,577,000 as of
May 10, 2000. Cash provided by operating activities for the three months ended March 31, 2000 was $30,267,000, resulting in part from $4,686,000 in net income and collection of accounts receivable during the post holiday selling season. Operating cash flow was also affected by a decrease in accounts payable.

        The amount of our accounts receivable is subject to significant quarterly variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. As a result, accounts receivable decreased substantially from December 31, 1999 to March 31, 2000 as the sales generated during the fourth quarter of 1999 were collected.

        Inventory increased during the three months ended March 31, 2000, as a result of product reorders for WWF titles and Disney/Pixar's Toy Story 2 for Game Boy Color.

        Prepaid and deferred royalties and software development costs increased from December 31, 1999. This was a result of our entering into several new contracts for both properties and new product development. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." Accrued royalties decreased as a result of royalty payments made in the first quarter of 2000 for sales from the fourth quarter of 1999. As of March 31, 2000, we had obligations with respect to future guaranteed minimum royalties of $28,129,000.

        The decrease in our lines of credit and accounts payable is attributable to a reduction in product purchases during the first quarter as compared to those incurred during the year-end holiday buying season.

        Accrued expenses increased slightly from December 31, 1999 primarily due to a television advertising campaign for WWF Smackdown! on PlayStation during the first quarter of 2000.

        Our working capital requirements are greatest during our third and fourth quarters. We believe that cash on hand, funds provided by operations, and our borrowing capability will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 2000.

        Net cash used in investing activities for the three months ended March 31, 2000 was $6,644,000 and was primarily utilized to invest in Yuke's ($5,020,000) and additional capital expenditures ($1,382,000).

        Net cash used in financing activities for the three months ended March 31, 2000 was $14,825,000, and was attributable to the repayment of short-term borrowings. As of March 31, 2000, we had no outstanding borrowings under our credit facilities with Union Bank and had obligations in respect of outstanding letters of credit for $1,020,000. As of May 10, 2000 we had no outstanding borrowings and outstanding letters of credit were $2,395,000.

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

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. During the three months ended March 31, 2000, our foreign currency translation loss adjustment was $389,000. A hypothetical 10% change in the relevant currency rates at March 31, 2000 would not result in a material gain or loss. In addition to the direct effects of changes in exchange rates, which impact the dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

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

                 27        Financial Data Schedule.


               (b)    Reports on Form 8-K.

                      Current Report on Form 8-K dated March 21, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2000                    THQ INC.

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

                                 EXHIBIT INDEX


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