Form 10-Q
period 2000-06-30
THQ INC
filed 2000-08-14
CIK 865570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                                   -----------

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to   ______________

                          Commission file No.: 0-18813

                                    THQ INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                      13-3541686
------------------------------------------           ---------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)

                  27001 Agoura Road, Calabasas Hills, CA 91301
                    (Address of Principal Executive Offices)

                                  818-871-5000
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.01 par value: 19,239,935 shares (as of August 9, 2000).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                              Page
------------------------------                                              ----
Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets -
                June 30, 2000 and December 31, 1999                           3

             Consolidated Statements of Operations -
                for the Three Months and Six Months Ended
                June 30, 2000 and 1999                                        4

             Consolidated Statements of Shareholders' Equity -
                for the Six Months Ended June 30, 2000 and
                the Year Ended December 31, 1999                              5

             Consolidated Statements of Cash Flows -
                for the Six Months Ended June 30, 2000 and 1999               6

             Notes to Consolidated Financial Statements                       7

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk      20


Part II - Other Information

Item 2.      Changes in Securities                                           21

Item 4.      Submission of Matters to a Vote of Security Holders             21

Item 6.      Exhibits and Reports on Form 8-K                                21

Signatures                                                                   24
----------

Part I - Financial Information
Item 1. Consolidated Financial Statements.

                           THQ INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                             -------------       -------------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                  $  52,297,000       $  21,303,000
  Accounts receivable - net                                                     14,088,000          96,641,000
  Inventory                                                                      6,753,000           5,455,000
  Prepaid and deferred royalties                                                19,291,000          23,478,000
  Software development costs                                                    14,277,000          11,640,000
  Deferred income taxes                                                          6,860,000           6,817,000
  Income taxes receivable                                                       12,574,000             965,000
  Prepaid expenses and other current assets                                      2,721,000           2,226,000
                                                                             -------------       -------------
        Total current assets                                                   128,861,000         168,525,000
Property and equipment - net                                                     8,459,000           5,659,000
Deferred royalties - net of current portion                                      2,553,000           3,371,000
Software development costs - net of current portion                                601,000           1,824,000
Deferred income taxes - net of current portion                                   2,865,000           2,865,000
Other long-term assets                                                           7,324,000           2,790,000
                                                                             -------------       -------------
        TOTAL ASSETS                                                         $ 150,663,000       $ 185,034,000
                                                                             =============       =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                                            $          --       $  16,702,000
  Accounts payable                                                               3,994,000          13,170,000
  Accrued expenses                                                              11,633,000          12,998,000
  Accrued royalties                                                             25,243,000          31,254,000
                                                                             -------------       -------------
        Total current liabilities                                               40,870,000          74,124,000
Accrued royalties - net of current portion                                              --             150,000
Commitments and contingencies
Shareholders' equity:
    Preferred stock, par value $.01, 200,000 shares authorized but
    unissued                                                                            --                  --
Common stock, par value $.01, 35,000,000 shares authorized;
    19,214,056 shares and 19,007,124 shares issued and
    outstanding as of June 30, 2000 and December 31, 1999, respectively            192,000             190,000
Additional paid-in capital                                                      81,150,000          78,378,000
Accumulated other comprehensive loss                                            (1,500,000)           (842,000)
Retained earnings                                                               29,951,000          33,034,000
                                                                             -------------       -------------
        Total shareholders' equity                                             109,793,000         110,760,000
                                                                             -------------       -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 150,633,000       $ 185,034,000
                                                                             =============       =============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                                June 30,
                                                     ---------------------------------      ---------------------------------
                                                          2000               1999               2000                1999
                                                     -------------       -------------      -------------       -------------
Net sales                                            $  32,401,000       $  51,612,000      $ 102,779,000       $ 130,417,000

Costs and expenses:
   Cost of sales                                        15,502,000          27,064,000         42,387,000          57,839,000
   Royalties and project abandonment                    14,986,000           7,255,000         27,827,000          22,687,000
   Product development                                   3,718,000           2,567,000          7,392,000           5,369,000
   Selling and marketing                                 5,015,000           4,626,000         14,289,000          14,109,000
   Payment to venture partner                            1,600,000                  --          6,903,000                  --
   General and administrative                            5,093,000           3,346,000          9,736,000           8,064,000
                                                     -------------       -------------      -------------       -------------
Total costs and expenses                                45,914,000          44,858,000        108,534,000         108,068,000
                                                     -------------       -------------      -------------       -------------
Income (loss) from operations                          (13,513,000)          6,754,000         (5,755,000)         22,349,000
Interest income, net                                       517,000             414,000            572,000             599,000
                                                     -------------       -------------      -------------       -------------
Income (loss) before income taxes                      (12,996,000)          7,168,000         (5,183,000)         22,948,000
Provision (benefit) for income taxes                    (5,227,000)          3,294,000         (2,100,000)          9,594,000
                                                     -------------       -------------      -------------       -------------
Net income (loss)                                    $  (7,769,000)      $   3,874,000      $  (3,083,000)      $  13,354,000
                                                     =============       =============      =============       =============

Net income (loss) per share - basic                  $       (0.41)      $        0.21      $       (0.16)      $        0.74
                                                     =============       =============      =============       =============
Net income (loss) per share - diluted                $       (0.41)      $        0.20      $       (0.16)      $        0.68
                                                     =============       =============      =============       =============

Shares used in per share calculation - basic            19,177,000          18,039,000         19,105,000          17,990,000
                                                     =============       =============      =============       =============
Shares used in per share calculation  - diluted         19,177,000          19,768,000         19,105,000          19,702,000
                                                     =============       =============      =============       =============

                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1999 and
                       the Six Months Ended June 30, 2000

                                                                                    Accumulated
                                                                     Additional        Other
                                            Common       Common       Paid-in      Comprehensive    Retained
                                            Shares       Amount       Capital      Income (Loss)    Earnings         Total
                                          ----------  ------------  ------------   ------------   ------------   ------------
Balance at January 1, 1999                17,878,481  $    120,000  $ 62,731,000   $     60,000   $     93,000   $ 63,004,000
Exercise of warrants and options           1,128,643         8,000     4,855,000             --             --      4,863,000
Issuance of warrants                              --            --     3,627,000             --             --      3,627,000
Stock compensation                                --            --       464,000             --             --        464,000
Tax benefit related to the exercise of
   employee stock options                         --            --     6,763,000             --             --      6,763,000
Three-for-two stock dividend                      --        62,000       (62,000)            --             --             --
Comprehensive income:
  Net income                                      --            --            --             --     32,941,000     32,941,000
  Other comprehensive loss
      Foreign currency translation
       adjustment                                 --            --            --       (902,000)            --       (902,000)
                                                                                                                 ------------
Comprehensive income                              --            --            --             --             --     32,039,000
                                          ----------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 1999              19,007,124       190,000    78,378,000       (842,000)    33,034,000    110,760,000
Exercise of warrants and options             206,932         2,000     2,389,000             --             --      2,391,000
Stock compensation                                --            --       203,000             --             --        203,000
Tax benefit related to the exercise of
   employee stock options                         --            --       180,000             --             --        180,000
Comprehensive loss:
  Net loss                                        --            --            --             --     (3,083,000)    (3,083,000)
  Other comprehensive loss
      Foreign currency translation
        adjustment                                --            --            --       (658,000)            --       (658,000)
                                                                                                                 ------------
Comprehensive loss                                --            --            --             --             --     (3,741,000)
                                          ----------  ------------  ------------   ------------   ------------   ------------
Balance at June 30, 2000                  19,214,056  $    192,000  $ 81,150,000   $ (1,500,000)  $ 29,951,000   $109,793,000
                                          ==========  ============  ============   ============   ============   ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                  -------------------------------
                                                                      2000               1999
                                                                  ------------       ------------
Cash flows from operating activities:
Net income (loss)                                                 $ (3,083,000)      $ 13,354,000
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                    1,616,000            648,000
    Provision for doubtful accounts, discounts and returns          13,367,000          7,533,000
    Loss on disposal of fixed assets                                    79,000              5,000
    Stock compensation                                                 203,000            264,000
    Increase in deferred income taxes                                  (53,000)           (97,000)
 Changes in operating assets and liabilities:
    Accounts receivable                                             68,403,000         31,313,000
    Inventory                                                       (1,445,000)        14,306,000
    Prepaid and deferred royalties and
        software development costs                                  (4,411,000)        (4,012,000)
    Prepaid expenses and other current assets                         (551,000)        (4,409,000)
    Accounts payable and accrued expenses                          (10,095,000)       (14,316,000)
    Accrued royalties                                                1,677,000         (8,936,000)
    Income taxes payable                                           (11,392,000)        (7,815,000)
                                                                  ------------       ------------
Net cash provided by operating activities                           54,315,000         27,838,000

Cash flows used in investing activities:
    Proceeds from sale of property and equipment                        58,000             29,000
    Acquisition of property and equipment                           (4,134,000)          (514,000)
    Investment in Yuke's Co., Ltd. (See Footnote 5)                 (5,020,000)                --
    Decrease (Increase) in other long-term assets                       60,000           (223,000)
                                                                  ------------       ------------
Net cash used in investing activities                               (9,036,000)          (708,000)

Cash flows used in financing activities:
    Net decrease in short-term borrowings                          (16,702,000)        (7,934,000)
    Proceeds from exercise of options and warrants                   2,391,000            671,000
                                                                  ------------       ------------
Net cash used in financing activities                              (14,311,000)        (7,263,000)

Effect of exchange rate changes on cash                                 26,000            119,000
                                                                  ------------       ------------

Net increase in cash and cash equivalents                           30,994,000         19,986,000
Cash and cash equivalents - beginning of period                     21,303,000         19,063,000
                                                                  ------------       ------------
Cash and cash equivalents - end of period                         $ 52,297,000       $ 39,049,000
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes                                                      $  9,070,000       $ 18,182,000
                                                                  ============       ============
Interest                                                          $    182,000       $    214,000
                                                                  ============       ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Tax benefit from disqualified disposition                         $    180,000       $    432,000
                                                                  ============       ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Interim Financial Information. These financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 1999.

         In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth herein. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any other interim period.

         Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                      For the Three Months Ended            For the Six Months Ended
                                                               June 30,                            June 30,
                                                   -------------------------------      -------------------------------
                                                       2000               1999              2000               1999
                                                   ------------       ------------      ------------       ------------
Net income (loss) used to compute basic
  and diluted earnings per share                   $ (7,769,000)         3,874,000      $ (3,083,000)        13,354,000
                                                   ------------       ------------      ------------       ------------
Weighted average number of shares
  outstanding - basic                                19,177,000         18,039,000        19,105,000         17,990,000
Dilutive effect of stock options and warrants                --          1,729,000                --          1,712,000
                                                   ------------       ------------      ------------       ------------
Number of shares used to compute earnings
  per share - diluted                                19,177,000         19,768,000        19,105,000         19,702,000
                                                   ============       ============      ============       ============


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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We have evaluated our revenue recognition policies pursuant to the adoption of SAB 101, and we believe that such adoption will not have any impact.

         Reclassifications. Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

         The merger has been accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if GA had always been part of our company.

         All transactions between GA and us have been eliminated in the consolidated financial statements. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                              For the Three        For the Six
                              Months Ended         Months Ended
Net sales                     June 30, 1999       June 30, 1999
                              -------------       -------------
THQ Inc.                      $  51,541,000       $ 130,316,000
GA                                  121,000             151,000
Intercompany elimination            (50,000)            (50,000)
                              -------------       -------------
Combined                      $  51,612,000       $ 130,417,000
                              =============       =============



                              For the Three         For the Six
                              Months Ended         Months  Ended
Net income (loss)             June 30, 1999        June 30, 1999
                              ------------        --------------
THQ Inc.                      $  4,044,000        $ 13,715,000
GA                                (120,000)           (311,000)
Intercompany elimination           (50,000)            (50,000)
                              ------------        ------------
Combined                      $  3,874,000        $ 13,354,000
                              ============        ============

3.   CREDIT FACILITY

         In December 1998, we entered into two trade finance agreements (as amended) with Union Bank of California that established a revolving credit facility. These agreements, which were due to expire on June 1, 2000, have been extended to September 1, 2000. We are in the process of finalizing a new credit facility arranged by Union Bank.

         The principal agreement (as amended) permits us to borrow and maintain obligations under outstanding letters of credit up to $43,000,000, subject certain limitations. Our other Union Bank agreement (as amended) is for our United Kingdom subsidiary, T.HQ International Ltd., and permits that subsidiary to obtain product purchase letters of credit of up to an aggregate of $7 million.

         These credit facilities are secured by a lien on substantially all of our assets and contain customary financial and non-financial covenants. Amounts outstanding under these credit facilities bear interest at our choice of either
a) the bank's prime rate (8.5% at December 31, 1999) or b) the London Interbank Offered Rate (5.69% at December 31, 1999) plus 1.85%. As of June 30, 2000, we had no outstanding borrowings under these facilities and had obligations in respect of outstanding letters of credit for $214,000.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at June 30, 2000 and December 31, 1999 are composed of the following:

                                                   June 30,         December 31,
                                                    2000                1999
                                                 ------------       ------------
Accounts receivable -- domestic                  $ 19,816,000       $ 93,455,000
Other receivables --  domestic                      1,228,000          1,469,000
Allowance for domestic returns and doubtful
  accounts                                        (12,640,000)       (16,845,000)
Accounts receivable -- foreign                     13,081,000         25,888,000
Allowance for foreign returns and doubtful
  accounts                                         (7,397,000)        (7,326,000)
                                                 ------------       ------------
Accounts receivable -- net                       $ 14,088,000       $ 96,641,000
                                                 ============       ============

5.       STOCK COMPENSATION

         Pacific Coast Power and Light ("PCP&L"), which we acquired on May 24, 1999, and GA granted stock options to employees at prices below their respective fair market values. The difference between the fair market value and the option grant price is amortized and recognized over the option vesting period, generally four and three years, respectively. For the three months ended June 30, 2000 and 1999, stock-based compensation of $101,000 and $141,000, respectively, was amortized to expense. For the six months ended June 30, 2000 and 1999, stock-based compensation of $202,000 and $264,000, respectively, was amortized to expense. As of June 30, 2000 and December 31, 1999 we had unamortized stock-based compensation expense of $907,000 and $1,110,000, respectively.

         On June 8, 2000, the Board of Directors approved the THQ Inc. Non-executive Employee Stock Option Plan (the "Plan"). The Plan has primarily the same attributes as the 1990 Amended and Restated Option Plan (the "1990 Plan") and the 1997 Amended and Restated Option Plan (the "1997 Plan"), but participation is reserved for employees who are not executive officers and under the Plan, only nonqualified options will be granted. The Plan provides for the issuance of up to 550,000 shares, of which no more than 20% is available to corporate officers and no more than 15% is available to other officers who are not executive or corporate officers.

         The 1990 Plan and the 1997 Plan provide for the issuance of up to 1,462,500 and 4,125,000 shares, respectively, available for employees, consultants and non-employee directors. The exercise price per share of all options granted under these plans since 1997 has been the market price of the stock on the date of the grant. Generally, options granted become exercisable over three years and expire within five years from the date of grant.

6.   OTHER LONG-TERM INVESTMENTS

         In February 2000, Inland Productions, Inc., re-purchased the 25% interest we acquired in 1996, resulting in no material gain or loss. Our original investment consisted of $300,000 in cash and 118,485 shares of common stock valued at $300,000 and was included in other long-term assets in the accompanying balance sheet at December 31, 1999.

         On March 21, 2000, we acquired a minority equity interest in a Japanese developer Yuke's Co., Ltd. ("Yuke's"). This investment consisted of $5,020,000 in cash and is included in other long-term assets in the accompanying balance sheet. The agreement provides that for a certain period of time Yuke's will create exclusively for us wrestling games for PlayStation and PlayStation 2 platforms for sale in North America and Europe. The value of Yuke's shares is not readily determinable and the investment is carried at cost.

7.       STOCKHOLDERS RIGHTS PLAN

         On June 20, 2000 the Board of Directors (the "Board") approved a Stockholders Rights Plan (the "Plan"). Pursuant to the Plan, on June 21, 2000 we made a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of Common Stock as of the close of business on July 3, 2000. Each Right entitles the holder to buy one one-hundredth (1/100) of a share of a new series of preferred stock at an exercise price of $100, subject to adjustment. The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding Common Stock.

         In the event that any person or group acquires 15% or more of our outstanding Common Stock, each holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of Common Stock having a current market value equal to two times the exercise price of the Right.

         If we are acquired in a merger or other business combination, each holder of a Right will be entitled to purchase, at the exercise price, a number of shares of common stock of the acquirer having a current market value equal to two times the exercise price of the Right.

         We may redeem the rights for $.01 at any time until 10 days after the acquisition of 15% of our Common Stock. At any time after a person or group has acquired 15% or more but less than 50% of our Common Stock, we may exchange all or part of the Rights for shares of Common Stock at an exchange ratio of one share of Common Stock for each Right or 1/100 of such new series of preferred stock per Right, subject to adjustment. The rights expire on June 21, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All statements relating to our objectives, strategies, plans, intentions, and expectations, and all statements (other than statements of historical facts) that address actions, events, or circumstances that we expect, believe, or intend will occur in the future, are forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in the "Risk Factors" section (pages 3 through 10) of our Registration Statement on Form S-3, filed on June 30, 2000 with the Securities and Exchange Commission, which is incorporated herein by reference.

OVERVIEW

         We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sega and Sony and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                Three Months         Six Months
                               Ended June 30,      Ended June 30,
                               --------------      --------------
       Platform                2000      1999      2000      1999
                               ----      ----      ----      ----
Nintendo 64                     7 %      43 %      19 %      30 %
PlayStation                    48 %      22 %      53 %      48 %
Game Boy / Game Boy Color      41 %      16 %      24 %      11 %
PC CD-ROM                       2 %      17 %       2 %      10 %
Other                           2 %       2 %       2 %       1 %

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

         At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the six months ended June 30, 2000, and June 30, 1999, provisions of $13.4 million and $7.5 million, respectively, were taken against gross sales made during such periods. As of June 30, 2000, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was $20 million.

         The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

EURO CURRENCY CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in the United Kingdom, Germany and France have been affected by the Euro conversion and have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the Euro currency conversion is not expected to have a material impact on our, or any of our subsidiaries', financial position or results of operations.

RESULTS OF OPERATIONS

         Net loss for the three and six months ended June 30, 2000 was $7,769,000 ($0.41 per diluted share) and $3,083,000 ($0.16 per diluted share), as compared to net income of $3,874,000 ($0.20 per diluted share) and $13,354,000 ($0.68 per diluted share) for the same periods in 1999. The 2000 results were negatively impacted by a one-time non-cash charge totaling $9.8 million before taxes and $5.9 million after taxes ($0.31 per diluted share).

One-Time Non-Cash Charge

         In May 2000, we incurred a one-time non-cash charge primarily related to the write-off of products for which development has been discontinued or that are not expected to earn out at contractual rates. Costs associated with this one-time non-cash charge amounted to $9.8 million, $5.9 million after taxes, and were recorded in the consolidated statement of operations in the second quarter of fiscal year 2000 and classified as follows:

Cost of sales                          $  572,000
Royalties and project abandonment       8,531,000
Product development                       102,000
Selling and marketing                      56,000
General and administrative                528,000
                                       ----------
                                       $9,789,000
                                       ==========

Net Sales

         The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                            Three Months           Six Months
                                           Ended June 30,          Ended June 30,
                                         -------------------    --------------------
                                          2000        1999       2000         1999
                                          ----        ----       ----         ----
Domestic sales                            47.0 %      73.5 %     73.3 %       79.1 %
Foreign sales                             53.0        26.5       26.7         20.9
                                         -----       -----      -----        -----
Net sales                                100.0 %     100.0 %    100.0 %      100.0 %
Costs and expenses:
   Cost of sales                          47.8 %      52.4 %     41.2 %       44.4 %
   Royalties and project abandonment      46.3        14.1       27.1         17.4
   Product development                    11.5         5.0        7.2          4.1
   Selling and marketing                  15.5         9.0       13.9         10.8
   Payment to venture partner              4.9         --         6.7          --
   General and administrative             15.7         6.4        9.5          6.2
                                         -----        ----      -----         ----
Total costs and expenses                 141.7 %      86.9 %    105.6 %       82.9 %
                                         -----        ----      -----         ----
Income (loss) from operations            (41.7)%      13.1 %     (5.6)%       17.1 %
Interest income--net                       1.6         0.8        0.6          0.5

                                         -----        ----      -----         ----
                                         (40.1)       13.9       (5.0)        17.6
Income (loss) before income taxes
                                         -----        ----      -----         ----
Net income (loss)                        (24.0)%       7.5 %     (3.0)%       10.2 %
                                         ======       ====      ======        ====

TITLE RELEASES

         The following table sets forth, for the three months and six months ended June 30, 2000 and 1999, the number of titles released during such periods for the platforms indicated:

                      Three Months Ended  Six Months Ended
                          June 30,            June 30,
                      ---------------     ----------------
                      2000       1999      2000      1999
                      ----       ----      ----      ----
Nintendo 64            --         1         --         3
PlayStation             1         1          3         2
Game Boy                6         3          8         3
PC CD-ROM              --         4         --         4
                       --        --         --        --
          Total         7         9         11        12
                       ==        ==         ==        ==


COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000, TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

         Our net sales decreased to $32,401,000 in the three months ended June 30, 2000, from $51,612,000 in the same period of 1999, as a result of fewer titles being shipped and a decrease in unit volumes for titles released on the Nintendo 64 and PlayStation platforms. Revenues for the three months ended June 30, 2000, included sales of Tomb Raider Starring Lara Croft and Rugrats Totally Angelica for the Game Boy Color plus continued sales of WWF Smackdown! for the PlayStation and WWF Wrestlemania 2000 for the Nintendo 64. For the three months ended June 30, 2000, net sales of WWF titles and Rugrats titles were $16,507,000 (50.9% of net sales), and $5,302,000 (16.4% of net sales), respectively. Revenues during the three months ended June 30, 1999 were impacted favorably by the continuing sales of three wrestling games under the now expired license with World Championship Wrestling ("WCW") plus the release of Rugrats Scavenger Hunt for the Nintendo 64.

         Our net sales decreased to $102,779,000 in the six months ended June 30, 2000, from $130,417,000 in the same period of 1999, primarily as a result of a decrease in unit volumes for titles released on the Nintendo 64 and PlayStation platforms.

         Our foreign net sales increased to $17,157,000 for the three months ended June 30, 2000, from $13,701,000 in the same period of 1999, and increased as a percentage of net sales to 53.0% from 26.6%. This increase can be attributed to the successful launch of WWF Smackdown! for PlayStation in the European markets. Foreign net sales increased slightly to $27,475,000 for the six months ended June 30, 2000, from $27,305,000 in the same period of 1999, and, as a result of lower domestic sales volumes, increased as a percentage of net sales to 26.7% from 20.9%.

         Our cost of sales for the three months ended June 30, 2000 decreased as a percentage of net sales to 47.8% from 52.4% in the same period of 1999. Cost of sales for the six months ended June 30, 2000, decreased as a percentage of net sales to 41.2%, from 44.4% in the same period of 1999. During 2000, we have had a higher proportion of PlayStation and Game Boy Color sales than Nintendo 64 sales, compared to sales in 1999. Both PlayStation and Game Boy Color products have higher gross margins then Nintendo 64 products.

         Our royalties and project abandonment expense for the three months ended June 30, 2000 increased as a percentage of net sales to 46.3% from 14.1% for the same period of 1999. Royalties and project abandonment expense increased as a percentage of net sales for the six months ended June 30, 2000, to 27.1%, from 17.4% for the same period 1999. This increase is primarily due to a one-time non-cash charge during the second quarter related to the write down of certain products for which development has been discontinued or that are not expected to earn out at contractual rates. Excluding this one-time non-cash charge, royalties and project abandonment expense increased as a percentage of net sales for the three months ended June 30, 2000, to 19.9% of net sales as compared to 14.1% of net sales for 1999. Again excluding this one-time non-cash charge, royalties and project abandonment expense was slightly higher as a percentage of net sales for the six months ended June 30, 2000, at 18.8% of net sales compared to 17.4% of net sales for the same period in 1999. This increase is primarily related to a higher proportion of PlayStation product sales (which generally have a higher royalty rate than Nintendo 64 product) during the current period. Royalties and project abandonment during the first half of 1999 were impacted by LucasArts products released in Germany which have lower margins but no explicit royalties.

         Product development expense for the three months and six months ended June 30, 2000, increased $1,151,000 and $2,023,000 over the same periods in 1999. This increase is due to a greater number of titles currently in development than were being developed in the same period for 1999. The continued growth of our internal studios is also a factor in this increase.

         For the three months and six months ended June 30, 2000, selling and marketing expenses remained relatively constant with an increase of $389,000 and $180,000 over the same periods of 1999, but increased as a percentage of net sales to 15.5% and 13.9% from 9.0% and 10.8%, respectively. During 2000, we anticipate that selling and marketing expenses will continue to be a higher percentage of net sales than in the prior year due to more titles being shipped and more aggressive advertising support for key titles.

         For the three months and six months ended June 30, 2000, we incurred expense in the amount of $1,600,000 and $6,903,000, respectively, to our venture partner, JAKKS Pacific. THQ pays JAKKS Pacific a preferred return on product sales and other income derived from the WWF license. Because the license with the WWF was not effective until November 1999, there were no WWF product sales in the first or second quarters of 1999.

         Our general and administrative expenses for the three months and six months ended June 30, 2000 increased by $1,747,000 and $1,672,000, compared to the same periods in 1999, which represents an increase in percentage of net sales to 15.7% and 9.5% from 6.5% and 6.2%, respectively. The increase occurred in response to both the growth in our internal studios, and the addition of our two new foreign operations in France and Australia. We anticipate that because of the seasonality of sales, general and administrative expenses, as a percentage of net sales, will decline in the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

         Our cash and cash equivalents increased $30,994,000 from $21,303,000 at December 31, 1999 to $52,297,000 at June 30, 2000, and were $48,559,000 as of
August 9, 2000. Cash provided by operating activities for the six months ended June 30, 2000 was $54,315,000, primarily due to the collection of accounts receivable during the post-holiday season offset by a decrease in current liabilities.

         The amount of our accounts receivable is subject to significant quarterly variations as a consequence of the seasonality of our sales, and is typically highest at the end of the year. These seasonal variations are responsible for the substantial decrease in accounts receivable from December 31, 1999 to June 30, 2000 as the sales generated during the fourth quarter of 1999 were collected.

         Inventory increased during the six months ended June 30, 2000, as a result of product reorders for WWF titles and Game Boy Color titles.

         Prepaid and deferred royalties decreased from December 31, 1999 as we earned out royalties on a number of our major license agreements and also as a result of the one-time non-cash charge. Software development costs increased during the same time period due to the growth of our internal development studios and a larger number of titles in production. Accrued royalties decreased due to royalty payments made in the first half of 2000 for sales from the fourth quarter of 1999. As of June 30, 2000, we had obligations with respect to future guaranteed minimum royalties of $25,243,000.

         Income taxes receivable increased from December 1999 due to timing differences that result between payment of estimated taxes and income tax expense.

         The decrease in our lines of credit is attributable to a reduction in product purchases during the first half of 2000 as compared to those incurred during the year-end holiday buying season.

         Accounts payable and accrued expenses decreased significantly from December 31, 1999 as a result of the timing of large product receipts in the last quarter of 1999 and the timing of payments on accounts payable.

         Our working capital requirements are greatest during our third and fourth quarters. We believe that cash on hand, funds provided by operations, and our borrowing capabilities will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 2000.

         Net cash used in investing activities for the six months ended June 30, 2000 was $9,036,000 and was primarily utilized to invest in Yuke's ($5,020,000) and additional capital expenditures ($4,134,000), consisting primarily of the implementation of a new operational and financial system and the acquisition of next generation development tools.

         Net cash used in financing activities for the six months ended June 30, 2000 was $14,311,000, attributable to the repayment of short-term borrowings.

         Credit Facilities. In December 1998, we entered into two trade finance agreements (as amended) with Union Bank of California that established a revolving credit facility. These agreements, which were due to expire on June 1, 2000, have been extended to September 1, 2000. We are in the process of finalizing a new credit facility arranged by Union Bank.

         The principal agreement (as amended) permits us to borrow and maintain obligations under outstanding letters of credit up to $43,000,000, subject certain limitations. Our other Union Bank agreement (as amended) is for our United Kingdom subsidiary, T.HQ International Ltd., and permits that subsidiary to obtain product purchase letters of credit of up to an aggregate of $7 million.

         These credit facilities are secured by a lien on substantially all of our assets and contain customary financial and non-financial covenants.
Amounts outstanding under these credit facilities bear interest at our choice of either a) the bank's prime rate (8.5% at December 31, 1999) or b) the London Interbank Offered Rate (5.69% at December 31, 1999) plus 1.85%. As of June 30, 2000, we had no outstanding borrowings under these facilities and had obligations in respect of outstanding letters of credit for $214,000. As of August 9, 2000 we had no outstanding borrowings and outstanding letters of credit were $4,539,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

INTEREST RATE RISK

         Our interest rate risk is immaterial due to the short maturity of the debt. We have no fixed rate debt.

FOREIGN CURRENCY RISK

         Historically, we have not hedged our foreign currency exposure. It is possible that in the future we will enter into foreign currency contracts in order to manage or reduce foreign currency market risk.

         Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. During the six months ended June 30, 2000, our foreign currency translation loss adjustment was $658,000. We do not believe that a hypothetical 10% change in the relevant currency rates at June 30, 2000 would result in a material gain or loss. In addition to the direct effects of changes in exchange rates, which impact the dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.



                   -------------------------------------------

Part II - Other Information

Item 2.  Changes in Securities

         On June 20, 2000 the Board of Directors (the "Board") approved a Stockholders Rights Plan (the "Plan"). Pursuant to the Plan, on June 21, 2000 we made a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of Common Stock as of the close of business on July 3, 2000. Each Right entitles the holder to buy one one-hundredth (1/100) of a share of a new series of preferred stock at an exercise price of $100, subject to adjustment. The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding Common Stock.

         In the event that any person or group acquires 15% or more of our outstanding Common Stock, each holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of Common Stock having a current market value equal to two times the exercise price of the Right.

         If we are acquired in a merger or other business combination, each holder of a Right will be entitled to purchase, at the exercise price, a number of shares of common stock of the acquirer having a current market value equal to two times the exercise price of the Right.

         We may redeem the rights for $.01 at any time until 10 days after the acquisition of 15% of our Common Stock. At any time after a person or group has acquired 15% or more but less than 50% of our Common Stock, we may exchange all or part of the Rights for shares of Common Stock at an exchange ratio of one share of Common Stock for each Right or 1/100 of such new series of preferred stock per Right, subject to adjustment. The rights expire on June 21, 2010.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our 2000 Annual Meeting of Shareholders on July 21, 2000. The following matters were decided:

                  1.       Six directors were elected:

                                                              Votes                Votes
                                                               For                Withheld
                                                         -----------------    -----------------
                           Brian J. Farrell                    14,970,492              299,993
                           Jeffrey C. Lapin                    14,960,494              309,991
                           Lawrence Burstein                   14,955,996              314,489
                           Bruce Jagid                         14,854,934              415,551
                           James L. Whims                      14,963,135              307,350
                           L. Greg Ballard                     14,971,754              298,731

                  2. An amendment to our 1997 Stock Option Plan was approved. This amendment: (a) restricts the number of shares of common stock for which new option grants may be made in any fiscal year to any one single person to 300,000 shares, (b) authorizes the Compensation Committee, in limited circumstances, to grant replacement options for the tax and accounting benefit of the company (provided that such replacement options shall not include additional benefits and shall have an exercise price that is not lower than the option being replaced), and (c) makes certain technical, clarifying changes to the tax withholding and adjustment provisions of the plan. The amendment was approved by a vote of 14,372,341 for, 835,126 against, and 63,018 abstain.

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

        3.3    Amended and Restated Bylaws (incorporated by reference to Exhibit
               3 to the Registrant's Current Report on Form 8-K dated June 22,
               2000).

        3.4    Certificate of Designation of Series A Junior Participating
               Preferred Stock of THQ Inc. (incorporated by reference to Exhibit
               A to the Stockholders Rights Agreement dated as of June 21, 2000 between the company and American Stock Transfer & Trust Company, as Rights Agent ("Rights Agreement"), which is Exhibit 4 to the
               Registrant's Current Report on Form 8-K filed on June 22, 2000
               (the "June 8-K")).

        4.1    Rights Agreement (incorporated by reference to Exhibit 4 to the
               June 22, 2000).

       10.1    Genetic Anomalies Amended and Restated 1997 Stock Option/Stock
               Issuance Plan (the "GA Plan") (incorporated by reference to
               Exhibit 4.4 to the Registration Statement on Form S-8 filed on
               April 27, 2000 (File No. 333-35806) (the "GA S-8")).

       10.2    Form of Incentive Stock Option Agreement for the GA Plan
               (incorporated by reference to Exhibit 4.5 to the GA S-8).

       10.3 Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit A to Information Required in Proxy Statement on Schedule 14A filed June 23, 2000).

       27      Financial Data Schedule.

        99 Risk Factors (incorporated by reference to pages 3-10 of Registration Statement on Form S-3 filed on June 30, 2000 (File
               No. 333-40698)).

               (b)    Reports on Form 8-K

                      Current Report on Form 8-K dated June 22, 2000 reporting under item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2000                   THQ INC.

                                           By: /s/  Brian J. Farrell
                                              ----------------------------------
                                                    Brian J. Farrell
                                                    President and Chief
                                                    Executive Officer


                                           THQ INC.

                                           By: /s/ Fred Gysi
                                              ----------------------------------
                                                    Fred Gysi
                                                    Senior Vice President
                                                    Finance and Administration
                                                    Principal Accounting Officer