Form 10-Q
period 2000-09-30
THQ INC
filed 2000-11-13
CIK 865570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                  ____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 2000

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

Common stock, $0.01 par value: 20,184,057 shares (as of November 8, 2000).

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


Part I - Financial Information                                                       Page
------------------------------                                                       ----
Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets -
                 September 30, 2000 and December 31, 1999                              3

               Consolidated Statements of Operations -
                 for the Three Months and Nine Months Ended
                 September 30, 2000 and 1999                                           4

               Consolidated Statements of Shareholders' Equity -
                 for the Nine Months Ended September 30, 2000 and
                 the Year Ended December 31, 1999                                      5

               Consolidated Statements of Cash Flows -
                 for the Nine Months Ended September 30, 2000 and 1999                 6

               Notes to Consolidated Financial Statements                              7

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            12

Item 3.        Quantitative and Qualitative Disclosures about Market Risk             19


Part II - Other Information
---------------------------
Item 1.        Legal Proceedings                                                      20

Item 2.        Changes in Securities                                                  20

Item 4.        Submission of Matters to a Vote of Security Holders                    20

Item 6.        Exhibits and Reports on Form 8-K                                       21

Signatures                                                                            23
----------

Part I - Financial Information
Item 1. Consolidated Financial Statements.

                            THQ INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,     December 31,
                                                                          2000              1999
                                                                      -------------     ------------
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                           $ 25,624,000      $ 21,454,000
  Accounts receivable - net                                             38,009,000        97,014,000
  Inventory                                                              5,158,000         5,455,000
  Prepaid and deferred royalties                                        18,438,000        21,891,000
  Software development costs                                            22,070,000        11,640,000
  Deferred income taxes                                                  4,616,000         6,817,000
  Income taxes receivable                                               14,040,000           965,000
  Prepaid expenses and other current assets                             10,155,000         2,225,000
                                                                      ------------      ------------
        Total current assets                                           138,110,000       167,461,000
Property and equipment - net                                             9,196,000         5,746,000
Deferred royalties - net of current portion                              2,508,000         3,371,000
Software development costs - net of current portion                        275,000         1,824,000
Deferred income taxes - net of current portion                           2,865,000         2,865,000
Other long-term assets                                                   7,195,000         2,790,000
                                                                      ------------      ------------
        TOTAL ASSETS                                                  $160,149,000      $184,057,000
                                                                      ============      ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                                     $      --         $ 16,702,000
  Accounts payable                                                      10,738,000        14,540,000
  Accrued expenses                                                      14,850,000        13,105,000
  Accrued royalties                                                     27,259,000        31,254,000
                                                                      ------------      ------------
        Total current liabilities                                       52,847,000        75,601,000
Accrued royalties - net of current portion                                    --             150,000
Commitments and contingencies
Shareholders' equity:
  Preferred stock, par value $.01, 200,000 shares authorized
  but unissued                                                                --                --
Common stock, par value $.01, 35,000,000 shares authorized;
  20,177,009 shares and 19,897,234 shares issued and
  outstanding as of September 30, 2000 and December 31, 1999,
  respectively                                                             202,000           199,000
Additional paid-in capital                                              82,975,000        79,250,000
Accumulated other comprehensive loss                                    (2,232,000)         (842,000)
Retained earnings                                                       26,357,000        29,699,000
                                                                      ------------      ------------
        Total shareholders' equity                                     107,302,000       108,306,000
                                                                      ------------      ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $160,149,000      $184,057,000
                                                                      ============      ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                     --------------------------------      ---------------------------------
                                                          2000                1999              2000                1999
                                                     -------------      -------------      -------------       -------------
Net sales                                            $  53,293,000      $  44,610,000      $ 156,090,000       $ 175,748,000

Costs and expenses:
   Cost of sales                                        19,680,000         18,386,000         62,067,000          76,225,000
   Royalties and project abandonment                    11,757,000          5,812,000         39,584,000          28,499,000
   Product development                                   5,346,000          4,659,000         14,271,000          11,180,000
   Selling and marketing                                 7,707,000          6,701,000         21,996,000          20,811,000
   Payment to venture partner                            1,343,000               --            8,246,000                  --
   General and administrative                            5,117,000          2,993,000         14,914,000          11,057,000
                                                     -------------      -------------      -------------       -------------
Total costs and expenses                                50,950,000         38,551,000        161,078,000         147,772,000
                                                     -------------      -------------      -------------       -------------
Income (loss) from operations                            2,343,000          6,059,000         (4,988,000)         27,976,000
Interest income, net                                       482,000            308,000          1,060,000             911,000
                                                     -------------      -------------      -------------       -------------
Income (loss) before income taxes                        2,825,000          6,367,000         (3,928,000)         28,887,000
Provision (benefit) for income taxes                     1,510,000          2,124,000           (586,000)         11,719,000
                                                     -------------      -------------      -------------       -------------
Net income (loss)                                    $   1,315,000      $   4,243,000      $  (3,342,000)      $  17,168,000
                                                     =============      =============      =============       =============

Net income (loss) per share - basic                  $        0.07      $        0.22      $       (0.17)      $        0.91
                                                     =============      =============      =============       =============
Net income (loss) per share - diluted                $        0.06      $        0.20      $       (0.17)      $        0.82
                                                     =============      =============      =============       =============

Shares used in per share calculation - basic            20,137,000         18,992,000         20,043,000          18,917,000
                                                     =============      =============      =============       =============
Shares used in per share calculation - diluted          21,709,000         21,337,000         20,043,000          21,060,000
                                                     =============      =============      =============       =============


                See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1999 and the Nine Months Ended September 30, 2000

                                                                                    Accumulated
                                                                     Additional        Other
                                              Common      Common      Paid-in      Comprehensive       Retained
                                              Shares      Amount      Capital      Income (Loss)       Earnings         Total
                                           -----------   --------   -----------    -------------    -------------   ------------
Balance at January 1, 1999                  18,768,591   $129,000   $63,503,000     $    60,000      $(1,627,000)   $ 62,065,000
Exercise of warrants and options             1,128,643      8,000     4,955,000            --               --         4,963,000
Issuance of warrants                              --         --       3,627,000            --               --         3,627,000
Stock compensation                                --         --         464,000            --               --           464,000
Tax benefit related to the exercise of
  employee stock options                          --         --       6,763,000            --               --         6,763,000
Three-for-two stock dividend                      --       62,000       (62,000)           --               --              --
Comprehensive income:
  Net income                                      --         --            --              --         31,326,000      31,326,000
  Other comprehensive loss
      Foreign currency translation
        adjustment                                --         --            --          (902,000)            --          (902,000)
                                                                                                                    ------------
Comprehensive income                              --         --            --              --               --        30,424,000
                                           -----------   --------   -----------    ------------      -----------    ------------
Balance at December 31, 1999                19,897,234    199,000    79,250,000        (842,000)      29,699,000     108,306,000
Exercise of warrants and options               279,775      3,000     3,012,000            --               --         3,015,000
Stock compensation                                --         --         304,000            --               --           304,000
Tax benefit related to the exercise of
  employee stock options                          --         --         409,000            --               --           409,000
Comprehensive loss:
  Net loss                                        --         --            --              --         (3,342,000)     (3,342,000)
  Other comprehensive loss
    Foreign currency translation
      adjustment                                  --         --            --        (1,390,000)            --        (1,390,000)
                                                                                                                    ------------
Comprehensive loss                                --         --            --              --               --        (4,732,000)
                                           -----------   --------   -----------    ------------      -----------    ------------
Balance at September 30, 2000               20,177,009   $202,000   $82,975,000     $(2,232,000)     $26,357,000    $107,302,000
                                           ===========   ========   ===========    ============      ===========    ============

                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                          September 30,
                                                                -------------------------------
                                                                    2000               1999
                                                                ------------       ------------
Cash flows from operating activities:
Net income (loss)                                               $ (3,342,000)      $ 17,168,000
Adjustments to reconcile net income (loss) to net
  Cash provided by operating activities:
  Depreciation and amortization                                    2,547,000          1,163,000
  Provision for doubtful accounts, discounts and returns          19,835,000         19,064,000
  Loss on disposal of fixed assets                                   105,000             49,000
  Stock compensation                                                 304,000            307,000
  Tax benefit from disqualified disposition                          409,000          1,633,000
  Deferred income taxes                                            2,177,000           (815,000)
Changes in operating assets and liabilities:
  Accounts receivable                                             37,744,000          4,189,000
  Inventory                                                           39,000         11,563,000
  Prepaid and deferred royalties and
    software development costs                                   (13,719,000)        (9,753,000)
  Prepaid expenses and other current assets                       (8,434,000)        (2,618,000)
  Accounts payable and accrued expenses                           (1,090,000)        (6,506,000)
  Accrued royalties                                                4,879,000         (9,222,000)
  Income taxes payable                                           (13,083,000)        (7,453,000)
                                                                ------------       ------------
Net cash provided by operating activities                         28,371,000         18,769,000

Cash flows used in investing activities:
  Proceeds from sale of property and equipment                        75,000             30,000
  Acquisition of property and equipment                           (5,741,000)        (1,629,000)
  Investment in Yuke's Co., Ltd. (See Footnote 6)                 (5,020,000)              --
  Decrease (Increase) in other long-term assets                       38,000         (1,634,000)
                                                                ------------       ------------
Net cash used in investing activities                            (10,648,000)        (3,233,000)

Cash flows used in financing activities:
  Net decrease in short-term borrowings                          (16,702,000)        (9,586,000)
  Proceeds from exercise of options and warrants                   3,015,000          2,045,000
                                                                ------------       ------------
Net cash used in financing activities                            (13,687,000)        (7,541,000)

Effect of exchange rate changes on cash                              134,000            (84,000)
                                                                ------------       ------------

Net increase in cash and cash equivalents                          4,170,000          7,911,000
Cash and cash equivalents - beginning of period                   21,454,000         19,114,000
                                                                ------------       ------------
Cash and cash equivalents - end of period                       $ 25,624,000       $ 27,025,000
                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes                                                    $  5,369,000       $ 19,519,000
                                                                ============       ============
Interest                                                        $    190,000       $    229,000
                                                                ============       ============


                 See notes to consolidated financial statements.

                            THQ INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Unaudited Interim Financial Information. These financial statements have been prepared by us, without audit, in accordance to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K/A for the year ended December 31, 1999.

        In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or for any other interim period.

        Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented herein:

                                                     For the Three Months Ended           For the Nine Months Ended
                                                            September 30,                       September 30,
                                                   ------------------------------      -------------------------------
                                                        2000             1999              2000               1999
                                                   ------------      ------------      ------------       ------------
Net income (loss) used to compute basic
  and diluted earnings per share                   $  1,315,000      $  4,243,000      $ (3,342,000)      $ 17,168,000
                                                   ============      ============      ============       ============
Weighted average number of shares
  outstanding - basic                                20,137,000        18,992,000        20,043,000         18,917,000
Dilutive effect of stock options and warrants         1,572,000         2,345,000              --            2,143,000
                                                   ------------      ------------      ------------       ------------
Number of shares used to compute earnings
  per share - diluted                                21,709,000        21,337,000        20,043,000         21,060,000
                                                   ============      ============      ============       ============

        Recently Issued Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" which establishes accounting and reporting standards for derivative instruments and hedging activities. The terms of SFAS 133 and SFAS 138 are effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. We are currently evaluating the potential impact of SFAS No. 133, No. 137 and No. 138.

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

2.      BUSINESS COMBINATION

        On August 31, 2000 we completed the acquisition of Volition, Inc., a Delaware corporation ("Volition"). In connection with this transaction, and pursuant to an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, we issued 890,110 shares of our common stock to stockholders of Volition. We also assumed existing Volition employee stock options that provide for the future issuance of 109,890 shares of our common stock.

        The acquisition has been accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if Volition had always been part of our company.

        All transactions between Volition and us have been eliminated in the consolidated financial statements. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                         For the Three Months Ended             For the Nine Months Ended
Net Sales                                      September 30,                          September 30,
                                      -------------------------------       ---------------------------------
                                          2000               1999                2000                1999
                                      ------------       ------------       -------------       -------------
THQ Inc.                              $ 53,259,000       $ 44,310,000       $ 156,039,000       $ 174,728,000
Volition                                   404,000          1,527,000           1,906,000           2,247,000
Intercompany elimination                  (370,000)        (1,227,000)         (1,855,000)         (1,227,000)
                                      ------------       ------------       -------------       -------------
Combined                              $ 53,293,000       $ 44,610,000       $ 156,090,000       $ 175,748,000
                                      ============       ============       =============       =============

                                         For the Three Months Ended             For the Nine Months Ended
Net Income (Loss)                              September 30,                          September 30,
                                      -------------------------------       ---------------------------------
                                          2000               1999                2000                1999
                                      ------------       ------------       -------------       -------------
THQ Inc.                              $  2,413,000       $  4,711,000       $    (669,000)      $  18,065,000
Volition                                  (728,000)           759,000            (818,000)            330,000
Intercompany elimination                  (370,000)        (1,227,000)         (1,855,000)         (1,227,000)
                                      ------------       ------------       -------------       -------------
Combined                              $  1,315,000       $  4,243,000       $  (3,342,000)      $  17,168,000
                                      ============       ============       =============       =============

3.      CREDIT FACILITY

        On August 31, 2000, and as amended in October 2000, we entered into a Revolving Credit Agreement with Union Bank of California and a syndicate of other financial institutions. This agreement expires on July 1, 2001 and permits us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $50,000,000, subject to the following:

        We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate for up to $35,000,000 for September; $50,000,000 between October 1, 2000 and December 31, 2000; $35,000,000 for
January 2001; and $20,000,000 between February 1, 2001 and June 30, 2001.

        In addition, outstanding borrowings cannot exceed $15,000,000 for September; $30,000,000 from October 1 through October 31, 2000; $50,000,000 from November 1, 2000 through December 31, 2000; $35,000,000 from January 1, 2001 through January 31, 2001; and $15,000,000 from February 1, 2001 to June 30, 2001.

        We are also required to not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

        This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (9.5% at September 30, 2000) or b) the London Interbank Offered Rate (8.66% at September 30, 2000) plus 1.85%. As of September 30, 2000 we had approximately $32,496,000 in obligations with respect to outstanding letters of credit and no outstanding borrowings.

4.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at September 30, 2000 and December 31, 1999 are composed of the following:

                                                 September 30,      December 31,
                                                     2000               1999
                                                 -------------      ------------
Accounts receivable -- domestic                  $ 42,544,000       $ 93,828,000
Other receivables -- domestic                         857,000          1,469,000
Allowance for domestic returns and doubtful
  accounts                                        (13,766,000)       (16,845,000)
Accounts receivable -- foreign                     15,201,000         25,888,000
Allowance for foreign returns and doubtful
  accounts                                         (6,827,000)        (7,326,000)
                                                 ------------       ------------
Accounts receivable -- net                       $ 38,009,000       $ 97,014,000
                                                 ============       ============

5.      STOCK COMPENSATION

        Pacific Coast Power and Light ("PCP&L"), which we acquired on May 24, 1999, and Genetic Anomalies ("GA"), which we acquired on December 20, 1999, granted stock options to employees at prices below their respective fair market values. The difference between the fair market value and the option grant price is amortized and recognized over the option vesting period, generally four and three years, respectively. For the three months ended September 30, 2000 and 1999, stock-based compensation of $101,000 and $102,000, respectively, was amortized to expense. For the nine months ended September 30, 2000 and 1999, stock-based compensation of $304,000 and $366,000, respectively, was amortized to expense. As of September 30, 2000 and December 31, 1999 we had unamortized stock-based compensation expense of $806,000 and $1,110,000, respectively.

        On June 8, 2000, the Board of Directors approved the THQ Inc. Nonexecutive Employee Stock Option Plan (the "Plan"). The Plan has primarily the same attributes as the 1990 Amended and Restated Option Plan (the "1990 Plan") and the 1997 Amended and Restated Option Plan (the "1997 Plan"), but participation is reserved for employees who are not executive officers and under the Plan, only nonqualified options will be granted. The Plan provides for the issuance of up to 550,000 shares, of which no more than 20% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All statements relating to our objectives, strategies, plans, intentions, and expectations, and all statements (other than statements of historical facts) that address actions, events, or circumstances that we expect, believe, or intend will occur in the future, are forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in our Current Report on Form 8-K, filed on November 13, 2000 with the Securities and Exchange Commission and incorporated herein by reference.

OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sega and Sony and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                        Three Months                     Nine Months
                                     Ended September 30,             Ended September 30,
                                    --------------------            --------------------
        Platform                    2000            1999            2000            1999
                                    ----            ----            ----            ----
Nintendo 64                          14%             38%             17%             32%
PlayStation                          26%             34%             44%             45%
Game Boy / Game Boy Color            32%             10%             27%             10%
PC CD-ROM                            12%             14%              6%             11%
Dreamcast                            15%             --               5%             --
Other                                 1%              4%              1%              2%

        Our business cycle generally commences with the securing of a license to publish one or more titles based on a property. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. After obtaining the license, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse in California for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers' locations at their expense.

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

        At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the nine months ended September 30, 2000, and September 30, 1999, provisions of $19.8 million and $19.1 million, respectively, were taken against gross sales made during such periods. As of September 30, 2000, our aggregate allowance against accounts receivable for returns, customer accommodations and doubtful accounts was $21 million.

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

RESULTS OF OPERATIONS

        Net loss for the nine months ended September 30, 2000 was $3,342,000 ($0.17 per diluted share), as compared to net income of $17,168,000 ($0.82 per diluted share) for the same period in 1999. The 2000 results were negatively impacted by a one-time non-cash charge, as discussed below, totaling $9.8 million before taxes and $5.9 million after taxes ($0.29 per diluted share).

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

Cost of sales                                             $   572,000
Royalties and project abandonment                           8,531,000
Product development                                           102,000
Selling and marketing                                          56,000
General and administrative                                    528,000
                                                          -----------
                                                          $ 9,789,000
                                                          ===========

Net Sales

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                            Three Months              Nine Months
                                         Ended September 30,       Ended September 30,
                                         -------------------       ------------------
                                          2000          1999        2000         1999
                                         -----         -----       -----        -----
Domestic sales                            75.5%         58.3%       74.0%        73.9%
Foreign sales                             24.5          41.7        26.0         26.1
                                         -----         -----       -----        -----
Net sales                                100.0%        100.0%      100.0%       100.0%
Costs and expenses:
 Cost of sales                            36.9%         41.2%       39.8%        43.4%
 Royalties and project abandonment        22.1          13.0        25.4         16.2
 Product development                      10.0          10.5         9.1          6.4
 Selling and marketing                    14.5          15.0        14.1         11.8
 Payment to venture partner                2.5           --          5.3          --
 General and administrative                9.6           6.7         9.5          6.3
                                         -----         -----       -----        -----
Total costs and expenses                  95.6%         86.4%      103.2%        84.1%
                                         -----         -----       -----        -----
Income (loss) from operations              4.4%         13.6%       (3.2)%       15.9%
Interest income -- net                     0.9           0.7         0.7          0.5
                                         -----         -----       -----        -----
Income (loss) before income taxes          5.3%         14.3%       (2.5)%       16.4%
                                         -----         -----       -----        -----
Net income (loss)                          2.5%          9.5%       (2.1)%        9.8%
                                         =====         =====       =====        =====


Title Releases

        The following table sets forth, for the three months and nine months ended September 30, 2000 and 1999, the number of titles released during such periods for the platforms indicated:

                         Three Months Ended       Nine Months Ended
                           September 30,            September 30,
                         ------------------       -----------------
                          2000        1999        2000        1999
                          ----        ----        ----        ----
  Nintendo 64               1           3           1           6
  PlayStation               5           3           8           5
  Game Boy Color            5          --          12           2
  PC CD-ROM                 5           5           6          10
  Dreamcast                 2          --           2          --
                           --          --          --          --
            Total          18          11          29          23
                           ==          ==          ==          ==

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000, TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

        Our net sales increased to $53,293,000 in the three months ended September 30, 2000, from $44,610,000 in the same period of 1999, as a result of an increased number of titles being shipped. Revenues for the three months ended September 30, 2000, included sales of WWF Royal Rumble for the Sega Dreamcast; Rugrats Totally Angelica for the Game Boy Color; Power Rangers Lightspeed Rescue for the PlayStation, Game Boy Color and the Nintendo 64 and continued strong worldwide sales of WWF Smackdown for PlayStation. For the three months ended September 30, 2000, net sales of titles for WWF, Power Rangers and Rugrats were $14,059,000 (26.4% of net sales), $9,254,000 (17.4% of net sales) and $4,640,000
(8.7% of net sales), respectively. Revenues during the three months ended September 30, 1999 were impacted favorably by the continuing sales of Rugrats titles and the release of Road Rash for the Nintendo 64 and Championship Motocross for the PlayStation.

        Our net sales decreased to $156,090,000 in the nine months ended September 30, 2000, from $175,748,000 in the same period of 1999, primarily as a result of a decrease in unit volumes for titles released on the Nintendo 64 and PlayStation platforms as the market transitions to a new generation of game platforms.

        For the nine months ended September 30, 2000 our foreign net sales remained relatively constant as a percentage of net sales at 26.0%, versus 26.1% in the same period of 1999, and decreased in dollar terms to $40,545,000 from $45,896,000. Foreign net sales decreased to $13,070,000 (24.5% of net sales) for the three months ended September 30, 2000 from $18,590,000 (41.7% of net sales). This decrease is primarily related to the unfavorable impact of foreign currency translation rates and a decrease in unit volumes for titles released on the Nintendo 64 and PlayStation platforms as the market transitions to a new generation of game platforms.

        Our cost of sales for the three months ended September 30, 2000 decreased as a percentage of net sales to 36.9% from 41.2% in the same period of 1999. Cost of sales for the nine months ended September 30, 2000, also decreased as a percentage of net sales to 39.8% from 43.4% in the same period of 1999. During 2000, we have sold a higher proportion of PlayStation and Game Boy Color titles both which have higher gross margins than Nintendo 64 games.

        Our royalties and project abandonment expense for the three months ended September 30, 2000 increased as a percentage of net sales to 22.1% from 13.0% for the same period of 1999. This increase is primarily due to a change in our product mix from Nintendo 64 titles to other platforms which carry higher royalty rates. Royalties and project abandonment expense also increased as a percentage of net sales for the nine months ended September 30, 2000, to 25.4% from 16.2% for the same period of 1999. This increase, in addition to our change in product mix, is also due to a one-time charge (See "-- One-Time Non-Cash Charge") during the second quarter related to the write down of certain products for which development was discontinued or that were not expected to earn out at contractual rates. Excluding this one-time non-cash charge, royalties and project abandonment expense increased as a percentage of net sales for the nine months ended September 30, 2000, to 19.9% of net sales as compared to 16.2% of net sales for 1999. Royalties and project abandonment during the first nine months of 1999 were impacted by LucasArts products released in Germany which have lower margins but no explicit royalties.

        Product development expense for the three months and nine months ended September 30, 2000, increased $687,000 and $3,091,000 over the same periods of 1999. This increase is due to a greater number of titles currently in development and the continued growth of our internal studios.

        For the three months ended September 30, 2000, selling and marketing expenses remained relatively constant as a percentage of net sales at 14.5%, from 15.0% for the same period of 1999. Selling and marketing expense increased slightly to $21,996,000 for the nine months ended September 30, 2000, from $20,811,000 in the same period of 1999, and, as a result of lower domestic sales volumes, increased as a percentage of net sales to 14.1% from 11.8%. During 2000, we anticipate that selling and marketing expenses will continue to be a higher percentage of net sales than in the prior year due to more aggressive advertising support for key titles.

        THQ incurs an expense and pays JAKKS Pacific a preferred return on product sales and other income derived from the WWF license. For the three months and nine months ended September 30, 2000 the amount incurred for such preferred returns was $1,343,000 and $8,246,000, respectively. Because the license with the WWF was not effective until November 1999, there were no WWF product sales in the first three quarters of 1999.

        Our general and administrative expenses for the three months and nine months ended September 30, 2000 increased by $2,124,000 and $3,857,000, compared to the same periods of 1999, which represents an increase in percentage of net sales to 9.6% and 9.5% from 6.7% and 6.3%, respectively. The increase occurred in response to both the growth in our internal studios and the addition of our two new foreign operations in France and Australia. We anticipate that, because of the seasonality of sales, general and administrative expenses, as a percentage of net sales, should decline in the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

        Our cash and cash equivalents increased $4,170,000 from $21,454,000 at December 31, 1999 to $25,624,000 at September 30, 2000, and were $20,548,000 as of November 8, 2000. Cash provided by operating activities for the nine months ended September 30, 2000 was $28,371,000, primarily due to the collection of accounts receivable during the post-holiday season offset by an increase in software development payments, payments for income taxes and prepayments for product.

        The amount of our accounts receivable is subject to significant quarterly variations as a consequence of the seasonality of our sales and is typically highest at the end of the year. These seasonal variations are responsible for the substantial decrease in accounts receivable from December 31, 1999 to September 30, 2000 as the sales generated during the fourth quarter of 1999 were collected.

        Prepaid and deferred royalties decreased from December 31, 1999 as we earned out royalties on a number of our major license agreements and also as a result of the one-time non-cash charge. Software development costs increased during the same time period due to a larger number of titles in production from both internal and external developers. Accrued royalties decreased due to royalty payments made in the first half of 2000 for sales from the fourth quarter of 1999. As of September 30, 2000, we had obligations with respect to future guaranteed minimum royalties of $27,259,000.

        Income taxes receivable increased from December 1999 due to timing differences that result between payment of estimated taxes and income tax expense.

        The decrease in our lines of credit is attributable to the collection of accounts receivable during the past holiday season, as well as a reduction in product purchases during the first nine months of 2000 as compared to those incurred during the year-end holiday buying season. We expect that there will be outstanding borrowings under the lines of credit at year end.

        Accounts payable and accrued expenses decreased from December 31, 1999 as a result of a decrease in the purchases of product and the timing of payments.

        Our working capital requirements are greatest during our third and fourth quarters. We believe that cash on hand, funds provided by operations, and our borrowing capabilities will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 2000.

        Net cash used in investing activities for the nine months ended September 30, 2000 was $10,648,000 and was primarily utilized to invest in Yuke's ($5,020,000) and additional capital expenditures ($5,741,000), consisting primarily of the implementation of a new operational and financial system and the acquisition of next generation development tools.

        Net cash used in financing activities for the nine months ended September 30, 2000 was $13,687,000, and was attributable to the repayment of short-term borrowings.

        Credit Facilities. On August 31, 2000, and as amended in October 2000, we entered into a Revolving Credit Agreement with Union Bank of California and a syndicate of other financial institutions. This agreement expires on July 1, 2001 and permits us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $50,000,000, subject to the following:

        We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate for up to $35,000,000 for September; $50,000,000 between October 1, 2000 and December 31, 2000; $35,000,000 for
January 2001; and $20,000,000 between February 1, 2001 and June 30, 2001.

        In addition, outstanding borrowings cannot exceed $15,000,000 for September; $30,000,000 from October 1 through October 31, 2000; $50,000,000 from November 1, 2000 through December 31, 2000; $35,000,000 from January 1, 2001 through January 31, 2001; and $15,000,000 from February 1, 2001 to June 30, 2001.

        We are also required to not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

        This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (9.5% at September 30, 2000) or b) the London Interbank Offered Rate (8.66% at September 30, 2000) plus 1.85%. As of September 30, 2000, we had no outstanding borrowings under these facilities and had obligations in respect of outstanding letters of credit for $32,496,000. As of November 8, 2000 we had no outstanding borrowings and obligations in respect of outstanding letters of credit were $38,073,000.

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

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. During the nine months ended September 30, 2000, our foreign currency translation loss adjustment was $1,390,000. We do not believe that a hypothetical 10% change in the relevant currency rates at September 30, 2000 would result in a material gain or loss. In addition to the direct effects of changes in exchange rates, which impact the dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.



                   -------------------------------------------

Part II - Other Information

Item 1. Legal Proceedings

        The legal proceedings previously disclosed in Part I, Item 3 of the 10-K/A for fiscal year ended December 31, 1999, filed on April 28, 2000 have had developments in the third quarter. On September 11, 2000, our Motion to Dismiss was granted with leave to amend and the plaintiffs so amended their complaints on October 2, 2000. We filed a Second Motion to Dismiss on October 23, 2000. We believe the claims are without merit, and intend to vigorously defend against them.

Item 2. Changes in Securities

        On August 31, 2000 we completed the acquisition of Volition, Inc., a Delaware corporation ("Volition"). In connection with this transaction, and pursuant to an exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, we issued 890,110 shares of our common stock to stockholders of Volition. We also assumed existing Volition employee stock options that provide for the future issuance of 109,890 shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2000 Annual Meeting of Shareholders on July 21, 2000. The following matters were decided:

                1.      Six directors were elected:

                                                   Votes             Votes
                                                    For             Withheld
                                                 ----------         ---------
                        Brian J. Farrell         14,967,492           302,993
                        Jeffrey C. Lapin         14,960,494           309,991
                        Lawrence Burstein        14,947,496           322,989
                        Bruce Jagid              13,915,934         1,354,551
                        James L. Whims           14,963,135           307,350
                        L. Greg Ballard          14,971,754           298,731

        The above numbers have been corrected from the second quarter 10-Q filed on August 14, 2000 due to an error in the number of votes received from the transfer agent.

                2. An amendment to our 1997 Stock Option Plan was approved. This amendment: (a) restricts the number of shares of common stock for which new option grants may be made in any fiscal year to any one single person to 300,000 shares, (b) authorizes our Compensation Committee, in limited circumstances, to grant replacement options for the tax and accounting benefit of the company (provided that such replacement options shall not include additional benefits and shall have an exercise price that is not lower than the option being replaced), and (c) makes certain technical, clarifying changes to the tax withholding and adjustment provisions of the plan. The amendment was approved by a vote of 14,372,341 for, 835,126 against, and 63,018 abstaining.

Item 6.         Exhibits and Reports on Form 8-K.

                (a)       Exhibits.

                Number                               Title

                 2 Agreement of Merger dated as of August 31, 2000, among the Company, Volition Acquisition Company and Volition,
                          Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated
                          September 15, 1999).

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

                 3.3      Amended and Restated Bylaws (incorporated by reference to
                          Exhibit 3 to the Registrant's Current Report on Form 8-K
                          dated June 22, 2000 (the "June 8-K")).

                 3.4      Certificate of Designation of Series A Junior Participating
                          Preferred Stock of THQ Inc. (incorporated by reference to
                          Exhibit A to the Stockholders Rights Agreement dated as of
                          June 21, 2000 between the Company and American Stock
                          Transfer & Trust Company, as Rights Agent ("Rights Agreement"),
                          which is Exhibit 4 to the June 8-K).

                 4.1      Rights Agreement (incorporated by reference to Exhibit 4 to the
                          June 8-K).

               *10.1      Revolving Credit Agreement, dated as of August 31, 2000 by and between the Company, the Lenders named therein, and Union Bank of California,
                          N.A. ("Union Bank"), as Agent.

                  *10.2 First Amendment to Revolving Credit Agreement, dated as of October 23, 2000 between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific
                          Century Bank, N.A.

                  *27     Financial Data Schedule.

                   99 Risk Factors (incorporated by reference to Item 5 of the Registrant's Current Report on Form 8-K filed on
                          November 13, 2000 (File No. 001-15959)).

                *Filed herewith.

                        (b)     Reports on Form 8-K

                        (i) Current Report on Form 8-K dated September 15, 2000, reporting under Item 2.

                        (ii) Current Report on Form 8-K dated November 13, 2000, reporting under Item 5.