Form 10-K405
period 2000-12-31
THQ INC
filed 2001-03-29
CIK 865570

================================================================================

                                                  ----------------------------
                                                    OMB APPROVAL
                                                  ----------------------------
                                                    OMB Number: 3235-0063
                                                  ----------------------------
                                                    Expires: March 31, 2003
                                                  ----------------------------
                                                    Estimated average burden
                                                    hours per response: 430.00
                                                  ----------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-18813

                                    THQ INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         Preferred Stock Purchase Rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2001, approximately 20,989,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $768,395,000.

================================================================================

                                    THQ INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

----------------------------------------------------------------------------------------------

                                         ITEMS IN FORM 10-K                            PAGE
                  -----------------------------------------------------------------  --------
Facing page

PART I
    Item 1.       Business.                                                                 1
    Item 2.       Properties.                                                              14
    Item 3.       Legal Proceedings.                                                       15
    Item 4.       Submission of Matters to a Vote of Security Holders.                     15

PART II
    Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                     16
    Item 6.       Selected Financial Data.                                                 16
    Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                   18
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.              26
    Item 8        Financial Statements and Supplementary Data                              27
    Item 9        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.                                                    27

PART III
    Item 10.      Directors and Executive Officers of the Registrant.                      28
    Item 11.      Executive Compensation.                                                  30
    Item 12.      Security Ownership of Certain Beneficial Owners and Management.          36
    Item 13.      Certain Relationships and Related Transactions.                          37

PART IV
    Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.          38

Signatures                                                                                 40

        This Annual Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements relating to our objectives, strategies, plans, intentions and expectations, and all statements (other than statements of historical facts) that address actions, events or circumstances that we expect, believe or intend will occur in the future, are forward-looking statements. Prospective investors are cautioned that any such forward-looking statements involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various uncertainties, including, without limitation, uncertainties relating to the interactive entertainment software industry and other factors, as more specifically set forth in our report on Form 8-K, filed on November 13, 2000, with the Securities and Exchange Commission.


                                     PART I


ITEM 1. BUSINESS


INTRODUCTION

        We are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. We currently publish titles for Sony's PlayStation and PlayStation 2, Nintendo 64, Nintendo Game Boy Color, and personal computers ("PCs") in most interactive software genres, including childrens, action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Electronics Boutique, Target, Kmart Stores, Babbages Etc., Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains and specialty retailers.

        Our games are based on intellectual property licensed from third parties or created internally. We continually seek to identify and develop titles based upon entertainment projects (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our games are developed both internally and under contract with independent developers. Other than games that we release on CD-ROM for use on PCs, all of our products consist of cartridges, CD-ROMs and DVDs manufactured for us by Nintendo and Sony.

        In the year ended December 31, 2000, our net sales increased to $347.0 million from $303.5 million in 1999, $216.7 million in 1998 and $90.2 million in 1997. During the year ended December 31, 2000, our net income was $18.2 million, as compared to our 1999 net income of $31.3 million. This change in net income reflects the impact of a platform transition year and an increase in development and overhead costs as we prepare for the next generation of console systems.

        We are a Delaware corporation that was incorporated in 1997. We were formerly incorporated in New York in 1989 under the name Trinity Acquisition Corporation, which changed its name in 1990 to T.HQ, Inc. through a merger with T.HQ, Inc., a California corporation. Our principal executive offices are located at 27001 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-5000. Our web site is at www.thq.com.

        THQ(R)is our registered trademark and trade name. Nintendo(R), Nintendo Entertainment System(R)("NES"), Super Nintendo Entertainment System(R)("SNES"), Game Boy(R), Game Boy

Color(R), Game Boy Advance(R), Gamecube(R)and Nintendo 64(R)are registered trademarks of Nintendo of America, Inc. ("Nintendo"). Sega(R), Genesis(R), Game Gear(R), Saturn(R)and Dreamcast(R)are registered trademarks of Sega of America, Inc. ("Sega"). Sony PlayStation(R)and Sony PlayStation 2(R)are registered trademarks of Sony Computer Entertainment Inc. ("Sony"). Microsoft XBox(R)is a registered trademark of Microsoft Corporation ("Microsoft"). Nintendo and Sony are referred to herein collectively as the "manufacturers."


THE INTERACTIVE ENTERTAINMENT INDUSTRY AND TECHNOLOGY

        The home interactive game market consists both of (i) cartridge-based, CD-ROM-based and DVD based software for use solely on dedicated hardware systems, and (ii) software distributed on CD-ROMs for use on PCs. Until 1996, most software for dedicated platforms was sold in cartridge form. Since then, CD-ROMs and DVDs have become increasingly popular because they have substantially greater data storage capacity and lower manufacturing costs than cartridges.

        The first modern platform was introduced by Nintendo in 1985 using "8-bit" technology. "8-bit" means that the central processing unit, or "chip," on which the software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the platforms and PCs. As the technology of the hardware has advanced, the software designed for the platforms has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of DVDs and other disk media for systems such as the Sony PlayStation 2 and the yet to be released Microsoft Xbox and the Nintendo Gamecube enables them to provide richer content and longer play. This new generation of systems are based primarily on 128-bit technology, however, the 32-bit and 64-bit technology platforms are still providing markets for software.

        The following table sets forth the year in which each of the manufacturers' platforms, for which we have published titles and technology, released in the United States:

                                               DATE OF U.S.
      MANUFACTURER         PRODUCT NAME        INTRODUCTION       TECHNOLOGY
      ------------         ------------        ------------    -----------------
      Nintendo             NES                      1985                   8-bit
      Nintendo             Game Boy                 1989        8-bit (portable)
      Sega                 Game Gear                1991        8-bit (portable)
      Sega                 Genesis                  1989                  16-bit
      Nintendo             SNES                     1991                  16-bit
      Sega                 Saturn                   1995                  32-bit
      Sony                 PlayStation              1995                  32-bit
      Nintendo             Nintendo 64              1996                  64-bit
      Nintendo             Game Boy Color           1998       16-bit (portable)
      Sega                 Dreamcast                1999                 128-bit
      Sony                 PlayStation 2            2000                 128-bit

        Sony launched the successor to the PlayStation, the PlayStation 2, in the U.S. market in October 2000. Nintendo has plans to launch the handheld Game Boy Advance platform in the summer of 2001, as well as another new console platform in the fall of 2001 called the Gamecube. Microsoft has also announced a new platform, Xbox, scheduled to debut in the fall of 2001. We have indicated that we will publish for these new platforms. Software for the new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.


BUSINESS STRATEGY

        Our goals are to increase market share and expand our position as a leading provider of exciting, high-quality interactive entertainment software on a variety of platforms, to intelligently take advantage of opportunities provided by the Internet and wireless handheld devices, and to continue to emphasize profitability by maintaining strict cost controls and managing the risks associated with software development. In order to achieve these goals, management is focused on implementing the following strategies:

- Build Diversified Portfolio of Brands. Brand recognition and sustainable consumer appeal allow us to exploit titles over an extended period of time through the release of sequels and extensions and to re-release such products at different price points. Brands represent content which we believe have continuing value and over which we have control either by developing our own proprietary titles or by obtaining exclusive licenses to established properties for extended time periods. During 2000 we continued to support our key brands, World Wrestling Federation and Nickelodeon's Rugrats, with titles released on multiple platforms. We also launched four new brands, including Power Rangers, Scooby-Doo, Summoner and Evil Dead. We intend to continue to obtain new licenses with broad consumer appeal, as evidenced by our recent deal with Mattel for its Matchbox and HotWheels properties, and to further invest in internal brands by developing original content such as Red Faction, RMX racing and New Legends.

- Technology and Internal Development. We intend to publish for all of the next generation video game systems which we believe will attain a significant installed base of hardware. The expansion of our product development department to over 200 employees strengthens our position to take full advantage of new game technology. Our first PlayStation 2 product, Summoner, was available at the launch of the new hardware platform and was developed by our internal development studio, Volition, acquired in August 2000. Volition's mission is to bring original content to the PlayStation 2, PC and possibly other platforms, as evidenced by the expected Spring, 2001 release of Red Faction. Pacific Coast Power & Light Company is focused on bringing our motocross brand RMX 2002 to the PlayStation 2 and Xbox platforms. Heavy Iron Studios is currently working on Evil Dead and Scooby-Doo titles for next generation platforms. Helixe is developing games for Nintendo's Game Boy Advance platform.

- On-line Gaming/E-Commerce. Our first on-line title, WWF: With Authority, was released in February 2001. This title is currently accessible through the World Wrestling Federation Entertainment, Inc.'s (the "WWF") website. WWF:
    With Authority was developed by one of our internal studios, Genetic Anomalies. Genetic Anomalies' "Collectible Bits" technology has application to both on-line gaming and E-Commerce environments. Further, we are examining opportunities for bringing our mass-market brands to games playable over the Internet while preparing to take advantage of the on-line capabilities of new console systems and broadband connectivity.

- Wireless Gaming. We intend to leverage our handheld videogame expertise in delivering interactive entertainment experiences to cell phone and mobile device owners worldwide. In September 2000 we completed an agreement with Siemens AG's Information and Communication Mobile division to create games for Siemens' mobile devices. These devices range from WAP-enabled mobile phones to Windows-based devices with multimedia, wireless Internet and mobile phone capabilities. The first games under this new agreement are scheduled for worldwide release in 2001. We believe that many of our intellectual properties may have wireless game applications.

- Expand Global Reach. We believe we can expand our presence in foreign markets. Industry estimates indicate that the international market for interactive software is roughly equal to the U.S. market. Foreign marketing and distribution capabilities were expanded in 2000 with the opening of new sales and marketing offices in France and Australia. To further grow in foreign markets, we intend to continue to build brands that have global consumer appeal. Additionally, we will acquire or develop properties that primarily appeal to consumers in Europe and other non-U.S. territories. We will also seek applications of newer technologies (e.g. on-line gaming or wireless gaming) that have special appeal in territories outside of the U.S.

- Continue to Exploit the Game Boy Color and Publish for the Game Boy Advance Platforms. As the largest independent domestic publisher of Game Boy titles (according to the NPD's TRST data), we will continue to take advantage of this platform and its successor, the Game Boy Advance (scheduled to launch in June 2001). Our market position makes us an attractive partner for intellectual property holders wanting to put their products on the Game Boy systems as evidenced by our recent agreements with Nickelodeon for SpongeBob SquarePants, Rocket Power, The Wild Thornberrys and Jimmy Neutron and Mattel for the Matchbox and HotWheels franchises. The relative low cost of developing games for the Game Boy, combined with the platform's large installed base, provides the opportunity to generate continuing sales and profits from this system with less risk than other platforms.

- Enhance Margins, Maintain Cost Controls and Manage Risk. Our continuing objective is to be among the most profitable companies in the videogame industry. We believe this can be achieved by:

        -  Continuing to shift more of our products to higher margin.

        -  CD-ROM and DVD platforms.

        - Utilizing strict ordering and inventory controls to reduce the risk of excessive or obsolete inventory.

        - Proactively working with key customers to manage field inventories, reduce the need for allowances or price protection, accelerate cash collection and lower accounts receivable balances.

        - Carefully scrutinizing costs and incurring less overhead than our competitors.

        - Building an infrastructure of experienced management and financial and operating systems that can be leveraged as the company grows.

        We intend to continue pursuing potential acquisition transactions consistent with these strategies. In addition, in order to create a closer relationship with independent developers, we may from time to time make investments or acquire interests in independent developers.


TITLES

        We have released an aggregate of 253 titles as of December 31, 2000 consisting of 13 NES titles, 82 Game Boy/Game Boy Color titles, 7 Sega Game Gear titles, 14 Sega Genesis titles, 47 SNES titles, 3 Sega Saturn titles, 41 Sony PlayStation titles, 17 Nintendo 64 titles, 4 Sega Dreamcast titles, 1 Sony PlayStation 2 title and 24 PC titles. We continually seek to acquire licenses to publish and distribute additional titles.

        The following tables set forth, for each platform, the titles (i) released by us in 2000 and anticipated to be released in 2001, and (ii) the date of release (or anticipated release) of each title. We cannot assure you that each of the titles anticipated for release in 2001 will be released when scheduled, if ever.

                             TITLES RELEASED IN 2000
------------------------------------------------------------------------------------------
                 TITLE                        CATEGORY            PLATFORM           DATE
------------------------------------------------------------------------------------------
Tiger Woods PGA Tour 2000               Sports               Game Boy Color          1/00
Brunswick Pro Bowling                   Sports               PlayStation             2/00
WWF SmackDown!                          Fighting             PlayStation             3/00
Force Commander(1)                      Strategy             PC CD-ROM               3/00
Jedi Power Battle                       Action/Adventure     PlayStation             4/00
Rugrats:  Totally Angelica              Childrens Games      Game Boy Color          5/00
Triple Play 2001                        Sports               Game Boy Color          5/00
CROC                                    Action               Game Boy Color          6/00
Tomb Raider Starring Lara Croft         Action/Adventure     Game Boy Color          6/00
Power Rangers Lightspeed Rescue         Action               Game Boy Color          6/00
Jay The Lion                            Adventure            Game Boy Color          6/00
Nascar 2000                             Racing               Game Boy Color          7/00
X-Tension                               Strategy             PC CD-ROM               7/00
Star Wars Episode One: Racer(1)         Racing               Sega Dreamcast          8/00
WWF Royal Rumble                        Fighting             Sega Dreamcast          8/00
Cultures: Discovery of Vinland          Strategy             PC CD-ROM               9/00
Mercedes Truck Racing                   Racing               PC CD-ROM               9/00
Player Manager 2001                     Sports               PC CD-ROM               9/00
Danger Girl                             Action/Adventure     PlayStation             9/00
MTV Sports:  Skateboarding              Extreme Sports       PlayStation             9/00
   Featuring Andy Macdonald                                  PC CD-ROM
                                                             Game Boy Color
Buffy the Vampire Slayer                Action               Game Boy Color          9/00
MTV Sports:  Pure Ride                  Extreme Sports       PlayStation             9/00
Disney's The Little Mermaid II          Childrens Games      PlayStation             9/00
Who Wants to Be a Millionaire Second    Quiz/Board Games     Game Boy Color          9/00
   Edition
Championship Motocross 2001             Sports               Game Boy Color          9/00
   Featuring Ricky Carmichael
Power Rangers Lightspeed Rescue         Action               Nintendo 64             9/00
                                                             PlayStation
MTV Sports:  Skateboarding              Extreme Sports       Sega Dreamcast         10/00
   Featuring Andy Macdonald
Summoner                                Role Playing         PlayStation 2          10/00
Ballistic                               Puzzle               PlayStation            10/00
Chicken Run                             Adventure            Game Boy Color         11/00
Rugrats in Paris - The Movie            Childrens Games      Game Boy Color         11/00
                                                             PlayStation
                                                             Nintendo 64
WWF No Mercy                            Fighting             Nintendo 64            11/00
WWF SmackDown! 2: Know Your Role        Fighting             PlayStation            11/00
Scooby-Doo! Classic Creep Capers        Adventure            Nintendo 64            11/00
Micro Machines V3                       Racing               Game Boy Color         11/00
TOCA Touring Car Championship           Racing               Game Boy Color         11/00
MTV Sports:  Pure Ride                  Extreme Sports       Game Boy Color         11/00
MTV Sports:  T.J. Lavin's Ultimate BMX  Extreme Sports       Game Boy Color         11/00
Evil Dead:  Hail to the King            Adventure            PlayStation            12/00
                                                             Sega Dreamcast
Star Wars Episode One:  Obi-Wan's       Adventure            Game Boy Color         12/00
   Adventures

------------
(1) Titles for German speaking territories only.

                       TITLES ANTICIPATED TO BE RELEASED IN 2001(1)
------------------------------------------------------------------------------------------
                 TITLE                        CATEGORY            PLATFORM           DATE
------------------------------------------------------------------------------------------
CROC 2(2)                               Adventure            Game Boy Color          1/01
Action Man:  Search for Base X(2)       Action               Game Boy Color          1/01
Championship Motocross 2001             Racing               PlayStation             1/01
   Featuring Ricky Carmichael(2)
WWF: With Authority(2)                  Card Game            Online                  2/01
Scooby-Doo! Classic Creep Capers(2)     Adventure            Game Boy Color          2/01
SpongeBob SquarePants: Legend of The    Childrens Games      Game Boy Color          2/01
   Lost Spatula(2)
The Simpson's: Night of the Living      Action               Game Boy Color          3/01
   Treehouse of Horror(2)
Aidyn Chronicles: The First Mage(2)     Role Playing         Nintendo 64             3/01
Summoner(2)                             Role Playing         PC CD-ROM               3/01
Rocket Power: Gettin' Air(2)            Childrens Games      Game Boy Color          3/01
MTV Sports: T.J. Lavin's Ultimate       Extreme Sports       PlayStation             3/01
   BMX(2)
Aliens: Thanatos Encounter(2)           Action               Game Boy Color          3/01
Evil Dead: Hail to the King             Adventure            PC CD-ROM            Spring '01
Star Wars Episode One: Battle for       Adventure            Nintendo 64          Spring '01
   Naboo
Red Faction                             Shooter              PlayStation 2        Spring '01
Player Manager 2001                     Sports               Game Boy Color       Spring '01
Rugrats: Totally Angelica               Childrens Games      PlayStation          Spring '01
Power Rangers Time Force                Action               Game Boy Color       Spring '01
Championship Motocross 2002             Racing               PlayStation 2        Spring '01
   Featuring Ricky Carmichael
   (working title)
Red Faction                             Shooter              PC CD-ROM            Summer '01
Rocket Power (working title)            Childrens Games      PlayStation          Summer '01
B.A.S.S. Strike                         Sports Simulation    PlayStation 2        Summer '01
WWF Double Cross (working title)        Fighting             Game Boy Color       Summer '01
Power Rangers Time Force                Action               PlayStation          Summer '01
Collin McRae Rally                      Racing               Game Boy Color       Summer '01
Scooby-Doo! 2 (working title)           Adventure            Game Boy Advance     Summer '01
SpongeBob SquarePants (working title)   Childrens Games      PlayStation          Summer '01
                                                             Game Boy Advance      Fall '01
                                                             PC CD-ROM             Fall '01
Rugrats (working title)                 Childrens Games      Game Boy Advance      Fall '01
                                                             PC CD-ROM
Championship Motocross 2002             Racing               Game Boy Advance      Fall '01
   Featuring Ricky Carmichael                                Xbox
   (working title)
Rocket Power (working title)            Childrens Games      Game Boy Advance      Fall '01
                                                             PC CD-ROM
Power Rangers Time Force                Action               Game Boy Advance      Fall '01
Pure Ride 2 (working title)             Extreme Sports       Xbox                  Fall '01
                                                             PlayStation 2
WWF Smackdown! 3 (working title)        Fighting             PlayStation 2         Fall '01
Tetris (working title)                  Puzzle               Game Boy Advance      Fall '01
                                                             PlayStation 2
                                                             Xbox
                                                             PC CD-ROM
WWF Raw is War                          Fighting             Xbox                  Fall '01
New Legends                             Action / Adventure   Xbox                  Fall '01

------------
(1) Excludes titles we expect to release in 2001 but which we have not yet publicly announced as well as titles we only distribute.

(2) Title released as of March 26, 2001.


INTELLECTUAL PROPERTY LICENSES

        Our strategy includes the creation of exciting games based on licensed properties that have attained a high level of consumer recognition or acceptance. We believe that we enjoy excellent relationships with a number of licensors, including the WWF, Disney, Viacom/Nickelodeon, Saban and LucasArts.

        We pay royalties to our property licensors that generally range from 3% to 20% of our net sales of the corresponding title. We typically advance payments against minimum guaranteed royalties over the license term. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. To the extent competition intensifies for licenses of highly desirable properties, we may encounter difficulty in obtaining these licenses. See "-- Competition." Licenses are of variable duration, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and it cannot be assured that we and the licensor will reach agreement to extend the term of any particular license.

        Our property licenses generally grant us exclusive use of the property for the specified titles, on specified platforms, within a defined territory and during the license term. Licensors typically however, retain the right to exploit the property for all other purposes including the right to license the property for use with other platforms. Our games based on a particular property for use with one or more particular platforms may compete with games published by other companies that are based on the same property but for a different platform.


AGREEMENT WITH JAKKS PACIFIC, INC.

        We entered into an agreement with JAKKS Pacific, Inc. ("JAKKS") to govern our relationship with respect to the WWF license we jointly obtained from Titan Sports, Inc. (now known as World Wrestling Federation Entertainment, Inc.) in June 1999. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, as well as sublicense product pursuant to the license from the WWF. We control the venture, therefore, all transactions and balances are consolidated with the Company. The principal terms of this operating agreement are as follows:

- We will be responsible for funding all operations of the venture including all payments owed to the WWF.

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

- We will be responsible for the day-to-day operations of the venture. We will continue to be responsible for development, sales and distribution of the WWF licensed games, and JAKKS will continue to be responsible for the approval process and other relationship matters with the WWF. We will both continue to co-market the games.


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

                                    NUMBER OF                                   EXPIRATION
 MANUFACTURER       PLATFORM         TITLES                TERRITORY              DATE(S)
-------------   --------------   --------------     ------------------------    ------------
Nintendo        Nintendo 64      Title-by-title(1)  North America and Latin     May 2003
                                                    America
Nintendo        Nintendo 64      Title-by-title(1)  Europe, Australia and       January 2004
                                                    New Zealand
Nintendo        Game Boy Color   Title-by-title(1)  North America and Latin     March 2002
                                                    America
Nintendo        Game Boy Color   Title-by-title(1)  Europe, Australia and       October 2002
                                                    New Zealand
Nintendo(2)     Game Boy Advance
Nintendo(2)     Gamecube
Sony            PlayStation      Title-by-title(1)  United States, Canada       August 2002
                                                    and Mexico
Sony            PlayStation      Title-by-title(1)  Europe, Australia and       December 2005
                                                    New Zealand
Sony            PlayStation 2    Title-by-title(1)  United States and Canada    March 2003
Sony(2)         PlayStation 2                       Europe
Microsoft(2)   Xbox

        Nintendo charges us a fixed amount for each Nintendo 64 and Game Boy Color cartridge. This amount varies based, in part, on the memory capacity of the cartridges. Sony charges a royalty for every CD-ROM or DVD manufactured. The amounts charged by the manufacturers include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer's name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title's packaging. We anticipate that the Xbox and Gamecube will follow a cost and royalty model similar to the CD-ROM / DVD based console model.

        In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from the manufacturer and incorporated in the products, may infringe the rights of third parties. Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters. If any claim is brought by a manufacturer against us for indemnification however, our developers or licensors may not have sufficient resources to in turn, indemnify us. Furthermore, these parties' indemnification of us may not cover the matter that gives rise to the manufacturer's claim.

------------
(1) This license does not set a maximum number of titles that we may publish in the designated territory; however, each title must be approved by the manufacturer prior to development of the software.

(2) In negotiation; terms to be determined.

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


SOFTWARE DESIGN AND DEVELOPMENT

        After we acquire a property from a licensor or develop a concept internally, we design and develop a game with features intended to exploit the characteristics of the property and to appeal to the game's target consumers. Our software development process generally takes one of two forms.

        Internal Development. The in-house development of product is currently conducted by our Pacific Coast Power & Light Company, Heavy Iron Studios, Genetic Anomalies, Inc., Volition, Inc. and Helixe studios. The head of each studio reports to our Vice Chairman / Chief Operating Officer. Our studios are staffed by producers, programmers, software engineers, artists, animators and game testers.

        External Development. Our external development is supervised by our Vice President -- Product Development. We contract with independent software developers to conceptualize and develop games under our supervision. Our agreements with software developers are usually entered into on a game-by-game basis and generally provide for the payment of the greater of a fixed amount or royalties based on actual sales. We generally pay our developers installments of the fixed advance based on specific development milestones. Royalties in excess of the fixed advance are based on a percentage of net sales ranging from 7% to 20% for some developers, while others are based on a fixed amount per unit sold and range from $.25 to $6.50 per unit. We generally obtain ownership of the software code and related documentation. We may make strategic investments in independent developers for the purpose of securing access to proprietary software and talented developers.

        Upon completion of development, each game is extensively "play-tested" by us and sent to the manufacturer for its review and approval. Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under our supervision. The development cycle for a new game, including the development of the necessary software; approval by the manufacturer and production of the initial products, typically has ranged from eight to 24 months. This relatively long development cycle requires that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.


MANUFACTURING

        Sony and Nintendo are the sole manufacturers of the products sold for use on their respective platforms.

        The manufacturing process begins with our placing a purchase order with a manufacturer and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture. Nintendo typically delivers cartridges to us within 30 to 60 days of its receipt of an order and a corresponding letter of credit and Sony typically delivers CD-ROMs / DVDs to us within 10 to 20 days.

        We are required by the platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims.


MARKETING, SALES AND DISTRIBUTION

        We are dependent on the popularity of our games based on licensed properties and positive awareness of our original game concepts to attract customers and to obtain shelf space in stores. Our domestic sales activities are directed by our Executive Vice President -- North American Publishing, who maintains contact with major retail accounts and manages the activities of our independent sales staff and regional sales representatives.

        United States and Canadian Sales. Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3). We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

        Our marketing efforts for products released in 2000 included national television, print, radio and Internet advertising and promotional campaigns. Products shipped in 2000 that received television support included WWF SmackDown!, Power Rangers Lightspeed Rescue, Evil Dead: Hail to the King, Summoner, Rugrats in Paris, MTV Sports: Skateboarding featuring Andy Macdonald, MTV Sports: Pure Ride, WWF SmackDown! 2 and WWF No Mercy. Our games were supported by promotions such as trailers, demo discs, over-sized boxes, standees, posters, and pre-sell giveaways at retail; game kiosks at sporting and outdoor events; rebates and contests with national packaged goods companies and fast food restaurants and co-marketing efforts with the hardware manufacturers. Product public relations for 2000 included cover, feature, preview, review and round-up coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets. Additionally, we increased our corporate public relation efforts, establishing relationships with the leading technology and business reporters.

        Some of our titles make up a substantial portion of our gross sales. The following includes games that generated more than 10% of our gross sales over the last three years. In 1998, sales for WCW/NWO Revenge for the Nintendo 64, WCW Nitro for the Sony PlayStation and WCW vs. NWO for the Nintendo 64 were 33.7%, 14.0% and 16.2%, of gross sales, respectively. In 1999, sales for WCW/NWO Thunder for the Sony PlayStation, WWF Wrestlemania for the Nintendo 64 and
Rugrats: Search for Reptar for the Sony PlayStation were 12.7%, 12.9% and 11.5%, of gross sales, respectively. In 2000, sales for WWF SmackDown! on the Sony PlayStation, WWF SmackDown! 2 also on the Sony PlayStation and WWF No Mercy for the Nintendo 64 were 16.9%, 16.0% and 15.5%, of gross sales, respectively.

        Most of our sales are made directly to retailers. We distribute our games primarily to mass merchandisers and national retail chain stores including Wal-Mart (representing 17% of gross sales in 2000), Toys "R" Us (representing 16% of gross sales in 2000), Electronics

Boutique, Target, Kmart Stores, Babbages Etc., Best Buy and Kay Bee Toys. Sales to our ten largest customers collectively accounted for approximately 54% of our gross sales in 1999 and 68% of our gross sales in 2000. We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

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

        The domestic retail price for our titles generally ranges between $19 and $35 for Game Boy Color, between $19 and $49 for PlayStation, between $40 and $50 for PlayStation 2, between $20 and $60 for Nintendo 64 and between $10 and $50 for PC games.

        Foreign Sales. In 2000, we expanded our direct-to-retail operations to include France and Australia. In December 1998, we acquired Rushware (the name was subsequently changed to THQ Entertainment GmbH), a German company that now serves as our distributor and publisher in Germany and other German-speaking countries. When added to our growing operations in the United Kingdom, these activities have increased our proportion of foreign sales. Additionally, we believe that direct-to-retail operations enable us to realize higher margins on our products distributed in these territories than if such products were to continue to be distributed by third parties.

        Other Foreign Sales. We distribute our titles in all viable international markets. Other European territories such as Italy, Spain, Asia, Latin America and others are handled by our international offices through strategic distribution relationships whereby we primarily supply finished goods as well as marketing support. While the majority of our sales occur in the territories where we have direct relationships, we can supply a given title in up to sixty countries worldwide.

        Revenue Fluctuations and Seasonality. We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand.

GEOGRAPHIC INFORMATION

        We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. The following information sets forth geographic information on our sales for the years ended December 31, 1998, 1999 and 2000:

                           SALES TO UNAFFILLIATED CUSTOMERS
                                   ($ IN THOUSANDS)
              --------------------------------------------------------
                                            FOR YEAR ENDED
                                  ------------------------------------
                                    1998          1999          2000
                                  --------      --------      --------
              United States       $187,583      $228,827      $270,116
              United Kingdom        23,881        41,404        44,638
              Germany                5,252        33,252        20,442
              France                    --            --         7,979
              Australia                 --            --         3,828
                                  --------      --------      --------
              Consolidated        $216,716      $303,483      $347,003
                                  --------      --------      --------


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

        Each of the manufacturers incorporates security devices in its platforms and products to prevent unlicensed use. In addition, Nintendo requires its licensees to display the trademarked "Nintendo Seal of Approval" to notify the public that the game has been approved by Nintendo for use with a Nintendo platform.


COMPETITION

        The software industry is intensely competitive. We compete with hardware manufacturers, for both property licenses and sales. Each of these manufacturers is typically the largest developer and marketer for its platforms. These companies may increase their own software development efforts. As a result of their commanding positions in the industry as the manufacturers of platforms and publishers of software for their platforms, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than do any of their licensees, including us.

        In addition to the manufacturers, our competitors include Activision, Inc., Electronic Arts Inc., Take-Two Interactive Software, Inc., Midway Games Inc., and Infogrames. Each of the manufacturers has a broader software line and greater financial, marketing and other resources than us, as do some of our other competitors. Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties.

        At various times, toy companies, large software companies, movie studios and others have focused on the video game market resulting in greater competition for us. Additionally, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products. We released our first on-line game, WWF: With Authority, in February 2001.

        As competition for retail shelf space becomes more intense, we may need to increase our marketing expenditures to maintain sales of our titles. As competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced profit margins would have a material adverse effect on us.

        In addition, the market for our products is characterized by significant price competition, and we may face increasing pricing pressures from our current and future competitors. Further, as the industry continues to transition from the current platforms (Sony PlayStation, Nintendo 64 and Nintendo Game Boy Color) to the next generation platforms (Sony PlayStation 2), and the yet to be released next generation platforms (Nintendo Gamecube, Nintendo Game Boy Advance and Microsoft Xbox), there may be price erosion on the existing consoles. Accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would adversely affect operating income as a percentage of net revenue and would require us to increase unit sales in order to maintain net revenue.


EMPLOYEES

        As of December 31, 2000, we had 410 full-time employees, of whom 29 are located in the United Kingdom; 64 are located in Germany; 7 are located in France and 6 are located in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that relations with our employees are good.


ITEM 2.    PROPERTIES

        Our executive offices occupy approximately 45,088 square feet of office space at 27001 Agoura Road, Calabasas Hills, California, pursuant to leases expiring in June 2002 and September 2005, respectively. We lease additional office space as follows:

                        COMPANY                          LOCATION OF OFFICES
         -------------------------------------       ---------------------------
         Pacific Coast Power and Light Company       Santa Clara, California
         Heavy Iron Studios                          Culver City, California
         Volition, Inc.                              Champaign, Illinois
         Genetic Anomalies, Inc.                     Lexington, Massachusetts
         Helixe                                      Lexington, Massachusetts
         T.HQ International, Ltd.                    Woking, England
         THQ Entertainment GmbH(1)                   Kaarst, Germany
         THQ France SARL                             Paris, France
         THQ Asia Pacific Pty. Ltd.                  Melbourne, Australia

------------
(1) Formerly known as Rushware.

ITEM 3. LEGAL PROCEEDINGS

        On December 20, 2000, the United States District Court for the Central District of California granted our second Motion to Dismiss with prejudice in opposition to two essentially identical class action law suits filed against us on February 18, 2000 and on March 2, 2000, respectively. The law suits alleged that we, and certain of our directors and senior officers, violated Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The Plaintiffs in the law suits did not appeal the ruling and time to file for such appeal has expired.

        While we are a party to other legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

        The common stock is quoted on the NASDAQ National Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

                                                CLOSING SALES PRICES
                                               ----------------------
                                                 HIGH           LOW
                                               --------       -------
               2000
                   First Quarter               29 8/16        17
                   Second Quarter              20             8  14/16
                   Third Quarter               26 12/16       12 1/16
                   Fourth Quarter              24 8/16        17 8/16
               1999
                   First Quarter               20 9/16        11 11/16
                   Second Quarter              19 3/16        13 7/16
                   Third Quarter               28 13/16       17 15/16
                   Fourth Quarter              38 4/16        22 7/16

        The last reported price of the common stock on March 26, 2001, as reported by NASDAQ National Market, was $36.875 per share.


HOLDERS

        As of March 26, 2001, there were approximately 320 holders of record of the common stock.


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


SECURITIES ISSUED IN PRIVATE TRANSACTIONS

        On August 31, 2000, in connection with our acquisition of Volition, Inc. ("Volition"), we issued an aggregate of 890,110 shares of our common stock to certain stockholders of Volition pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following table presents certain selected consolidated financial data for the years 1996 through 2000. The information presented as of December 31, 1999 and 2000 and for each of the years ended December 31, 1998, 1999 and 2000 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere herein. Those financial statements have been audited by Deloitte & Touche LLP, independent auditors. The information presented for each of the years ended December 31, 1996 and 1997 were derived from audited financial statements that are not included elsewhere herein.

        This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------
                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             1996         1997       1998        1999        2000
                                           --------     -------    --------    --------    --------
Net sales                                  $ 50,255     $90,227    $216,716    $303,483    $347,003
Costs and expenses:
    Cost of sales                            29,301      48,127     100,019     134,563     140,699
    Royalties and project abandonment         8,587      14,763      48,130      48,370      77,550
    Product development                       1,510       2,930       8,925      15,511      19,151
    Selling and marketing                     4,444       8,733      20,326      35,440      42,446
    Payment to venture partner                   --          --          --       6,119      17,707
    General and administrative                4,378       5,605      10,107      14,970      19,530
    In-process research and development          --          --       7,232          --          --
                                           --------     -------    --------    --------    --------
      Total costs and expenses               48,220      80,158     194,739     254,973     317,083
                                           --------     -------    --------    --------    --------
Income from operations                        2,035      10,069      21,977      48,510      29,920
Interest income (expense) -- net               (315)        472         819       1,109       1,323
                                           --------     -------    --------    --------    --------
Income before income taxes                    1,720      10,541      22,796      49,619      31,243
Income taxes                                      8       1,954       9,343      18,293      13,054
                                           --------     -------    --------    --------    --------
Net income                                 $  1,712     $ 8,587    $ 13,453    $ 31,326    $ 18,189
                                           ========     =======    ========    ========    ========
Net income per share -- basic              $    .15     $   .53    $    .75    $   1.65    $    .91
                                           ========     =======    ========    ========    ========
Net income per share -- diluted            $    .14     $   .50    $    .63    $   1.48    $    .84
                                           ========     =======    ========    ========    ========
Shares used in per share
calculation -- basic                         11,298      16,057      17,929      19,040      20,091
                                           ========     =======    ========    ========    ========
Shares used in per share
calculation -- diluted                       12,000      17,179      21,229      21,197      21,568
                                           ========     =======    ========    ========    ========


                                 BALANCE SHEET DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------
                                                     YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             1996         1997       1998        1999        2000
                                           --------     -------    --------    --------    --------
Working capital                            $  9,561     $31,614    $ 48,342    $ 91,860    $110,269
Total assets                               $ 22,904     $56,545    $128,218    $184,057    $229,942
Lines of credit                            $  5,355     $    --    $  9,909    $ 16,702    $ 15,473
Shareholders' equity                       $ 10,959     $33,842    $ 62,065    $108,306    $132,125

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sony and for use on PCs. See "Business -- Titles." The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                                     YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
         PLATFORM                                  1998         1999         2000
         -----------------------------------     --------      -------     --------
         Nintendo (excluding Game Boy)              55%          35%          29%
         Nintendo Game Boy/Game Boy Color            8%          17%          20%
         Sony PlayStation                           31%          37%          41%
         Sony PlayStation 2                         --           --            3%
         PC                                          5%           8%           3%
         Other                                       1%           3%           4%

        Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a proven developer to create a game based on original content. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After obtaining the license, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse in California for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers' locations at their expense.

        Unfilled sales orders are commonly referred to as "backlog." Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

        On May 24, 1999, December 13, 1999 and August 31, 2000, we completed acquisitions of Pacific Coast Power & Light Company, a California corporation ("PCP&L"), Genetic Anomalies Inc., a Delaware corporation ("GA") and Volition, Inc., a Delaware corporation ("Volition"), respectively. The acquisitions have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if PCP&L, GA and Volition had always been part of our company.

        Revenue Fluctuations and Seasonality. We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying profit margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand. Our expenses are based, in part, on our expectations of future revenues and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

        Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As games have become more complex by providing richer playing capabilities, the trend in the interactive entertainment software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROMs and DVDs have significantly lower per unit manufacturing costs than cartridge-based products, generally resulting in higher royalties for CD-ROM and DVD based products.

        Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs. We typically enter into agreements with licensors of properties and external developers of titles that require advance payments of royalties and/or guaranteed minimum royalty payments. Advance royalty payments for intellectual property licenses are recorded as prepaid royalties. All minimum guaranteed royalty payments are initially recorded as an asset (prepaid and deferred royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Payments made to external developers under development agreements with alternative future uses are capitalized. We also capitalize internal software development costs for each title incurred after the establishment of technological feasibility of the title. Amortization of these payments and costs is determined on a title-by-title basis at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater. We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We analyze these capitalized costs quarterly and write off associated prepaid and deferred royalties and software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of December 31, 2000, we had prepaid royalties and capitalized development costs of $23.9 million. If we were required to write off prepaid royalties or capitalized development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

        Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. We sometimes negotiate accommodations to retailers (and, less often, to distributors), however when demand for specific games falls below expectations, in order to maintain our relationships with our customers. These accommodations include our not requiring that all booked orders be filled, negotiated price discounts and credits against future orders. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

        At the time of product shipment, we establish allowances based on estimates of future returns; customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the years ended December 31, 1998, 1999 and 2000, we took provisions of approximately $20.8 million, $35.0 million and $35.4 million, respectively, against gross sales made during such periods. As of December 31, 2000, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $31.5 million.

        The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

        In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS No. 133 effective January 1, 2001. We have calculated the impact of adopting SFAS No. 133, and we believe that such adoption will not have any impact on our financial position; results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We have implemented the provisions of SAB 101 and its impact on our revenue recognition policy is immaterial.


EURO CURRENCY CONVERSION

        On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in the United Kingdom and Germany have been affected by the Euro conversion and have established plans to address any business issues raised including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting; treasury and computer system standpoint, the impact from the Euro currency conversion is not expected to have a material impact on the financial position or results of operations of THQ and our subsidiaries.

RESULTS OF OPERATIONS

        Net income for the year ended December 31, 2000 was $18,189,000 ($0.84 per diluted share), as compared to net income of $31,326,000 ($1.48 per diluted share) for the same period in 1999. The 2000 results were negatively impacted by a non-cash charge, as discussed below, totaling $9.8 million before taxes and $5.9 million after taxes ($0.27 per diluted share).


Non-Cash Charge

        In May 2000, as part of our regular impaired asset review and also as a result of changing technology in the video game market, we incurred a write-off of $9.8 million or $5.8 million after tax. The write-off consisted of costs associated with prepaid development and related costs for products that had been discontinued or whose values were deemed unrecoverable through future undiscounted cash flows. The following costs were recorded in the consolidated statement of operations in the second quarter of fiscal year 2000 and classified as follows:

              Cost of sales                          $  572,000
              Royalties and project abandonment       8,531,000
              Product development                       102,000
              Selling and marketing                      56,000
              General and administrative                528,000
                                                     ----------
                                                     $9,789,000
                                                     ==========

        The component amount in Cost of sales is a write down of inventory to the lower of cost or market. The charge in Royalties and project abandonment relates directly to discontinued games or unrecoverable prepaid royalties. The charge in Product development and Selling and marketing consists of ancillary product and advertising costs while General and administrative contains an increase for Provision for doubtful accounts.

Net Sales

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                          1998         1999         2000
                                         ------       ------       ------
Domestic sales                            86.6%        75.4%        77.8%
Foreign sales                             13.4         24.6         22.2
                                         ------       ------       ------
Net sales                                100.0%       100.0%       100.0%
Costs and expenses:
    Cost of sales                         46.2%        44.4%        40.6%
    Royalties and project                 22.2         15.9         22.4
    abandonment
    Product development                    4.1          5.1          5.5
    Selling and marketing                  9.4         11.7         12.2
    Payment to venture partner              --          2.0          5.1
    General and administrative             4.7          4.9          5.6
    In-process research and development    3.3           --           --
                                         ------       ------       ------
Total costs and expenses                  89.9%        84.0%        91.4%
                                         ------       ------       ------
Income from operations                    10.1%        16.0%         8.6%
Interest income -- net                     0.4          0.4          0.4
                                         ------       ------       ------
Income before income taxes                10.5%        16.4%         9.0%
                                         ------       ------       ------
Net income                                 6.2%        10.3%         5.2%
                                         ======       ======       ======


COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED
DECEMBER 31, 1999

        The following table sets forth, for the years ended December 31, 2000 and 1999, the titles released during such periods for the platforms indicated:

                                  YEARS ENDED DECEMBER 31,
                                  ------------------------
                                     1999         2000
                                  ----------   -----------
              Nintendo 64             10           4
              PC CD-ROM               11           6
              PlayStation             10          12
              PlayStation 2           --           1
              Game Boy Color          11          19
              Dreamcast               --           4
                                  ----------   -----------
                  Total               42          46
                                  ==========   ===========

        Our net sales increased to $347,003,000 in the year ended December 31, 2000, from $303,483,000 in the same period of 1999, as a result of increased domestic sales, a larger number of products shipped, higher unit sales per title shipped and the market success of key titles. For the year ended December 31, 2000, net sales of our WWF titles, Rugrats titles and Power Rangers titles were $183,225,000 (52.8% of net sales), $46,907,000 (13.5% of net sales), and
$18,765,000 (5.4% of net sales), respectively.

        Our foreign net sales grew to $76,887,000 for the year ended December 31, 2000 from $74,656,000 in the same period of 1999. They decreased however, as a percentage of net sales to 22.2% from 24.6% primarily as a consequence of our increase in domestic sales. The increase in our foreign net sales in 2000 was attributable to the addition of our French and Australian subsidiaries that were partially offset by expected decreases in our German net sales and unit volumes for titles released on the Nintendo 64 and PlayStation platforms. Overall European revenues were negatively impacted by a devaluation of key foreign currencies compared to the same period last year.

        Our cost of sales for the year ended December 31, 2000 decreased as a percentage of net sales to 40.6% from 44.4% in the same period of 1999. Our cost of sales decreased in 2000, because we sold a higher proportion of PlayStation; PlayStation 2 and Game Boy Color titles, all of which have higher gross margins than Nintendo 64 games.

        Our royalty expense for the year ended December 31, 2000 increased as a percentage of net sales to 22.4% from 15.9% in the same period of 1999. The 2000 results reflect the non-cash charge (as discussed above) as well as a change in our product mix away from Nintendo 64 titles to other platforms that generally carry higher royalty rates. There was also a decline in 2000 of LucasArts Star Wars Episode One games, which carry no royalties, from 1999 when sales peaked due to the release of the movie by the same name.

        Our product development expenses increased from $15,511,000 in 1999 to $19,151,000 in 2000. This increase reflects the increasing number of internally developed titles, the increase in the number of overall titles under development and the additional complexity and development time for "next generation" products.

        Our selling and marketing expenses for the year ended December 31, 2000 remained relatively constant as a percentage of net sales at 12.2% compared to 11.7% for the same period in 1999 but increased in dollar terms by $7,006,000 over 1999. This increase is a result of several significant advertising and promotional campaigns to promote our WWF; Rugrats; Power Rangers; Evil Dead, Summoner and MTV Sports brands, as well as increased warehouse expenses.

        We incur an expense for the payment of a preferred return to JAKKS Pacific Inc. on product sales and other income derived from the WWF license. For the year ended December 31, 2000, the amount incurred for such preferred return was $17,707,000. Because the license with the WWF was not effective until November 1999, there were no WWF product sales in the first ten months of 1999. For the year ended December 31, 1999, the amount incurred for such preferred return was $6,119,000.

        Our general and administrative expenses for the year ended December 31, 2000 increased as a percentage of net sales to 5.6% compared to 4.9% for the same period of 1999 and increased in dollar terms by $4,560,000 over 1999. This increase is attributed to higher volumes, increased licensing efforts, and additional backoffice activities to support four new platform launches in 2000 and 2001.

        For the year ended December 31, 2000, interest income increased by $214,000 compared to 1999 as a result of increased cash flows from operations and higher average investment balances during the period.

        During the year ended December 31, 2000, we recorded a tax provision of $13,054,000, a decrease of $5,239,000 over 1999 primarily due to lower pre-tax net income. In addition, the 1999 effective tax rate was positively impacted by the reversal of a $2,461,000 valuation allowance related to prior years net operating losses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

        The following table sets forth, for the years ended December 31, 1999 and 1998, the titles released during such periods for the platforms indicated:

                                  YEARS ENDED DECEMBER 31,
                                  ------------------------
                                     1999         2000
                                  ----------   -----------
              Nintendo 64              2          10
              PC CD-ROM                5          11
              PlayStation              8          10
              SNES                     1          --
              Game Boy Color           5          11
                                  ----------   -----------
                  Total               21          42
                                  ==========   ===========

        Our net sales increased to $303,483,000 in the year ended December 31, 1999 from $216,716,000 in the same period of 1998 as a result of increased foreign sales, a larger number of products shipped, and the market success of key titles. For the year ended December 31, 1999, net sales of our Rugrats titles; WCW titles and WWF titles were $84,204,000 (27.8% of net sales), $64,615,000 (21.3% of net sales) and $42,011,000 (13.8% of net sales), respectively.

        Our foreign net sales grew to $74,656,000 for the year ended December 31, 1999 from $29,132,000 in the same period of 1998 and increased as a percentage of net sales to 24.6% from 13.4%. The increase in our foreign net sales in 1999 was attributable to the addition of our THQ Entertainment subsidiary (which added the LucasArts brand in Germany as well as European specific product) and the success of key titles such as wrestling and Rugrats in certain foreign markets.

        Our cost of sales for the year ended December 31, 1999 decreased slightly as a percentage of net sales to 44.4% from 46.2% in the same period of 1998 primarily as a result of the increase in PlayStation and CD-ROM product sales which generally have more favorable gross margins than cartridge products.

        Our royalty expense for the year ended December 31, 1999 decreased as a percentage of net sales to 15.9% from 22.2% in the same period in 1998. Sales in 1999 consisted of some in-house titles carrying minor or no royalties, LucasArts games in Europe which carry no royalties, and selected successful titles which had favorable royalty rates.

        Our product development expenses increased from $8,925,000 in 1998 to $15,511,000 in 1999. This increase reflects the addition of three internal studios during the year and an increase in our corporate product development group to better manage our increased volume of titles in development.

        For the year ended December 31, 1999, our selling and marketing expenses increased by $15,114,000 compared to the year ended December 31, 1998 as a result of several significant advertising and promotional campaigns to promote our WWF titles; Rugrats; Championship Motocross and MTV Sports brands as well as increased warehouse expenses; infrastructure and personnel costs (both domestic and foreign) incurred as a result of our growth in 1999.

        For the year ended December 31, 1999, we incurred expenses in the amount of $6,119,000 to our venture partner, JAKKS Pacific Inc. Pursuant to the arrangement regarding the license with the WWF, THQ pays JAKKS Pacific Inc. a preferred return on product sales, and they also share in sublicense income derived from the license.

        Our general and administrative expenses for the year ended December 31, 1999 remained relatively constant as a percentage of net sales at 4.9% compared to 4.7% for the same period of 1998 but increased in dollar terms by $4,863,000 over 1998. This increase can be attributed to the expansion of our corporate offices, amortization of a new sales and financial accounting software package and a full year of general and administrative expenses for THQ Entertainment.

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

        For the year ended December 31, 1999, interest income increased by $290,000 compared to 1998 as a result of increased cash flows from operations and higher average investment balances during the period.

        During the year ended December 31, 1999, we recorded a tax provision of $18,293,000, an increase of $8,950,000 over 1998 primarily as a result of higher net income before taxes. The effective tax rate for 1999 was 36.9% compared to 41.0% in 1998. The 1998 effective tax rate was negatively impacted by the fact that the purchased in-process research and development costs of $7,232,000 were not deductible for tax purposes. The negative impact of the in-process research and development was offset by the partial reversal of the valuation reserve against deferred tax assets. The 1999 effective tax rate was positively impacted by the reversal of the remaining $2,461,000 valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

        Our cash and cash equivalents increased to $27,998,000 at December 31, 2000 from $21,454,000 at December 31, 1999. Cash provided by operating activities for 2000 was $16,136,000. As of March 26, 2001, our cash and cash equivalents were $71,566,000.

        Accounts receivable at December 31, 2000 increased from December 31, 1999 as a result of increased sales volume compared to the same period of 1999. Prepaid and deferred royalties and software development costs decreased from December 31, 1999 as we earned out royalties on a number of our major license agreements and also as a result of the non-cash charge (as discussed above). Accrued royalties decreased overall by $1,427,000. This is due primarily to payments made toward the minimum guarantee on the WWF license in the amount of $6,548,000 and partially off set by several new licensing contracts entered into in 2000. As of December 31, 2000, we had obligations with respect to future guaranteed minimum royalties of $11,013,000. Inventory increased during 2000 as the balances reflect the advanced purchases of product scheduled for release in January 2001 as well as the restocking of fourth quarter titles which will be shipped in the first quarter of 2001. Accounts payable and accrued expenses increased due to higher sales volumes and increased activity.

        The amount of our accounts receivable is subject to significant seasonal variations as a consequence of the seasonality of our sales and is typically highest at the end of the year. As a result, our working capital requirements are greatest during our third and fourth quarters. We believe that our cash on hand, funds provided by operations, and our revolving credit facilities will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 2001.

        Income taxes payable increased from December 1999 due to timing differences that result between payment of estimated taxes.

        The decrease in our lines of credit is attributable to the cash provided by operating activities in 2000.

        Net cash used in investing activities was $2,129,000 and $12,947,000 at December 31, 1999 and 2000, respectively. In 1999, net cash used in investing activities consisted primarily of capital expenditures ($4,447,000) offset by a payment received ($2,540,000) from the seller of THQ Entertainment (formerly know as Rushware) as part of the renegotiated purchase price of THQ Entertainment. Net cash used in investing activities for 2000 included our investment in Yuke's Co. Ltd., a Japanese corporation, ($5,020,000) and additional capital expenditures ($7,877,000), consisting primarily of the implementation of a new operational and financial system and the acquisition of next generation development tools. We expect to make capital expenditures of between $5,500,000 and $6,500,000 in 2001 as we continue to invest in our infrastructure and next generation development tools.

        Net cash provided by financing activities was $12,081,000 and $3,076,000 at December 31, 1999 and 2000, respectively. In 1999, net cash provided by financing activities was primarily provided from the short-term borrowings and the exercise of options and warrants to purchase our common stock. In 2000, net cash provided by financing activities was provided from the exercise of options and warrants to purchase our common stock offset by a reduction in our short-term borrowings.

        Credit Facilities. On August 31, 2000 we entered into a Revolving Credit Agreement with Union Bank of California and a syndicate of other financial institutions. This agreement expires on July 1, 2001 and permits us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $50,000,000 subject to the following:

        We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate for up to $40,000,000 for September 2000; $50,000,000 between October 1, 2000 and December 31, 2000; $40,000,000 in
January 2001 and $25,000,000 between February 1, 2001 and June 30, 2001.

        In addition, outstanding borrowings cannot exceed $15,000,000 in September 2000; $30,000,000 from October 1 through October 31, 2000; $50,000,000 from November 1, 2000 through December 31, 2000; $35,000,000 from January 1, 2001 through January 31, 2001 and $15,000,000 from February 1, 2001 to June 30, 2001.

        We are also required to not have any outstanding borrowings for a period of at least 60 days during the term of the agreement.

        This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which limit the ability for us to incur additional indebtedness, pay dividends or make distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (9.5% at December 31, 2000) or b) the London Interbank Offered Rate (6.56% at December 31, 2000) plus 1.85%. As of December 31, 2000, we had approximately $5,341,000 in obligations with respect to outstanding letters of credit and $15,473,000 in outstanding borrowings.


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

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency, as compared to the currencies of our foreign denominated sales and purchases, leaving us susceptible to changes in the dollar/Euro; dollar/British pound and dollar/German mark exchange rates. Therefore, the results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. As of December 31, 2000, our foreign currency translation loss adjustment was $1,715,000. Currency transaction gains and losses for the years ended December 31, 1998, 1999 and 2000 were not significant. A hypothetical 10% change in the relevant currency rates at December 31, 2000 would not have a material impact on our financial statements. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also may affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and supplementary data, together with the report of Deloitte & Touche LLP dated February 16, 2001, required by this Item are included in Item 14 of this annual report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

        Our Board of Directors is comprised of the following six members. There are no family relationships among any of our directors or executive officers.

        BRIAN J. FARRELL (age 47) has been our President and Chief Executive Officer since January 1995 and a director since March 1993. Between October 1992 and January 1995, Mr. Farrell served as our Executive Vice President and Chief Operating Officer. From July 1991 to October 1992, Mr. Farrell served as our Vice President, Chief Financial Officer and Treasurer. From 1984 until joining us, Mr. Farrell was Vice President and Chief Financial Officer of Starwood Hotels & Resorts (then known as Hotel Investors Trust), a real estate investment trust ("Starwood"). Mr. Farrell was employed by Deloitte Haskins & Sells, a predecessor of Deloitte & Touche LLP, an international accounting firm and our current auditors ("Deloitte"), from 1978 to 1984 and is a certified public accountant.

        JEFFREY C. LAPIN (age 44) was appointed to Chief Operating Officer and Vice Chairman in August 2000. Mr. Lapin has been our Vice Chairman and an employee since October 1998 and a director since April 1995. From July 1996 through October 1998, Mr. Lapin was the President of House of Blues, Inc. Hospitality and Executive Vice President of House of Blues, Inc. Entertainment. From January 1995 to June 1996, Mr. Lapin was the President and Chief Operating Officer of Starwood, and from May 1991 to January 1995 Mr. Lapin was the President and Chief Executive Officer of Starwood. Mr. Lapin was a Vice President of Starwood from January 1988 to May 1991 and the Secretary of Starwood from September 1986 to May 1991. Mr. Lapin served as a Trustee of Starwood from September 1992 to June 1996. Prior to his employment by Starwood, Mr. Lapin was an attorney at Mitchell, Silberberg & Knupp in Los Angeles.

        LAWRENCE BURSTEIN (age 58) has been a director since July 1991. Since March 1996, Mr. Burstein has been President, director and a stockholder of Unity Venture Capital Associates Ltd., a private investment company. From 1986 through March 1996, Mr. Burstein was President, a director and a principal stockholder of Trinity Capital Corporation, a private investment company. Mr. Burstein is a director of Brazil Fast Food Corp., CAS Medical Systems, Inc., Gender Sciences, Inc., I.D. Systems, Inc. and Traffix, Inc.

        BRUCE JAGID (age 61) has been a director since April 1995. Mr. Jagid is an investor and also serves as President of Coining Technologies, Inc. From April 1991 to January 1999, Mr. Jagid was the Chairman and Chief Executive Officer of Ultralife Batteries, Inc., a manufacturer of lithium batteries. From 1970 to 1989 Mr. Jagid was President of Power Conversion Inc. Mr. Jagid is also a director of I.D. Systems, Inc.

        JAMES L. WHIMS (age 46) has been a director since April 1997. Since 1996, Mr. Whims has been a Managing Director of Techfund Capital I, L.P. and TechFund Capital II, L.P., venture capital firms concentrating on high-technology enterprises. From 1994 to 1996, Mr. Whims was Executive Vice President of Sony Computer Entertainment of America. From 1990 to 1994, Mr. Whims was Executive Vice President of The Software Toolworks Inc.

        L. GREGORY BALLARD (age 47) has been a director since April 1999. Since January 2000, Mr. Ballard has been the Chief Executive Officer at MyFamily.com, a leading community Internet company. Prior to that, from December 1996 until November 1999, Mr. Ballard was the President and Chief Executive Officer of 3Dfx. From May 1995 to November 1996, Mr. Ballard was the President of Capcom Entertainment, Inc., a videogame and multimedia entertainment company. From 1994 to March 1995, Mr. Ballard served as Chief Operating Officer and Chief Financial Officer of Digital Pictures, Inc., a video game company. From 1991 to 1994, Mr. Ballard was President and Chief Executive Officer of Warner Custom Music Corp., a multimedia marketing division of Time Warner, Inc. Previously, Mr. Ballard was President and Chief Operating Officer of Personics Corp., a predecessor to Warner Music. In addition, Mr. Ballard has worked for Boston Consulting Group and as an attorney in Washington, D.C. Mr. Ballard is also a director of MyFamily.com and Pinnacle Systems.

        Directors are elected annually by the stockholders and hold office until the next annual meeting and until their respective successors are elected and qualified.


EXECUTIVE OFFICERS

        Our executive officers include Messrs. Farrell, Lapin, Gysi and Walsh and Ms. Locke. All of our executive officers are appointed by and serve at the discretion of the Board of Directors.

        FRED A. GYSI (age 46) was appointed Senior Vice President - Finance and Administration, Chief Financial Officer, Treasurer and Secretary in August 2000. Mr. Gysi has been our Vice President - Finance and Administration, Chief Financial Officer, Treasurer and Secretary since November 1997. From October 1996 to October 1997, Mr. Gysi was the Chief Financial Officer of HPM-Stadco, a manufacturing company. From August 1995 to October 1996, Mr. Gysi was the President and co-founder of GP Management Consulting, a provider of financial, operations and systems consulting services to emerging and middle market companies. From 1992 to 1995, Mr. Gysi was a partner at Collett & Levy, an accounting firm. Mr. Gysi was employed by Deloitte from 1980 to 1992 and was a partner of that firm from 1988 to 1992 and is a Certified Public Accountant.

        ALISON LOCKE (age 46) was appointed Executive Vice President - North American Publishing in August 2000. Ms. Locke was previously Senior Vice President - Sales and Marketing since February 1999. Ms. Locke serves as a strategic business manager in overseeing and building THQ's U.S. sales and marketing efforts as well as THQ's operations and MIS departments. From January 1995 to January 1999, Ms. Locke served as our Senior Vice President - Sales. From 1991 to January 1995, Ms. Locke served as our Vice President - Sales. Previously, Ms. Locke served as Vice President of Computer Product and Nintendo Game Sales for Data East USA Incorporated, an interactive entertainment company, and in various sales capacities with Activision Inc. and Broderbund Software, Inc.

        TIM F. WALSH (age 37) was appointed Senior Vice President - International Publishing in August 2000. Mr. Walsh had been our Vice President - International since January 1998. From May 1997 to January 1998 he was our Director of International. Mr. Walsh was Director of International and OEM Sales of Accolade, a publisher of video and PC game software from January 1996 to May 1997. From September 1993 to December 1995, Mr. Walsh held various positions at Time Warner Interactive. Mr. Walsh's prior experience includes positions in the productivity software industry from 1990 to 1993 and the music industry from 1986 to 1989.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC and the Nasdaq Stock Market reports of ownership and changes in ownership of the Common Stock. Copies of such reports are required to be furnished to us. Based solely on our review of the copies of such reports furnished to us or on written representations to us that no such reports were required, we believe that during the year ended December 31, 2000, all of our executive officers and directors and all beneficial owners of more than 10% of our Common Stock filed on a timely basis all reports, if any, required by Section 16(a) of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION

        The following table summarizes the compensation for the fiscal years ended December 31, 1998, 1999 and 2000 of our Chief Executive Officer and our other most highly compensated executive officers whose cash compensation exceeded $100,000 in 2000 (the "Named Executives"):

                                                                         LONG-TERM
                                                                        COMPENSATION
                                             ANNUAL COMPENSATION           AWARDS
                                    ------------------------------------  ---------
                                                                            SHARES
    NAME AND PRINCIPAL                                    OTHER ANNUAL    UNDERLYING    ALL OTHER
         POSITION            YEAR   SALARY(1)    BONUS   COMPENSATION(2)  OPTIONS(3)   COMPENSATION
------------------------    ----    ---------  --------  ---------------  ----------   ------------
Brian J. Farrell            2000    $409,000   $400,000                    100,000       $ 6,400(4)
    President and Chief     1999    $370,154   $360,000        --          150,000       $ 6,000(4)
    Executive Officer       1998    $310,109   $300,000        --          225,000       $ 6,000(4
Jeffrey C. Lapin(5)         2000    $275,000   $275,000        --           70,000       $ 6,400(6)
  Vice Chairman and Chief   1999    $225,866   $225,000        --           75,000       $ 6,000(6)
    Operating Officer       1998          --        --         --          322,500       $40,000(7)
Fred A. Gysi                2000    $193,333   $75,000         --           30,000       $ 6,400(8)
  CFO, Senior V.P -         1999    $168,333   $50,000         --           30,000       $ 6,000(8)
    Finance and             1998    $149,380   $40,000         --           33,750       $ 6,000(8)
    Administration,
    Treasurer and
    Secretary
Alison Locke                2000    $250,000   $210,000        --           50,000       $ 6,400(9)
  Executive V.P.- North     1999    $196,692   $250,198        --           60,000       $ 6,000(9)
    American Publishing     1998    $147,335   $286,910        --           39,375       $ 6,000(9)
Tim F. Walsh                2000    $196,876   $140,000        --           45,000       $ 6,400(9)
  Senior V.P.-              1999    $150,577   $146,876        --           45,000       $ 6,000(9)
    International           1998    $110,039   $121,876        --           33,750       $ 6,000(9)
    Publishing


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

(4) The amounts shown for 1998 and 1999 reflect matching contributions in the amounts of $6,000 made by us in accordance with our Defined Contribution Plan. The amount shown for 2000 reflects matching contributions in the amounts of $6,400 made by us in accordance with our Defined Contribution Plan. This amount does not reflect special awards and payments Mr. Farrell is entitled to receive if his employment is terminated as a result of a change in control of our company, which would have had a value of approximately $887,000 as of December 31, 1998, and $1,196,000 as of December 31, 1999 and 2000. See "Employment Agreement with Brian J. Farrell."

(5)   Mr. Lapin joined the Company in October 1998.

(6) The amount shown for 2000 reflects a matching contribution in the amounts of $6,400 made by us in accordance with our Defined Contribution Plan. This amount does not reflect special awards and payments Mr. Lapin is entitled to receive if his employment is terminated as a result of a change in control of our company, which would have had a value of approximately $971,750 as of December 31, 2000. See "Employment Agreement with Jeffrey C. Lapin."

(7) The amount shown reflects the amount paid to Mr. Lapin for consulting services rendered by him prior to Mr. Lapin becoming an employee.

(8) The amounts shown for 1998 and 1999 reflect matching contributions in the amount of $6,000 made by us in accordance with our Defined Contribution Plan. The amount shown for 2000 reflects matching contributions in the amounts of $6,400 made by us in accordance with our Defined Contribution Plan.

(9) The amounts shown for 1998 and 1999 reflect matching contributions in the amount of $6,000 made by us in accordance with our Defined Contribution Plan. The amount shown for 2000 reflects matching contributions in the amounts of $6,400 made by us in accordance with our Defined Contribution Plan.


OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth the number of stock options granted to each of the Named Executives during the fiscal year ended December 31, 2000. The table also sets forth the potential realizable value of such stock options in the year of their expiration at arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the full five-year term of the stock options. No gain to the Named Executives is possible without an increase in the price of our Common Stock, which will benefit all stockholders proportionately. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of our Common Stock and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                              INDIVIDUAL GRANTS
                    ---------------------------------------------------------------------
                                                                     POTENTIAL REALIZABLE
                                 PERCENT OF                            VALUE AT ASSUMED
                                    TOTAL                                 STOCK VALUE
                                   OPTIONS                              ANNUAL RATES OF
                      SHARES     GRANTED TO   EXERCISE                   APPRECIATION
                    UNDERLYING    EMPLOYEES    OR BASE                FOR OPTION TERM(1)
                      OPTIONS        IN         PRICE    EXPIRATION  --------------------
      NAME            GRANTED    FISCAL YEAR  PER SHARE     DATE        5%         10%
----------------    ----------   -----------  ---------  ----------  --------   ---------
Brian J. Farrell     100,000         7%         $15.38     7/21/05   $424,783   $938,659
Jeffrey C. Lapin      70,000         5%         $15.38     7/21/05   $297,348   $657,061
Fred A. Gysi          30,000         2%         $15.38     7/21/05   $127,435   $281,598
Alison Locke          50,000         3%         $15.38     7/21/05   $212,391   $469,330
Tim F. Walsh          45,000         3%         $15.38     7/21/05   $191,152   $422,397

-------------
(1) For the stock options indicated, these amounts represent the exercise price multiplied by the annual appreciation rate shown compounded annually for the term of each option, less the exercise price, multiplied by the number of options granted. The dollar amounts set forth under this heading are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of our stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

        The following table sets forth, for each of the Named Executives, certain information regarding the number of stock options exercised during the fiscal year ended December 31, 2000 and the value of stock options held at fiscal year end.

                                                                                                     VALUE OF
                                                                                                    UNEXERCISED
                                                                                                   IN-THE-MONEY
                                                           NUMBER OF SHARES UNDERLYING              OPTIONS AT
                                                               UNEXERCISED OPTIONS                    FISCAL
                                                                AT FISCAL YEAR-END                  YEAR-END(1)
                      SHARES                     ---------------------------------------------     -------------
                     ACQUIRED
                        ON         REALIZED      ---------------------------------------------------------------
     NAME            EXERCISE        VALUE       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------       --------     ----------     -----------     -------------     -----------     -------------
Brian J.Farrell       64,000      $1,064,046       548,501          275,000        $9,426,783       $1,990,628
Jeffrey C. Lapin      20,000      $  144,166       305,000          120,000        $3,698,324       $  630,000
Fred A. Gysi              --              --        62,501           61,250        $  865,052       $  433,594
Alison Locke          13,125      $  182,816        40,626          103,124        $  325,333       $  640,845
Tim F. Walsh              --              --        56,593           86,250        $  757,291       $  568,594

-----------
(1) Calculated based on the excess of fair market value of our common stock on December 31, 2000 over the respective exercise prices of the options.


DIRECTOR COMPENSATION

        Directors who are also employees and officers of our company are not paid any compensation for service as directors. Non-employee directors are compensated by cash payments comprised of $12,000 for the year plus $1,500 for attendance at each Board meeting held in person and $500 for attendance at each Board meeting held by telephone, and the grant of options pursuant to our 1997 Stock Option Plan. Pursuant to such plan, each non-employee director is granted options to purchase 3,750 shares of Common Stock on the first day of each fiscal quarter at a per share exercise price equal to the market price of a share of Common Stock on the date of grant.

        During 2000, each of the non-employee directors received grants under our 1997 Stock Option Plan of options exercisable for 15,000 shares of Common Stock.


EMPLOYMENT AGREEMENT WITH BRIAN J. FARRELL

        Mr. Farrell received an annual base salary of $409,000 in year 2000, pursuant to his amended and restated employment agreement dated as of June 30, 1999 (the "1999 Farrell Employment Agreement"). Mr. Farrell also received an annual bonus in the amount of $400,000 in year 2000, pursuant to the 1999 Farrell Employment Agreement.

        Mr. Farrell and we entered into an amended and restated employment agreement effective January 1, 2001 (the "2001 Farrell Employment Agreement") that provides for Mr. Farrell's employment by us through December 31, 2006 (the "Farrell Employment Period").

        The 2001 Farrell Employment Agreement provides for an annual base salary of $460,000, subject to annual review for possible increase, and an annual bonus equal to the lesser of his base salary for that year or 4.5% of our annual net income before taxes. Mr. Farrell may also be awarded a performance bonus at the discretion of the board of directors. We also agreed to grant Mr. Farrell stock options under our 1997 Stock Option Plan to purchase 125,000 shares of our common stock, with an exercise price per share equal to the fair-market value per share of our common stock on the date the options are granted. The options vest in three equal installments on the first of January of each of 2002, 2003 and 2004. Further, we are required to provide Mr. Farrell with a life insurance policy in the amount of $3 million, disability insurance for 80% of his base salary and a grantor trust established under Sections 671, et. seq. of the Internal Revenue Code (a Rabbi Trust).

        The 2001 Farrell Employment Agreement provides that if Mr. Farrell voluntarily terminates his employment without "good reason" or we terminate his employment for "cause," he will be precluded, during the twelve months following any such termination, from engaging in any business activities in competition with our business and from soliciting our employees.

        The 2001 Farrell Employment Agreement provides Mr. Farrell with the following payments and benefits in the event that the 2001 Farrell Employment Agreement is terminated by Mr. Farrell for "good reason" or by us without cause:
(i) a lump sum payment equal to (A) the greater of three years' base salary or the salary payable during the then-existing balance of the Farrell Employment Period, plus (B) bonus compensation at the highest possible annual bonus for the greater of three years or the then-existing balance of the Farrell Employment Period; (ii) medical and dental insurance coverage until the end of the Farrell Employment Period; (iii) life and disability insurance coverage until the end of the Farrell Employment Period; (iv) various other perquisites as more fully described in the 2001 Farrell Employment Agreement; (v) the immediate vesting of all stock options, stock appreciation rights and restricted stock, if any, not fully vested at such time; (vi) the immediate vesting of Mr. Farrell's rights in all other employee benefit and compensation plans; (vii) payment of the fees and disbursements incurred by counsel to Mr. Farrell as a result of the termination of Mr. Farrell's employment; and (vii) appropriate office and secretarial assistance for six months after termination of Mr. Farrell's employment.

        If, within one year after a change of control, Mr. Farrell's employment is terminated by us other than for cause, or voluntarily by Mr. Farrell, then Mr. Farrell shall receive certain benefits, as more fully described in the 2001 Farrell Employment Agreement, in addition to those described above. A change of control includes such events as a person gaining 15% or more beneficial ownership in the Company, our current board members ceasing to comprise at least a majority of our board (with some exceptions), and/or a sale of all or substantially all of our assets or of business operations generating two-thirds of our consolidated revenues.

EMPLOYMENT AGREEMENT WITH JEFFREY C. LAPIN

        Mr. Lapin received an annual base salary of $275,000 in year 2000, pursuant to the employment agreement, dated as of January 1, 1999 (the "1999 Lapin Employment Agreement"). Mr. Lapin also received an annual bonus in the amount of $275,000 in year 2000, pursuant to the 1999 Lapin Employment Agreement.

        Mr. Lapin and we entered into an amended and restated employment agreement effective January 1, 2001 (the "2001 Lapin Employment Agreement") that provides for Mr. Lapin's employment by us through December 31, 2006 (the "Lapin Employment Period").

        The 2001 Lapin Employment Agreement provides for an annual base salary of $325,000, subject to annual review for possible increase, and an annual bonus equal to the lesser of his base salary for that year or 4.5% of our annual net income before taxes. Mr. Lapin may also be awarded a performance bonus at the discretion of the board of directors. We also agreed to grant

Mr. Lapin a stock option under our 1997 Stock Option Plan to purchase 100,000 shares of our common stock, with an exercise price per share equal to the fair-market value per share of our common stock on the date the options are granted. The options vest in three equal installments on the first of January of each of 2002, 2003 and 2004. Further, we are required to provide Mr. Lapin with a life insurance policy in the amount of $3 million, disability insurance for 80% of his base salary and a grantor trust established under Sections 671, et. seq. of the Internal Revenue Code (a Rabbi Trust).

        The 2001 Lapin Employment Agreement provides that if Mr. Lapin voluntarily terminates his employment without "good reason" or we terminate his employment for "cause," he will be precluded, during the twelve months following any such termination, from engaging in any business activities in competition with our business and from soliciting our employees.

        The 2001 Lapin Employment Agreement provides Mr. Lapin with the following payments and benefits in the event that the 2001 Lapin Employment Agreement is terminated by Mr. Lapin for "good reason" or by us without cause:
(i) a lump sum payment equal to (A) the greater of three years' base salary or the salary payable during the then-existing balance of the Lapin Employment Period, plus (B) bonus compensation at the highest possible annual bonus for the greater of three years or the then-existing balance of the Lapin Employment Period; (ii) medical and dental insurance coverage until the end of the Lapin Employment Period; (iii) life and disability insurance coverage until the end of the Lapin Employment Period; (iv) various other perquisites as more fully described in the 2001 Lapin Employment Agreement; (v) the immediate vesting of all stock options, stock appreciation rights and restricted stock, if any, not fully vested at such time; (vi) the immediate vesting of Mr. Lapin's rights in all other employee benefit and compensation plans; (vii) payment of the fees and disbursements incurred by counsel to Mr. Lapin as a result of the termination of Mr. Lapin's employment; and (vii) appropriate office and secretarial assistance for six months after termination of Mr. Lapin's employment.

        If, within one year after a change of control, Mr. Lapin's employment is terminated by us other than for cause, or voluntarily by Mr. Lapin, then Mr. Lapin shall receive certain benefits, as more fully described in the 2001 Lapin Employment Agreement, in addition to those described above. A change of control includes such events as a person gaining 15% or more beneficial ownership in the Company, our current board members ceasing to comprise at least a majority of our board (with some exceptions), and/or a sale of all or substantially all of our assets or of business operations generating two-thirds of our consolidated revenues.

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

        "Good Reason" is defined to include any of the following events after a Change in Control: (a) any removal or involuntary termination of the executive;
(b) a reduction of the executive's rate of annual base salary as in effect immediately prior to the Change in Control or our failure to pay such salary;
(c) a requirement that the executive relocate; (d) our failure to provide the executive with compensation, vacation and other fringe benefits, expense reimbursement, and welfare benefits in accordance with the most favorable plans and benefits in effect for the peer officers of our company after the Change in Control; and (e) our failure to maintain the effectiveness of the Severance Agreements after the Change of Control.

        The Severance Agreements provide that if an executive's employment is terminated within the year following a Change in Control for any other reason, such executive will be entitled to receive, among other benefits, a cash amount equal to (i) one times such executive's annual base salary paid to such executive at the time of the Change in Control, plus (ii) one times such executive's annual bonus paid or payable to such executive in respect of our fiscal year immediately preceding the fiscal year in which the Change in Control occurs. In addition, if on the date of termination such executive's stock options are not fully vested, all such stock options shall become immediately vested and exercisable for such period as provided in the plan and/or agreement governing such options. If Messrs. Gysi and Walsh and Ms. Locke were terminated in accordance with the foregoing they currently would receive $260,000, $350,000 and $485,000, respectively.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee in 2000 consisted of Messrs. Burstein and Whims. Each of Messrs. Burstein and Whims are non-employee Directors and neither have any direct or indirect material interest in, or relationship with, us outside of his position as a Director. To our knowledge, there were no other interrelationships involving members of the Compensation Committee or other Directors requiring disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL STOCKHOLDERS

        The following table sets forth information as to all persons who are, to our knowledge, the beneficial owners of 5% or more of our outstanding Common Stock as of March 26, 2001

                                                                    AMOUNT AND
                                                                     NATURE OF
   TITLE OF                                                         BENEFICIAL    PERCENT
    CLASS                      NAME AND ADDRESS                     OWNERSHIP     OF CLASS
-------------- -------------------------------------------------- --------------  --------
Common         Dresdner RCM Global Investors LLC                   1,600,100(1)     7.6%
               Four Embarcadero Center, San Francisco,
               California 94111
Common         Liberty Wagner Asset Management, L.P. ("WAM")       1,075,000(2)     5.1%
               WAM Acquisition GP, Inc.,
               the general partner of WAM ("WAM GP")
               227 West Monroe Street, Suite 3000, Chicago,
               Illinois 60606

----------
(1) Based on information set forth in Schedule 13G dated February 7, 2001 and filed with the Securities and Exchange Commission by Dresdner RCM Global Investors LLC.

(2) Based on information set forth in Schedule 13G dated February 14, 2001 and filed with the Securities and Exchange Commission by Liberty Wagner Asset Management, L.P.

BENEFICIAL OWNERSHIP OF MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of our Common Stock as of March 26, 2001 by each of our directors as of that date, by the Named Executives and by all directors and executive officers as a group. Unless otherwise indicated below, each individual named in the table has sole voting power and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable.

   TITLE OF               NAME AND             AMOUNT AND NATURE OF     PERCENT
    CLASS                ADDRESS(1)            BENEFICIAL OWNERSHIP    OF CLASS
  ----------     ---------------------------   --------------------    --------
    Common       Brian J. Farrell                    529,501 (2)          2.5%
    Common       Jeffrey C. Lapin                    262,000 (3)          1.2%
    Common       Lawrence Burstein                   121,202 (4)          *
    Common       Bruce Jagid                          98,251 (5)          *
    Common       James L. Whims                      120,147 (6)          *
    Common       L. Gregory Ballard                   39,375 (7)          *
    Common       Fred Gysi                            39,501 (8)          *
    Common       Alison Locke                         10,002 (9)          *
    Common       Tim F. Walsh                         41,596(10)          *
    All Directors and Executive Officers           1,261,575(11)          5.9%
     as a group (9 individuals)

--------------
 *    Less than 1%.

 (1) The address for each individual is c/o THQ Inc., 27001 Agoura Road, Calabasas Hills, California 91301.

 (2) Includes 498,501 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

 (3) Includes 245,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

 (4) Includes 105,004 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

 (5) Includes 93,750 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

 (6) Includes 60,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days and 55,147 shares of Common Stock held of record by TechFund Capital L.P. ("TechFund"). Mr. Whims is a managing member of the general partner of TechFund and accordingly may be deemed to share beneficial ownership of the shares of Common Stock held of record by TechFund. Mr. Whims disclaims beneficial ownership of such shares.

 (7) All 39,375 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

 (8) Includes 32,501 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

 (9) All 10,002 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(10) Includes 26,251 shares of Common Stock issuable upon exercise of options exercisable within 60 days.

(11) Includes an aggregate of 1,110,384 shares of Common Stock issuable upon exercise of options within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We believe that there were no reportable relationships or transactions with management during the year ended December 31, 2000.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


        (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

               See Index to Financial Statements.


        (b)  REPORTS ON FORM 8-K.

               Current Report on Form 8-K dated November 13, 2000, reporting under item 5.

        (c)  EXHIBITS.

  EXHIBIT
  NUMBER                                  TITLE
----------    ------------------------------------------------------------------
     2        Agreement of Merger dated as of August 31, 2000, among THQ Inc.,
              Volition Acquisition Company and Volition, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form
              8-K dated September 15, 2000.
     3.1      Certificate of Incorporation (incorporated by reference to Exhibit
              3.1 to Post-Effective Amendment No. 1 to the Registration
              Statement on Form S-3 filed on January 9, 1998 (File No.
              333-32221) (the "S-3 Registration Statement")).
     3.2      Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the
              S-3 Registration Statement).
     3.3      Amended and Restated Bylaws (incorporated by reference to Exhibit
              3 to the Registrant's Current Report on Form 8-K, dated June 22,
              2000 (the "June 2000 8-K")).
     3.4      Certificate of Designation of Series A Junior Participating
              Preferred Stock of THQ Inc. (incorporated by reference to Exhibit
              A to the Stockholders Rights Agreement dated as of June 21, 2000 between the Company and American Stock Transfer & Trust Company,
              as Rights Agent ("Rights Agreement"), which is Exhibit 4 to the
              June 2000 8-K).
     4.1      Rights Agreement (incorporated by reference to Exhibit 4 to the
              June 2000 8-K).
    10.1*     Amended and Restated Employment Agreement dated as of January 1,
              2001, between the Company and Brian J. Farrell.
    10.2*     Amended and Restated Employment Agreement dated as of January 1,
              2001, between the Company and Jeffrey C. Lapin.
    10.3*     Employment Agreement between Fred A. Gysi and the Company dated
              October 1, 1997 (incorporated by reference to Exhibit 10.6 to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998 (the "1998 10-K")).
    10.4*     Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the 1998 10-K).
    10.5*     Amended and Restated 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form
              S-2 filed on December 23, 1996 (File No. 333-18641)).
    10.6*     Stock Option Agreement dated as of August 28, 1996, between the
              Company and Brian J. Farrell (incorporated by reference to Exhibit
              10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
    10.7*     Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit A to Information Required in Proxy Statement
              on Schedule 14A filed June 23, 2000).

  EXHIBIT
  NUMBER                                  TITLE
----------    ------------------------------------------------------------------
    10.8*     Form of Stock Option Agreement for the 1997 Stock Option Plan
              (incorporated by reference to Exhibit 4.5 to the Registration
              Statement on Form S-8 filed March 19, 1999 (File No. 333-74715)).
    10.9*     Stock Option Agreement dated as of October 21, 1998, between the
              Company and Jeffrey C. Lapin (incorporated by reference to Exhibit
              10.8 to the 1999 2nd Quarter 10-Q).
    10.10*    Form of Stock Option Agreement dated as of December 23, 1998, between the Company and Messrs. Lawrence Burstein, Bruce Jagid and
              James Whims (incorporated by reference to Exhibit 10.9 to the 1999
              2nd Quarter 10-Q).
    10.11     Genetic Anomalies Amended and Restated 1997 Stock Option/Stock
              Issuance Plan (the "GA Plan") (incorporated by reference to
              Exhibit 4.4 to the Registration Statement on Form S-8 filed on
              April 27, 2000 (File No. 333-35806) (the "GA S-8")).
    10.12     Form of Incentive Stock Option Agreement for the GA Plan
              (incorporated by reference to Exhibit 4.5 to the GA S-8).
    10.13     Revolving Credit Agreement, dated as of August 31, 2000 by and between the Company, the Lenders named therein, and Union Bank of
              California, N.A. ("Union Bank"), as Agent (incorporated by reference to Exhibit 10.1 to the 2000 3rd Quarter 10-Q).
    10.14     First Amendment to Revolving Credit Agreement, dated as of October
              23, 2000 between the Company, Union Bank as Agent and as Lender,
              BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.2 to the 2000 3rd Quarter 10-Q).
    21        Subsidiaries of the Registrant
    23.1      Consent of Deloitte & Touche LLP.

-------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 29, 2001                  THQ INC.


                                        By:  /s/   Brian J. Farrell
                                           ------------------------------------
                                             Brian J. Farrell, President
                                             and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                             DATE
-------------------------     ----------------------------------------      --------------


/s/   Brian J. Farrell        Director, President and Chief Executive       March 29, 2001
----------------------        Officer (Principal Executive Officer)
Brian J. Farrell


/s/  Lawrence Burstein        Director                                      March 29, 2001
-----------------------
Lawrence Burstein


/s/ Bruce Jagid               Director                                      March 29, 2001
---------------
Bruce Jagid


/s/ James L. Whims            Director                                      March 29, 2001
------------------
James L. Whims


/s/ Jeffrey C. Lapin          Director, Vice Chairman and                   March 29, 2001
--------------------          Chief Operating Officer
Jeffrey C. Lapin


/s/ L. Gregory Ballard        Director                                      March 29, 2001
----------------------
L. Gregory Ballard


/s/ Fred A. Gysi              Senior Vice President, Finance &              March 29, 2001
----------------              Administration, Chief Financial Officer and
Fred A. Gysi                  Secretary (Principal Financial Officer and
                              Principal Accounting Officer)

                                    THQ INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS                                                           F-3
      Consolidated Balance Sheets -- December 31, 1999 and 2000
Consolidated Statements of Operations for Each of the Three Years in the Period Ended       F-4
      December 31, 2000
Consolidated Statements of Shareholders' Equity for Each of the Three Years in the          F-5
      Period Ended December 31, 2000
Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended       F-7
      December 31, 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  F-9

        All financial statement schedules have been omitted since either (i) the schedule or condition requiring a schedule is not applicable or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of THQ Inc.,
Calabasas, California


We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Los Angeles, California
February 16, 2001

                            THQ INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------
                                                                         DECEMBER 31,
                                                                 ---------------------------------
                                                                      1999               2000
                                                                 -------------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  21,454,000       $  27,998,000
    Accounts receivable -- net                                      97,014,000         135,048,000
    Inventory                                                        5,455,000          10,707,000
    Prepaid and deferred royalties                                  21,891,000           8,756,000
    Software development costs                                      11,640,000          11,818,000
    Deferred income taxes                                            6,817,000           9,202,000
    Income taxes receivable                                            965,000                  --
    Prepaid expenses and other current assets                        2,225,000           4,557,000
                                                                 -------------       -------------
        Total current assets                                       167,461,000         208,086,000
Property and equipment -- net                                        5,746,000          10,607,000
Deferred royalties -- net of current portion                         3,371,000           2,382,000
Software development costs -- net of current portion                 1,824,000             949,000
Deferred income taxes -- net of current portion                      2,865,000             581,000
Other long-term assets                                               2,790,000           7,337,000
                                                                 -------------       -------------
TOTAL ASSETS                                                     $ 184,057,000       $ 229,942,000
                                                                 =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Lines of credit                                              $  16,702,000       $  15,473,000
    Accounts payable                                                14,540,000          22,956,000
    Accrued expenses                                                13,105,000          23,448,000
    Accrued royalties                                               31,254,000          29,869,000
    Income taxes payable                                                    --           6,071,000
      Total current liabilities                                     75,601,000          97,817,000
                                                                 -------------       -------------
Accrued royalties -- net of current portion                            150,000                  --
Commitments and contingencies                                               --                  --
Shareholders' equity:
Common Stock, par value $.01, 35,000,000 shares authorized;
    19,897,234 and 20,460,538 shares issued and outstanding
    as of December 31, 1999 and 2000, respectively                     199,000             205,000
Additional paid-in capital                                          79,250,000          85,747,000
Accumulated other comprehensive loss                                  (842,000)         (1,715,000)
Retained earnings                                                   29,699,000          47,888,000
                                                                 -------------       -------------
    Total shareholders' equity                                     108,306,000         132,125,000
                                                                 -------------       -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 184,057,000       $ 229,942,000
                                                                 =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    THQ INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------
                                                                  YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         1998              1999              2000
                                                     ------------      ------------      ------------
Net sales                                            $216,716,000      $303,483,000      $347,003,000
Costs and expenses:
    Cost of sales                                     100,019,000       134,563,000       140,699,000
    Royalties and project abandonment                  48,130,000        48,370,000        77,550,000
    Product development                                 8,925,000        15,511,000        19,151,000
    Selling and marketing                              20,326,000        35,440,000        42,446,000
    Payment to venture partner                                 --         6,119,000        17,707,000
    General and administrative                         10,107,000        14,970,000        19,530,000
    In-process research and development                 7,232,000                --                --
                                                     ------------      ------------      ------------
Total costs and expenses                              194,739,000       254,973,000       317,083,000
                                                     ------------      ------------      ------------
Income from operations                                 21,977,000        48,510,000        29,920,000
Interest income, net                                      819,000         1,109,000         1,323,000
                                                     ------------      ------------      ------------
Income before income taxes                             22,796,000        49,619,000        31,243,000
Income taxes                                            9,343,000        18,293,000        13,054,000
                                                     ------------      ------------      ------------
Net income                                           $ 13,453,000      $ 31,326,000      $ 18,189,000
                                                     ============      ============      ============
Net income per share -- basic                        $        .75      $       1.65      $        .91
                                                     ============      ============      ============
Net income per share -- diluted                      $        .63      $       1.48      $        .84
                                                     ============      ============      ============
Shares used in per share calculation -- basic          17,929,000        19,040,000        20,091,000
                                                     ============      ============      ============
Shares used in per share calculation -- diluted        21,229,000        21,197,000        21,568,000
                                                     ============      ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   THQ INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                       ---------------------------------------------------------------------------------------
                                                                                 ACCUMULATED      RETAINED
                                                                   ADDITIONAL       OTHER         EARNINGS
                                         COMMON       COMMON        PAID-IN     COMPREHENSIVE  (ACCUMULATED
                                         SHARES        STOCK        CAPITAL     INCOME (LOSS)      DEFICIT)          TOTAL
                                       ----------    --------    ------------   --------------  -----------      -------------
Balance at January 1, 1998             17,083,366    $ 20,000    $ 48,821,000     $  81,000     $(15,080,000)    $  33,842,000
Exercise of warrants and options          902,519       5,000       2,345,000            --               --         2,350,000
Stock compensation                             --          --         187,000            --               --           187,000
Issuance of common stock                  782,706       4,000      10,647,000            --               --        10,651,000
Tax benefit related to the exercise
of  employee stock options                     --          --       1,603,000            --               --         1,603,000
Reincorporation                                --     100,000        (100,000)           --               --                --
Comprehensive income:
  Net income                                   --          --              --            --       13,453,000        13,453,000
  Other comprehensive income
    Foreign currency translation
    adjustment                                 --          --              --       (21,000)              --           (21,000)
Comprehensive income                           --          --              --            --               --        13,432,000
                                       ----------    --------    ------------     ---------     ------------     -------------
Balance at December 31, 1998           18,768,591     129,000      63,503,000        60,000       (1,627,000)       62,065,000
Exercise of warrants and options        1,128,643       8,000       4,955,000            --               --         4,963,000
Issuance of warrants                           --          --       3,627,000            --               --         3,627,000
Stock compensation                             --          --         464,000            --               --           464,000
Tax benefit related to the exercise
of  employee stock options                     --          --       6,763,000            --               --         6,763,000
Three-for-two stock dividend                   --      62,000         (62,000)           --               --                --
Comprehensive income:
  Net income                                   --          --              --            --       31,326,000        31,326,000
  Other comprehensive income
    Foreign currency translation
    Adjustment                                 --          --              --      (902,000)              --          (902,000)
Comprehensive income                           --          --              --            --               --        30,424,000
                                       ----------    --------    ------------     ---------     ------------     -------------
Balance at December 31, 1999           19,897,234     199,000      79,250,000      (842,000)      29,699,000       108,306,000

                                                   THQ INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
------------------------------------------------------------------------------------------------------------------------------
                                                                 YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                       ---------------------------------------------------------------------------------------
                                                                                 ACCUMULATED      RETAINED
                                                                   ADDITIONAL       OTHER         EARNINGS
                                         COMMON       COMMON        PAID-IN     COMPREHENSIVE  (ACCUMULATED
                                         SHARES        STOCK        CAPITAL     INCOME (LOSS)      DEFICIT)          TOTAL
                                       ----------    --------    ------------   --------------  -----------      -------------
Balance at December 31, 1999           19,897,234     199,000     79,250,000       (842,000)     29,699,000      108,306,000
Exercise of warrants and options          563,304       6,000      4,299,000             --              --        4,305,000
Stock compensation                             --          --        406,000             --              --          406,000
Tax benefit related to the exercise
of  employee stock options                     --          --      1,792,000             --              --        1,792,000
Comprehensive income:
  Net income                                   --          --             --             --      18,189,000       18,189,000
  Other comprehensive income
    Foreign currency translation
    Adjustment                                 --          --             --       (873,000)             --         (873,000)
Comprehensive income                           --          --             --             --              --       17,316,000
                                       ----------    --------    -----------    -----------     -----------    -------------
Balance at December 31, 2000           20,460,538    $205,000    $85,747,000    $(1,715,000)    $47,888,000    $ 132,125,000
                                       ==========    ========    ===========    ===========     ===========    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    THQ INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                              1998             1999             2000
                                                          ------------     ------------     ------------
Cash flows from operating activities:
Net income                                                $ 13,453,000     $ 31,326,000     $ 18,189,000
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                            947,000        1,678,000        3,566,000
      Provision for doubtful accounts,
      discounts and returns                                 20,838,000       35,009,000       35,387,000
      Litigation settlement                                         --          564,000               --
      Loss on disposal of property and equipment                40,000           63,000          114,000
      Loss on sale of investment securities                    218,000               --               --
      Stock compensation                                       187,000          464,000          406,000
      Tax benefit from disqualified disposition              1,603,000        6,763,000        1,792,000
      In-process research and development                    7,232,000               --               --
      Deferred income taxes                                 (8,708,000)         692,000         (112,000)
Changes in operating assets and liabilities:
      Accounts receivable                                  (43,755,000)     (72,742,000)     (74,770,000)
      Inventory                                            (13,780,000)      11,200,000       (5,442,000)
      Prepaid and deferred royalties and software
      development costs                                      2,346,000      (24,269,000)      14,409,000
      Prepaid expenses and other current assets               (239,000)        (670,000)      (2,374,000)
      Accounts payable and accrued expenses                 14,047,000       (3,086,000)      19,291,000
      Accrued royalties                                      8,823,000       15,134,000       (1,427,000)
      Income taxes payable (receivable)                      4,437,000       (9,203,000)       7,107,000
                                                          ------------     ------------     ------------
Net cash provided by (used in) operating activities          7,689,000       (7,077,000)      16,136,000
                                                          ------------     ------------     ------------
Cash flows used in investing activities:
      Proceeds from sale of investment securities              863,000               --               --
      Purchase of investment securities                     (1,081,000)              --               --
      Proceeds from sale of property and equipment                  --           39,000           64,000
      Acquisition adjustment                                        --        2,540,000               --
      Acquisitions, net of cash acquired                    (2,369,000)              --               --
      Acquisition of property and equipment                 (1,465,000)      (4,447,000)      (7,877,000)
      Investment in Yuke's Co., Ltd.                                --               --       (5,020,000)
      Increase in other long-term assets                    (2,010,000)        (261,000)        (114,000)
                                                          ------------     ------------     ------------
Net cash used in investing activities                       (6,062,000)      (2,129,000)     (12,947,000)
                                                          ------------     ------------     ------------
Cash flows provided by financing activities:
      Net increase (decrease) in short-term borrowings       3,265,000        7,118,000       (1,229,000)
      Proceeds from exercise of warrants and options         2,350,000        4,963,000        4,305,000
                                                          ------------     ------------     ------------
Net cash provided by financing activities                    5,615,000       12,081,000        3,076,000
                                                          ------------     ------------     ------------
Effect of exchange rate changes on cash                       (156,000)        (535,000)         279,000
                                                          ------------     ------------     ------------
Net increase in cash and cash equivalents                    7,086,000        2,340,000        6,544,000
                                                          ------------     ------------     ------------
Cash and cash equivalents -- beginning of period            12,028,000       19,114,000       21,454,000
                                                          ------------     ------------     ------------
Cash and cash equivalents -- end of period                $ 19,114,000     $ 21,454,000     $ 27,998,000
                                                          ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes                                              $ 12,714,000     $ 19,569,000     $  4,350,000
                                                          ============     ============     ============
Interest                                                  $    196,000     $    247,000     $    354,000
                                                          ============     ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

        In 1999, we consolidated the venture with JAKKS Pacific Inc. resulting in the consolidation of our $2,010,000 investment.

        On August 2, 1999, we issued to the World Wrestling Federation Entertainment (the "WWF") and a related party to the WWF, warrants, expiring December 31, 2009, to purchase 281,250 shares of common stock at $10.42 per share which had a fair value at the time of issuance of $3,063,000. (See
Note 12).

        On May 1, 1998, we issued 523,776 shares of common stock as part of the purchase price for GameFx, Inc. We also assumed the stock options issued by GameFx, Inc. to its employees that, if and when exercised, permit the holders thereof to acquire approximately 22,275 shares of THQ stock. This issuance increased common stock and additional paid-in capital by $2,000 and $6,217,000, respectively, and was allocated among the net assets acquired, (part of which was written off as in-process research and development). (See Note 11).

        On December 2, 1998, we issued 249,930 shares of common stock as part of the purchase price for Rushware Microhandelsgesellschaft mbH. The name was subsequently changed to THQ Entertainment Gmbh ("THQ Entertainment"). This issuance increased common stock and additional paid-in capital by $2,000 and $4,430,000, respectively, and was allocated among the net assets acquired. (See
Note 11)


DETAILS OF 1998 ACQUISITIONS:

                                                                        THQ
                                                   GAMEFX, INC     ENTERTAINMENT
                                                   ------------    ------------
Fair value of assets acquired                      $ 7,492,000     $ 18,581,000
Liabilities assumed                                         --      (12,567,000)
Value of common stock and stock options issued      (6,219,000)      (4,432,000)
                                                   -----------     ------------
Cash paid                                            1,273,000        1,582,000
Less cash acquired                                          --         (486,000)
                                                   -----------     ------------
Net cash paid for acquisitions                     $ 1,273,000     $  1,096,000
                                                   ===========     ============

        In 1999, we renegotiated the purchase of THQ Entertainment and received a payment of $2,540,000 from the sellers.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      DESCRIPTION OF BUSINESS

        Business. THQ Inc., a Delaware corporation, is a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. We currently publish titles for Sony's PlayStation and PlayStation 2, Nintendo 64, Nintendo Game Boy Color and personal computers ("PCs") in most interactive software genres including childrens, action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys "R" Us, Electronics Boutique, Target, Kmart Stores, Babbages Etc., Best Buy, Kay Bee Toys, and other national and regional retailers, discount store chains and specialty retailers.

        Unless the context otherwise requires, references in this document to "THQ" or the "Company" include THQ Inc. and all of its wholly owned subsidiaries.

        License Agreements. We have two license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States and Canada, and Europe, respectively, which expire in August 2002 and December 2005, respectively. We also have a license agreement with Sony for use with the 128-bit Sony PlayStation 2 in the United States and Canada which expires in March 2003.

        We have two license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name and its proprietary information and technology in order to develop and market software for use with the 64-bit Nintendo 64 in North America and Latin America, and Europe, Australia and New Zealand which expire in May 2003 and January 2004, respectively. We also have a license agreement with Nintendo for use with the Game Boy Color portable game console in North America and Latin America, and Europe, Australia and New Zealand which expire in March 2002 and October 2002, respectively.

        Our business is dependent on these license agreements with Sony and Nintendo. Substantially all of our products are manufactured by Sony and Nintendo who charge us a fixed amount for each CD-ROM, DVD or cartridge manufactured. This charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

        In addition, we must indemnify Sony and Nintendo as appropriate, with respect to all loss, liability and expense resulting from any claim against Sony and Nintendo involving the development, marketing, sale or use of our titles, including any claims for copyright or trademark infringement brought against Sony and Nintendo. As such, we bear the risk that the properties and information and technology licensed from Sony and Nintendo and incorporated in the software may infringe the rights of third parties. Generally, we are entitled to indemnification from our software developers and property licensors to cover our indemnification obligations to Sony and Nintendo but no assurance can be given that, if any claim is brought against us, the developers and/or licensors will have sufficient resources to indemnify us.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation. The consolidated financial statements include the accounts of THQ Inc. and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        Foreign Currency Translation. Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of shareholders' equity as Accumulated other comprehensive income (loss). Foreign currency gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are not material.

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

        Sales (before returns and allowances) to a major customer represented 19%, 15% and 17% of gross sales in the years ended December 31, 1998, 1999 and 2000, respectively. This customer accounted for approximately 18% and 24% of accounts receivable at December 31, 1999 and 2000, respectively. Sales (before returns and allowances) to another major customer represented 13%, 11% and 16% of gross sales in the years ended December 31, 1998, 1999 and 2000, respectively. This customer accounted for approximately 15% and 20% of accounts receivable at December 31, 1999 and 2000, respectively. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

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

        Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Property and equipment consist of the following at:

                                                                       DECEMBER 31,
                                                               ---------------------------
                                                LIVES             1999             2000
                                               --------        ----------      -----------
Computer Equipment and Software                3-10 yrs        $6,584,000      $12,534,000
Furniture, fixtures and equipment                 5 yrs         1,739,000        2,293,000
Leasehold improvements                          3-6 yrs         1,024,000          914,000
Less accumulated depreciation and amortization                 (3,601,000)      (5,134,000)
                                                               ----------      -----------
                                                               $5,746,000      $10,607,000
                                                               ==========      ===========

        Royalties, Software Development Costs and Project Abandonment Loss. Advance royalty payments for intellectual property licenses are capitalized and recorded as prepaid royalties. All minimum guaranteed royalty payments are initially recorded as an asset (prepaid and deferred royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

        We utilize both independent software developers (who are paid advances against future royalties) and internal development teams to develop our software. We account for prepaid royalties relating to development agreements and capitalized software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Payments made to independent software developers under development agreements that have alternative future uses are capitalized to Software Development Costs. Internal development costs are also capitalized to Software Development Costs once technological feasibility is established. Technological feasibility is evaluated on a product by product basis. Technological feasibility for console entertainment software has been established by Sony and Nintendo for use with their respective hardware platforms. We are currently capitalizing the costs of video games under development at our Heavy Iron, PCP&L and Volition studios. At December 31, 1999 and 2000, we had capitalized software development costs of $1,034,000 and $2,560,000, respectively, at our studios. During 1999 and 2000, we amortized to expense $54,000 and $1,674,000, respectively, of internally developed capitalized software development costs.

        Prepaid royalties are expensed to Royalties and Project Abandonment expense at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units whichever amount is greater. Capitalized software development costs are expensed to Royalties and Project Abandonment expense on the ratio of current units sold to total projected units. When, in management's estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. Research and development costs are expensed to product development expense as incurred.

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

        Goodwill. Goodwill represents the excess purchase price over net assets acquired and is being amortized on a straight-line basis over 10 years. We review goodwill for impairment whenever events or changes in circumstances indicate that an asset's carrying value may exceed the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the carrying value, the asset will be reduced to an amount equal to the net present value of the expected future cash flows and an impairment loss will be recognized.

        Revenue Recognition. Revenue is recognized when products are shipped provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. We estimate such returns and allowances based upon management's evaluation of our historical experience and current industry trends. Such estimates are deducted from gross sales. Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims (See Note 5).

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We have implemented the provisions of SAB 101 and its impact on our revenue recognition policy is immaterial.

        Advertising. Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns which are deferred and charged to expense as the airtime or advertising space is used. Advertising costs were $5,659,000, $10,108,000 and $27,147,000 in the years ended December 31, 1998, 1999 and 2000, respectively.

        Stock-Based Compensation. We account for our employee stock plans under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

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

        Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

                                                  YEARS ENDED DECEMBER 31,
                                         -----------------------------------------
                                            1998           1999           2000
                                         -----------    -----------    -----------
Net income used to compute basic and
     diluted earnings per share          $13,453,000    $31,326,000    $18,189,000
                                         ===========    ===========    ===========
Weighted average number of shares
     outstanding -- basic                 17,929,000     19,040,000     20,091,000
Dilutive effect of stock options and
     warrants                              3,300,000      2,157,000      1,477,000
                                         -----------    -----------    -----------
Number of shares used to compute
     earnings per share -- diluted        21,229,000     21,197,000     21,568,000
                                         ===========    ===========    ===========

        Recently Issued Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS 133 effective January 1, 2001. We have evaluated the impact of adopting SFAS No. 133, and we believe that such adoption will not have any impact on our financial position, results of operations, or cash flows.

        Pervasiveness of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to prepaid and deferred royalties, software development costs, accrued returns and allowances and the allowance for doubtful accounts.


3.      BUSINESS COMBINATIONS

        On August 31, 2000, we completed the acquisition of Volition, Inc., a Delaware corporation ("Volition"). In the acquisition, each share of Volition was converted into 0.10989011 share of our common stock, or approximately 890,000 shares. In addition, outstanding Volition employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 110,000 shares of our common stock.

        On December 13, 1999, we completed the acquisition of Genetic Anomalies, Inc., a Delaware corporation ("GA"). In the acquisition, each share of GA was converted into 0.0536 share of our common stock, or approximately 220,000 shares. In addition, outstanding GA employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 45,000 shares of our common stock.

        On May 24, 1999, we completed the acquisition of Pacific Cost Power & Light Company, a California corporation ("PCP&L"). In the acquisition, each share of PCP&L was converted into 0.09008 shares of our common stock, or approximately 727,000 shares. In addition, outstanding PCP&L employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 196,000 shares of our common stock.

        The acquisitions have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if PCP&L, GA and Volition had always been part of our company.

        All transactions between us, PCP&L, GA and Volition have been eliminated in the consolidated financial statements. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                           YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                  1998               1999              2000
                              -------------     -------------     -------------
NET SALES
THQ Inc.                      $ 215,060,000     $ 301,141,000     $ 346,951,000
PCP&L                             1,379,000         1,676,000                **
GA                                  222,000           565,000                **
Volition                            605,000         2,713,000         1,907,000
Intercompany elimination           (550,000)       (2,612,000)       (1,855,000)
                              -------------     -------------     -------------
Combined                      $ 216,716,000     $ 303,483,000     $ 347,003,000
                              =============     =============     =============

NET INCOME (LOSS)
THQ Inc.                      $  15,990,000     $  35,044,000     $  22,329,000
PCP&L                              (348,000)         (667,000)               **
GA                                 (473,000)         (411,000)               **
Volition                         (1,166,000)          (28,000)       (2,285,000)
Intercompany elimination           (550,000)       (2,612,000)       (1,855,000)
                              -------------     -------------     -------------
Combined                      $  13,453,000     $  31,326,000     $  18,189,000
                              =============     =============     =============

** For fiscal year ended December 31, 2000, the results of operations for PCP&L and GA were included with THQ Inc.


4.      CREDIT FACILITY

        On August 31, 2000, we entered into a Revolving Credit Agreement with Union Bank of California and a syndicate of other financial institutions. This agreement expires on July 1, 2001 and permits us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $50,000,000 subject to the following:

        We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate for up to $40,000,000 for September 2000; $50,000,000 between October 1, 2000 and December 31, 2000; $40,000,000 for
January 2001 and $25,000,000 between February 1, 2001 and June 30, 2001.

        In addition, outstanding borrowings cannot exceed $15,000,000 for September 2000; $30,000,000 from October 1 through October 31, 2000; $50,000,000 from November 1, 2000 through December 31, 2000; $35,000,000 from January 1, 2001 through January 31, 2001 and $15,000,000 from February 1, 2001 to June 30, 2001.

        We are also required to not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

        This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which limit the ability for us to incur additional indebtedness, pay dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (9.5% at December 31, 2000) or b) the London Interbank Offered Rate (6.56% at December 31, 2000) plus 1.85%. As of December 31, 2000 we had approximately $5,341,000 in obligations with respect to outstanding letters of credit and $15,473,000 in outstanding borrowings. Under the previous credit facility at December 31, 1999, we had approximately $8,134,000 in obligations with respect to outstanding letters of credit and $16,702,000 in outstanding borrowings.


5.      ACCOUNTS RECEIVABLE AND ACCRUED RETURNS AND ALLOWANCES

        Accounts receivable is due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at December 31, 1999 and 2000 consists of the following:

                                                                 DECEMBER 31,
                                                       ------------------------------
                                                           1999             2000
                                                       ------------     -------------
Accounts receivable -- domestic                        $ 93,828,000     $ 137,865,000
Other receivables -- domestic                             1,469,000           531,000
Allowance for domestic returns and doubtful accounts    (16,845,000)      (21,676,000)
Accounts receivable -- foreign                           25,888,000        28,186,000
Allowance for foreign returns and doubtful accounts      (7,326,000)       (9,858,000)
                                                       ------------     -------------
Accounts receivable -- net                             $ 97,014,000     $ 135,048,000
                                                       ============     =============

        The allowance for domestic accrued returns and allowances consists of the following:

                                                      YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                           1998             1999             2000
                                       ------------     ------------     ------------
Balance at January 1                   $ (7,767,000)    $(15,008,000)    $(16,845,000)
Provision for discounts and returns     (18,870,000)     (28,072,000)     (27,390,000)
Actual discounts and returns             11,629,000       26,235,000       22,559,000
                                       ------------     ------------     ------------
Ending balance                         $(15,008,000)    $(16,845,000)    $(21,676,000)
                                       ============     ============     ============

        The allowance for foreign accrued returns and allowances consists of the following:

                                                      YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                           1998             1999             2000
                                       ------------     ------------     ------------
Balance at January 1                   $   (372,000)    $ (3,890,000)    $ (7,326,000)
THQ Entertainment purchase as of
     December 2, 1998                    (3,717,000)              --               --
Provision for discounts and returns      (1,968,000)      (6,937,000)      (7,997,000)
Actual discounts and returns              2,167,000        3,501,000        5,465,000
                                       ------------     ------------     ------------
Ending balance                         $ (3,890,000)    $ (7,326,000)    $ (9,858,000)
                                       ============     ============     ============


6.      EMPLOYEE PENSION PLAN

        We sponsor for our U.S. employees, a defined contribution plan under
Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee's deferral, up to 4% of compensation. We may also contribute funds to the plan in the form of a profit-sharing contribution. Expenses under the plan were $400,000, $477,000, and $1,137,000 in 1998, 1999 and 2000, respectively.


7.      INCOME TAXES

        Income before provision for income taxes consisted of:

                                               FOR YEARS ENDED
                                 ----------------------------------------------
                                     1998             1999             2000
                                 ------------     ------------     ------------
United States                    $ 20,762,000     $ 45,776,000     $ 29,540,000
Foreign                             2,034,000        3,843,000        1,703,000
                                 ------------     ------------     ------------
                                 $ 22,796,000     $ 49,619,000     $ 31,243,000
                                 ============     ============     ============

        The provision for income taxes consists of the following:

                                     1998             1999             2000
                                 ------------     ------------     ------------
CURRENT
    Federal                      $ 14,655,000     $ 13,648,000     $  9,048,000
    State                           3,275,000        2,897,000        3,395,000
    Foreign                           121,000        1,056,000          712,000
                                 ------------     ------------     ------------
                                   18,051,000       17,601,000       13,155,000
DEFERRED
    Federal                        (7,170,000)         121,000          209,000
    State                          (1,538,000)         755,000         (200,000)
    Foreign                                --         (184,000)        (110,000)
                                 ------------     ------------     ------------
                                   (8,708,000)         692,000         (101,000)
                                 ------------     ------------     ------------
Provision for income taxes       $  9,343,000     $ 18,293,000     $ 13,054,000
                                 ============     ============     ============

        A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

                                                     1998             1999             2000
                                                   ---------        ---------        ---------
Federal provision at statutory rate                  35.0%            35.0%            35.0%
State taxes (net of Federal benefit)                  5.0              5.0              4.1
In-process research and development                  10.0             --               --
Change in valuation allowance                       (11.8)            (5.2)            --
Preacquisition loss from Volition, Inc.               2.0              1.2              2.5
Foreign taxes and other, net                          0.8              0.9              0.2
                                                   ---------        ---------        ---------
                                                     41.0%            36.9%            41.8%
                                                   =========        =========        =========

                                                                 DECEMBER 31,
                            --------------------------------------------------------------------------------------
                                                1999                                          2000
                            ------------------------------------------     ---------------------------------------
                               FEDERAL          STATE        FOREIGN         FEDERAL          STATE       FOREIGN
                            ------------     ----------    -----------     ------------     ----------    --------
CURRENT
Deferred income tax
  assets:
  Allowance for
    doubtful accounts,
    discounts and
    returns                 $  5,896,000     $1,144,000    $   184,000     $  7,855,000     $1,347,000    $   294,000
  License abandonment          5,356,000      1,039,000             --        4,763,000        817,000             --
  State income taxes             641,000             --             --          846,000             --             --
  Net operating loss             821,000         57,000             --          905,000             --             --
  Other -- net                   476,000         92,000             --          337,000        249,000             --
                            ------------     ----------    -----------     ------------     ----------    -----------
Total deferred income
  tax assets                  13,190,000      2,332,000        184,000       14,706,000      2,413,000        294,000

Deferred income tax
  liabilities:
Software development
  costs                       (7,103,000)    (1,378,000)            --       (6,601,000)    (1,132,000)            --
State income taxes              (408,000)            --             --         (478,000)            --             --
                            ------------     ----------    -----------     ------------     ----------    -----------
Net current deferred
  income tax assets         $  5,679,000     $  954,000    $   184,000     $  7,627,000     $1,281,000    $   294,000
                            ============     ==========    ===========     ============     ==========    ===========

NON-CURRENT
Deferred income tax
  assets:
Deferred compensation       $    133,000     $   25,000    $        --     $    175,000     $   30,000    $        --
Net operating loss             2,420,000        168,000             --               --             --             --
Other -- net                     100,000         19,000             --          321,000         55,000             --
                            ------------     ----------    -----------     ------------     ----------    -----------
Net non-current deferred
  income tax assets         $  2,653,000     $  212,000    $        --     $    496,000     $   85,000    $        --
                            ============     ==========    ===========     ============     ==========    ===========

        The valuation allowance decreased by $2,992,000 and $2,461,000 during 1998 and 1999, respectively.

        As of December 31, 2000 we had federal net operating loss carryforwards of approximately $2,585,000 (expiring from 2009 to 2011).

        At December 31, 2000 we had accumulated foreign earnings of $4,327,000. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. If such earnings were distributed, U.S. income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.


8.      STOCK OPTION PLAN

        We have two stock option plans (the "1990 Plan" and "1997 Plan"), that provide for the issuance of up to 1,462,500 and 4,125,000 shares, respectively, available for employees, consultants and non-employee directors. As of December 31, 2000, no options under the 1990 Plan and 380,542 options under the 1997 Plan were available for grant. Stock options granted under the option plans may be incentive stock options or nonstatutory stock options. Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of nonstatutory stock options, all employees (including officers), consultants and non-employee directors of THQ.

        On June 8, 2000, the Board of Directors approved the THQ Inc. Non-executive Employee Stock Option Plan (the "NEEP Plan"). The NEEP Plan has primarily the same attributes as the 1990 Plan and the 1997 Plan, but participation is reserved for employees who are not executive officers and under the NEEP Plan only nonqualified options will be granted. The NEEP Plan provides for the issuance of up to 550,000 shares, of which no more than 20% is available for awards to our non-executive officers and no more than 15% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions. As of December 31, 2000, 37,850 options were available for grant.

        The exercise price per share of all options granted under the plans in 1998, 1999 and 2000 has been the closing market price of the stock on the date of the grant. Stock options issued by PCP&L and GA were issued at below market value. These options were accounted for under APB Opinion No. 25 and we have recognized compensation expense of $187,000, $464,000 and $406,000 for 1998, 1999 and 2000, respectively. Generally, options granted become exercisable over three years and expire within five years from the date of grant.

                                                        WEIGHTED
                                                         AVERAGE      NUMBER OF
STOCK OPTIONS                                        EXERCISE PRICE    SHARES
--------------------------------------------         --------------   ---------
Balance at January 1, 1998                             $    3.46      1,744,087
Granted                                                $   10.93      1,370,525
Exercised                                              $    2.11       (553,416)
Canceled                                               $    8.79        (78,937)
                                                                      ---------
Balance at December 31, 1998                           $    7.72      2,482,259
Granted                                                $   22.24      1,258,200
Exercised                                              $    5.48       (882,119)
Canceled                                               $   11.97       (282,416)
                                                                      ---------
Balance at December 31, 1999                           $   15.11      2,575,924
Granted                                                $   15.78      1,518,959
Exercised                                              $    9.15       (251,665)
Canceled                                               $   14.53       (429,915)
                                                                      ---------
Balance at December 31, 2000                           $   15.92      3,413,303
                                                                      =========

Options exercisable at December 31, 2000               $   13.47      1,217,779

        Options granted and shares exercised relating to options granted outside of our stock option plans during 1998, 1999 and 2000 are listed below. Share exercise prices for these options equal the market price of our common stock at the date of the grant.

                                                        WEIGHTED
                                                         AVERAGE      NUMBER OF
STOCK OPTIONS                                        EXERCISE PRICE    SHARES
--------------------------------------------         --------------   ---------
Balance at January 1, 1998                             $    1.61        848,116
Granted                                                $    8.04        508,026
Exercised                                              $    1.34       (236,250)
                                                                      ---------
Balance at December 31, 1998                           $    7.72      1,119,892
Granted                                                $    2.46         62,204
Exercised                                              $    1.80       (199,450)
Canceled                                               $    4.81        (26,072)
                                                                      ---------
Balance at December 31, 1999                           $   15.11        956,574
Exercised                                              $    1.95       (211,639)
Canceled                                               $    0.69        (30,432)
                                                                      ---------
Balance at December 31, 2000                           $    6.11        714,503
                                                                      =========

Options exercisable at December 31, 2000               $    6.72        643,352

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                               WEIGHTED
                             NUMBER             AVERAGE             WEIGHTED
      RANGE OF           OUTSTANDING AT        REMAINING        AVERAGE EXERCISE
   EXERCISE PRICE      DECEMBER 31, 2000    CONTRACTUAL LIFE         PRICE
   ---------------     -----------------    ----------------    ----------------
   $ 0.23 - $ 9.83          1,251,749               4                $  5.75
   $10.00 - $12.36            825,551               4                 $11.10
   $12.38 - $18.75          1,078,851               4                 $17.00
   $19.13 - $26.17            833,955               4                 $24.42
   $26.17 - $28.54            137,700               4                 $26.56
                       -----------------    ----------------    ----------------
                            4,127,806               4                 $14.22
                       =================    ================    ================

                             SHARES
      RANGE OF           EXERCISABLE AT     WEIGHTED AVERAGE
   EXERCISE PRICE      DECEMBER 31, 2000     EXERCISE PRICE
   ---------------     -----------------    ----------------
   $ 0.23 - $ 9.83           992,728             $ 5.34
   $10.00 - $12.36           330,074             $11.08
   $12.38 - $18.75           213,804             $16.87
   $19.13 - $26.17           263,625             $24.68
   $26.17 - $28.54            60,900             $27.05
                       -----------------    ----------------
                           1,861,131             $11.13
                       =================    ================

        The estimated fair value of the options granted in 1998, 1999 and 2000 was $13,606,000, $15,443,000 and $12,700,000, respectively. We apply APB Opinion
No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost for our stock option plans has been recognized in 1998, 1999 or 2000. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share for the years ended December 31, 1998, 1999 and 2000 would have been reduced to the pro forma amounts indicated below:

                                        FOR YEARS ENDED DECEMBER 31,
                                 -----------------------------------------
                                    1998           1999           2000
                                 -----------    -----------    -----------
Net income:
    As reported                  $13,453,000    $31,326,000    $18,189,000
    Pro forma                    $ 9,870,000    $24,625,000    $ 8,371,000
Diluted net income per Share:
    As reported                  $       .63    $      1.48    $       .84
    Pro forma                    $       .47    $      1.16    $       .39

        The fair market value of options granted under the stock option plans during 1998, 1999 and 2000 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                       FOR YEARS ENDED DECEMBER 31,
                                               -----------------------------------------
                                                1998             1999             2000
                                               -------          -------          -------
Dividend yield                                   0%               0%                0%
Anticipated volatility                           87%              70%              73%
Weighted average risk-free interest rate        5.15%            5.53%            6.12%
Expected lives                                 4 years          4 years          4 years

9.      RELATED PARTY TRANSACTIONS

        In 1998 and 1999, we paid Inland Productions, Inc., a software developer in which we acquired a 25% interest on July 1, 1996, $4,891,000 and $4,905,000, respectively. As of December 31, 1998 and 1999, we owed Inland Productions, Inc. $166,000 and $137,000, respectively. In 2000, Inland Productions, Inc., purchased the 25% interest we acquired in 1996 (See Note 11).


10.     CAPITAL STOCK TRANSACTIONS

        On August 31, 2000, we issued 890,110 shares of common stock as part of the purchase price for Volition, Inc. On December 13, 1999, we issued 220,048 shares of common stock in connection with the acquisition of Genetic Anomalies, Inc. On May 24, 1999, we issued 727,436 shares of common stock as part of the purchase price for Pacific Coast Power & Light Company (See Note 3).

        In February 1999, in settlement of litigation, we issued warrants expiring March 19, 2000 to Millennium Partners to purchase 150,000 shares of common stock at $16.08 per share. The fair value of the warrants at issuance was $564,000.

        During the years ended December 31, 1998, 1999 and 2000, the number of warrants to purchase our common stock exercised were 113,000, 64,000 and 100,000, respectively. We received proceeds from the exercise of such warrants totaling $827,000, $766,000 and $1,608,000, in the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, outstanding warrants were 281,000 at an average exercise price of $10.42 with an expiration date of December 31, 2009.

        In connection with obtaining the World Wrestling Federation license (See
Note 12), in August 1999 we issued to the WWF and a related party to the WWF, warrants expiring December 31, 2009 to purchase 281,250 shares of common stock at $10.42 per share having a fair value of $3,063,000 at the time of issuance.

        On July 23, 1998, and October 26, 1999, we announced three-for-two stock splits, effected in the form of 50% stock dividends, which were distributed on August 24, 1998, and December 1, 1999, respectively, to shareholders of record on August 20, 1998 and November 15, 1999, respectively. The accompanying consolidated financial statements have been adjusted to give effect to these stock splits for all periods presented.

        On May 1, 1998, we issued 532,776 shares of common stock in connection with the acquisition of GameFx, Inc. In December 1998, we issued 249,930 shares of common stock as part of the purchase cost of THQ Entertainment (See Note 11).


11.     OTHER LONG-TERM ASSETS

        On March 21, 2000, we acquired less than a 20% interest in a privately held Japanese developer Yuke's Co. Ltd. ("Yuke's"). This investment consisted of $5,020,000 in cash and is included in other long-term assets in the accompanying balance sheet. The agreement provides that for a certain time period, under separate development agreements, Yuke's will create exclusively for us wrestling games for the PlayStation and PlayStation 2 in North America and Europe. The value of Yuke's shares is not readily determinable and the investment is carried at cost because we do not exercise significant influence over financial or other operating policies.

        In February 2000, Inland Productions, Inc., purchased the 25% interest we acquired on July 1, 1996. No material gain or loss was recognized as a result of this transaction. The equity in the operating results of Inland was not material to the results of operations for any period presented.

        In December 1998, we acquired all of the outstanding shares of THQ Entertainment GmbH (formerly known as Rushware Microhandelsgesellschaft mbH) and its subsidiaries, Softgold Computerspiele GmbH and ABC Spielspass GmbH for consideration consisting of approximately $1,582,000 in cash and 249,930 shares of common stock with a fair value of $4,432,000 which was accounted for as a purchase. In 1999, we renegotiated the purchase of THQ Entertainment and received a payment of $2,540,000 from the sellers. Goodwill, which resulted from the purchase transaction, net of accumulated amortization was $1,796,000 and $1,517,000 at December 31, 1999 and 2000, respectively. THQ Entertainment now serves as our distributor and publisher in Germany and other German-speaking countries.

        On May 1, 1998, we acquired all of the outstanding shares of an applied technology company, GameFx, pursuant to a merger of GameFx with and into our newly formed, wholly owned subsidiary. The consideration paid by us consisted of
(i) the issuance of 523,776 shares of common stock, (ii) the assumption of stock options issued by GameFx to its employees that, if and when exercised, permit the holders thereof to acquire approximately 22,275 shares and (iii) approximately $1,273,000 in cash. The total acquisition cost was approximately $7.5 million and was accounted for as a purchase. The purchase price was allocated to certain intangible assets acquired and to purchased in-process research and development ("R & D"). Purchased R & D included the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R & D is expensed. Accordingly, $7,232,000 of the acquisition cost was expensed in the second quarter of 1998.

12.     AGREEMENT WITH JAKKS PACIFIC, INC. AND TITAN SPORTS INC.

        We entered into an agreement with JAKKS Pacific, Inc. ("JAKKS"), to govern our relationship with respect to the WWF license we jointly obtained from Titan Sports, Inc. (now known as World Wrestling Federation Entertainment, Inc.) in June 1999. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, as well as sublicense product pursuant to the license from the WWF. We control the venture, therefore, all transactions and balances are consolidated with the Company. The principal terms of this operating agreement are as follows:

- We will be responsible for funding all operations of the venture, including all payments owing to the WWF.

- For the period commencing November 16, 1999 and ending December 31, 2003, JAKKS will be entitled to receive a preferred payment equal to the greater of a fixed guaranty, payable quarterly, or specified percentages of the "net sales" from WWF licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts. At December 31, 2000, we have exceeded the minimum guarantee for preferred payments.

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

        The license agreement with the WWF extends through December 31, 2009, with an option for a five-year automatic extension if we pay them a specified minimum amount during the initial ten-year period of the agreement. As of December 31, 2000, we have essentially earned out the entire minimum guarantee specified in the license agreement.


13.     STOCKHOLDERS RIGHTS PLAN

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

14.     COMMITMENTS AND CONTINGENCIES

        Royalties. At December 31, 1999 and 2000, accrued royalties were $31,404,000 and $29,869,000, respectively. Royalties are classified as current liabilities if initial sales are to commence within one year.

        Leases. We are committed under operating leases with lease termination dates to 2009. Minimum future rentals pursuant to these leases as of December 31, 2000 are as follows:

                            Facilities      Equipment
                            ----------      ----------
              2001          $2,476,000      $  166,000
              2002           1,780,000         114,000
              2003           1,412,000          95,000
              2004             959,000          48,000
              2005             754,000          23,000
           Thereafter          147,000              --
                            ----------      ----------
                            $7,528,000      $  446,000
                            ==========      ==========

        Rent expense was $616,000, $1,834,000, and $2,220,000 in 1998, 1999 and
2000, respectively.

        Legal Proceedings. On December 20, 2000, the United States District Court for the Central District of California granted our second Motion to Dismiss with prejudice in opposition to two essentially identical class action law suits filed against us on February 18, 2000 and on March 2, 2000, respectively. The law suits alleged that we, and certain of our directors and senior officers, violated Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The Plaintiffs in the law suits did not appeal the ruling and time to file for such appeal has expired.

        On February 13, 2001, the World Championship Wrestling, Inc. filed a civil action against us in the Superior Court in the state of Georgia. The law suit alleges a breach of contract relating to the Interactive License Agreement, dated as of December 29, 1995, between the WCW and us. The Plaintiffs in the law suit allege that we have not paid sufficient royalties due under the agreement for the Nintendo 64 game "Revenge." We intend to vigorously defend against this law suit. We do not believe this law suit will have a material impact on our financial statement.

        We are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of the pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

15.     SEGMENT AND GEOGRAPHIC INFORMATION

        We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. The following information sets forth geographic information on our sales and long-lived assets for the years ended December 31, 1998, 1999 and 2000:

                                    UNITED     UNITED
(IN THOUSANDS OF DOLLARS)           STATES     KINGDOM    GERMANY    FRANCE  AUSTRALIA CONSOLIDATED
                                   --------    -------    -------    ------  --------- ------------
Year ended December 31, 1998:
Sales to unaffiliated Customers    $187,583    $23,881    $ 5,252    $   --    $   --    $216,716
                                   ========    =======    =======    ======    ======    ========
Long-lived assets at
December 31, 1998                  $  6,218    $ 4,763    $ 1,063    $   --    $   --    $ 12,094
                                   ========    =======    =======    ======    ======    ========
Year ended December 31, 1999:
Sales to unaffiliated Customers    $228,827    $41,404    $33,252    $   --    $   --    $303,483
                                   ========    =======    =======    ======    ======    ========
Long-lived assets at
December 31, 1999                  $ 10,780    $ 1,962    $   988    $    1    $   --    $ 13,731
                                   ========    =======    =======    ======    ======    ========
Year ended December 31, 2000:
Sales to unaffiliated Customers    $270,116    $44,638    $20,442    $7,979    $3,828    $347,003
                                   ========    =======    =======    ======    ======    ========
Long-lived assets at
December 31, 2000                  $ 16,792    $ 1,957    $ 1,971    $  320    $  235    $ 21,275
                                   ========    =======    =======    ======    ======    ========

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        Our summarized quarterly financial data is as follows:

(AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE DATA)               MARCH 31   JUNE 30   SEPTEMBER 30 DECEMBER 31
                                     --------   --------  ------------ -----------
Year ended December 31, 1999:
Revenues                             $79,226    $ 51,912     $44,610    $127,735
Expenses                              63,569      45,050      38,243     107,002
                                     -------    --------     -------    --------
Income before income taxes            15,657       6,862       6,367      20,733
Income taxes                           6,300       3,294       2,124       6,575
                                     -------    --------     -------    --------
Net income                           $ 9,357    $  3,568     $ 4,243    $ 14,158
                                     =======    ========     =======    ========

Net income per share:
   Basic                             $   .50    $    .19     $   .22    $    .73
                                     =======    ========     =======    ========
   Diluted                           $   .45    $    .17     $   .20    $    .65
                                     =======    ========     =======    ========
Year ended December 31, 2000:
Revenues                             $70,390    $ 32,407     $53,293    $190,913
Expenses                              63,315      46,236      50,468     155,741
                                     -------    --------     -------    --------
Income (loss) before income taxes      7,075     (13,829)      2,825      35,172
Income taxes                           3,130      (5,226)      1,510      13,640
                                     -------    --------     -------    --------
Net income (loss)                    $ 3,945    $ (8,603)    $ 1,315    $ 21,532
                                     =======    ========     =======    ========
Net income (loss) per share:
   Basic                             $   .20    $  (0.43)    $   .07    $   1.06
                                     =======    ========     =======    ========
   Diluted                           $   .18    $  (0.43)    $   .06    $    .99
                                     =======    ========     =======    ========