Form 10-Q
period 2001-03-31
THQ INC
filed 2001-05-15
CIK 865570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Common stock, $0.01 par value: 21,275,373 shares (as of May 7, 2001).

================================================================================

                            THQ INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          PAGE
                                                                                          ----
Part I -- Financial Information

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets --
                     March 31, 2001 and December 31, 2000                                   3

                  Consolidated Statements of Operations --
                     for the Three Months Ended March 31, 2001 and 2000                     4

                  Consolidated Statements of Shareholders' Equity --
                     for the Three Months Ended March 31, 2001 and
                     the Year Ended December 31, 2000                                       5

                  Consolidated Statements of Cash Flows --                                  6
                     for the Three Months Ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.                                            10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.              16


Part II -- Other Information

Item 1.           Legal Proceedings                                                        18

Item 6.           Exhibits and Reports on Form 8-K                                         18

Signatures                                                                                 19

Part I -- Financial Information
Item 1. Financial Statements.

                            THQ INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,               DECEMBER 31,
                                                                          2001 (1)                    2000
                                                                        -------------             -------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $  72,128,000             $  27,998,000
    Accounts receivable -- net                                             39,614,000               135,048,000
    Inventory                                                               8,690,000                10,707,000
    Prepaid and deferred royalties                                          8,935,000                 8,756,000
    Software development costs                                             18,735,000                11,818,000
    Deferred income taxes                                                   8,920,000                 9,202,000
    Income taxes receivable                                                 3,861,000                        --
    Prepaid expenses and other current assets                               8,877,000                 4,557,000
                                                                        -------------             -------------
               Total current assets                                       169,760,000               208,086,000
Property and equipment -- net                                              10,909,000                10,607,000
Deferred royalties -- net of current portion                                9,725,000                 2,382,000
Software development costs -- net of current portion                        1,443,000                   949,000
Deferred income taxes -- net of current portion                               581,000                   581,000
Other long-term assets                                                      6,653,000                 7,337,000
                                                                        -------------             -------------
TOTAL ASSETS                                                            $ 199,071,000             $ 229,942,000
                                                                        =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Lines of credit                                                     $          --             $  15,473,000
    Accounts payable                                                       11,745,000                22,956,000
    Accrued expenses                                                       12,000,000                23,448,000
    Accrued royalties                                                      24,573,000                29,869,000
    Income taxes payable                                                           --                 6,071,000
                                                                        -------------             -------------
               Total current liabilities                                   48,318,000                97,817,000
Accrued royalties -- net of current portion                                 6,552,000                        --
Commitments and contingencies                                                      --                        --
Shareholders' equity:
Common Stock, par value $.01, 35,000,000 shares authorized;
    21,162,867 and 20,460,538 shares issued and outstanding
    as of March 31, 2001 and December 31, 2000, respectively                  212,000                   205,000
Additional paid-in capital                                                 97,737,000                85,747,000
Accumulated other comprehensive loss                                       (2,496,000)               (1,715,000)
Retained earnings                                                          48,748,000                47,888,000
                                                                        -------------             -------------
               Total shareholders' equity                                 144,201,000               132,125,000
                                                                        -------------             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 199,071,000             $ 229,942,000
                                                                        =============             =============

(1) Unaudited


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                      (Unaudited)
                                                           ----------------------------------
                                                              2001                   2000
                                                           -----------            -----------
Net sales                                                  $59,327,000            $70,390,000
Costs and expenses:
    Cost of sales                                           28,326,000             26,885,000
    Royalties and project abandonment                       10,225,000             12,841,000
    Product development                                      5,111,000              4,425,000
    Selling and marketing                                    7,663,000              9,274,000
    Payment to venture partner                               1,423,000              5,303,000
    General and administrative                               5,951,000              4,644,000
                                                           -----------            -----------
Total costs and expenses                                    58,699,000             63,372,000
                                                           -----------            -----------
Income from operations                                         628,000              7,018,000
Interest income, net                                           713,000                 57,000
                                                           -----------            -----------
Income before income taxes                                   1,341,000              7,075,000
Income taxes                                                   481,000              3,129,000
                                                           -----------            -----------
Net income                                                 $   860,000            $ 3,946,000
                                                           ===========            ===========
Net income per share -- basic                              $       .04            $       .20
                                                           ===========            ===========
Net income per share -- diluted                            $       .04            $       .18
                                                           ===========            ===========

Shares used in per share calculation -- basic               20,573,000             19,923,000
                                                           ===========            ===========
Shares used in per share calculation -- diluted             22,584,000             21,517,000
                                                           ===========            ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE THREE MONTHS
                                                                     ENDED MARCH 31, 2001 (Unaudited)
                                          --------------------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                                                     ADDITIONAL       OTHER
                                            COMMON       COMMON       PAID-IN      COMPREHENSIVE     RETAINED
                                            SHARES       STOCK        CAPITAL          LOSS          EARNINGS          TOTAL
                                          ----------    --------    -----------    -------------    -----------    -------------
Balance at January 1, 2000                19,897,234    $199,000    $79,250,000     $  (842,000)    $29,699,000    $ 108,306,000
Exercise of warrants and options             563,304       6,000      4,299,000              --              --        4,305,000
Stock compensation                                --          --        406,000              --              --          406,000
Tax benefit related to the exercise of
   employee stock options                         --          --      1,792,000              --              --        1,792,000
Comprehensive income:
  Net income                                      --          --             --              --      18,189,000       18,189,000
  Other comprehensive income
    Foreign currency translation
       adjustment                                 --          --             --        (873,000)             --         (873,000)
                                                                                                                   -------------
Comprehensive income                              --          --             --              --              --       17,316,000
                                          ----------    --------    -----------     -----------     -----------    -------------
Balance at December 31, 2000              20,460,538     205,000     85,747,000      (1,715,000)     47,888,000      132,125,000
Exercise of warrants and options             702,329       7,000      7,696,000              --              --        7,703,000
Stock compensation                                --          --         60,000              --              --           60,000
Tax benefit related to the exercise of
   employee stock options                         --          --      4,234,000              --              --        4,234,000
Comprehensive income:
  Net income                                      --          --             --              --         860,000          860,000
  Other comprehensive income
    Foreign currency translation
       adjustment                                 --          --             --        (781,000)             --         (781,000)
                                                                                                                   -------------
Comprehensive income                              --          --             --              --              --           79,000
                                          ----------    --------    -----------     -----------     -----------    -------------
Balance at March 31, 2001                 21,162,867    $212,000    $97,737,000     $(2,496,000)    $48,748,000    $ 144,201,000
                                          ==========    ========    ===========     ===========     ===========    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                    (Unaudited)
                                                                        -------------------------------------
                                                                            2001                     2000
                                                                        ------------             ------------
Cash flows from operating activities:
Net income                                                              $    860,000             $  3,946,000
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                        1,179,000                  882,000
      Provision for doubtful accounts, discounts and returns               6,915,000                9,265,000
      Loss on disposal of property and equipment                                  --                   14,000
      Stock compensation                                                      60,000                  101,000
      Tax benefit from disqualified disposition                            4,234,000                   74,000
      Deferred income taxes                                                  272,000                  (49,000)
Changes in operating assets and liabilities:
      Accounts receivable                                                 87,539,000               28,175,000
      Inventory                                                            1,894,000               (3,686,000)
      Prepaid and deferred royalties and software
        development costs                                                (15,021,000)                 430,000
      Prepaid expenses and other current assets                           (4,733,000)                 494,000
      Accounts payable and accrued expenses                              (21,937,000)              (1,775,000)
      Accrued royalties                                                    1,450,000               (1,913,000)
      Income taxes receivable                                             (9,908,000)              (5,750,000)
                                                                        ------------             ------------
Net cash provided by operating activities                                 52,804,000               30,208,000
                                                                        ------------             ------------

Cash flows used in investing activities:
      Proceeds from sale of property and equipment                                --                   20,000
      Acquisition of property and equipment                               (1,506,000)              (1,418,000)
      Investment in Yuke's Co., Ltd.                                              --               (5,020,000)
      Decrease (increase) in other long-term assets                          539,000                 (262,000)
                                                                        ------------             ------------
Net cash used in investing activities                                       (967,000)              (6,680,000)
                                                                        ------------             ------------

Cash flows used in financing activities:
      Net decrease in short-term borrowings                              (15,473,000)             (16,702,000)
      Proceeds from exercise of warrants and options                       7,703,000                1,877,000
                                                                        ------------             ------------
Net cash used in financing activities                                     (7,770,000)             (14,825,000)
                                                                        ------------             ------------

Effect of exchange rate changes on cash                                       63,000                 (235,000)
                                                                        ------------             ------------
Net increase in cash and cash equivalents                                 44,130,000                8,468,000
                                                                        ------------             ------------
Cash and cash equivalents -- beginning of period                          27,998,000               21,454,000
                                                                        ------------             ------------
Cash and cash equivalents -- end of period                              $ 72,128,000             $ 29,922,000
                                                                        ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes                                                            $  6,172,000             $  8,948,000
                                                                        ============             ============
Interest                                                                $     38,000             $    181,000
                                                                        ============             ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Unaudited Interim Financial Information. The accompanying financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures made are adequate to make the information presented not misleading, it is recommended that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

        In our opinion, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the information provided. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any other interim period.

        Principles of Consolidation. The consolidated financial statements include the accounts of THQ Inc. and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        Royalties, Software Development Costs and Project Abandonment Loss. All minimum guaranteed royalty payments for the intellectual property licenses are initially recorded as an asset (prepaid and deferred royalties) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

        We utilize both independent software developers and internal development teams to develop our software. We account for Software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Technological feasibility for console entertainment software has been established by Sony, Nintendo and Microsoft for use with their respective hardware platforms. We are currently capitalizing the costs of video games under development at our Heavy Iron, Pacific Coast Power & Light Company ("PCP&L") and Volition Inc. ("Volition") studios.

        Prepaid and deferred royalties and Software development costs are expensed to Royalties and project abandonment expense at the higher of the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold. When, in management's estimate, future revenues will not be sufficient to recover previously capitalized advances or software development costs, we expense these items as project abandonment losses. Such abandonment losses are solely attributable to changes in market conditions or product quality considerations. Research and development costs are expensed to product development expense as incurred.

        Segment Information. We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market.

        Revenue Recognition. Revenue is recognized when products are shipped provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions or allowances on a negotiated basis. We estimate such returns and allowances based upon management's evaluation of our historical experience and current industry trends. Such estimates are deducted from gross sales. Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

        Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                ----------------------------------
                                                   2001                   2000
                                                -----------            -----------
Net income used to compute basic and
     diluted earnings per share                 $   860,000            $ 3,946,000
                                                ===========            ===========
Weighted average number of shares
     outstanding -- basic                        20,573,000             19,923,000
Dilutive effect of stock options and
     warrants                                     2,011,000              1,594,000
                                                -----------            -----------
Number of shares used to compute
     earnings per share -- diluted               22,584,000             21,517,000
                                                ===========            ===========

        Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 25,799 and 753,421 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, as the options' exercise price was greater than the average market price of the common shares. For the three months ended March 31, 2001 and 2000, the exercise prices of the respective options ranged from $30.1250 to $33.1875 and from $25.79 and $28.54, respectively.

        Recently Issued Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133, as amended is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of SFAS No. 133 during the period ended March 31, 2001 did not have an effect on our financial position, results of operations, or cash flows.

2.      ACCOUNTS RECEIVABLE

        Accounts receivable are due primarily from domestic and foreign retailers and distributors including mass merchants and specialty stores. Accounts receivable at March 31, 2001 and December 31, 2000 consist of the following:

                                                                MARCH 31,               DECEMBER 31,
                                                                  2001                      2000
                                                               ------------             -------------
Accounts receivable -- domestic                                $ 42,742,000             $ 137,865,000
Other receivables -- domestic                                     3,647,000                   531,000
Allowance for domestic returns and doubtful accounts            (19,647,000)              (21,676,000)
Accounts receivable -- foreign                                   20,482,000                28,186,000
Allowance for foreign returns and doubtful accounts              (7,610,000)               (9,858,000)
                                                               ------------             -------------
Accounts receivable -- net                                     $ 39,614,000             $ 135,048,000
                                                               ============             =============

3.      CONTINGENCIES

        On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order that dismissed with prejudice two essentially identical class action law suits filed against us on February 18, 2000 and on March 2, 2000, respectively. In its April 23, 2001 order, the court granted plaintiffs leave to file a third amended complaint and the plaintiffs have so filed. The law suits allege that we, and certain of our directors and senior officers, violated Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. We believe the claims are without merit and intend to vigorously defend against them.

        While we are a party to other legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in our Current Report on Form 8-K, filed with the Securities Exchange Commission on November 13, 2000 and incorporated herein by reference. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this release.


OVERVIEW

        We develop, publish and distribute interactive entertainment software for the major platforms sold by Nintendo, Sony, Microsoft and for use on PCs. The following table sets forth, for the periods indicated, the percentage of our revenues derived from sales of titles for the platforms indicated:

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
         PLATFORM                                  2001           2000
         --------                                  ----           ----
         Nintendo (excluding Game Boy)               21%            25%
         Nintendo Game Boy/Game Boy Color            34%            16%
         Sony PlayStation                            32%            55%
         Sony PlayStation 2                           5%            --
         PC                                           5%             3%
         Other                                        3%             1%

        Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a proven developer to create a game based on original content. We also develop games internally through our Heavy Iron, Helix, PCP&L and Volition studios. Our licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See "-- Recovery of Prepaid Royalties, Guarantees and Capitalized Development Costs." After obtaining the license, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse in California for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers' locations at their expense.

        Unfilled sales orders are commonly referred to as "backlog." Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

        On August 31, 2000, we completed the acquisition of Volition. The acquisition has been accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if Volition had always been part of our company.

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

        Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products can vary based on the cost of the memory chip used for a particular title. As games have become more complex by providing richer playing capabilities, the trend in the interactive entertainment software industry has been to utilize chips with greater capacity and thus greater cost. CD-ROM and DVD based products have significantly lower per unit manufacturing costs than cartridge-based products; however, they also generally carry higher royalty rates.

        Recovery of Prepaid Royalties, Guarantees and Software Development Costs. We typically enter into agreements with licensors of properties and external developers of titles that require advance and/or guaranteed minimum payments. All minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (Prepaid and deferred royalties) and as a liability (Accrued royalties) at the contractual amount upon execution of the contract. Software development is capitalized and recorded as Software development costs after the establishment of technological feasibility of the title. Prepaid and deferred royalties and Software development costs are expensed to Royalties and project abandonment expense at the higher of the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold.

        We cannot guarantee that the sales of products for which such royalties are paid will be sufficient to cover the amount of these required royalty payments. We analyze these capitalized costs quarterly and write off associated Prepaid and deferred royalties and Software development costs when, based on our estimate, future revenues will not be sufficient to recover such amounts. As of March 31, 2001, we had Prepaid and deferred royalties and Software development costs of $38.8 million. If we were required to write off Prepaid and deferred royalties or Software development costs in excess of the amounts reserved, our results of operations could be materially and adversely affected.

        Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our distributors and retailers do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. In order to maintain our relationships with our customers, we sometimes negotiate accommodations to retailers (and, less often, to distributors), when demand for specific games falls below expectations. These accommodations can include our not requiring that all booked orders be filled, negotiated price discounts, credits against future orders and occasionally the return of products.

        At the time of product shipment, we establish allowances based on estimates of future returns, customer accommodations and doubtful accounts with respect to such products. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. For the three months ended March 31, 2001 and 2000, we took provisions of approximately $6.9 million and $9.3 million, respectively, against gross sales made during such periods. As of March 31, 2001, our aggregate reserve against accounts receivable for returns, customer accommodations and doubtful accounts was approximately $27.3 million.

        The identification by us of slow-moving or obsolete inventory, whether as a result of requests from customers for accommodations or otherwise, would require us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value. Inventory reserves at March 31, 2001 and 2000 are immaterial.

        Recently Issued Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133, as amended, is effective for financial statements for periods beginning after June 15, 2000. Adoption of SFAS No. 133 during the period ended March 31, 2001 did not have an effect on our financial position, results of operations, or cash flows.


EURO CURRENCY CONVERSION

        On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in Germany and France have been affected by the Euro conversion and have established plans to address any business issues raised including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the Euro currency conversion is not expected to have a material impact on the financial position or results of operations of THQ and or any of our subsidiaries.


RESULTS OF OPERATIONS


Net Sales

        The following table sets forth, for the periods indicated, the components of our net sales and our consolidated operating data as a percentage of net sales:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          -------------------------
                                           2001               2000
                                          ------             ------
Domestic sales                              64.8%              85.3%
Foreign sales                               35.2               14.7
                                          ------             ------
Net sales                                  100.0%             100.0%
Costs and expenses:
    Cost of sales                           47.8%              38.2%
    Royalties and project abandonment       17.2               18.2
    Product development                      8.6                6.3
    Selling and marketing                   12.9               13.2
    Payment to venture partner               2.4                7.5
    General and administrative              10.0                6.6
                                          ------             ------
Total costs and expenses                    98.9%              90.0%
                                          ------             ------
Income from operations                       1.1%              10.0%
Interest income -- net                       1.2                0.1
                                          ------             ------
Income before income taxes                   2.3               10.1
Income taxes                                 0.8                4.5
                                          ------             ------
Net income                                   1.5%               5.6%
                                          ======             ======

Title Releases

        The following table sets forth, for the three months ended March 31, 2001 and 2000, the titles released during such periods for the platforms indicated:

                        THREE MONTHS ENDED
                            MARCH 31,
                        ------------------
                        2001          2000
                        ----          ----
Nintendo 64                2            --
PC CD-ROM                  3            1
PlayStation                3            2
PlayStation 2             --            --
Game Boy Color             8            1
Online                     1            --
                        ----         ----
    Total                 17            4
                        ====         ====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

        Our net sales were $59,327,000 for the three months ended March 31, 2001, a decrease of 15.7% from $70,390,000 in the same period of 2000. The revenue decrease is primarily due to the release of WWF Smackdown! during the first quarter of 2000 which was a significant contributor to sales. WWF Smackdown! 2:

Know Your Role was originally scheduled to be released in the first quarter of 2001 but was released in the fourth quarter of 2000 to take advantage of the holiday shopping season. Also contributing to lower revenues is a change in our product mix to a higher proportion of Game Boy Color sales (that carry a lower wholesale price than console games) and, as we expected, lower average selling prices declined for products on the Sony PlayStation and Nintendo platforms due to the market transition to next generation products (Sony PlayStation 2, Nintendo's Game Boy Advance and Gamecube and Microsoft Xbox).

        Revenues for the first quarter of 2001 included the release of Scooby-Doo! Classic Creep Capers for the Game Boy Color, Championship Motocross 2001 featuring Ricky Carmichael for the PlayStation, Aidyn Chronicles: The First Mage for Nintendo 64 and other Game Boy Color titles. Revenues also included continued strong sales of WWF and Rugrats titles that were released during the fourth quarter of 2000.

        For the first quarter of 2001, net sales of our WWF titles, Rugrats titles and Scooby Doo! titles were $11,542,000 (19.5% of net sales), $6,325,000 (10.7% of net sales), and $6,087,000 (10.3% of net sales), respectively. For the same period in 2000, net sales of our WWF titles, Rugrats and Disney titles were $51,379,000 (73.0% of net sales), $7,129,000 (10.1% of net sales), and
$3,473,000 (4.9% of net sales), respectively.

        Foreign net sales grew to $20,881,000 for the first quarter of 2001 from $10,318,000 in the same period of 2000 and increased as a percentage of net sales to 35.2% from 14.7%. This increase is attributable to sales from our new Australian subsidiary, an increase in sales from our French office, the international release of Summoner for the PlayStation 2 and continued sales of WWF Smackdown! 2: Know Your Role for the PlayStation and WWF Smackdown! -- both released in 2000. There were no new WWF titles released internationally in the first quarter of last year. The weakening of our subsidiaries' functional currency against the U.S. Dollar negatively impacted first quarter 2001 sales by approximately $1.8 million versus the first quarter of 2000.

        Cost of sales increased in the first quarter of 2001 to $28,326,000 from $26,885,000 in the same period of the prior year and increased as a percentage of net sales to 47.8% from 38.2%. The increase in costs is due to a higher number of units shipped in the first quarter of 2001 versus the same period in the prior year. The increase in the percentage of cost of sales to net sales is related to a reduction of our overall wholesale price due to a higher proportion of Game Boy Color titles and the lower average sales prices for products on the Sony PlayStation and Nintendo platforms.

        Royalty and project abandonment expense for the three months ended March 31, 2001 decreased slightly as a percentage of net sales to 17.2% from 18.2% from the same period of 2000. The decrease is due to a higher volume of Game Boy Color titles sold in the first quarter of 2001, that generally have lower development costs and royalty rates than console products.

        Product development expenses increased slightly to $5,111,000 (8.6% of net sales) in the first quarter of 2001 from $4,425,000 (6.3% of net sales) in the same period of 2000. The increase reflects the increasing number of internally developed titles, the increase in the number of overall titles under development and the additional complexity and development time for next generation products.

        Our selling and marketing expenses for the first quarter of 2001 decreased by $1,611,000 and declined slightly as a percentage of net sales at 12.9% compared to 13.2% for the same period in 2000. This decrease is primarily due to one significant television advertising and promotional campaign for WWF titles during the first quarter of 2001 versus two significant television advertising and promotional campaigns to promote our WWF titles during the same period of 2000.

        We incur an expense for the payment of a preferred return to JAKKS Pacific, Inc. on product sales and other income derived from the WWF license. For the three months ended March 31, 2001 and 2000, the amount incurred for such preferred return was $1,423,000 and $5,303,000, respectively. This decrease is due to no new releases of WWF titles in the first quarter of 2001 versus the domestic release of WWF Smackdown! in the same period of the prior year.

        Our general and administrative expenses for the first quarter of 2001 increased to $5,951,000 (10.0% of net sales) compared to $4,644,000 (6.6% of net sales) for the same period of 2000. This increase is attributable to an increase in personnel and related expenses needed to support the next generation platform launches in 2001 and 2000, increases in depreciation expense from higher development tool costs and office software and hardware and foreign currency transaction losses.

        Interest income in the first quarter increased by $656,000 compared to the same period in 2000 as a result of increased cash flows from operations and a higher average investment balance during the period.

        In the first quarter of 2001, our tax provision decreased by $2,648,000 from the same period in 2000. This decrease is due to a lower pre-tax net income and a higher proportion of taxable income derived from our foreign operations that overall carry a lower tax rate. In addition, the 2000 effective tax rate was negatively impacted due to Volition's tax status as an S Corporation which limits our ability to absorb its losses for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

        Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

        Our cash and cash equivalents increased $44,130,000 to $72,128,000 at March 31, 2001 from $27,998,000 at December 31, 2000. Net cash that was provided by operating activities for the three months ended March 31, 2001 was $52,804,000, which resulted primarily from the collection of accounts receivable at December 31, 2000. As of May 7, 2001, our cash and cash equivalents were $72,550,000.

        Accounts receivable decreased to $39,614,000 at March 31, 2001 from $135,048,000 at December 31, 2000 as a result of collections on our fourth quarter sales. The amount of our accounts receivable is subject to significant seasonal variations as a consequence of the seasonality of our sales and is typically highest at the end of the year.

        Prepaid and deferred royalties and software development costs increased from December 31, 2000 due to the signing of new contracts and an increase in the number of titles under development, that were partially offset by the amortization of royalties based on units sold during the first three months of 2001.

        Inventory decreased during the first quarter of 2001 from the release of titles (both 2001 and 2000 titles) that were in stock at December 31, 2000.

        Prepaid expenses and other current assets increased from December 31, 2000 primarily due to advance payments for international product purchases that are expected to be released in the second quarter of 2001.

        Our line of credit balance from December 31, 2000 was paid in full in January of 2001 from the cash flow generated from the collection of our fourth quarter 2000 sales.

        Accounts payable and accrued expenses decreased by 49% from December 31, 2000 as a result of a reduction in our inventory purchases and operating expenses, costs which are always higher in the fourth quarter holiday season.

        Accrued royalties increased slightly from December 31, 2000 as a result of our entering into new contracts for licensed properties that were offset by royalty payments made in the first quarter of 2001 for sales from the fourth quarter of 2000. As of March 31, 2001, we had obligations with respect to future guaranteed minimum royalties of $13,754,000.

        We believe that our cash on hand, funds provided by operations, and borrowing capacity will be adequate to meet our anticipated requirements for operating expenses, product purchases, guaranteed payments to licensors and software development through 2001.

        Net cash used in investing activities for the three months ended March 31, 2001 was $967,000 and was primarily utilized for capital expenditures, including approximately $330,000 for new computer hardware and approximately $870,000 for next generation development tools. We expect to make capital expenditures of between $5,500,000 and $6,500,000 in 2001 as we continue to invest in our infrastructure and next generation development tools.

        Net cash used in financing activities for the three months ended March 31, 2001 was $7,770,000. In 2001, net cash used in financing activities was primarily the result of the repayment of short-term borrowings offset by the exercise of options and warrants to purchase our common stock. As of March 31, 2001, we had approximately $2,344,000 in obligations with respect to outstanding letters of credit and no outstanding borrowings. As of May 7, 2001, we had no outstanding borrowings and outstanding letters of credit were $3,598,000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.


INTEREST RATE RISK

        Our interest rate risk is immaterial due to the short maturity of our debt. We have no fixed rate debt.


FOREIGN CURRENCY RISK

        We have not hedged our foreign currency exposure in the past. It is possible that in the future we will enter into foreign currency contracts in order to manage or reduce foreign currency market risk.

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency, as compared to the currencies of our foreign denominated sales and purchases, leaving us susceptible to changes in the dollar/Euro, dollar/British pound and dollar/Australian dollar exchange rates. Therefore, the results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. As of March 31, 2001, our accumulated foreign currency translation loss adjustment was $2,496,000. Net currency transaction losses for the three months ended March 31, 2001 were $633,000. A hypothetical 10% change in the relevant currency rates at March 31, 2001 would not have a material impact on our financial statements. In addition to the direct effects of changes in exchange rates, which impact the dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

Part II -- Other Information


Item 1. Legal Proceedings

        There have been developments in the legal proceedings previously disclosed in Part I, Item 3 of the 10-K for fiscal year ended December 31, 2000, filed on March 29, 2001. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order that dismissed with prejudice two essentially identical class action law suits filed against us on February 18, 2000 and on March 2, 2000, respectively. In its April 23, 2001 order, the court granted plaintiffs leave to file a third amended complaint and the plaintiffs have so filed. The law suits allege that we, and certain of our directors and senior officers, violated Section 10(b) of the Securities and Exchange Act of 1934 and SEC Rule 10b-5. We believe the claims are without merit, and intend to vigorously defend against them.

        While we are a party to other legal proceedings from time to time, such legal proceedings have been ordinary and incidental to our business and have not had a material adverse effect on us.


Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits.

   EXHIBIT
   NUMBER                                TITLE
   -------                               -----
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

    10.1           Amended and Restated Employment Agreement dated as of January
                   1, 2001, between the Company and Brian J. Farrell
                   (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

    10.2           Amended and Restated Employment Agreement dated as of January
                   1, 2001, between the Company and Jeffrey C. Lapin
                   (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

    *10.3          Second Amendment to Revolving Credit Agreement, dated as of
                   February 20, 2001 between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.


*Filed  herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 2001              THQ INC.
                                       By: /s/ Brian J. Farrell
                                           -------------------------------------
                                               Brian J. Farrell
                                               President and Chief
                                               Executive Officer

                                  THQ INC.
                                       By: /s/ Fred Gysi
                                           -------------------------------------
                                               Fred Gysi
                                               Senior Vice President, Finance
                                               & Administration, Chief Financial
                                               Officer and Secretary
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)