Form 10-Q
period 2001-06-30
THQ INC
filed 2001-08-14
CIK 865570

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Common stock, $0.01 par value: 21,851,715 shares (as of August 3, 2001).

================================================================================

                            THQ INC. AND SUBSIDIARIES

                                      INDEX


-----------------------------------------------------------------------------------------------
Part I -- Financial Information                                                            PAGE
Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets --
                          June 30, 2001 and December 31, 2000                               3

                  Consolidated Statements of Operations --
                          for the Three Months and Six Months Ended June 30, 2001 and 2000  4

                  Consolidated Statements of Shareholders' Equity --
                          for the Six Months Ended June 30, 2001 and
                          the Year Ended December 31, 2000                                  5

                  Consolidated Statements of Cash Flows --
                          for the Six Months Ended June 30, 2001 and 2000                   6

                  Notes to Consolidated Financial Statements                                7

Item 2.           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.                                       11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.              21


Part II -- Other Information

Item 1.           Legal Proceedings                                                        22

Item 2.           Changes in Securities and Use of Proceeds.                               23

Item 4.           Submission of Matters to a Vote of Security Holders                      24

Item 6.           Exhibits and Reports on Form 8-K                                         25

Signatures                                                                                 26

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.


                            THQ INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                          JUNE 30,         DECEMBER 31,
                                                                            2001               2000
                                                                       -------------       -------------
                                                                        (Unaudited)
ASSETS
Current assets:

    Cash and cash equivalents                                          $  70,844,000       $  27,998,000
    Accounts receivable -- net                                            36,141,000         135,048,000
    Inventory                                                              7,731,000          10,707,000
    Prepaid and deferred royalties                                        10,262,000           8,756,000
    Software development costs                                            25,705,000          11,818,000
    Deferred income taxes                                                  8,965,000           9,202,000
    Income taxes receivable                                                6,398,000                  --
    Prepaid expenses and other current assets                              3,882,000           4,557,000
                                                                       -------------       -------------
               Total current assets                                      169,928,000         208,086,000
Property and equipment -- net                                             11,196,000          10,607,000
Deferred royalties -- net of current portion                              10,640,000           2,382,000
Software development costs -- net of current portion                       2,908,000             949,000
Deferred income taxes                                                        581,000             581,000
Other long-term assets -- net                                              9,334,000           7,337,000
                                                                       -------------       -------------
TOTAL ASSETS                                                           $ 204,587,000       $ 229,942,000
                                                                       =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Lines of credit                                                    $          --       $  15,473,000
    Accounts payable                                                      10,951,000          22,956,000
    Accrued expenses                                                      13,745,000          23,448,000
    Accrued royalties                                                     15,254,000          29,869,000
    Income taxes payable                                                          --           6,071,000
                                                                       -------------       -------------
               Total current liabilities                                  39,950,000          97,817,000
Accrued royalties -- net of current portion                                7,552,000                  --
Commitments and contingencies                                                     --                  --
Shareholders' equity:
Common Stock, par value $.01, 35,000,000 shares authorized;
    21,594,926 and 20,460,538 shares issued and outstanding
    as of June 30, 2001 and December 31, 2000, respectively                  216,000             205,000
Additional paid-in capital                                               107,449,000          85,747,000
Accumulated other comprehensive loss                                      (2,783,000)         (1,715,000)
Retained earnings                                                         52,203,000          47,888,000
                                                                       -------------       -------------
               Total shareholders' equity                                157,085,000         132,125,000
                                                                       -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 204,587,000       $ 229,942,000
                                                                       =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                      FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                              (Unaudited)                           (Unaudited)
                                                   --------------------------------       -------------------------------
                                                        2001               2000                2001               2000
                                                   -------------      -------------       -------------      -------------
Net sales                                          $  55,236,000      $  32,407,000       $ 114,564,000      $ 102,797,000
Costs and expenses:
    Cost of sales                                     23,558,000         15,502,000          51,883,000         42,387,000
    Royalties and project abandonment                  8,087,000         14,986,000          18,311,000         27,827,000
    Product development                                4,849,000          4,561,000           9,958,000          8,986,000
    Selling and marketing                              7,947,000          5,015,000          15,611,000         14,289,000
    Payment to venture partner                           339,000          1,600,000           1,763,000          6,903,000
    General and administrative                         5,511,000          5,092,000          11,462,000          9,736,000
                                                   -------------      -------------       -------------      -------------
Total costs and expenses                              50,291,000         46,756,000         108,988,000        110,128,000
                                                   -------------      -------------       -------------      -------------
Income (loss) from operations                          4,945,000        (14,349,000)          5,576,000         (7,331,000)
Interest income, net                                     595,000            520,000           1,307,000            577,000
                                                   -------------      -------------       -------------      -------------
Income (loss) before income taxes                      5,540,000        (13,829,000)          6,883,000         (6,754,000)
Income taxes                                           2,086,000         (5,226,000)          2,568,000         (2,097,000)
                                                   -------------      -------------       -------------      -------------
Net income (loss)                                  $   3,454,000      $  (8,603,000)      $   4,315,000      $  (4,657,000)
                                                   =============      =============       =============      =============
Net income (loss) per share -- basic               $         .16      $        (.43)      $         .21      $        (.23)
                                                   =============      =============       =============      =============
Net income (loss) per share -- diluted             $         .15      $        (.43)      $         .19      $        (.23)
                                                   =============      =============       =============      =============

Shares used in per share calculation -- basic         21,352,000         20,067,000          20,965,000         19,995,000
                                                   =============      =============       =============      =============
Shares used in per share calculation -- diluted       23,337,000         20,067,000          22,873,000         19,995,000
                                                   =============      =============       =============      =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                            FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
                                             SIX MONTHS ENDED JUNE 30, 2001 (Unaudited)
                                          -----------------------------------------------

                                                                              ADDITIONAL
                                              COMMON          COMMON           PAID-IN
                                              SHARES           STOCK           CAPITAL
                                          -------------    -------------    -------------
Balance at January 1, 2000                   19,897,234    $     199,000    $  79,250,000
Exercise of warrants and options                563,304            6,000        4,299,000
Stock compensation                                   --               --          406,000
Tax benefit related to the exercise of
   employee stock options                            --               --        1,792,000
Comprehensive income:
  Net income                                         --               --               --
  Other comprehensive income
    Foreign currency translation
       adjustment                                    --               --               --
Comprehensive income
                                          -------------    -------------    -------------
Balance at December 31, 2000                 20,460,538          205,000       85,747,000
Exercise of warrants and options              1,134,388           11,000       12,435,000
Issuance of warrants                                 --               --          198,000
Stock compensation                                   --               --          141,000
Tax benefit related to the exercise of
   employee stock options                            --               --        8,928,000
Comprehensive income:
  Net income                                         --               --               --
  Other comprehensive income
    Foreign currency translation
       adjustment                                    --               --               --
Comprehensive income
                                          -------------    -------------    -------------
Balance at June 30, 2001                     21,594,926    $     216,000    $ 107,449,000
                                          =============    =============    =============


                                            FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
                                             SIX MONTHS ENDED JUNE 30, 2001 (Unaudited)
                                          ------------------------------------------------
                                            ACCUMULATED
                                               OTHER
                                          COMPREHENSIVE       RETAINED
                                              LOSS            EARNINGS           TOTAL
                                          -------------     -------------    -------------
Balance at January 1, 2000                $    (842,000)    $  29,699,000    $ 108,306,000
Exercise of warrants and options                     --                --        4,305,000
Stock compensation                                   --                --          406,000
Tax benefit related to the exercise of
   employee stock options                            --                --        1,792,000
Comprehensive income:
  Net income                                         --        18,189,000       18,189,000
  Other comprehensive income
    Foreign currency translation
       adjustment                              (873,000)               --         (873,000)
                                                                             -------------
Comprehensive income                                                            17,316,000
                                          -------------     -------------    -------------
Balance at December 31, 2000                 (1,715,000)       47,888,000      132,125,000
Exercise of warrants and options                     --                --       12,446,000
Issuance of warrants                                 --                --          198,000
Stock compensation                                   --                --          141,000
Tax benefit related to the exercise of
   employee stock options                            --                --        8,928,000
Comprehensive income:
  Net income                                         --         4,315,000        4,315,000
  Other comprehensive income
    Foreign currency translation
       adjustment                            (1,068,000)               --       (1,068,000)
                                                                             -------------
Comprehensive income                                                             3,247,000
                                          -------------     -------------    -------------
Balance at June 30, 2001                  $  (2,783,000)    $  52,203,000    $ 157,085,000
                                          =============     =============    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                  FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                        (Unaudited)
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                               $  4,315,000     $ (4,657,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                2,256,000        1,616,000
      Provision for doubtful accounts, discounts and returns                      14,181,000       13,367,000
      Loss on disposal of property and equipment                                      30,000           79,000
      Stock compensation                                                             141,000          203,000
      Tax benefit from disqualified disposition                                    8,928,000          180,000
      Deferred income taxes                                                          220,000          (53,000)
Changes in operating assets and liabilities:
      Accounts receivable                                                         82,144,000       68,776,000
      Inventory                                                                    2,837,000       (1,445,000)
      Prepaid and deferred royalties and software development costs              (25,598,000)       4,856,000
      Prepaid expenses and other current assets                                      454,000         (550,000)
      Accounts payable and accrued expenses                                      (20,880,000)     (10,284,000)
      Accrued royalties                                                           (5,571,000)      (6,105,000)
      Income taxes                                                               (12,420,000)     (11,572,000)
                                                                                ------------     ------------
Net cash provided by operating activities                                         51,037,000       54,411,000
                                                                                ------------     ------------

Cash flows used in investing activities:
      Proceeds from sale of property and equipment                                    19,000           58,000
      Acquisition of property and equipment                                       (2,816,000)      (4,138,000)
      Investment in Yuke's Co., Ltd.                                                      --       (5,020,000)
      Investment in Network Interactive Sports Limited                            (2,741,000)              --
      Decrease in other long-term assets                                             450,000           60,000
                                                                                ------------     ------------
Net cash used in investing activities                                             (5,088,000)      (9,040,000)
                                                                                ------------     ------------

Cash flows used in financing activities:
      Net decrease in short-term borrowings                                      (15,473,000)     (16,702,000)
      Proceeds from exercise of warrants and options                              12,446,000        2,391,000
                                                                                ------------     ------------
Net cash used in financing activities                                             (3,027,000)     (14,311,000)
                                                                                ------------     ------------

Effect of exchange rate changes on cash                                              (76,000)          26,000
                                                                                ------------     ------------
Net increase in cash and cash equivalents                                         42,846,000       31,086,000
                                                                                ------------     ------------
Cash and cash equivalents -- beginning of period                                  27,998,000       21,454,000
                                                                                ------------     ------------
Cash and cash equivalents -- end of period                                      $ 70,844,000     $ 52,540,000
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes                                                                    $  7,916,000     $  9,070,000
                                                                                ============     ============
Interest                                                                        $     39,000     $    182,000
                                                                                ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THQ INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and shareholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Examples include doubtful accounts, discounts and returns. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made for consistent presentation.


2.      ACCOUNTS RECEIVABLE

Accounts receivable are due primarily from domestic and foreign retailers and distributors including mass merchants and specialty stores. Accounts receivable at June 30, 2001 and December 31, 2000 consist of the following:


                                                          JUNE 30,       DECEMBER 31,
                                                            2001              2000
                                                       -------------     -------------
Accounts receivable -- domestic                        $  33,579,000     $ 137,865,000
Other receivables -- domestic                              1,235,000           531,000
Allowance for domestic returns and doubtful
accounts                                                 (13,165,000)      (21,676,000)
Accounts receivable -- foreign                            24,865,000        28,186,000
Allowance for foreign returns and doubtful accounts      (10,373,000)       (9,858,000)
                                                       -------------     -------------
Accounts receivable -- net                             $  36,141,000     $ 135,048,000
                                                       =============     =============


3.      CREDIT FACILITY

In June and July 2001, we amended the Revolving Credit Agreement with Union Bank of California and a syndicate of other financial institutions dated August 31, 2000. The amendments extended the expiration of the agreement to August 1, 2002 and permit us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35,000,000 subject to the following:

We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $20,000,000 for August 2001; $35,000,000 between September 1, 2001 and January 31, 2002; and $20,000,000
between February 1, 2002 and July 31, 2002. In addition, outstanding borrowings cannot exceed $10,000,000 for August 1, 2001 through October 31, 2001; $20,000,000 from November 1, 2001 through January 31, 2002; and $10,000,000 from
February 1, 2002 to July 31, 2002.

We are also required to not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, pay cash dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (6.75% at June 30, 2001) or b) the London Interbank Offered Rate (3.86% at June 30, 2001) plus 1.85%. As of June 30, 2001, we had approximately $1,531,000 in obligations with respect to outstanding letters of credit and no outstanding borrowings.


4.      STOCK OPTION PLAN

On July 20, 2001, our shareholders approved an amendment to the Amended and Restated 1997 Stock Option Plan (the "1997 Amended Plan") to increase the number of shares of common stock for which options may be issued. The 1997 Amended Plan now provides for the issuance of up to 7,025,000 shares of common stock for option grants to directors, officers and key employees. The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under this plan become exercisable over three years and expire within five years from the date of grant.


5.      CAPITAL STOCK TRANSACTIONS

In connection with obtaining the World Wrestling Federation license in August 1999, we issued to Titan Sports Inc. (now known as World Wrestling Federation Entertainment, Inc. ("World Wrestling Federation Entertainment")) and another party related to the World Wrestling Federation Entertainment, Stanley Shenker Associates, Inc., warrants to purchase an aggregate amount of 281,250 shares of common stock, which shares had a fair value of $3,063,000 at the time these warrants were issued. The purchase price for each share of common stock underlying these warrants was $10.42 per share and the warrants were to expire on December 31, 2009. On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 201,660 shares of common stock in a non-cash transaction with a fair market value of $53.61 per share. On July 23, 2001, Stanley Shenker Associates, Inc. exchanged all of its warrant for 25,282 shares of common stock in a non-cash transaction with a fair market value of $57.00 per share.

On April 19, 2001, in connection with the execution of a development agreement, we issued to such developer warrants to purchase an aggregate amount of 10,000 shares of our common stock, which shares had a fair value of $198,000 at the time these warrants were issued. Further, these warrants vested immediately upon their grant and may be exercised, in whole or in part, at any time prior to April 19, 2004 for a purchase price of $38.90 per share of the underlying common stock.


On July 24, 2001 our Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 35,000,000 to 75,000,000 shares.


6.      OTHER LONG-TERM ASSETS

On June 13, 2001, THQ International Ltd. and HotGen Studios Ltd. entered into a Joint Venture Agreement pursuant to which THQ International Ltd. acquired a 44% interest in Network Interactive Sports Limited ("NI Sports"), formerly wholly owned by HotGen Studios Ltd. In exchange for this interest, THQ International Ltd. invested $2.7 million in cash upon the execution of the Joint Venture Agreement and has agreed to provide an additional $566,000, to be paid in four equal monthly installments. This investment is included in Other long-term assets in the accompanying balance sheet and will be accounted for using the equity method.

NI Sports uses client/server technology to offer multi-player games to subscribers across a variety of platforms including PCs and WAP-enabled mobile phones. Areas of potential future growth are extensions of this technology to game consoles, interactive television and other internet-access devices. NI Sports' first product is Sky Sports Football Manager, an online soccer game for the United Kingdom market. We also utilize HotGen Studios Ltd. as an independent software developer. As of June 30, 2001, they were developing three games for us with a combined contract value of $2,350,000.


7.      COMMITMENTS AND CONTINGENCIES

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated the company's stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase. We and all of the individual defendants have taken the position that this lawsuit is without merit. At this early stage, however, we cannot predict as to the likely outcome of this litigation.

We also are a party to lawsuits in the normal course of our business, none of which are material.

8.      BASIC AND DILUTED EARNINGS PER SHARE

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:


                                         FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                        ----------------------------     ----------------------------
                                            2001            2000             2001            2000
                                        ------------    ------------     ------------    ------------
Net income used to compute basic and
     diluted earnings per share         $  3,454,000    $ (8,603,000)    $  4,315,000    $ (4,657,000)
                                        ============    ============     ============    ============

Weighted average number of shares
     outstanding -- basic                 21,352,000      20,067,000       20,965,000      19,995,000

Dilutive effect of stock options and
     warrants                              1,985,000              --        1,908,000              --
                                        ------------    ------------     ------------    ------------

Number of shares used to compute
     earnings per share -- diluted        23,337,000      20,067,000       22,873,000      19,995,000
                                        ============    ============     ============    ============


9.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our financial position, results of operations, or cash flows.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and 142 and have not determined the impact, if any, they will have on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in our Current Report on Form 8-K, filed with the Securities Exchange Commission on November 13, 2000 and incorporated herein by reference. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.


OVERVIEW

We are a developer and publisher of interactive entertainment software for the leading hardware platforms in the home video game market. We currently develop and publish titles for Sony PlayStation 2 and PlayStation, Nintendo Game Boy Advance and Game Boy Color, and personal computers ("PCs") in most interactive entertainment software genres, including children's, action, adventure, driving, fighting, puzzle, role playing, simulation, sports and strategy. We also have games in development for Microsoft Xbox and Nintendo GameCube. Our customers in the United States include Wal-Mart, Toys "R" Us, Electronics Boutique, Target, Kmart Stores, GameStop Inc. (formerly known as Babbages Etc.), Best Buy, Kay Bee Toys, other national and regional retailers, discount store chains and specialty retailers. We market directly in the United Kingdom, Germany, France and Australia and we also distribute our product in other countries.

Our games are based on intellectual property licensed from third parties or created internally. We continually seek to identify and develop titles based upon entertainment projects (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our games are developed both internally and under contract with third party developers. Other than games that we release for use on PCs, all of our products are manufactured for us by Nintendo and Sony. Microsoft will also begin to manufacture products for us upon the launch of Microsoft Xbox.

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a proven developer to create a game based on original content. We also develop games internally through our development studios Genetic Anomalies, Inc., Heavy Iron Studios, Helixe, Pacific Coast Power & Light Company, and Volition, Inc. ("Volition"). These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. After we acquire a property from a licensor or develop a concept internally, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers' locations at their expense.

Unfilled sales orders are commonly referred to as "backlog." Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

On August 31, 2000, we completed the acquisition of Volition. The acquisition has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if Volition had always been part of our company.

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

Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products, for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title. CD-ROMs and DVD-ROMs have significantly lower per unit manufacturing costs than cartridge-based products, however have higher development costs than cartridge based products.

Recently Issued Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133, as amended, is effective for financial statements for periods beginning after June 15, 2000. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our financial position, results of operations, or cash flows.

In June 2001, FASB issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and 142 and have not determined the impact, if any, they will have on our financial statements.

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

RESULTS OF OPERATIONS

SALES BY PLATFORM

The following table set forth our net sales by platform as a percentage of sales for the three months and six months ended June 30, 2001 and 2000:


                                 THREE MONTHS ENDED         SIX MONTHS ENDED
   PLATFORM REVENUE MIX               JUNE 30,                  JUNE 30,
   ---------------------           ------------------      -----------------
                                    2001        2000        2001        2000
                                   -----       -----       -----       -----
    Sony PlayStation 2              37.4%         --%       20.8%         --%
    Sony PlayStation                14.4        47.6        23.2        52.7
    Nintendo Game Boy Advance        9.8          --         4.7          --
    Nintendo Game Boy Color         24.2        41.0        29.5        24.3
    Nintendo 64                      7.0         6.7        14.4        18.9
    PC                               6.6         2.0         5.9         2.3
    Other                            0.6         2.7         1.5         1.8
                                   -----       -----       -----       -----
                                   100.0%      100.0%      100.0%      100.0%
                                   =====       =====       =====       =====

The following tables set forth our net sales by platform for the three months and six months ended June 30, 2001 and 2000 (in thousands):


                                          JUNE 30,    JUNE 30,    INCREASE/
   NET SALES FOR THE THREE MONTHS ENDED    2001         2000      (DECREASE)        % CHANGE
   ------------------------------------   --------    --------    ----------        --------
    Sony PlayStation 2                    $ 20,662    $     --      $ 20,662           N/A
    Sony PlayStation                         7,980      15,428        (7,448)        (48.3)%
    Nintendo Game Boy Advance                5,411          --         5,411           N/A
    Nintendo Game Boy Color                 13,339      13,296            43           0.0 %
    Nintendo 64                              3,880       2,154         1,726          80.1 %
    PC CD-ROM                                3,662         663         2,999         452.3 %
    Other                                      302         866          (564)        (65.1)%
                                          --------    --------    ----------        ------
    Net Sales                             $ 55,236    $ 32,407      $ 22,829          70.4 %
                                          ========    ========    ==========        ======


                                          JUNE 30,    JUNE 30,    INCREASE/
   NET SALES FOR THE THREE MONTHS ENDED    2001         2000      (DECREASE)        % CHANGE
   ------------------------------------   --------    --------    ----------        --------

    Sony PlayStation 2                    $ 23,756    $     --     $ 23,756            N/A
    Sony PlayStation                        26,620      54,190      (27,570)         (50.9)%
    Nintendo Game Boy Advance                5,411          --        5,411            N/A
    Nintendo Game Boy Color                 33,763      24,984        8,779           35.1 %
    Nintendo 64                             16,463      19,412       (2,949)         (15.2)%
    PC CD-ROM                                6,795       2,401        4,394          183.0 %
    Other                                    1,756       1,810          (54)          (3.0)%
                                          --------    --------    ---------         ------
    Net Sales                             $114,564    $102,797     $ 11,767           11.4 %
                                          ========    ========    =========         ======

Sony PlayStation 2 Net Sales

We released our second and third PlayStation 2 titles, Red Faction(TM) and MX 2002 featuring Ricky Carmichael, in the second quarter of 2001.

Sony PlayStation Net Sales

PlayStation net sales decreased for the three months and the six months ended June 30, 2001 compared to the same periods in the prior year for two reasons: 1) strong sales of WWF Smackdown! which was released in the first half of 2000 and
2) the expected weaker market for PlayStation products due to the transition to PlayStation 2.

Nintendo Game Boy Advance Net Sales

We released our first Game Boy Advance title, GT Advance Championship Racing, during the second quarter of 2001.

Nintendo Game Boy Color Net Sales

Game Boy Color net sales remained relatively unchanged for the second quarter of 2001 as compared to the same period last year. Year to date, net sales have increased in relation to the increased number of titles released as compared to the same period last year. We expect sales of Game Boy Color titles to decrease significantly over the remainder of the year due to the introduction of the Game Boy Advance platform.

Nintendo 64 Net Sales

We had no releases of Nintendo 64 ("N64") product in the second quarter of 2001 and 2000. For the six months ended June 30, 2001, we have released two titles for N64 whereas we did not release any N64 titles in the same period last year. Although the number of releases was higher, Net Sales decreased by 15.2% due to the weaker market for N64 product as the industry transitions to the next generation of hardware.

PC CD-ROM Net Sales

The significant increase in PC CD-ROM net sales, for both the three months and six months ended June 30, 2001 as compared to the same periods last year, can be attributed to the sales of Summoner(TM) and the distribution of various titles under our license agreement with Mattel.


SALES BY TERRITORY

The following tables set forth, for the three months and six months ended June 30, 2001 and 2000, our sales for the United States and international territories (in thousands):


                                                                                            INCREASE/
NET SALES FOR THE THREE MONTHS ENDED:                    JUNE 30, 2001    JUNE 30, 2000     (DECREASE)        % CHANGE
-----------------------------------                      -------------    -------------     ----------        --------
United States                                              $ 33,085         $ 15,250         $ 17,835            117.0%
International                                                22,151           17,157            4,994             29.1%
                                                           --------         --------         --------         --------
Net Sales                                                  $ 55,236         $ 32,407         $ 22,829             70.4%
                                                           ========         ========         ========         ========


                                                                                             INCREASE/
NET SALES FOR THE SIX MONTHS ENDED:                      JUNE 30, 2001    JUNE 30, 2000     (DECREASE)         % CHANGE
-----------------------------------                      -------------    -------------     ----------         --------
United States                                              $ 71,531         $ 75,322         $ (3,791)             (5.0)%
International                                                43,033           27,475           15,558              56.6%
                                                           --------         --------         --------          --------
Net Sales                                                  $114,564         $102,797         $ 11,767              11.4%
                                                           ========         ========         ========          ========

United States Net Sales

The increase in net sales in the United States for the three months ended June 30, 2001 as compared to the same period last year was primarily due to:

        - Strong sales of Red Faction(TM) for PlayStation 2 and GT Advance Championship Racing for Game Boy Advance.

        - A greater than 400% increase in PC CD-ROM net sales due to the release of Summoner(TM) and the various titles distributed under the license agreement with Mattel.

                This increase was offset by a 35% decrease in N64 net sales and a 7% decrease in Game Boy Color net sales related to the transition to next generation hardware.

The decrease in net sales in the United States for the six months ended June 30, 2001 as compared to the same period last year was primarily due to:

        - A 62% decrease in PlayStation net sales related to the transition to PlayStation 2 hardware.

        - A 45% decrease in N64 net sales related to the transition to next generation hardware.

                This decrease was offset by strong sales of Red Faction(TM) for PlayStation 2, GT Advance Championship Racing for Game Boy Advance and Summoner(TM) for PC CD-ROM as well as an 86% increase in the number of Game Boy Color titles released.

International Net Sales

The increase in net sales in the international territories for the three months ended June 30, 2001 as compared to the same period last year was primarily due to:

        - Strong sales of Red Faction(TM) for PlayStation 2 and GT Advance Championship Racing for Game Boy Advance.

        - A greater than 500% increase in N64 net sales due to the continued sales of WWF No Mercy, which was released in the fourth quarter of 2000, and the distribution of Conker's Bad Fur Day.

        - A greater than 350% increase in PC CD-ROM net sales due to the release of Summoner(TM) and Evil Dead: Hail to the King.

                This increase was offset by a 64% decrease in PlayStation net sales related to the transition to PlayStation 2 hardware.

The increase in net sales in the international territories for the six months ended June 30, 2001 as compared to the same period last year was primarily due to:

        - Strong sales of Red Faction(TM) for PlayStation 2 and GT Advance Championship Racing for Game Boy Advance.

        - A greater than 250% increase in N64 net sales due to the continued sales of WWF No Mercy, which was released in the fourth quarter of 2000, and the distribution of Conker's Bad Fur Day.

        - An 87% increase in PC CD-ROM net sales due to the release of Summoner(TM) and Evil Dead: Hail to the King.

                This increase was offset by a 20% decrease in PlayStation net sales related to the transition to PlayStation 2 hardware.


COSTS AND EXPENSES, INTEREST INCOME -- NET, AND INCOME TAXES

Information about our costs and expenses, interest income -- net, and income taxes for the three and six months ended June 30, 2001 and 2000 is presented below:


                                               PERCENT OF NET SALES           PERCENT OF NET SALES
                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                              -----------------------        -----------------------
                                                2001           2000            2001           2000
                                              --------       --------        --------       --------
Costs and expenses:
    Cost of sales                                 42.6%          47.8%           45.3%          41.2%
    Royalties and project
    abandonment                                   14.6           46.2            16.0           27.1
    Product development                            8.8           14.1             8.7            8.7
    Selling and marketing                         14.4           15.5            13.6           13.9
    Payment to venture partner                     0.6            5.0             1.5            6.7
    General and administrative                    10.0           15.7            10.0            9.5
                                              --------       --------        --------       --------
Total costs and expenses                          91.0          144.3            95.1          107.1
                                              --------       --------        --------       --------
Income (loss) from operations                      9.0          (44.3)            4.9           (7.1)
Interest income, net                               1.1            1.6             1.1            0.6
                                              --------       --------        --------       --------
Income (loss) before income taxes                 10.1          (42.7)            6.0           (6.5)
Income taxes                                       3.8          (16.1)            2.2           (2.0)
                                              --------       --------        --------       --------
Net income (loss)                                  6.3%         (26.6)%           3.8%          (4.5)%
                                              ========       ========        ========       ========


Cost of Sales

Cost of Sales as a percentage of net sales decreased for the second quarter compared to the same period last year primarily due to:

        - A non-cash charge taken in May 2000 ("May 2000 non-cash charge "), which increased cost of sales by 2% in the second quarter of last year.

        - An increase in the second quarter of 2001 of the percentage of PC CD-ROM sales, which carry a substantially higher gross margin than console titles.

                This decrease was offset by an overall decrease in gross margins for titles related to legacy hardware as the industry transitions to the next generation of gaming systems.

Cost of Sales as a percentage of net sales increased for the six months ended June 30, 2001 as compared to the same period last year primarily due to:

        - An increase in the percentage of Game Boy Color sales, which carry a lower gross margin than disc based products.

        - A decrease in gross margins for titles related to legacy hardware as the industry transitions to the next generation of gaming systems.

Royalties and Project Abandonment

Royalties and Project Abandonment decreased as a percentage of net sales for the three months and six months ended June 30, 2001 compared to the same periods last year primarily due to:

        - The release of internally developed games, Red Faction(TM) and MX 2002 featuring Ricky Carmichael, which carry overall lower royalty rates than externally developed games.

        - The May 2000 non-cash charge. Before the May 2000 non-cash charge, royalties and project abandonment for the three months and six months ended June 30, 2000 was 19.9% and 18.7%, respectively.

Product Development

Product Development expenses decreased as a percentage of net sales for the second quarter of 2001 compared to the same period last year primarily due to the increase in net sales for the period. Product Development expenses increased by $288,000 for the three months ended June 30, 2001 and increased by $972,000 for the six months ended June 30, 2001 as compared to the same periods of last year. This increase in development expenditures is required to support the launch of four new hardware platforms over a twelve-month period.

Selling and Marketing

Selling and Marketing expenses increased by $2,932,000 for the three months ended June 30, 2001 and by $1,322,000 for the six months ended June 30, 2001 compared to the same periods last year. This increase is directly related to the increase in net sales. Selling and marketing expenses have remained constant as a percentage of net sales for both the three months and six months ended June 30, 2001 and 2000.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. has decreased as a percentage of total net sales and in absolute dollars for the three months and six months ended June 30, 2001 compared to the same periods last year in direct relation to the decrease in World Wrestling Federation related sales as a percentage of our total net sales for these periods.

General and Administrative

General and Administrative expenses increased by $419,000 for the three months ended June 30, 2001 compared to the same period last year. General and Administrative expenses increased by $1,726,000 and remained relatively constant as a percentage of net sales for the six months ended June 30, 2001 compared to the same period last year. This increase is required to support the increased activity in the first half of the year and to prepare for the launch of four new hardware platforms over a twelve-month period.

Interest Income, net

Interest Income, net increased for the three months and six months ended June 30, 2001 compared to the same periods last year as a result of a higher average cash and cash equivalents balance.

Income Taxes

The effective tax rate for the three months and six months ended June 30, 2001 was 37%. We estimate the effective tax rate for 2001 to be 38%, and the effective tax rate for 2000 was 42%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

Our cash and cash equivalents increased by $42,846,000 to $70,844,000 during the six months ended June 30, 2001 from $27,998,000 at December 31, 2000. Net cash provided by operations was $51,037,000 for the six months ended June 30, 2001, which resulted primarily from the collection of accounts receivable at December 31, 2000. The amount of our accounts receivable is subject to significant seasonal fluctuations as a consequence of the seasonality of our sales, which are always highest during the fourth quarter.

We used $5,088,000 in investing activities during the six months ended June 30, 2001. In June 2001, we acquired a 44% interest in NI Sports for $2.7 million in cash, paid in June 2001, plus an additional $566,000 to be paid in four equal monthly installments, pursuant to the Joint Venture Agreement. See "Notes to Consolidated Financial Statements -- Other Long-Term Assets."

We used $3,027,000 of net cash in financing activities during the six months ended June 30, 2001. While the exercise of options and warrants to purchase our common stock generated $12,446,000, the repayment of borrowings from our line of credit required an expenditure of $15,473,000.

We believe that our cash on hand, funds provided by operations, and borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and guaranteed payments to licensors and software development.

Credit Facility

In June and July 2001, we amended the Revolving Credit Agreement with Union Bank of California and a syndicate of other financial institutions dated August 31, 2000. The amendments extended the expiration of the agreement to August 1, 2002 and permit us to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35,000,000 subject to the following:

We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $20,000,000 for August 2001; $35,000,000 between September 1, 2001 and January 31, 2002; and $20,000,000
between February 1, 2002 and July 31, 2002. In addition, outstanding borrowings cannot exceed $10,000,000 for August 1, 2001 through October 31, 2001; $20,000,000 from November 1, 2001 through January 31, 2002; and $10,000,000 from
February 1, 2002 to July 31, 2002.

We are also required to not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, pay cash dividends or make other distributions, sell assets and enter into certain mergers or acquisitions. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank's prime rate (6.75% at June 30, 2001) or b) the London Interbank Offered Rate (3.86% at June 30, 2001) plus 1.85%. As of June 30, 2001, we had approximately $1,531,000 in obligations with respect to outstanding letters of credit and no outstanding borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates and foreign currency exchange rates.


INTEREST RATE RISK

Our interest rate risk is immaterial due to the short maturity of our debt. We have no fixed rate debt.


FOREIGN CURRENCY RISK

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Great British Pound ("GBP") and the Euro. The volatility of the GBP and the Euro (and all other applicable currencies) will be monitored frequently throughout the remainder of the coming year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any material legal proceedings.

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated the company's stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase. We and all of the individual defendants have taken the position that this lawsuit is without merit. At this early stage, however, we cannot predict the likely outcome of this litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with obtaining the World Wrestling Federation license in August 1999, we issued to Titan Sports Inc. (now known as World Wrestling Federation Entertainment, Inc. ("World Wrestling Federation Entertainment")) and another party related to the World Wrestling Federation Entertainment, Stanley Shenker Associates, Inc., warrants to purchase an aggregate amount of 281,250 shares of common stock. The purchase price for each share of common stock underlying these warrants was $10.42 per share and the warrants were to expire on December 31, 2009. On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 201,660 shares of common stock in a non-cash transaction. On July 23, 2001, Stanley Shenker Associates, Inc. exchanged all of its warrants for 25,282 shares of common stock in a non-cash transaction. The issuance of shares of our common stock upon the exchange of warrants to both World Wrestling Federation Entertainment and Stanley Shenker was made pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

On April 19, 2001, in connection with the execution of a development agreement, we issued to such developer warrants to purchase an aggregate amount of 10,000 shares of our common stock. These warrants were issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended. Further, these warrants vested immediately upon their grant and may be exercised, in whole or in part, at any time prior to April 19, 2004 for a purchase price of $38.90 per share of the underlying common stock.

As of May 1, 2001, we replaced American Stock Transfer & Trust Company as our transfer agent and rights agent and appointed Computershare Investor Services, LLC as successor. To effect the substitution of Computershare Investor Services, LLC as rights agent, we amended the Rights Plan related to our Series A Junior Participating Preferred Stock. Such amendment will not affect the rights of any holder of shares of our Series A Junior Participating Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2001 Annual Meeting of Shareholders on July 20, 2001. The following matters were decided:


                1.      Five directors were elected:


                                                      Votes            Votes
                                                       For            Withheld
                                                    ----------        ---------
                        Brian J. Farrell            16,789,742        3,444,971
                        Jeffrey C. Lapin            16,791,576        3,443,137
                        Lawrence Burstein           19,945,632          289,081
                        James L. Whims              19,945,932          288,781
                        L. Gregory Ballard          19,945,734          288,979


                2. An amendment to our Amended and Restated 1997 Stock Option Plan was approved. This amendment increases the number of shares of common stock for which options may be issued from 4,125,000 to 7,025,000 shares. The amendment was approved by a vote of 10,478,983 for, 6,272,178 against, and 35,512 abstaining.


                3. An amendment to our Certificate of Incorporation was approved. This amendment increases the number of authorized shares of our common stock from 35,000,000 to 75,000,000 shares. The amendment was approved by a vote of 17,403,837 for, 2,829,409 against, and 1,467 abstaining.


                4. A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2001 was approved by a vote of 18,189,755 for, 2,039,550 against, and 5,408 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) EXHIBITS.


EXHIBIT NUMBER                                  TITLE
------                                          -----

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant's Registration
        Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the
        "S-3 Registration Statement")).

3.2 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration
        Statement).

*3.3    Amendment to Certificate of Incorporation.

3.4 Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K, dated June 22, 2000).

3.5     Certificate of Designation of Series A Junior Participating Preferred
        Stock of THQ Inc. (incorporated by reference to Exhibit A to Exhibit 1 of Amendment No. 1 to the Registrant's Registration Statement on Form
        8-A filed on May 16, 2001 (the "May 16 Form 8-A") (File No. 001-15959)).

4.1 Amended and Restated Rights Agreement, dated as of May 1, 2001 between the Company and Computershare Investor Services, LLC (incorporated by reference to Exhibit 1 to the May 16 Form 8-A.

10.1 THQ Inc. Amended and Restated 1997 Stock Option Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for its Annual Meeting held on July 20, 2001).

*10.2 Third Amendment to Revolving Credit Agreement, dated as of June 25, 2001 between the Registrant, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.

*10.3   Fourth Amendment to Revolving Credit Agreement, dated as of July 31,
        2001 between the Registrant, Union Bank as Agent and as Lender, BNP
        Paribas, and Pacific Century Bank, N.A.


* Filed herewith.


        (b) REPORTS ON FORM 8-K.


        There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2001        THQ INC.
                                       By: /s/ Brian J. Farrell
                                           --------------------
                                               Brian J. Farrell
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer

                               THQ INC.
                                       By: /s/ Fred Gysi
                                           -------------
                                               Fred Gysi
                                               Senior Vice President, Finance
                                               & Administration, Chief Financial
                                               Officer and Secretary
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)