Form 10-Q
period 2001-09-30
THQ INC
filed 2001-11-09
CIK 865570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-18813

THQ INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3541686 (I.R.S. Employer Identification No.)

27001 Agoura Road Calabasas Hills, CA (Address of principal executive offices)	91301 (Zip Code)

Registrant’s telephone number, including area code: (818) 871-5000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑  No      ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Common stock, $0.01 par value: 21,925,238 shares (as of November 1, 2001).

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.      Financial Statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,082,000	$27,998,000
Accounts receivable — net	46,359,000	135,048,000
Inventory	11,103,000	10,707,000
Prepaid and deferred royalties	17,222,000	8,756,000
Software development costs	33,808,000	11,818,000
Deferred income taxes	8,966,000	9,202,000
Income taxes receivable	5,663,000	—
Prepaid expenses and other current assets	15,677,000	4,557,000

Total current assets	179,880,000	208,086,000
Property and equipment — net	11,476,000	10,607,000
Deferred royalties — net of current portion	9,895,000	2,382,000
Software development costs — net of current portion	3,228,000	949,000
Deferred income taxes	581,000	581,000
Other long-term assets — net	9,817,000	7,337,000

TOTAL ASSETS	$214,877,000	$229,942,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$15,473,000
Accounts payable	10,578,000	22,956,000
Accrued expenses	15,408,000	23,448,000
Accrued royalties	17,588,000	29,869,000
Income taxes payable	—	6,071,000

Total current liabilities	43,574,000	97,817,000
Accrued royalties — net of current portion	8,970,000	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock, par value $.01, 75,000,000 shares authorized; 21,632,807 and 20,460,538 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	216,000	205,000
Additional paid-in capital	108,724,000	85,747,000
Accumulated other comprehensive loss	(2,023,000)	(1,715,000)
Retained earnings	55,416,000	47,888,000

Total Stockholders’ equity	162,333,000	132,125,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,877,000	$229,942,000

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net sales	$68,045,000	$53,293,000	$182,609,000	$156,090,000
Costs and expenses:
Cost of sales	29,378,000	19,680,000	81,262,000	62,067,000
Royalties and project abandonment	13,390,000	11,757,000	31,701,000	39,584,000
Product development	5,554,000	5,346,000	15,513,000	14,271,000
Selling and marketing	9,952,000	7,707,000	25,563,000	21,996,000
Payment to venture partner	342,000	1,343,000	2,105,000	8,246,000
General and administrative	4,922,000	5,117,000	16,384,000	14,914,000

Total costs and expenses	63,538,000	50,950,000	172,528,000	161,078,000

Income (loss) from operations	4,507,000	2,343,000	10,081,000	(4,988,000)
Interest income, net	608,000	482,000	1,915,000	1,060,000

Income (loss) before income taxes	5,115,000	2,825,000	11,996,000	(3,928,000)
Income taxes	1,901,000	1,510,000	4,468,000	(586,000)

Net income (loss)	$3,214,000	$1,315,000	$7,528,000	$(3,342,000)

Net income (loss) per share — basic	$.15	$.07	$.36	$(.17)

Net income (loss) per share — diluted	$.14	$.06	$.33	$(.17)

Shares used in per share calculation — basic	21,619,000	20,137,000	21,185,000	20,043,000

Shares used in per share calculation — diluted	23,555,000	21,709,000	23,103,000	20,043,000

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2000 and the
	Nine Months Ended September 30, 2001

				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Loss	Earnings	Total

	(Unaudited)
Balance at January 1, 2000	19,897,234	$199,000	$79,250,000	$(842,000)	$29,699,000	$108,306,000
Exercise of warrants and options	563,304	6,000	4,299,000	—	—	4,305,000
Stock compensation	—	—	406,000	—	—	406,000
Tax benefit related to the exercise of employee stock options	—	—	1,792,000	—	—	1,792,000
Comprehensive income:
Net income	—	—	—	—	18,189,000	18,189,000
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(873,000)	—	(873,000)

Comprehensive income						17,316,000

Balance at December 31, 2000	20,460,538	205,000	85,747,000	(1,715,000)	47,888,000	132,125,000
Exercise of warrants and options	1,172,269	11,000	13,035,000	—	—	13,046,000
Issuance of warrants	—	—	421,000	—	—	421,000
Stock compensation	—	—	224,000	—	—	224,000
Tax benefit related to the exercise of employee stock options	—	—	9,297,000	—	—	9,297,000
Comprehensive income:
Net income	—	—	—	—	7,528,000	7,528,000
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(308,000)	—	(308,000)

Comprehensive income						7,220,000

Balance at September 30, 2001	21,632,807	$216,000	$108,724,000	$(2,023,000)	$55,416,000	$162,333,000

      See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,528,000	$(3,342,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,741,000	2,547,000
Provision for doubtful accounts, discounts and returns	23,113,000	19,835,000
Loss on disposal of property and equipment	8,000	105,000
Stock compensation	224,000	304,000
Tax benefit related to the exercise of employee stock options	9,297,000	409,000
Deferred income taxes	356,000	2,177,000
Changes in operating assets and liabilities:
Accounts receivable	64,890,000	37,744,000
Inventory	(393,000)	39,000
Prepaid and deferred royalties and software development costs	(40,091,000)	(13,719,000)
Prepaid expenses and other current assets	(11,057,000)	(8,434,000)
Accounts payable and accrued expenses	(20,158,000)	(1,090,000)
Accrued royalties	(3,190,000)	4,879,000
Income taxes	(11,718,000)	(13,083,000)

Net cash provided by operating activities	22,550,000	28,371,000

Cash flows used in investing activities:
Proceeds from sale of property and equipment	57,000	75,000
Acquisition of property and equipment	(4,260,000)	(5,741,000)
Investment in Yuke’s Co., Ltd.	—	(5,020,000)
Investment in Network Interactive Sports Limited	(3,174,000)	—
Decrease in other long-term assets	461,000	38,000

Net cash used in investing activities	(6,916,000)	(10,648,000)

Cash flows used in financing activities:
Net decrease in short-term borrowings	(15,473,000)	(16,702,000)
Proceeds from exercise of warrants and options	13,046,000	3,015,000

Net cash used in financing activities	(2,427,000)	(13,687,000)

Effect of exchange rate changes on cash	(123,000)	134,000

Net increase in cash and cash equivalents	13,084,000	4,170,000

Cash and cash equivalents — beginning of period	27,998,000	21,454,000

Cash and cash equivalents — end of period	$41,082,000	$25,624,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$7,968,000	$5,369,000

Interest	$32,000	$190,000

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and Stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Examples include doubtful accounts, discounts and returns. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made for consistent presentation.

2.     Accounts Receivable

      Accounts receivable are due primarily from domestic and foreign retailers and distributors including mass merchants and specialty stores. Accounts receivable at September 30, 2001 and December 31, 2000 consist of the following:

	September 30,	December 31,
	2001	2000

Accounts receivable — domestic	$44,785,000	$137,865,000
Other receivables — domestic	678,000	531,000
Allowance for domestic returns and doubtful accounts	(11,987,000)	(21,676,000)
Accounts receivable — foreign	26,915,000	28,186,000
Allowance for foreign returns and doubtful accounts	(14,032,000)	(9,858,000)

Accounts receivable — net	$46,359,000	$135,048,000

3.     Credit Facility

      We have entered into the Fifth and Sixth Amendments to the Revolving Credit Agreement, dated August 28, 2001 and October 26, 2001, respectively, with Union Bank of California and a syndicate of other financial institutions. Under the terms of the Revolving Credit Agreement, as amended, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35,000,000 through August 1, 2002 subject to the following:

      We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $35,000,000 between August 1, 2001 and January 31, 2002; and $20,000,000 between February 1, 2002 and July 31, 2002. In addition, outstanding borrowings cannot exceed $10,000,000 for August 1, 2001 through October 31, 2001; $30,000,000 from November 1, 2001 through December 31, 2001; $20,000,000 from January 1, 2002 through January 31, 2002; and $10,000,000 from February 1, 2002 to July 31, 2002.

      We can not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

      This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank’s prime rate (6.00% at September 30, 2001) or b) the London Interbank Offered Rate

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2.63% at September 30, 2001) plus 1.85%. As of September 30, 2001, we had approximately $21,294,000 in obligations with respect to outstanding letters of credit and no outstanding borrowings.

4.     Stock Option Plan

      On July 20, 2001, our stockholders approved an amendment to the Amended and Restated 1997 Stock Option Plan (the “1997 Amended Plan”) to increase the number of shares of common stock for which options may be issued. The 1997 Amended Plan now provides for the issuance of up to 7,025,000 shares of common stock for option grants to directors, officers and key employees. The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under this plan become exercisable over three years and expire within five years from the date of grant.

5.     Capital Stock Transactions

      In connection with obtaining the World Wrestling Federation license in August 1999, we issued to Titan Sports Inc. (now known as World Wrestling Federation Entertainment, Inc. (“World Wrestling Federation Entertainment”)) and another party related to the World Wrestling Federation Entertainment, Stanley Shenker Associates, Inc., warrants to purchase an aggregate amount of 281,250 shares of common stock, which had a fair value of $3,063,000 at the time these warrants were issued. The purchase price for each share of common stock underlying these warrants was $10.42 per share, and the warrants were to expire on December 31, 2009. On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 201,660 shares of common stock in a non-cash transaction with a fair market value of $53.61 per share. On July 23, 2001, Stanley Shenker Associates, Inc. exchanged all of its warrants for 25,282 shares of common stock in a non-cash transaction with a fair market value of $57.00 per share.

      On April 19, 2001, in connection with the execution of a development agreement, we issued to such developer warrants to purchase an aggregate amount of 10,000 shares of our common stock, which had a fair value of $198,000 at the time these warrants were issued. Further, these warrants vested immediately upon their grant and may be exercised, in whole or in part, at any time prior to April 19, 2004 for a purchase price of $38.90 per share of the underlying common stock.

      On August 2, 2001, in connection with the execution of a license agreement, we issued to such licensor warrants to purchase an aggregate amount of 10,000 shares of our common stock, which had a fair value of $223,000 at the time these warrants were issued. Further, these warrants vested immediately upon their grant and may be exercised, in whole or in part, at any time prior to August 2, 2004 for a purchase price of $43.70 per share of the underlying common stock.

      On July 20, 2001, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 35,000,000 to 75,000,000. On July 24, 2001, we amended our Certificate of Incorporation to reflect this increase in authorized shares.

6.     Other Long-Term Assets

      On June 13, 2001, THQ International Ltd. and HotGen Studios Ltd. entered into a Joint Venture Agreement pursuant to which THQ International Ltd. acquired a 44% interest in Network Interactive Sports Limited (“NI Sports”), formerly wholly owned by HotGen Studios Ltd. In exchange for this interest, THQ International Ltd. agreed to invest $3.3 million in cash, of which $2.7 million was paid upon execution of the Joint Venture Agreement with the balance to be paid in four equal monthly installments. This investment is included in Other long-term assets in the accompanying balance sheet and is accounted for using the equity method. For the three months and nine months ended September 30, 2001, our equity in the net loss of the

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint venture is immaterial and included in General and Administrative expenses in the accompanying statements of operations.

      NI Sports uses client/server technology to offer multi-player games to subscribers across a variety of platforms including PCs and Wireless Application Protocol enabled mobile phones. Areas of potential future growth are extensions of this technology to game consoles, interactive television and other internet-access devices. NI Sports’ first product is Sky Sports Football Manager, an online soccer game for the United Kingdom market. We also utilize HotGen Studios Ltd. as an independent software developer. As of September 30, 2001, they were developing one game for us with a contract value of $500,000 of which $270,000 has been paid and is included in Software Development Costs in the accompanying balance sheet.

7.     Commitments and Contingencies

      There have been no material developments in the legal proceedings previously disclosed in Part II, Item 1 of the 10-Q for second quarter ended June 30, 2001, filed on August 14, 2001. We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated the company’s stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase and a trial date has been set for November 12, 2002. We and all of the individual defendants have taken the position that this lawsuit is without merit. At this early stage, however, we cannot predict the likely outcome of this litigation.

      We also are a party to lawsuits in the normal course of our business, none of which are material.

8.     Basic and Diluted Earnings Per Share

      The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss) used to compute basic and diluted earnings per share	$3,214,000	$1,315,000	$7,528,000	$(3,342,000)

Weighted average number of shares outstanding — basic	21,619,000	20,137,000	21,185,000	20,043,000
Dilutive effect of stock options and warrants	1,936,000	1,572,000	1,918,000	—

Number of shares used to compute earnings per share — diluted	23,555,000	21,709,000	23,103,000	20,043,000

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have an impact on our financial statements.

      In June 2001, the FASB issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and 142 and have not determined the impact, if any, they will have on our financial statements.

      In August 2001, the FASB issued a new pronouncement SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FASB 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any, it will have on our financial statements.

10.     Subsequent Events

      On November 7, 2001, we announced that we had entered into a letter of intent to acquire Rainbow Multimedia Group, Inc (“Rainbow Studios”) for approximately 1,000,000 shares of our common stock. The acquisition is subject to the satisfaction of certain conditions, including the execution of definitive documents.

      We believe that the acquisition of Rainbow Studios will strengthen our internal development capabilities, enhancing our ability to create gaming content for the next-generation of console systems including PlayStation 2, GameCube and Xbox.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in our Registration Statements filed on Form S-3 with the Securities and Exchange Commission on August 20, 2001, as amended. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Overview

      We are a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the home video game market. We currently develop and publish titles for Sony PlayStation 2 and PlayStation, Nintendo Game Boy Advance and Game Boy Color, and PCs. We are currently developing and plan to publish titles for the Microsoft Xbox and Nintendo GameCube consoles. These hardware platforms are scheduled to launch in November 2001. Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.

      Our software is based on intellectual property licensed or assigned from third parties or created internally. We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our portfolio of licensed brands includes the World Wrestling Federation, Rugrats, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers and Disney/ Pixar’s Monsters, Inc.

      We also develop software based on brands created by our six internal development studios and by external developers under contract with us. Our original brands include Red Faction™, MX2002 featuring Ricky Carmichael, Summoner™, New Legends™ and Dark Summit™. Other than games that we release on PCs, all of our products are manufactured for us by the manufacturers or their authorized vendors.

      In North America, we market and distribute our software to customers including Wal-Mart, Toys “R” Us, Electronics Boutique, Target, Kmart, GameStop (formerly known as Babbage’s Etc.), Best Buy, Kay Bee Toys and other regional and national general merchandisers, discount store chains and specialty retailers. Outside North America, we market and distribute our software to retailers in 70 countries and territories through offices in the United Kingdom, France, Germany and Australia.

      Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a proven developer to create a game based on original content. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. We also develop games internally through our development studios Cedar Ridge Construction, Genetic Anomalies, Inc. (“GA”), Heavy Iron Studios, Helixe, Pacific Coast Power & Light Company (“PCP&L”) and Volition, Inc. (“Volition”). After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers’ locations at their expense.

      Unfilled sales orders are commonly referred to as “backlog.” Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

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

      On November 7, 2001, we announced that we had entered into a letter of intent to acquire Rainbow Multimedia Group, Inc (“Rainbow Studios”) for approximately 1,000,000 shares of our common stock. The acquisition is subject to the satisfaction of certain conditions, including the execution of definitive documents.

      We believe that the acquisition of Rainbow Studios will strengthen our internal development capabilities, enhancing our ability to create gaming content for the next-generation of console systems including PlayStation 2, GameCube and Xbox.

      Revenue Fluctuations and Seasonality. We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand. Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

      Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title. CD-ROM and DVD-ROM-based products have significantly lower per unit manufacturing costs than cartridge-based products; however, they have higher development costs than cartridge-based products.

      Recently Issued Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have an impact on our financial statements.

      In June 2001, the FASB issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We are currently evaluating the provisions of SFAS 141 and 142 and have not determined the impact, if any, they will have on our financial statements.

      In August 2001, the FASB issued a new pronouncement Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes FASB 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any, it will have on our financial statements.

Euro Currency Conversion

      On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national (“legacy”) currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in Germany and France have been affected by the Euro conversion and have established plans to address any business issues raised including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near-term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the Euro currency conversion did not have a material impact on our financial position or results of operations.

Results of Operations

Sales by Platform

      The following table set forth our net sales by platform as a percentage of sales for the three months and nine months ended September 30, 2001 and 2000:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Platform Revenue Mix	2001	2000	2001	2000

Sony PlayStation 2	19.4%	—%	20.3%	—%
Sony PlayStation	10.8	25.6	18.7	43.5
Nintendo Game Boy Advance	33.5	—	15.7	—
Nintendo Game Boy Color	17.4	32.5	24.8	27.1
Nintendo 64	1.5	13.6	9.7	17.1
PC CD-ROM	16.7	12.3	10.2	5.7
Other	0.7	16.0	0.6	6.6

	100.0%	100.0%	100.0%	100.0%

      The following tables set forth our net sales by platform for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

	September 30,	September 30,	Increase/
Net Sales for the Three Months Ended	2001	2000	(Decrease)	% Change

Sony PlayStation 2	$13,238	$—	$13,238	N/A
Sony PlayStation	7,335	13,647	(6,312)	(46.3)%
Nintendo Game Boy Advance	22,820	—	22,820	N/A
Nintendo Game Boy Color	11,821	17,325	(5,504)	(31.8)%
Nintendo 64	1,031	7,231	(6,200)	(85.7)%
PC CD-ROM	11,341	6,555	4,786	73.0%
Other	459	8,535	(8,076)	(94.6)%

Net Sales	$68,045	$53,293	$14,752	27.7%

	September 30,	September 30,	Increase/
Net Sales for the Nine Months Ended	2001	2000	(Decrease)	% Change

Sony PlayStation 2	$37,138	$—	$37,138	N/A
Sony PlayStation	34,150	67,846	(33,696)	(49.7)%
Nintendo Game Boy Advance	28,662	—	28,662	N/A
Nintendo Game Boy Color	45,325	42,363	2,962	7.0%
Nintendo 64	17,762	26,644	(8,882)	(33.3)%
PC CD-ROM	18,583	8,855	9,728	109.9%
Other	989	10,382	(9,393)	(90.5)%

Net Sales	$182,609	$156,090	$26,519	17.0%

      Sony PlayStation 2 Net Sales

      We had no new releases of PlayStation 2 titles in the third quarter of 2001. However, Red Faction™ and MX 2002 featuring Ricky Carmichael had continued strong sales in the third quarter of 2001.

      Sony PlayStation Net Sales

      PlayStation net sales decreased for the three months and the nine months ended September 30, 2001 compared to the same periods in the prior year for two reasons: 1) sales of WWF Smackdown! which was released in the first half of 2000 and 2) the expected weaker market for PlayStation products due to the transition to PlayStation 2.

      Nintendo Game Boy Advance Net Sales

      We released ten Game Boy Advance titles during the third quarter of 2001 including Rocket Power: Dream Scheme, MX 2002 featuring Ricky Carmichael, Tetris Worlds and Rugrats: Castle Capers.

      Nintendo Game Boy Color Net Sales

      Game Boy Color net sales decreased during the third quarter of 2001 as compared to the same period last year due to the introduction of the Game Boy Advance platform. Year to date, net sales have increased due to the increased number of titles released as compared to the same period last year.

      Nintendo 64 Net Sales

      We had no releases of Nintendo 64 (“N64”) product in the third quarter of 2001 and one N64 release in the third quarter of 2000. For the nine months ended September 30, 2001, we have released two titles for N64 versus only one N64 title released in the same period last year. Although the number of releases was higher, net sales decreased by 33% due to the weaker market for N64 product as the industry transitions to the next generation of hardware.

      PC CD-ROM Net Sales

      The significant increase in PC CD-ROM net sales, for both the three months and nine months ended September 30, 2001 as compared to the same periods last year, can be attributed to the worldwide release of Red Faction™ for the PC, as well as Hot Wheels and Matchbox titles released under our license agreement with Mattel.

Sales by Territory

      The following tables set forth, for the three months and nine months ended September 30, 2001 and 2000, our sales for the North America and international territories (in thousands):

	September 30,	September 30,	Increase/
Net Sales for the Three Months Ended:	2001	2000	(Decrease)	% Change

North America	$47,182	$40,223	$6,959	17%
International	20,863	13,070	7,793	60%

Net Sales	$68,045	$53,293	$14,752	28%

	September 30,	September 30,	Increase/
Net Sales for the Nine Months Ended:	2001	2000	(Decrease)	% Change

North America	$118,713	$115,545	$3,168	3%
International	63,896	40,545	23,351	58%

Net Sales	$182,609	$156,090	$26,519	17%

     North America Net Sales

      The increase in net sales in North America for the three months ended September 30, 2001 as compared to the same period last year was primarily due to:

•	The release of seven Game Boy Advance titles including, Rocket Power: Dream Scheme, Tetris Worlds and Rugrats: Castle Capers.

•	The release of eight PC CD-ROM titles, including Red Faction™ for the PC, during the third quarter of 2001 compared to only one PC CD-ROM title released during the same period last year.

•	Continued strong sales of Red Faction™ and MX 2002 featuring Ricky Carmichael for PlayStation 2, which we released in the second quarter of 2001.

This increase was offset by a 90% decrease in N64 net sales, a 53% decrease in PlayStation net sales and a 43% decrease in Game Boy Color net sales related to the transition to next generation hardware.

      The slight increase in net sales in North America for the nine months ended September 30, 2001 as compared to the same period last year was primarily due to

•	The release of Red Faction™ and MX 2002 featuring Ricky Carmichael on the PlayStation 2 and continued strong sales of various WWF titles.

•	The release of Red Faction™ for the PC as well as nine other PC CD-ROM titles compared to only one PC CD-ROM title released during the same period last year.

•	A 73% increase in net sales of titles for handheld gaming systems — Nintendo Game Boy Color and Nintendo Game Boy Advance.

This increase was offset by a 58% decrease in N64 net sales and a 59% decrease in PlayStation net sales related to the transition to next generation hardware.

      To date, the recent terrorist attacks in the United States have not had a material impact on our financial position or results of operations. The future economic consequences of those attacks are still unknown at this time. We cannot determine if the attacks or any events arising as a result of those attacks will have a material impact on our business in the future.

     International Net Sales

      The increase in net sales in the international territories for the three months ended September 30, 2001 as compared to the same period last year was primarily due to:

•	The release of MX 2002 featuring Ricky Carmichael for PlayStation 2 and the release of Red Faction™ for the PC and continued strong sales of Red Faction™ for PlayStation 2.

•	A 147% increase in net sales of titles for handheld gaming systems — Nintendo Game Boy Color and Nintendo Game Boy Advance.

This increase was offset by a slight decrease in PlayStation net sales related to the transition to PlayStation 2 hardware and an overall decrease of 24% in net sales of PC CD-ROM titles.

      The increase in net sales in the international territories for the nine months ended September 30, 2001 as compared to the same period last year was primarily due to:

•	Strong sales of Red Faction™ for PlayStation 2 and PC CD-ROM.

•	An 80% increase in net sales of titles for handheld gaming systems — Nintendo Game Boy Color and Nintendo Game Boy Advance.

•	A greater than 230% increase in N64 net sales due to the continued sales of WWF No Mercy, which was released in the fourth quarter of 2000, and the distribution of Conker’s Bad Fur Day.

This increase was offset by a 21% decrease in PlayStation net sales related to the transition to PlayStation 2 hardware.

Costs and Expenses, Interest Income — net, and Income Taxes

      Information about our costs and expenses, interest income — net, and income taxes for the three and nine months ended September 30, 2001 and 2000 is presented below:

	Percent of Net Sales		Percent of Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Costs and expenses:
Cost of sales	43.2%	36.9%	44.5%	39.8%
Royalties and project abandonment	19.7	22.1	17.4	25.4
Product development	8.2	10.0	8.5	9.1
Selling and marketing	14.6	14.5	14.0	14.1
Payment to venture partner	0.5	2.5	1.1	5.3
General and administrative	7.2	9.6	9.0	9.5

Total costs and expenses	93.4	95.6	94.5	103.2

Income (loss) from operations	6.6	4.4	5.5	(3.2)
Interest income, net	0.9	0.9	1.1	0.7

Income (loss) before income taxes	7.5	5.3	6.6	(2.5)
Income taxes	2.8	2.8	2.5	(0.4)

Net income (loss)	4.7%	2.5%	4.1%	(2.1)%

      Cost of Sales

      Cost of Sales as a percentage of net sales increased for the three months and nine months ended September 30, 2001 compared to the same periods last year primarily due to:

•	An increase in the percentage of handheld game sales during the third quarter of 2001, which have a higher cost per unit than disc based games.

•	The decrease in gross margins for titles related to legacy hardware platforms as the industry transitions to the next generation of gaming systems.

      We expect our margins to increase in the fourth quarter of 2001 due to a higher proportion of sales from next generation disc based products.

     Royalties and Project Abandonment

      Royalties and Project Abandonment decreased as a percentage of net sales for the three months and nine months ended September 30, 2001 compared to the same periods last year primarily due to:

•	Strong sales of Red Faction™ which carries an overall lower royalty rate because we own the intellectual property.

•	An increase in the percentage of handheld games sold during the periods, which carry lower royalty rates than console games.

•	The May 2000 non-cash charge. Before the May 2000 non-cash charge, royalties and project abandonment for the nine months ended September 30, 2000 was 19.9%.

     Product Development

      Product Development expenses decreased as a percentage of net sales for the third quarter of 2001 compared to the same period last year primarily due to the increase in net sales for the period. Product Development expenses increased by $208,000 for the three months ended September 30, 2001 and increased by $1,242,000 for the nine months ended September 30, 2001 as compared to the same periods of last year. This increase is related to the increased head count of our corporate product development department, required to support the launch of four new hardware platforms over a twelve-month period and the increased number of titles under development.

     Selling and Marketing

      Selling and Marketing expenses increased by $2,245,000 for the three months ended September 30, 2001 and by $3,567,000 for the nine months ended September 30, 2001 compared to the same periods last year. This increase is directly related to the increase in net sales. Selling and marketing expenses have remained relatively constant as a percentage of net sales for both the three months and nine months ended September 30, 2001 and 2000.

     Payment to Venture Partner

      Payment to JAKKS Pacific, Inc. has decreased as a percentage of total net sales and in absolute dollars for the three months and nine months ended September 30, 2001 compared to the same periods last year in direct relation to the decrease in World Wrestling Federation related sales as a percentage of our total net sales for these periods. Payment to Venture Partner is expected to increase as a percentage of net sales in the fourth quarter of 2001 due to the release of WWF Smackdown! Just Bring It for PlayStation 2, WWF Raw for the Xbox and WWF Road to Wrestlemania for the Game Boy Advance.

     General and Administrative

      General and Administrative expenses remained relatively constant in absolute dollars for the three months ended September 30, 2001 compared to the same period last year. General and Administrative expenses increased by $1,470,000 and remained relatively constant as a percentage of net sales for the nine months ended September 30, 2001 compared to the same period last year. This increase is due to increased activity year to date and to incremental costs required to support the launch of four new hardware platforms over a twelve-month period.

     Interest Income, net

      Interest Income, net increased for the three months and nine months ended September 30, 2001 compared to the same periods last year as a result of a higher average cash and cash equivalents balance.

     Income Taxes

      The effective tax rate for the three months and nine months ended September 30, 2001 was 37%. We estimate the effective tax rate for 2001 to be 37%; the effective tax rate for 2000 was 42%. The decrease in the effective tax rate from 2000 to 2001 is due primarily to the move of our warehouse to a state with a lower overall tax rate.

Liquidity and Capital Resources

      Our principal uses of cash are product purchases, guaranteed payments to licensors, advance payments to developers and the costs of internal software development. In order to purchase products from manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

      Our cash and cash equivalents increased by $13,084,000 to $41,082,000 during the nine months ended September 30, 2001 from $27,998,000 at December 31, 2000. Net cash provided by operations was $22,550,000 for the nine months ended September 30, 2001, which resulted primarily from the collection of accounts receivable at December 31, 2000, offset by increases in prepaid and deferred royalties and software development costs. The amount of our accounts receivable is subject to significant seasonal fluctuations as a consequence of the seasonality of our sales, which are always highest during the fourth quarter.

      We used $6,916,000 in investing activities during the nine months ended September 30, 2001. We acquired a 44% interest in NI Sports for $3.3 million in cash, of which $2.7 million was paid upon execution of the Joint Venture Agreement with the balance to be paid in four equal monthly installments. At September 30, 2001, one payment remained to be paid. See “Notes to Consolidated Financial Statements – Other Long-Term Assets.”

      We used $2,427,000 of net cash in financing activities during the nine months ended September 30, 2001. While the exercise of options and warrants to purchase our common stock generated $13,046,000, the repayment of borrowings from our line of credit required an expenditure of $15,473,000.

      We believe that our cash on hand, funds provided by operations and borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and guaranteed payments to licensors and software development.

      Credit Facilities. We have entered into the Fifth and Sixth Amendments to the Revolving Credit Agreement, dated August 28, 2001 and October 26, 2001, respectively, with Union Bank of California and a syndicate of other financial institutions. Under the terms of the Revolving Credit Agreement, as amended, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35,000,000 through August 1, 2002 subject to the following:

      We may maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $35,000,000 between August 1, 2001 and January 31, 2002; and $20,000,000 between February 1, 2002 and July 31, 2002. In addition, outstanding borrowings cannot exceed $10,000,000 for August 1, 2001 through October 31, 2001; $30,000,000 from November 1, 2001 through December 31, 2001; $20,000,000 from January 1, 2002 through January 31, 2002; and $10,000,000 from February 1, 2002 to July 31, 2002.

      We are also required to not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

      This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank’s prime rate (6.00% at September 30, 2001) or b) the London Interbank Offered Rate (2.63% at September 30, 2001) plus 1.85%. As of September 30, 2001, we had approximately $21,294,000 in obligations with respect to outstanding letters of credit and no outstanding borrowings.

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

     Foreign Currency Risk

      We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Great British Pound (“GBP”) and the Euro. The volatility of the GBP and the Euro (and all other applicable currencies) will be monitored frequently throughout the remainder of the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Part II — Other Information

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

      There have been no material developments in the legal proceedings previously disclosed in Part II, Item 1 of the 10-Q for second quarter ended June 30, 2001, filed on August 14, 2001. We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated the company’s stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase. We and all of the individual defendants have taken the position that this lawsuit is without merit and a trial date has been set for November 12, 2002. At this early stage, however, we cannot predict the likely outcome of this litigation.

Item 2.      Changes in Securities and Use of Proceeds

      On July 20, 2001, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 35,000,000 to 75,000,000. On July 24, 2001, we amended our Certificate of Incorporation to reflect this increase in authorized shares.

      As of August 22, 2001, we entered into the Amended and Restated Rights Agreement, attached hereto as Exhibit 4.1, with Computershare Investor Services, LLC as Rights Agent. On June 21, 2000, our Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on July 3, 2000. Each Right entitles the holder to buy one one-thousandth (1/1000) of a share of a Series A Junior Participating Preferred Stock at a purchase price of $10 per one-one thousandth (1/1000) of a share, subject to adjustment. The Rights become exercisable (i) 10 days after a public announcement that a person or group has acquired, or has obtained a right to acquire, 15% or more of our outstanding common stock, or (ii) 10 business days following the commencement of a tender offer for 15% or more of our outstanding common stock.

      In the event that any person or group acquires 15% or more of our outstanding common stock, each holder of a Right (other than such acquiring person or group) will be entitled to purchase, at the exercise price, the number of shares of common stock having a current market value equal to two times the exercise price of the Right. We may redeem the Rights in whole, but not in part, at a price of $.001 per Right (subject to adjustment and payable in cash, our common stock, or other consideration deemed appropriate by our Board of Directors) at any time until 10 days following the public announcement that any person or group has acquired 15% or more of our Common Stock. Unless we redeem them earlier, the rights expire on June 21, 2010. This description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement.

Item 4.      Submission of Matters to a Vote of Security Holders

      We held our 2001 Annual Meeting of Stockholders on July 20, 2001. The following matters were decided:

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

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit
Number	Title

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A to Exhibit 1 of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (the “August 28 Form 8-A”) (File No. 001-15959)).
*3.6	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc.
4.1	Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Company and Computershare Investor Services, LLC (incorporated by reference to Exhibit 1 to the August 28 Form 8-A).
*10.1	Fifth Amendment to Revolving Credit Agreement, dated as of August 28, 2001 between the Registrant, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.
*10.2	Sixth Amendment to Revolving Credit Agreement, dated as of October 26, 2001 between the Registrant, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.

*	Filed herewith.

(b)  Reports on Form 8-K.

      There were no reports on Form 8-K filed during the quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2001

THQ INC.

By:	/s/ BRIAN J. FARRELL

Brian J. Farrell
Chairman of the Board,
President and Chief
Executive Officer

THQ INC.

By:	/s/ FRED GYSI

Fred Gysi
Senior Vice President, Finance
and Administration, Chief Financial
Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)