Form 10-K405
period 2001-12-31
THQ INC
filed 2002-03-22
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-18813

THQ INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3541686 (I.R.S. Employer Identification No.)

27001 Agoura Road Calabasas Hills, CA (Address of principal executive offices)	91301 (Zip Code)

Registrant’s telephone number, including area code: (818) 871-5000

_______________

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 15, 2002, approximately 26,213,000 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting Common Stock held by non-affiliates was approximately $1,226,883,000.

DOCUMENTS INCORPORATED BY REFERENCE

The 2002 Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated by reference to Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2001

ITEMS IN FORM 10-K

This Annual Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Business” and “Management Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on current expectations, estimates and projections about the Company’s business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for the Company’s products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in our Registration Statement on Form S-3 filed with the Securities Exchange Commission on January 22, 2002, as amended. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report.

PART I

Item 1. BUSINESS

Introduction

We are a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the home video game market. We currently develop and publish titles for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, PCs, wireless devices and online. Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.

Our software is based on intellectual property licensed or assigned from third parties or created internally. We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. We license intellectual property from World Wrestling Federation Entertainment, Nickelodeon, Disney, Sega, Time Warner, Tetris Company, Mattel, LucasArts and others. Our portfolio of licensed brands includes the World Wrestling Federation, Britney Spears, Rugrats, SpongeBob SquarePants, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers, Disney/Pixar’s Monsters, Inc. and others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us. Our original brands include Red Faction™, MX 2002 featuring Ricky Carmichael, Summoner™, New Legends and Dark Summit™. Other than games that we release on PCs, all of our products are manufactured for us by Sony, Nintendo and Microsoft or their authorized vendors.

We recently entered into a master interactive license agreement with Nickelodeon that grants us the exclusive right to develop and publish games based on all existing and future individual Nickelodeon animated TV and movie properties targeting children ages 6-11 on every game system through 2005. In addition, we also entered into an agreement with Nickelodeon to jointly create, develop and publish original video game content with multi-media franchise potential through Nickelodeon’s television, movie, on-line, magazine and consumer product network. The first title we are working on under this agreement is the character-based action-adventure Tak and The Power of JuJu (working title), which is scheduled for release on PlayStation 2 and GameCube in 2003.

In North America, we market and distribute our software to customers including Wal-Mart, Toys “R” Us, Target, Electronics Boutique, Best Buy, GameStop, Kay Bee Toys and other regional and national general merchandisers, discount store chains, and specialty retailers. Outside North America, we market and distribute our software to retailers in 70 countries and territories through offices in the United Kingdom, France, Germany and Australia.

In the year ended December 31, 2001, our net sales increased to $379.0 million from $347.0 million in 2000, $303.5 million in 1999, $216.7 million in 1998 and $90.2 million in 1997, representing a compound annual growth rate since 1997 of 43%. During the year ended December 31, 2001, our net income was $36.0 million, as compared to $18.2 million for the year ended December 31, 2000.

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

THQ and the THQ logo are trademarks and/or registered of THQ Inc. Nintendo®, Nintendo Entertainment System® (“NES”), Super Nintendo Entertainment System® (“SNES”), Game Boy®, Game Boy Color®, Game Boy Advance, GameCube and Nintendo 64® are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”). Sega®, Genesis®, Game Gear®, Saturn® and Dreamcast® are registered trademarks of Sega of America, Inc. (“Sega”). Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”). Microsoft Xbox is a trademark of Microsoft Corporation (“Microsoft”). Red Faction, Summoner, Dark Summit, Cedar Ridge Construction, Heavy Iron Studios®, Helixe, Pacific Coast Power & Light Company, Genetic Anomalies, Volition, THQ Wireless, Rainbow Studios and Rainbow Multimedia, Cranky Pants Studios and their respective logos are trademarks and/or registered trademarks of THQ Inc. All other trademarks are property of their respective owners. Microsoft, Nintendo and Sony are referred to herein collectively as the “manufacturers.”

Recent Developments

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend, which will be distributed on or about April 9, 2002, to stockholders of record as of the close of business on March 26, 2002. The effect of the stock dividend is not reflected in the consolidated financial statements.

The Interactive Entertainment Industry And Technology

The home interactive game market consists of software distributed on disc and cartridge media for use solely on dedicated hardware systems, and software distributed on CD-ROMS for use on PCs. Disc media includes DVD-ROM discs for use on the Sony PlayStation 2 and Microsoft Xbox, proprietary discs for use on the Nintendo GameCube and CD-ROM discs for use on the Sony PlayStation. The Nintendo Game Boy Advance is the only current platform that uses cartridges. Until 1996, most software for dedicated platforms was sold in cartridge form. Since then, disc-based products have become increasingly popular because they have substantially greater data storage capacity and lower costs than cartridges.

The first modern platform was introduced by Nintendo in 1985 using 8-bit technology. 8-bit means that the central processing unit, or chip, on which the software operates is capable of processing data in 8-bit units. Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the consoles and PCs. As the technology of the hardware has advanced, the software has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios. The larger data storage capacity of disc-based media for systems such as the Sony PlayStation 2, Microsoft Xbox and the Nintendo GameCube enables them to provide richer content and longer play. This new generation of systems is based primarily on 128-bit technology. The latest hand-held platform, Game Boy Advance, uses 32-bit technology.

The following table sets forth the year in which each of the manufacturers’ platforms, for which we have published titles and technology, were released in the United States:

Date of U.S.
Manufacturer	Product Name	Introduction	Media Format	Technology

Nintendo Nintendo Sega Sega	NES Game Boy Game Gear Genesis	1985 1989 1991 1989	Cartridge Cartridge Cartridge Cartridge	8-bit 8-bit (portable) 8-bit (portable) 16-bit

Date of U.S.
Manufacturer	Product Name	Introduction	Media Format	Technology

Nintendo Sega Sony Nintendo Nintendo Sega Sony Nintendo Nintendo Microsoft	SNES Saturn PlayStation Nintendo 64 Game Boy Color Dreamcast PlayStation 2 Game Boy Advance GameCube Xbox	1991 1995 1995 1996 1998 1999 2000 2001 2001 2001	Cartridge Cartridge CD-ROM Disc Cartridge Cartridge CD-ROM Disc DVD-ROM Disc Cartridge Proprietary Disc DVD-ROM Disc	16-bit 32-bit 32-bit 64-bit 16-bit (portable) 128-bit 128-bit 32-bit (portable) 128-bit 128-bit

Sony launched PlayStation 2, the successor to PlayStation, in the North American market in October 2000. Nintendo launched the handheld Game Boy Advance platform in June 2001 and the GameCube platform in November 2001. Microsoft also launched a new platform, Xbox, in November 2001. Software for the new platforms requires different standards of design and technology to fully exploit their capabilities. The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

Business Strategy

Our corporate goal is to expand market share while increasing profitability. We believe that our success in the following strategic imperatives will position us well to exploit the new console cycle and other growth opportunities:

•	Build a well-diversified product portfolio across brand, genre and platform. Due to constantly changing consumer demand and hardware platforms, we believe it is important to offer a diversified portfolio of titles. We have worked to grow and diversify our product portfolio by securing additional content licenses, creating our own brands and content, seeking out unique co-development relationships (i.e. Nickelodeon and Sega) and supporting multiple platforms. Through licensing agreements with World Wrestling Federation Entertainment, Nickelodeon, Disney, Sega, Time Warner, Tetris Company, Mattel, LucasArts and others, we have diversified our portfolio of popular licensed brands to include World Wrestling Federation, Britney Spears, Rugrats, SpongeBob SquarePants, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers and Disney/Pixar’s Monsters, Inc. and other titles. We also have eight internal development studios that focus on developing our original brands. Our titles span a wide spectrum of genres. We currently develop and publish for all existing major interactive entertainment hardware platforms. We will continue to work towards building a well-diversified product portfolio by obtaining additional licenses, increasing our internal brands and publishing titles across multiple platforms.

•	Establish strong technology and internal development capabilities. We believe it is important for our business to expand our internal development capabilities. We have increased our internal development capabilities through the acquisition and formation of development studios, consisting of Outrage Games (“Outrage”), Cranky Pants Games, Genetic Anomalies, Inc. (“GA”), Heavy Iron Studios® (“Heavy Iron”), Helixe, Pacific Coast Power & Light Company (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios, (“Rainbow”) and Volition, Inc. (“Volition”). Since 2000, we have launched internally developed games, including Red Faction, MX2002 featuring Ricky Carmichael, Summoner, Rocket Power: Dream Scheme and Evil Dead: Hail to the King. We will continue to improve our internal development capabilities by selectively acquiring or establishing development studios.

•	Expand internationally. International markets represent a significant growth opportunity for us. We operate offices in the United Kingdom, Germany, France and Australia and distribute our products in 66 other countries and territories. We have a dedicated group that adapts our titles for international markets by localizing language and other cultural features. We will continue to expand internationally by establishing offices in new territories, developing and acquiring content that has international appeal, possibly acquiring foreign development studios and targeting wireless devices and online gaming applications to appropriate foreign markets.

•	Prudently invest in emerging applications such as wireless and online gaming. We are selectively pursuing opportunities within wireless gaming that we believe will allow us to benefit from the rapid growth projected for this emerging market while remaining consistent with our focus on profitability. In wireless gaming, we are working with key wireless platform and service providers to leverage our existing technologies and content rather than spending heavily on new technologies and content. Our initial wireless titles, based on World Wrestling Federation Entertainment and various Intellivision licensed content, were released in December 2001. Our first online gaming title, WWF: With Authority!, was developed by one of our internal studios and was released in February 2001. We released our second online game, Sky Sports Football Manager, a soccer management game, in the United Kingdom market in November 2001 through NI Sports using a content and distribution agreement with Sky Sports. In addition, Sony and Microsoft have both announced plans to offer online capabilities for their respective hardware platforms and we intend to take advantage of these online capabilities.

•	Increase profit margins through effective execution and disciplined management. Profitability continues to be a leading corporate focus. We continue to (i) utilize strict ordering and inventory controls to reduce inventory risk; (ii) proactively work with key customers to manage inventories, reduce the need for allowances or price protection, accelerate cash collection and reduce accounts receivable; (iii) scrutinize costs and minimize corporate overhead and (iv) build an experienced management team and a financial and operating system infrastructure based on sophisticated technology. We believe that our continued emphasis on all of these practices will help us increase profitability and stockholder value in the future.

We intend to continue pursuing potential acquisition transactions consistent with these strategies. In addition, in order to create a closer relationship with independent developers, we may from time to time make investments or acquire interests in independent developers.

Titles

We have released an aggregate of 320 titles as of December 31, 2001 which includes 6 Sony PlayStation 2 titles, 2 online titles, 15 Nintendo Game Boy Advance titles, 2 Microsoft Xbox titles, 2 wireless titles and 37 PC titles. We continually seek to acquire licenses and create original content (brands) to publish and distribute additional titles.

The following tables set forth, for each platform, the published titles (i) released by us in 2001 and anticipated to be released in 2002, and (ii) the date of release (or anticipated release) of each title. We cannot assure you that each of the titles anticipated for release in 2002 will be released when scheduled, if ever.

TITLES RELEASED IN 2001

Release
Title	Category	Platform	Date

CROC 2	Adventure	Game Boy Color	1/01
Action Man: Search for Base X	Action	Game Boy Color	1/01
Championship Motocross 2001 Featuring Ricky Carmichael	Racing	PlayStation	1/01
WWF: With Authority!	Card Game	Online	2/01
Scooby-Doo! Classic Creep Capers	Adventure	Game Boy Color	2/01
SpongeBob SquarePants: Legend of The Lost Spatula	Children’s Games	Game Boy Color	2/01
The Simpson’s: Night of the Living Treehouse of Horror	Action	Game Boy Color	3/01
Aidyn Chronicles: The First Mage	Role Playing	Nintendo 64	3/01
Summoner	Role Playing	PC CD-ROM	3/01
Rocket Power: Gettin’ Air	Children’s Games	Game Boy Color	3/01
MTV Sports: T.J. Lavin’s Ultimate BMX	Extreme Sports	PlayStation	3/01
Aliens: Thanatos Encounter	Action	Game Boy Color	3/01
Evil Dead: Hail to the King	Adventure	PC CD-ROM	3/01
Blues’ Clues: Big Band Musical	Children’s Games	PlayStation	3/01
Star Wars Episode One: Battle for Naboo	Adventure	Nintendo 64	3/01
Indiana Jones and the Infernal Machine	Action/Adventure	Game Boy Color	3/01
Rugrats: Totally Angelica	Children’s Games	PlayStation	4/01
Power Rangers Time Force	Action	Game Boy Color	5/01
Red Faction	Shooter	PlayStation 2	5/01
Matchbox: Emergency Patrol	Adventure	Game Boy Color	5/01
Disney’s Atlantis: The Lost Empire	Action	Game Boy Color	5/01
EA Soccer Stars 2001	Sports	Game Boy Color	5/01
GT Advance Championship Racing	Racing	Game Boy Advance	6/01
MX 2002 Featuring Ricky Carmichael	Racing	PlayStation 2	6/01
Prince Naseem Boxing	Boxing	Game Boy Color	7/01
WWF Betrayal	Fighting	Game Boy Color	8/01
Matchbox Emergency Patrol	Adventure	PC CD-ROM	8/01
Bob The Builder: Can We Fix It?	Children’s Games	PC CD-ROM	8/01
Bob The Builder: Fix It Fun!	Children’s Games	Game Boy Color	8/01
Bob The Builder: Can We Fix It?	Children’s Games	PlayStation	9/01
Disney’s Atlantis: The Lost Empire	Action	Game Boy Advance	9/01
Hot Wheels: Extreme Racing	Racing	PlayStation	9/01
Hot Wheels: Jetz	Flying	PC CD-ROM	9/01
Hot Wheels: Mechanix	Racing	PC CD-ROM	9/01
MX 2002 Featuring Ricky Carmichael	Racing	Game Boy Advance	9/01
Power Rangers Time Force	Action	PC CD-ROM Game Boy Advance	9/01
Red Faction	Shooter	PC CD-ROM	9/01
Rocket Power: Dream Scheme	Children’s Games	Game Boy Advance	9/01
Rocket Power: Team Rocket Rescue	Extreme Sports	PlayStation	9/01
Rugrats: Castle Capers	Children’s Games	Game Boy Advance	9/01
SpongeBob SquarePants: Operation Krabby Patty	Children’s Games	PC CD-ROM	9/01
SpongeBob SquarePants: SuperSponge	Children’s Games	PlayStation	9/01
Tetris Worlds	Puzzle	Game Boy Advance	9/01
B.A.S.S. Strike	Sports Simulation	PlayStation 2	10/01
Disney/Pixar’s Monsters, Inc.	Action/Adventure	Game Boy Color Game Boy Advance	10/01
Power Rangers Time Force	Action	PlayStation	10/01
Rocket Power: Extreme Arcade Games	Children’s Games	PC CD-ROM	10/01
Rugrats: All Growed Up	Children’s Games	PC CD-ROM	10/01
The Wild Thornberrys: Chimp Chase	Children’s Games	Game Boy Advance	10/01
Scooby-Doo! and the Cyber Chase	Adventure	PlayStation Game Boy Advance	10/01

Release
Title	Category	Platform	Date

Jimmy Neutron: Boy Genius	Children’s Games	PC CD-ROM Game Boy Advance	11/01
SpongeBob SquarePants: SuperSponge	Children’s Games	Game Boy Advance	11/01
Tetris Worlds	Puzzle	PC CD-ROM	11/01
WWF Road To Wrestlemania	Fighting	Game Boy Advance	11/01
Dark Summit	Extreme Sports	PlayStation 2 Xbox	11/01
WWF SmackDown! “Just Bring It”	Fighting	PlayStation 2	11/01
Hot Wheels: Burnin’ Rubber	Racing	Game Boy Advance	11/01
Sky Sports Football Manager	Sports	Online	11/01
Star Wars Jedi Power Battles	Action/Adventure	Game Boy Advance	11/01
MX 2002 Featuring Ricky Carmichael	Racing	Xbox	12/01
WWF: Mobile Madness	Fighting	Wireless	12/01
Astrosmash!	Action	Wireless	12/01

TITLES RELEASED AND ANTICIPATED TO BE RELEASED IN 2002 (1)

Release
Title	Category	Platform	Date

Snood*	Puzzle	Wireless	2/02
Snood 21*	Puzzle	Wireless	2/02
MotoGP*	Racing	Wireless	2/02
Dark Summit*	Extreme Sports	GameCube	2/02
WWF Raw*	Fighting	Xbox	2/02
Columns Crown*	Action/Adventure	Game Boy Advance	2/02
Sonic Advance*	Action/Adventure	Game Boy Advance	2/02
Puyo Pop*	Action/Adventure	Game Boy Advance	2/02
New Legends*	Action/Adventure	Xbox	2/02
Matchbox: Rescue Rigs*	Children’s Games	PC CD-ROM	2/02
MotoGP*	Racing	Game Boy Advance	3/02
Tetris Worlds*	Puzzle	PlayStation 2	3/02
Baseball Advance*	Sports	Game Boy Advance	3/02
Tetris	Puzzle	Wireless	Spring ‘02
Star Wars: Episode II Attack of the Clones	Action/Adventure	Game Boy Advance	Spring ‘02
Britney’s Dance Beat	Dance	PlayStation 2 Game Boy Advance PC CD-ROM	Spring ‘02
Jimmy Neutron: Boy Genius	Children’s Games	PlayStation 2 GameCube	Spring ‘02
The Ripping Friends	Action	Game Boy Advance	Spring ‘02
The Pinball of the Dead	Action/Adventure	Game Boy Advance	Spring ‘02
MotoGP	Racing	Xbox	Spring ‘02
Scooby-Doo Night of 100 Frights	Adventure	PlayStation 2	Spring ‘02
Scooby-Doo The Motion Picture	Adventure	Game Boy Advance	Spring ‘02
Hey Arnold! The Movie	Children’s Games	Game Boy Advance	Spring ‘02
WWF Wrestlemania X8	Fighting	GameCube	Spring ‘02
MX Superfly	Racing	PlayStation 2 GameCube	Spring ‘02
Tetris Worlds	Puzzle	GameCube Xbox	Summer ‘02
Smash Pack	Action/Adventure	Game Boy Advance	Summer ‘02
Toxic Grind™	Extreme Sports	Xbox GameCube	Summer ‘02
Power Rangers Wild Force	Action	Game Boy Advance	Summer ‘02
Rocket Power: Beach Bandits	Children’s Games	GameCube PlayStation 2	Summer ‘02
Summoner 2	Role Playing	PlayStation 2	Summer ‘02
Scooby-Doo Night of 100 Frights	Adventure	GameCube	Summer ‘02
Pride FC	Fighting	PlayStation 2	Summer ‘02
Jimmy Neutron (working title)	Children’s Games	PC CD-ROM Game Boy Advance	Fall ‘02
Rugrats (working title)	Children’s Games	GameCube PlayStation 2 Game Boy Advance	Fall ‘02
Rocket Power: Beach Bandits	Children’s Games	Game Boy Advance	Fall ‘02
Hot Wheels (working title)	Racing	PlayStation 2	Fall ‘02
MX Superfly	Racing	Xbox	Fall ‘02
SpongeBob SquarePants: Revenge of the Flying Dutchman	Children’s Games	GameCube PlayStation 2 Game Boy Advance	Fall ‘02
SpongeBob SquarePants (working title)	Children’s Games	PC CD-ROM	Fall ‘02
The Wild Thornberrys: The Movie	Children’s Games	PC CD-ROM Game Boy Advance	Fall ‘02

Release
Title	Category	Platform	Date

Disney/Pixar’s Monsters, Inc. (working title)	Action/Adventure	GameCube	Fall ‘02
Battle Bots	Fighting	GameCube PlayStation 2	Fall ‘02
Red Faction 2	Shooter	PlayStation 2	Fall ‘02

(1)	Excludes titles we expect to release in 2002 but which we have not yet publicly announced as well as titles we only distribute.

*	Titles released as of March 20, 2002.

Intellectual Property Licenses

Our strategy includes the creation of exciting games based on licensed properties that have attained a high level of consumer recognition or acceptance. We have relationships with a number of licensors, including World Wrestling Federation Entertainment, Disney, Nickelodeon, Saban, Sega, Tetris Company, Mattel, LucasArts and Warner Brothers.

We pay royalties to our property licensors that generally range from 3% to 25% of our net sales of the corresponding title. We typically advance payments against minimum guaranteed royalties over the license term. License fees tend to be higher for properties with proven popularity and less perceived risk of commercial failure. To the extent competition intensifies for licenses of highly desirable properties, we may encounter difficulty in obtaining or renewing these licenses. See — “Competition.” Licenses are of variable duration, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels. Other licenses are not renewable upon expiration, and it cannot be assured that we and the licensor will reach agreement to extend the term of any particular license.

Our property licenses usually grant us exclusive use of the property for the specified titles, on specified platforms, within a defined territory and during the license term. Licensors typically however, retain the right to exploit the property for all other purposes, including the right to license the property for use with other platforms and have general approval rights. Our games based on a particular property for use with one or more particular platforms may compete with games published by other companies that are based on the same property but for a different platform.

Agreement With JAKKS Pacific, Inc.

We entered into an agreement with JAKKS Pacific, Inc. (“JAKKS”), as recently amended, to govern our relationship with respect to the World Wrestling Federation license we jointly obtained from World Wrestling Federation Entertainment in June 1999. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, as well as sublicense products pursuant to the license from World Wrestling Federation Entertainment. The principal terms of this operating agreement are as follows:

•	We are responsible for funding all operations of the venture, including all payments owed to World Wrestling Federation Entertainment.

•	For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS is entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the net sales from World Wrestling Federation Entertainment-licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts.

•	For periods after June 30, 2006, the amount of the preferred payment will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement.

•	We are responsible for the day-to-day operations of the venture. We are responsible for development, sales and distribution of the World Wrestling Federation Entertainment-licensed games, and JAKKS is responsible for the approval process and other relationship matters with World Wrestling Federation Entertainment. We and JAKKS co-market the games.

For financial reporting purposes, we are deemed to control the venture; therefore, all joint venture operating results are consolidated with our results.

In November 2001, through our relationship with JAKKS, we entered into a letter of intent to expand the World Wrestling Federation license to include exclusive rights to other wrestling content produced by World Wrestling Federation Entertainment. In exchange for these rights we have agreed to increase the minimum guarantee payable to World Wrestling Federation Entertainment through December 31, 2009.

Platform Licenses

Our business is dependent on our license agreements with the manufacturers. All of these licenses are for fixed terms and are not exclusive. Each license grants us the right to develop, publish and distribute titles for use on such manufacturer’s platform(s), and requires that each such title be approved by the manufacturer prior to development of the software and embodied in products that are manufactured solely by such manufacturer or (in the case of Microsoft) its authorized vendor.

The following table sets forth information with respect to our platform licenses. In some instances, we have more than one platform license for a particular platform.

Manufacturer	Platform	Territory	Expiration Date(s)

Nintendo	Nintendo 64	North America and Latin America	May 2003
Nintendo	Nintendo 64	Europe, Australia and New Zealand	January 2004
Nintendo	Game Boy Color	North America and Latin America	March 2004
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2002
Nintendo	Game Boy Advance	Western Hemisphere	July 2004
Nintendo	Game Boy Advance (1)	Europe, Australia and New Zealand	(1)
Nintendo	GameCube (1)	(1)	(1)
Sony	PlayStation	United States, Canada and Mexico	August 2002
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2003
Sony	PlayStation 2 (1)	Europe	(1)
Microsoft	Xbox	(2)	November 2004

(1)	In negotiation; terms to be determined.

(2)	The territory is determined on a title-by-title basis.

Nintendo charges us an amount for each Nintendo Game Boy Advance and Game Boy Color cartridge. This amount varies based, in part, on the memory capacity of the cartridges. Nintendo GameCube, Sony and Microsoft contracts include a charge for every disc manufactured. The amounts charged by the manufacturers include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging.

In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from the manufacturer and incorporated in the products, may infringe the rights of third parties. Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters. If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to in turn, indemnify us. Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

Software Design And Development

After we acquire a property from a licensor or develop a concept internally, we design and develop a game with features intended to utilize the characteristics of the property and to appeal to the game’s target consumers. Our software development process generally takes one of two forms.

Internal Development. The in-house development of product is currently conducted by our studios: Outrage, Cranky Pants Games, GA, Heavy Iron, Helixe, PCP&L, Rainbow and Volition. The head of each studio reports to our Executive Vice President — Worldwide Studios. Our studios are staffed by producers, game designers, software engineers, artists, animators and game testers. In May, 2001 we started a new development studio in Grass Valley, California named Cedar Ridge Construction. We have since made this studio a second location of PCP&L and no longer refer to it as Cedar Ridge Construction. We acquired Rainbow in December 2001. In February, 2002 we formed a new studio in Seattle, Washington named Cranky Pants Games. In March 2002, we formed a new studio in Ann Arbor, Michigan named Outrage Games.

External Development. Our external development is supervised by our Vice President — Product Development. We contract with independent software developers to conceptualize and develop games under our supervision. Our agreements with software developers are usually entered into on a game-by-game basis and generally provide for the payment of the greater of a fixed amount or compensation based on actual sales. The compensation is based on a percentage of net sales ranging from 4% to 20% for some developers, while others are based on a fixed amount per unit sold and range from $.50 to $5.00 per unit. We generally pay our developers installments of the fixed fee based on specific development milestones. We generally obtain ownership of the software code and related documentation. We may make strategic investments in third party developers for the purpose of securing access to proprietary software and talented developers.

Upon completion of development, each game is extensively play-tested by us and sent to the manufacturer for its review and approval. Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under our supervision. The development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from 12 to 30 months for home console games and 7 to 12 months for handheld games. This relatively long development cycle requires that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.

Manufacturing

Other than games that we release on PCs, all of our products are manufactured for us by the manufacturers or their authorized vendors.

The manufacturing process begins with our placing a purchase order with a manufacturer and opening either a letter of credit in favor of the manufacturer or utilizing our line of credit with the manufacturer. We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture. Nintendo typically delivers products to us within 15 to 60 days of its receipt of an order and a corresponding letter of credit and Sony typically delivers products to us within 10 to 24 days. Microsoft’s authorized vendors typically deliver products to us within 10-15 days.

We are required by the platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims.

Marketing, Sales and Distribution

We are dependent on the popularity of our games based on licensed properties and positive awareness of our original game concepts to attract customers and to obtain shelf space in stores. Our domestic sales activities are directed by our Executive Vice President — North American Publishing, who maintains contact with major retail accounts and manages the activities of our internal sales staff.

North American Sales. Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3). We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

Our marketing efforts for products released in 2001 included national television, print, radio and Internet advertising and promotional campaigns. Products shipped in 2001 that received television support included WWF SmackDown! “Just Bring It”, MX 2002 Featuring Ricky Carmichael, Bob The Builder, Jimmy Neutron: Boy Genius, Rocket Power, Scooby-Doo, and SpongeBob SquarePants. Our games were supported by promotions such as trailers, demo discs, over-sized boxes, standees, posters, and pre-sell giveaways at retail, game kiosks at sporting and outdoor events, rebates and contests with national packaged goods companies and fast food restaurants and co-marketing efforts with the hardware manufacturers. Product public relations for 2001 included cover, feature, preview, review and round-up coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets. Additionally, we continue to increase our corporate public relation efforts, establishing relationships with leading technology and business reporters.

We utilize electronic data interchange with most of our major domestic customers in order to (i) efficiently receive, process and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. The electronic data interchange system is integrated with our enterprise resource planning system which allows for further efficiencies in the items mentioned above. We ship most of our products to our domestic customers from a public bonded warehouse located in Ohio.

In the past, we supplemented the efforts of our sales employees with independent sales representatives. Starting in January 2002, all sales efforts will be handled by our own sales employees.

The domestic retail price for our titles currently ranges between $20 and $30 for Game Boy Color, between $30 and $40 for Game Boy Advance, between $10 and $40 for PlayStation, between $30 and $50 for PlayStation 2, $50 for Xbox, $50 for GameCube and between $10 and $50 for PC games.

International Sales. Our international sales activities are directed by our Senior Vice President — International Publishing via our international offices in the United Kingdom, France, Germany and Australia. International offices market and distribute direct-to-retail in their home territories as well as market and distribute finished goods to 66 additional territories via a sub-distribution network. In 2001, international net sales grew 51% as compared to the same period in 2000 due to our offices in France and Australia conducting business for a full year in 2001 and an expanded product offering.

Concentration of Sales. Some of our individual titles make up a substantial portion of our gross sales. The following includes games that generated more than 10% of our gross sales over the last three years. WWF SmackDown! “Just Bring It” on the Sony PlayStation 2 was the only title to makeup more than 10% of our gross sales in 2001 at 14.6%. In 2000, sales for WWF SmackDown! on the Sony PlayStation, WWF SmackDown! 2 (Know Your Role) also on the Sony PlayStation and WWF No Mercy for the Nintendo 64 were 16.9%, 16.0% and 15.5% of gross sales, respectively. In 1999, sales for WCW/NWO Thunder for the Sony PlayStation, WWF Wrestlemania for the Nintendo 64 and Rugrats: Search for Reptar for the Sony PlayStation were 12.7%, 12.9% and 11.5%, of gross sales, respectively.

Our sales are made directly to retailers and independent distributors. We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart, Toys “R” Us, Target, Electronics Boutique, Best Buy, GameStop and Kay Bee Toys. We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

Revenue Fluctuations and Seasonality. We have experienced, and will likely continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand. Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title. Disc-based products have significantly lower per unit manufacturing costs than cartridge-based products, however, they have higher development costs than cartridge-based products.

Geographic Information

We operate in one reportable segment in which we are a developer and publisher of interactive entertainment software for the leading hardware platforms in the home video game market. Wireless and online gaming may become new reportable segments as our activity in these markets increase. The following information sets forth geographic information on our sales generated by our regional offices for the years ended December 31, 2001, 2000 and 1999 (also See Note 15 to the consolidated financial statements for additional geographic information on our sales and long-lived assets):

SALES TO UNAFFILLIATED CUSTOMERS
($ in Thousands)

	For Year Ended

	2001	2000	1999

North America	$262,676	$270,116	$228,827
United Kingdom	60,240	44,638	41,404
Germany	25,517	20,442	33,252
France	18,185	7,979	—
Australia	12,374	3,828	—

Consolidated	$378,992	$347,003	$303,483

Intellectual Property Rights

Each game we release embodies a number of separately protected intellectual property rights of the manufacturer, the property licensor and, to a lesser extent, the external developer and us. The licensor of the property owns the trademarks, trade names, copyrights and other intellectual property rights relating to the property on which the game is based. The manufacturer owns the patents and substantially all of the other intellectual property embodied in the product and the developer, whether internal or external, often owns proprietary tools and technology embedded in the game software. While we own the game software embodied in the product, we believe that such software has little independent economic value. Accordingly, we must rely on the manufacturer and the property licensor with respect to protection from infringement of the property rights by third parties.

Each of the manufacturers incorporates security devices in its platforms and products to prevent unlicensed use. In addition, Nintendo requires its licensees to display the trademarked Nintendo Seal of Approval to notify the public that the game has been approved by Nintendo for use with a Nintendo platform.

Competition

The interactive entertainment software industry is intensely competitive. We compete with hardware manufacturers for both property licenses and software sales. Each of these manufacturers is typically the largest developer and marketer for its platforms. These companies may increase their own software development efforts. As a result of their commanding positions in the industry as the manufacturers of platforms and publishers of software for their platforms, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than any of their licensees, including us.

In addition to the manufacturers, our competitors include Activision, Inc., Acclaim Entertainment, Inc., Electronic Arts Inc., Midway Games Inc., Take-Two Interactive Software, Inc. and Infogrames, Inc. Each of the manufacturers has a broader software line and greater financial, marketing and other resources than us, as do some of our other competitors. Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties.

At various times, toy companies, large software companies, movie studios and others have focused on the video game market resulting in greater competition for us. Additionally, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products.

As competition for retail shelf space becomes more intense, we may need to increase our marketing expenditures to maintain sales of our titles. As competition for popular properties increases, our cost of acquiring licenses for such properties may increase resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced profit margins would have a material adverse effect on us.

In addition, the market for our products is characterized by significant price competition, and we may face increasing pricing pressures from our current and future competitors. Further, as the industry continues to transition from the old platforms (Sony PlayStation, Nintendo 64 and Nintendo Game Boy Color) to the next generation platforms (Sony PlayStation 2, Nintendo GameCube, Nintendo Game Boy Advance and Microsoft Xbox), there may be price erosion on the old consoles. Accordingly, there can be no assurance that competitive pressures will not require us to reduce our prices. Any material reduction in the price of our products would adversely affect operating income as a percentage of net revenue and would require us to increase unit sales in order to maintain net revenue.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Employees

As of December 31, 2001, we had 595 full-time employees, of whom 35 are located in the United Kingdom; 54 are located in Germany; 9 are located in France and 8 are located in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that relations with our employees are good.

Item 2.     PROPERTIES

Our executive offices occupy approximately 45,057 square feet of office space in Calabasas Hills, California, pursuant to leases expiring in June 2002 and August 2005, respectively. We lease additional office space as follows:

Company	Location of Offices

Pacific Coast Power and Light Company	Santa Clara, California and Grass Valley, California
Heavy Iron Studios	Culver City, California
Cranky Pants Games	Seattle, Washington
Rainbow Multimedia Group, Inc.	Phoenix, Arizona
Volition, Inc.	Champaign, Illinois
Outrage Games	Ann Arbor, Michigan
Genetic Anomalies, Inc.	Lexington, Massachusetts
Helixe	Lexington, Massachusetts
T.HQ International, Ltd.	Woking, England
THQ Entertainment GmbH	Kaarst, Germany
THQ France SARL	Paris, France
THQ Asia Pacific Pty. Ltd.	Melbourne, Australia

We also own 10,820 square feet of additional office space located in Phoenix, Arizona.

Item 3.     LEGAL PROCEEDINGS

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any material legal proceedings.

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated the company’s stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase and a trial date of November 12, 2002 has been set. We and all of the individual defendants have taken the position that this lawsuit is without merit. At this early stage, however, we cannot predict the likely outcome of this litigation.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is quoted on the NASDAQ National Market under the symbol “THQI.” The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

	Closing Sales Prices

	High	Low

2001
Fourth Quarter	63.31	41.25
Third Quarter	59.75	39.06
Second Quarter	59.63	34.75
First Quarter	38.88	22.44
2000
Fourth Quarter	24.50	17.50
Third Quarter	26.75	12.06
Second Quarter	20.00	8.88
First Quarter	29.50	17.00

The last reported price of the common stock on March 15, 2002, as reported by NASDAQ National Market, was $46.96 per share.

Holders

As of March 15, 2002, there were approximately 289 holders of record of the common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future. Our principal banking agreement provides that we will not pay any cash dividends.

Securities Issued in Private Transactions

On December 21, 2001, in connection with our acquisition of Rainbow Multimedia Group, Inc. (“Rainbow”), we issued an aggregate of 858,203 shares of our common stock to certain stockholders of Rainbow pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. The number of shares is subject to change based on the terms of the merger agreement.

On February 1, 2002, in connection with obtaining the Nickelodeon master license, we issued to MTV Networks, a division of Viacom International Inc., warrants to purchase 50,000 shares of common stock at $43.69 per share having a fair value of $1.2 million at the time of issuance pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended. The warrants expire December 31, 2005.

Changes in Securities and Use of Proceeds

On November 13, 2001 we issued 2,750,000 shares of our common stock in a secondary public offering. As part of the offering, on December 12, 2001, the underwriters exercised their right to purchase an additional 314,148 shares. The net proceeds from these issuances were $154.6 million. We intend to use the net proceeds for general corporate purposes, including working capital, capital expenditures, product development, joint ventures and strategic acquisitions.

On July 20, 2001, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 35,000,000 to 75,000,000. On July 24, 2001, we amended our Certificate of Incorporation to reflect this increase in authorized shares.

As of August 22, 2001, we entered into an amended and restated Stockholders Rights Plan (the Plan) with Computershare Investor Services, LLC as Rights Agent. Pursuant to the Plan, each share of common stock has a preferred stock purchase right (Right) associated with it. Each Right entitles the holder to buy one one-thousandth (1/1000) of a share of a Series A Junior Participating Preferred Stock at a purchase price of $10 per one-one thousandth (1/1000) of a share, subject to adjustment. The Rights become exercisable (i) 10 days after a public announcement that a person or group has acquired, or has obtained a right to acquire, 15% or more of our outstanding common stock, or (ii) 10 business days following the commencement of a tender offer for 15% or more of our outstanding common stock.

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

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend, which will be distributed on or about April 9, 2002, to stockholders of record as of the close of business on March 26, 2002. The effect of the stock dividend is not reflected in the consolidated financial statements.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

The following table presents certain selected consolidated financial data for the years 1997 through 2001. The information presented as of December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere herein. Those financial statements have been audited by Deloitte & Touche LLP, independent auditors. The information presented as of December 31, 1999 and for each of the years ended December 31, 1998 and 1997 were derived from audited financial statements that are not included elsewhere herein.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

The table below reflects the May 1999 pooling of interests with PCP&L, the December 1999 pooling of interests with GA and the August 2000 pooling of interests with Volition. All prior period information has been restated accordingly.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

	Years Ended December 31

	2001	2000	1999	1998	1997

Net sales	$378,992	$347,003	$303,483	$216,716	$90,227
Costs and expenses:
Cost of sales	154,898	140,699	134,563	100,019	48,127
License amortization and royalties	33,144	34,675	28,858	19,390	6,333
Software development amortization	35,144	42,875	19,512	28,740	8,430
Product development	21,154	19,151	15,511	8,925	2,930
Selling and marketing	46,745	42,446	35,440	20,326	8,733
Payment to venture partner	8,673	17,707	6,119	—	—
General and administrative	25,090	19,530	14,970	10,107	5,605
In-process research and development	—	—	—	7,232	—

Total costs and expenses	324,848	317,083	254,973	194,739	80,158

Income from operations	54,144	29,920	48,510	21,977	10,069
Interest income — net	2,572	1,323	1,109	819	472

Income before income taxes	56,716	31,243	49,619	22,796	10,541
Income taxes	20,703	13,054	18,293	9,343	1,954

Net income	$36,013	$18,189	$31,326	$13,453	$8,587

Net income per share — basic	$1.65	$.91	$1.65	$.75	$.53

Net income per share — diluted	$1.52	$.84	$1.48	$.63	$.50

Shares used in per share calculation — basic	21,811	20,091	19,040	17,929	16,057

Shares used in per share calculation — diluted	23,749	21,568	21,197	21,229	17,179

BALANCE SHEET DATA
(In thousands)

	Years Ended December 31

	2001	2000	1999	1998	1997

Working capital	$319,605	$110,269	$91,860	$48,342	$31,614
Total assets	$487,966	$229,942	$184,057	$128,218	$56,545
Lines of credit	$—	$15,473	$16,702	$9,909	$—
Stockholders’ equity	$398,862	$132,125	$108,306	$62,065	$33,842

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the home video game market. We currently develop and publish titles for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, PCs, wireless devices and online. Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.

Our software is based on intellectual property licensed or assigned from third parties or created internally. We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our portfolio of licensed brands includes the World Wrestling Federation, Britney Spears, Rugrats, SpongeBob SquarePants, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers and Disney/Pixar’s Monsters, Inc. and others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us. Our original brands include Red Faction, MX 2002 featuring Ricky Carmichael, Summoner, New Legends and Dark Summit. Other than games that we release on PCs, all of our products are manufactured for us by the manufacturers or their authorized vendors.

We recently entered into a master interactive license agreement with Nickelodeon that grants us the exclusive right to develop and publish games based on all existing and future individual Nickelodeon animated TV and movie properties targeting children ages 6-11 on every game system through 2005. In addition, we also entered into an agreement with Nickelodeon to jointly create, develop and publish original video game content with multi-media franchise potential through Nickelodeon’s television, movie, on-line, magazine and consumer product network. The first title we are working on under this agreement is the character-based action-adventure Tak and The Power of JuJu (working title), which is scheduled for release on PlayStation 2 and GameCube in 2003.

In North America, we market and distribute our software to customers including Wal-Mart, Toys “R” Us, Target, Electronics Boutique, Best Buy, GameStop, Kay Bee Toys and other regional and national general merchandisers, discount store chains, and specialty retailers. Outside North America, we market and distribute our software to retailers in 70 countries and territories through offices in the United Kingdom, France, Germany and Australia.

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a proven developer to create a game based on original content. We also develop games internally through our development studios Outrage, Cranky Pants Games, GA, Heavy Iron Studios, Helixe, PCP&L, Rainbow and Volition. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See—Critical Accounting Policies “Licenses” and “Software Development.” After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers’ locations at their expense.

Unfilled sales orders are commonly referred to as backlog. Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

On December 21, 2001, we completed the acquisition of Rainbow. This acquisition has been accounted for using the purchase method of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141. Accordingly, Rainbow’s results of operations and cash flows for the last ten days of the year are included as part of our own. On August 31, 2000, December 13, 1999 and May 24, 1999, we completed acquisitions of Volition, GA and PCP&L, respectively. These acquisitions have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if Volition, GA and PCP&L had always been part of our company.

Concentration of Sales. Some of our individual titles make up a substantial portion of our gross sales. The following includes games that generated more than 10% of our gross sales over the last three years. WWF SmackDown! “Just Bring It” on the Sony PlayStation 2 was the only title to make up more than 10% of our gross sales in 2001 at 14.6%. In 2000, sales for WWF SmackDown! on the Sony PlayStation, WWF SmackDown! 2 (Know Your Role) also on the Sony PlayStation and WWF No Mercy for the Nintendo 64 were 16.9%, 16.0% and 15.5% of gross sales, respectively. In 1999, sales for WCW/NWO Thunder for the Sony PlayStation, WWF Wrestlemania for the Nintendo 64 and Rugrats: Search for Reptar for the Sony PlayStation were 12.7%, 12.9% and 11.5%, of gross sales, respectively.

Most of our sales are made directly to retailers. We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart (representing 14% of gross sales in 2001), Toys “R” Us (representing 12% of gross sales in 2001), Target, Electronics Boutique, Best Buy, GameStop and Kay Bee Toys. Sales to our ten largest customers collectively accounted for approximately 64% of our gross sales in 2001 and 68% of our gross sales in 2000. We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

Revenue Fluctuations and Seasonality. We have experienced, and will likely continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal with sales typically significantly higher during the fourth quarter (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand. Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

Profit margins may vary over time as a result of a variety of factors. Profit margins for cartridge products for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title. Disc-based products have significantly lower per unit manufacturing costs than cartridge-based products, however, they typically have higher development costs and royalties than cartridge-based products.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity (See Note 2 to the consolidated financial statements).

Licenses. All minimum guaranteed payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

Licenses are expensed to license amortization and royalties at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are attributable to changes in market conditions or product quality considerations. As of December 31, 2001, we had licenses of $25.1 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software Development. We utilize both independent software developers and internal development teams to develop our software. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not met are charged immediately to product development.

Capitalized software development is expensed to software development amortization at the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are attributable to changes in market conditions or product quality considerations. As of December 31, 2001, we had software development of $39.1 million. If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Revenue Recognition. We recognize revenue when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. We estimate such returns and allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our retailers and distributors do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors), when demand for specific games falls below expectations, in order to maintain our relationships with our customers. These accommodations include our not requiring that all booked orders be filled, negotiated price discounts and credits against future orders. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

At the time of product shipment, we establish allowances based on estimates of future returns and customer accommodations with respect to such products. These allowances are taken as deductions against gross sales. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. We also establish allowances for doubtful accounts based on estimates of future bad debts based on customer credit ratings, historical experience and other factors. The allowance for doubtful accounts is expensed to general and administrative expense. For the years ended December 31, 2001, 2000 and 1999, we took provisions for future returns, customer accommodations and doubtful accounts of approximately $47.4 million, $35.4 million and $35.0 million, respectively, during such periods. As of December 31, 2001 and December 31, 2000, our aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts were approximately $40.6 million and $31.5 million, respectively.

The identification by us of slow-moving or obsolete inventory requires us to establish reserves against such inventory or to write-down the value of such inventory to its estimated net realizable value.

Recently Issued Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our financial statements.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The acquisition of Rainbow has been accounted for under SFAS No. 141 and goodwill is not amortized. We will adopt SFAS No. 142 on January 1, 2002. We amortized approximately $404,000 of goodwill in 2001. We are currently evaluating the impairment provisions of SFAS No. 142 and have not determined the impact, if any, they will have on our financial statements.

In August 2001, the FASB issued a new pronouncement SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 will not have a material impact on our financial statements because it retains the fundamental provisions of SFAS No. 121 which we have already adopted.

Euro Currency Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for cash transactions. From January 1, 1999 through January 1, 2002, participating countries could have maintained their national (“legacy”) currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins were issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Our operating subsidiaries in United Kingdom, Germany and France have been affected by the Euro conversion and have established plans to address any business issues raised including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near-term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the Euro currency conversion did not have a material impact on our financial position or results of operations.

Results of Operations

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the years ended December 31, 2001 and 2000:

	Year Ended
Platform Revenue Mix	December 31

	2001	2000

Sony PlayStation 2	29.2%	2.6%
Sony PlayStation	15.9	41.0
Nintendo Game Boy Advance	22.1	—
Nintendo Game Boy Color	16.5	20.3
Nintendo 64	4.5	28.6
Microsoft Xbox	1.4	—
PC	9.7	3.2
Other	0.7	4.3

	100.0%	100.0%

The following table sets forth our net sales by platform for the years ended December 31, 2001 and 2000:

Net Sales for the Years Ended	December 31,	December 31,	Increase/
(In thousands)	2001	2000	(Decrease)	% Change

Sony PlayStation 2	$110,642	$9,064	$101,578	1,120.7%
Sony PlayStation	60,340	142,429	(82,089)	(57.6)%
Nintendo Game Boy Advance	83,830	—	83,830	N/A
Nintendo Game Boy Color	62,569	70,379	(7,810)	(11.1)%
Nintendo 64	17,097	99,176	(82,079)	(82.8)%
Microsoft Xbox	5,111	—	5,111	N/A
PC CD-ROM	36,814	11,035	25,779	233.6%
Other	2,589	14,920	(12,331)	(82.6)%

Net Sales	$378,992	$347,003	$31,989	9.2%

Sony PlayStation 2 Net Sales

We had 5 new releases of PlayStation 2 titles in 2001 whereas we only had 1 new PlayStation 2 release in 2000. Key titles for PlayStation 2 released in 2001 include Red Faction, WWF SmackDown! “Just Bring It” and MX 2002 featuring Ricky Carmichael.

Sony PlayStation Net Sales

PlayStation net sales decreased for the year ended December 31, 2001 compared to the same period of 2000 for two reasons: 1) decreased sales of WWF SmackDown! and WWF SmackDown! 2 (Know Your Role) which were both released in 2000 (we released no new WWF titles on PlayStation in 2001) and 2) the anticipated declining market for PlayStation products due to the transition to PlayStation 2.

Nintendo Game Boy Advance Net Sales

We released 15 Game Boy Advance titles during 2001 including Rocket Power: Dream Scheme, MX 2002 featuring Ricky Carmichael, Tetris Worlds, Disney/Pixar’s Monsters, Inc., Jimmy Neutron: Boy Genius and Rugrats: Castle Capers.

Nintendo Game Boy Color Net Sales

Game Boy Color net sales decreased during 2001 as compared to the same period of 2000 due to the introduction of the Game Boy Advance platform. We do not anticipate releasing new titles for the Game Boy Color platform in the future, however we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo Game Boy Advance net sales.

Nintendo 64 Net Sales

We had 2 releases of Nintendo 64 (“N64”) product in 2001 versus four N64 releases in 2000. Net sales decreased by 83% due to the weaker market for N64 product as the industry transitioned to the next generation of hardware. We do not anticipate having new releases of N64 product in the future, however we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo GameCube net sales.

Microsoft Xbox

We released our first 2 Xbox titles in the fourth quarter of 2001. The 2 titles were Dark Summit and MX 2002 featuring Ricky Carmichael.

PC CD-ROM Net Sales

The significant increase in PC CD-ROM net sales for 2001 as compared to the same period of 2000 is attributed to the worldwide release of Red Faction for the PC, numerous children’s titles including, Rocket Power: Extreme Arcade Games, Bob The Builder: Can We Fix It?, SpongeBob SquarePants: Operation Krabby Patty, Jimmy Neutron: Boy Genius and Rugrats: All Growed Up, as well as sales from Hot Wheels and Matchbox titles released under our license agreement with Mattel. We released 13 PC titles in 2001 whereas we only released 6 PC titles in 2000.

Sales by Territory

The following table sets forth, for the years ended December 31, 2001 and 2000, our net sales for the North America and international territories:

Net Sales for the Years Ended	December 31,	December 31,	Increase/
(In thousands)	2001	2000	(Decrease)	% Change

North America	$262,676	$270,116	$(7,440)	(2.8)%
International	116,316	76,887	39,429	51.3%

Net Sales	$378,992	$347,003	$31,989	9.2%

North America Net Sales

The decrease in net sales in North America for the year ended December 31, 2001 as compared to the same period of 2000 was primarily due to:

The industry’s transition to four new hardware platforms, two of which were just released in November of 2001. Many of our key genres, wrestling and children’s, are best suited to the broader demographic which occurs as the hardware platforms reach a larger installed base. Based on the higher installed base of all four hardware platforms in 2002 and our increasing product line, we anticipate our net sales in North America to increase in 2002.

Although the total amount of actual units shipped in 2001 was 24% higher than in 2000, our net sales decreased due to declining pricing on legacy products and no new releases of N64 product which sells at a higher price than other products.

To date, the recent terrorist attacks in the United States have not had a material impact on our financial position or results of operations. The future economic consequences of those attacks are still unknown at this time. We cannot determine if the attacks or any events arising as a result of those attacks will have a material impact on our business in the future.

International Net Sales

The increase in net sales in the international territories for the year ended December 31, 2001 as compared to the same period of 2000 was primarily due to:

•	Our offices in France and Australia conducting business for the full year as compared to only nine months and three months, respectively, in 2000.

•	The release of 5 PlayStation 2 titles in 2001 as compared to no titles in 2000.

•	A 105% increase in net sales of titles for the handheld gaming systems Nintendo Game Boy Color and Nintendo Game Boy Advance.

•	A 48% increase in PC CD-ROM net sales primarily due to Red Faction for PC CD-ROM.

This increase was offset by a 52% decrease in PlayStation net sales due to the transition to PlayStation 2.

We expect our international net sales to increase at a slower rate in 2002 as compared to 2001 and as compared to our expected 2002 North America growth rate. This is due to the launches of next generation hardware occurring at later dates, resulting in a smaller installed base.

Costs and Expenses, Interest Income — net, and Income Taxes

Information about our costs and expenses, interest income — net, and income taxes for the years ended December 31, 2001 and 2000 is presented below:

	Percent of Net Sales

	Years Ended
	December 31

	2001	2000

Costs and expenses:
Cost of sales	40.9%	40.6%
License amortization and royalties	8.7	10.0
Software development amortization	9.3	12.4
Product development	5.6	5.5
Selling and marketing	12.3	12.2
Payment to venture partner	2.3	5.1
General and administrative	6.6	5.6

Total costs and expenses	85.7	91.4

Income from operations	14.3	8.6
Interest income, net	0.7	0.4

Income before income taxes	15.0	9.0
Income taxes	5.5	3.8

Net income	9.5%	5.2%

Cost of Sales

Cost of sales as a percentage of net sales remained relatively constant for the year ended December 31, 2001 compared to the same period of 2000. We expect our cost of sales to decrease slightly in 2002 due to a higher percentage of sales from disc based products that carry lower manufacturing costs than cartridge-based products.

License Amortization and Royalties

License amortization and royalties decreased as a percentage of net sales for the year ended December 31, 2001 compared to the same period of 2000 primarily due to sales of Red Faction and Summoner which carries no license amortization and royalties because we own the intellectual property.

Software Development Amortization

Software development amortization decreased as a percentage of net sales for the year ended December 31, 2001 compared to the same period of 2000 primarily due to:

•	An increase in the percentage of handheld games sold during the period, which generally carry lower software development costs than console games.

•	The May 2000 non-cash charge which included a $7.1 million charge to software development amortization related to discontinued games or unrecoverable milestone payments. Before the May 2000 non-cash charge, software development amortization for the year ended December 31, 2000 was 10.3% of net sales.

We expect our software development amortization to increase in 2002 as a percentage of net sales due to a higher percentage of sales derived from next generation home console products, which carry higher software development costs than legacy products and handheld games.

Product Development

Product development expenses remained relatively constant as a percentage of net sales for the year ended December 31, 2001 compared to the same period of 2000. Product development expenses increased by $2.0 million for the year ended December 31, 2001 as compared to the same period of 2000. This increase is related to the increased headcount of our corporate product development department required to support the launch of four new hardware platforms over a twelve-month period and the increased number of titles under development.

Selling and Marketing

Selling and marketing expenses increased by $4.3 million for the year ended December 31, 2001 as compared to the same period of 2000. This increase is directly related to the increase in net sales. Selling and marketing expenses have remained relatively constant as a percentage of net sales for the years ended December 31, 2001 and 2000.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. has decreased as a percentage of total net sales and in absolute dollars for the year ended December 31, 2001 compared to the same period of 2000 in direct relation to the decrease in World Wrestling Federation Entertainment related sales as a percentage of our total net sales for the year due to fewer titles released in 2001. We expect the expense to continue to decrease as a percentage of net sales as we continue to diversify our product portfolio.

General and Administrative

General and administrative expenses increased by $5.6 million due to the expenses required to support the increased net sales and an increase in our allowance for doubtful accounts and it also increased as a percentage of net sales to 6.6% compared to 5.6% for the same period of 2000. The increase as a percentage of net sales is primarily due to an increase in our bad debt allowance related to the Chapter 11 bankruptcy filing of Kmart.

Interest Income, net

Interest income, net increased for the year ended December 31, 2001 compared to the same period of 2000 as a result of higher average cash, cash equivalents and short-term investment balances due to the proceeds from our secondary offering on November 13, 2001. As a result of the secondary offering, we expect our interest income, net to increase as a percentage of net sales in 2002.

Income Taxes

The effective tax rate for the year ended December 31, 2001 was 36.5%, and the effective tax rate for 2000 was 41.8%. The decrease in the effective tax rate from 2000 to 2001 is due primarily to the relocation of our warehouse to a state that has a lower overall tax rate. In addition, the effective tax rate for 2000 was negatively impacted by the acquisition of Volition which increased the rate by 2.5%. We expect our effective tax rate for 2002 to be approximately 37.5%.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

Net income for the year ended December 31, 2000 was $18.2 million ($0.84 per diluted share), as compared to net income of $31.3 million ($1.48 per diluted share) for the same period in 1999. The 2000 results were negatively impacted by a non-cash charge, as discussed below, totaling $9.8 million before taxes and $5.9 million after taxes ($0.27 per diluted share).

Non-Cash Charge

In May 2000, as part of our regular impaired asset review and also as a result of changing technology in the video game market, we incurred a write-off of $9.8 million or $5.9 million after tax. The write-off consisted of costs associated with software development and related costs for products that had been discontinued or whose values were deemed unrecoverable through future undiscounted cash flows. The following costs were recorded in the consolidated statement of operations in the second quarter of fiscal year 2000 and classified as follows:

(In thousands)
Cost of sales	$572
License amortization and royalties	1,460
Software development amortization	7,071
Product development	102
Selling and marketing	56
General and administrative	528

$9,789

The component amount in cost of sales is a write down of inventory to the lower of cost or market. The charge in license amortization and royalties relates directly to unrecoverable minimum guarantees. The charge in software development amortization relates directly to discontinued games or unrecoverable milestone payments. The charge in product development and selling and marketing consists of ancillary product and advertising costs while general and administrative contains an increase for provision for doubtful accounts.

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the years ended December 31, 2000 and 1999:

	Year Ended
	December 31

Platform Revenue Mix	2000	1999

Sony PlayStation 2	2.6%	—%
Sony PlayStation	41.0	37.1
Nintendo Game Boy Color	20.3	16.5
Nintendo 64	28.6	35.2
PC	3.2	8.4
Other	4.3	2.8

	100.0%	100.0%

The following table sets forth our net sales by platform for the years ended December 31, 2000 and 1999:

Net Sales for the Years Ended	December 31,	December 31,	Increase/
(In thousands)	2001	2000	(Decrease)	% Change

Sony PlayStation 2	$9,064	$—	$9,064	N/A
Sony PlayStation	142,429	112,691	29,738	26.4%
Nintendo Game Boy Color	70,379	50,070	20,309	40.6%
Nintendo 64	99,176	106,888	(7,712)	(7.2)%
PC CD-ROM	11,035	25,283	(14,248)	(56.4)%
Other	14,920	8,551	6,369	74.5%

Net Sales	$347,003	$303,483	$43,520	14.3%

Sony PlayStation 2 Net Sales

We released our first PlayStation 2 title in the fourth quarter of 2000, Summoner.

Sony PlayStation Net Sales

PlayStation net sales increased for year ended December 31, 2000 compared to the same period of 1999 primarily due to the release of WWF SmackDown! and WWF SmackDown! 2 (Know Your Role) in 2000.

Nintendo Game Boy Color Net Sales

Sales for Game Boy Color increased as a result of the release of 19 titles in 2000 versus only 11 in 1999. Some titles included Rugrats In Paris, Chicken Run, Who Wants To Be A Millionaire and Power Rangers: Lightspeed Rescue.

Nintendo 64 Net Sales

N64 sales decreased for the year ended December 31, 2000 as compared to the same period of 1999 due in part to the weaker market for N64 product as the industry transitioned to the next generation of hardware. We only had 4 N64 releases in 2000 whereas we had 10 N64 releases in 1999.

PC CD-ROM Net Sales

PC CD-ROM net sales decreased for the year ended December 31, 2000 as compared to the same period of 1999 due to the release of only 6 PC CD-ROM titles in 2000 as compared to 11 PC CD-ROM titles released in 1999.

Sales by Territory

The following table sets forth, for the years ended December 31, 2000 and 1999, our sales for the North America and international territories:

Net Sales for the Years Ended	December 31,	December 31,	Increase/
(In thousands)	2000	1999	(Decrease)	% Change

North America	$270,116	$228,827	$41,289	18%
International	76,887	74,656	2,231	3%

Net Sales	$347,003	$303,483	$43,520	14%

North America Net Sales

The increase in net sales in North America for the year ended December 31, 2000 compared to the same period of 1999 was due to the increased number of titles released in 2000 compared to 1999. Increased net sales of WWF titles in 2000 compared to 1999 also contributed to the increase in North America net sales.

International Net Sales

The increase in net sales in the international territories for the year ended December 31, 2000 as compared to the same period of 1999 was primarily due to the addition of our French and Australian subsidiaries in March, 2000 and September, 2000, respectively. This increase in net sales was offset by decreases in our German net sales, decreases in unit volumes for titles on the N64 and PlayStation platforms and the strengthening of the US dollar compared to key foreign currencies. There was also a decline in 2000 of LucasArts Star Wars Episode One games from 1999 when sales peaked due to the release of the movie by the same name.

Costs and Expenses, Interest Income — net, and Income Taxes

Information about our costs and expenses, interest income — net, and income taxes for the years ended December 31, 2000 and 1999 is presented below:

	Percent of Net Sales

	Years Ended
	December 31

	2000	1999

Costs and expenses:
Cost of sales	40.6%	44.4%
License amortization and royalties	10.0	9.5
Software development amortization	12.4	6.4
Product development	5.5	5.1
Selling and marketing	12.2	11.7
Payment to venture partner	5.1	2.0
General and administrative	5.6	4.9

Total costs and expenses	91.4	84.0

Income from operations	8.6	16.0
Interest income, net	0.4	0.3

Income before income taxes	9.0	16.3
Income taxes	3.8	6.0

Net income	5.2%	10.3%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the year ended December 31, 2000 compared to the same period of 1999 primarily due to an increase in sales of a higher proportion of PlayStation, PlayStation 2 and Game Boy Color titles, all of which have higher gross margins than Nintendo 64 games.

License Amortization and Royalties

License amortization and royalties increased for the year ended December 31, 2000 compared to the same period of 1999 primarily due to the May 2000 non-cash charge. Before the May 2000 non-cash charge, license amortization and royalties for the year ended December 31, 2000 was 9.6%.

Software Development Amortization

Software development amortization increased for the year ended December 31, 2000 compared to the same period of 1999 primarily due to:

•	The May 2000 non-cash charge which included a $7.1 million charge to software development amortization related to discontinued games or unrecoverable milestone payments. Before the May 2000 non-cash charge, software development amortization for the year ended December 31, 2000 was 10.3% of new sales.

•	A change in our product mix away from Nintendo 64 titles to other platforms that generally carry higher software development costs.

Product Development

Product development expenses increased slightly as a percentage of net sales and by $3.6 million in absolute dollars for the year ended December 31, 2000 compared to December 31, 1999. This increase is related to the increased headcount of our corporate product development department required to support the launch of four new hardware platforms over a twelve-month period and the increased number of titles under development.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2000 remained relatively constant as a percentage of net sales compared to the same period of 1999 and increased by $7.0 million in absolute dollars compared to 1999. This increase is a result of several significant advertising and promotional campaigns to promote our WWF, Rugrats, Power Rangers, Evil Dead, Summoner and MTV Sports brands, as well as increased warehouse expenses.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. increased as a percentage of total net sales and in absolute dollars for the year ended December 31, 2000 compared to the same period of 1999 in direct relation to the increase in World Wrestling Federation Entertainment related sales as a percentage of our total net sales for this period. Because the license with the WWF was not effective until November 1999, there were no WWF product sales in the first ten months of 1999.

General and Administrative

General and administrative expenses increased as a percentage of net sales by .7% compared to the same period of 1999 and increased in dollar terms by $4.6 million over 1999. This increase is attributed to higher volumes, increased licensing efforts, and additional backoffice activities to support four new platform launches in 2000 and 2001.

Interest Income, net

Interest income, net increased by $214,000 compared to 1999 as a result of increased cash flows from operations and higher average cash and cash equivalent balances during the period.

Income Taxes

The effective tax rate for the year ended December 31, 2000 was 41.8%; the effective tax rate for 1999 was 36.9%. The 1999 effective tax rate was positively impacted by the reversal of a $2.5 million valuation allowance related to prior years net operating losses. The effective tax rate for 2000 was negatively impacted by the acquisition of Volition which increased the rate by 2.5%.

Liquidity and Capital Resources

Our principal uses of cash are product purchases, payments to licensors, payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

Our cash, cash equivalents and short-term investments increased to $206.2 million during the year ended December 31, 2001 primarily due to the proceeds from our November 13, 2001 secondary offering. Cash, cash equivalents and short-term investments were $253.3 million as of March 15, 2002. Cash provided by operating activities for the year ended December 31, 2001 was $33.2 million.

We entered into approximately 15 new license agreements in 2001 with minimum guarantees of approximately $22.6 million. As of December 31, 2001, we had obligations with respect to future guaranteed minimum license payments of $17.6 million.

We used approximately $53.1 million to fund external and internal software development of approximately 120 games during 2001 and used approximately $28.8 million to fund external and internal development of approximately 75 games in 2000.

We used $44.1 million in investing activities during the year ended December 31, 2001, which is primarily made up of $35.1 million in purchases of short-term investments. We also acquired a 44% interest in NI Sports for $3.3 million in cash. See “Notes to Consolidated Financial Statements — Other Long-Term Assets.”

The amount of our accounts receivable is subject to significant seasonal variations as a consequence of the seasonality of our sales and is typically highest at the end of the year.

In November 2001 and December 2001 we completed a secondary public offering of approximately 3,064,000 shares of our $.01 par value common stock at a public offering price of $53.50. The net proceeds from this offering were $154.6 million. In addition, we also generated $16.7 million from the exercise of options and warrants to purchase our common stock. The repayment of borrowings from our line of credit required expenditures of $15.5 million.

Accordingly, we believe that our cash, cash equivalents and short-term investments, funds provided by operations and borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and payments for licenses and software development.

Guarantees and Commitments. In addition to the future guaranteed minimum license payments mentioned above, we also have various operating lease commitments of $10.4 million expiring at various times through 2012. We also have advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 10% of net sales related to the license. We estimate that our minimum commitment for advertising in 2002 to be approximately $15-$20 million. As of December 31, 2001, we had approximately $6.8 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

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

We must not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank’s prime rate (4.8% at December 31, 2001) or b) the London Interbank Offered Rate (1.87% at December 31, 2001) plus 1.85%.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio. A substantial portion of our short-term investments is in a mutual fund made up of non-mortgage United States Government Securities, corporate notes and commercial paper and fixed and floating rate asset-backed securities. The value of this investment may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the fund. Our interest rate risk related to debt is also immaterial due to the short maturity of the debt. We have no fixed rate debt.

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Great British Pound (“GBP”) and the Euro which may result in a loss of earnings to us. The volatility of the GBP and the Euro (and all other applicable currencies) are monitored frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Item 8.     Financial Statements and Supplementary Data

The Financial Statements together with the report of Deloitte & Touche LLP dated February 13, 2002 and March 8, 2002 as to Note 9, required by this Item are included in Item 14 of this Annual Report and are incorporated herein by reference.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required under this Item relating to members of our Board of Directors and Executive Officers will be included in our 2002 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings “Election of Directors,” “Executive Officers,” “Key Employees,” “Compliance with Section 16 of the Securities Exchange Act of 1934” and “Director and Officer Holdings,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11.     Executive Compensation

The information required under this Item relating to executive compensation will be included in our 2002 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading “Executive Compensation,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required under this Item relating to security ownership of certain beneficial owners and management will be included in our 2002 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading “Principal Shareholders,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

There were no reportable relationships or transactions with management during the year ended December 31, 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules.

See Index to Financial Statements.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated November 21, 2001, reporting under Item 5.

(c)	Exhibits.

Exhibit Number	Title

2	Agreement of Merger dated as of December 21, 2001, among THQ Inc., Rainbow Acquisition Company, Rainbow Multimedia Group, Inc., the Stockholders’ Representative and the Effective Time Stockholders party thereto (incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed January 7, 2001).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000 (the “June 2000 8-K”)).
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959)).
3.6	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
3.7	Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-15959), filed on August 28, 2001).
10.1†	Amended and Restated Employment Agreement dated as of January 1, 2001, between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.2†	Amended and Restated Employment Agreement dated as of January 1, 2001, between the Company and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit Number	Title

10.3†	Employment Agreement between Fred A. Gysi and the Company dated October 1, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “1998 10-K”)).
10.4†	Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the 1998 10-K).
10.5†	Amended and Restated 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-2 filed on December 23, 1996 (File No. 333-18641)).
10.6†	Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.7†	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Appendix A to Registrant's 2001 Notice of Meeting and Proxy Statement).
10.8†*	Form of Stock Option Agreement for the Amended and Restated 1997 Stock Option Plan.
10.9†	Stock Option Agreement dated as of October 21, 1998, between the Company and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
10.10†	Form of Stock Option Agreement dated as of December 23, 1998, between the Company and Messrs. Lawrence Burstein, Bruce Jagid and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
10.11	Revolving Credit Agreement, dated as of August 31, 2000 by and between the Company, the Lenders named therein, and Union Bank of California, N.A. (“Union Bank”), as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.12	First Amendment to Revolving Credit Agreement, dated as of October 23, 2000 between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).
10.13	Second Amendment to Revolving Credit Agreement, dated as of February 20, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001).
10.14	Third Amendment to Revolving Credit Agreement, dated as of June 25, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.15	Fourth Amendment to Revolving Credit Agreement, dated as of July 31, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

Exhibit Number	Title

10.16	Fifth Amendment to Revolving Credit Agreement, dated as of August 28, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)
10.17	Sixth Amendment to Revolving Credit Agreement, dated as of August 28, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001)
10.18*	Seventh Amendment to Revolving Credit Agreement, dated as of January 8, 2002, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.
21*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of Form 10-K.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 22, 2002	THQ INC.

	By:	/s/ Brian J. Farrell Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian J. Farrell Brian J. Farrell	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2002

/s/ Lawrence Burstein Lawrence Burstein	Director	March 22, 2002

/s/ James L. Whims James L. Whims	Director	March 22, 2002

/s/ Jeffrey C. Lapin Jeffrey C. Lapin	Director, Vice Chairman and Chief Operating Officer	March 22, 2002

/s/ L. Gregory Ballard L. Gregory Ballard	Director	March 22, 2002

/s/ Fred A. Gysi Fred A. Gysi	Senior Vice President, Finance & Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 22, 2002

THQ INC.
INDEX TO FINANCIAL STATEMENTS

All financial statement schedules have been omitted since either (i) the schedule or condition requiring a schedule is not applicable or not material or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of THQ Inc.,
Calabasas Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 13, 2002 and March 8, 2002 as to Note 9

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$171,059	$27,998
Short-term investments	35,106	—
Accounts receivable — net	126,011	135,048
Inventory	9,917	10,707
Licenses	16,758	8,756
Software development	34,664	11,818
Deferred income taxes	—	9,202
Income taxes receivable	290	—
Prepaid expenses and other current assets	7,498	4,557

Total current assets	401,303	208,086
Property and equipment — net	13,891	10,607
Licenses — net of current portion	8,345	2,382
Software development — net of current portion	4,466	949
Deferred income taxes	—	581
Goodwill — net	48,202	1,717
Other long-term assets — net	11,759	5,620

TOTAL ASSETS	$487,966	$229,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$—	$15,473
Accounts payable	27,186	22,956
Accrued expenses	22,944	23,448
Accrued royalties	30,001	29,869
Income taxes payable	—	6,071
Deferred income taxes	1,567	—

Total current liabilities	81,698	97,817
Accrued royalties — net of current portion	6,686	—
Deferred income taxes	720	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 75,000,000 shares authorized; 25,986,498 and 20,460,538 shares issued and outstanding as of December 31, 2001 and 2000, respectively	260	205
Additional paid-in capital	316,888	85,747
Accumulated other comprehensive loss	(2,187)	(1,715)
Retained earnings	83,901	47,888

Total stockholders’ equity	398,862	132,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$487,966	$229,942

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31

	2001	2000	1999

Net sales	$378,992	$347,003	$303,483
Costs and expenses:
Cost of sales	154,898	140,699	134,563
License amortization and royalties	33,144	34,675	28,858
Software development amortization	35,144	42,875	19,512
Product development	21,154	19,151	15,511
Selling and marketing	46,745	42,446	35,440
Payment to venture partner	8,673	17,707	6,119
General and administrative	25,090	19,530	14,970

Total costs and expenses	324,848	317,083	254,973

Income from operations	54,144	29,920	48,510
Interest income, net	2,572	1,323	1,109

Income before income taxes	56,716	31,243	49,619
Income taxes	20,703	13,054	18,293

Net income	$36,013	$18,189	$31,326

Net income per share — basic	$1.65	$.91	$1.65

Net income per share — diluted	$1.52	$.84	$1.48

Shares used in per share calculation — basic	21,811	20,091	19,040

Shares used in per share calculation — diluted	23,749	21,568	21,197

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Years Ended December 31, 1999, 2000 and 2001

				Accumulated	Retained
			Additional	Other	Earnings
	Common	Common	Paid-in	Comprehensive	(Accumulated
	Shares	Stock	Capital	Income (Loss)	Deficit)	Total

Balance at January 1, 1999	18,768,591	$129	$63,503	$60	$(1,627)	$62,065
Exercise of warrants and options	1,128,643	8	4,955	—	—	4,963
Issuance of warrants	—	—	3,627	—	—	3,627
Stock compensation	—	—	464	—	—	464
Tax benefit related to the exercise of employee stock options	—	—	6,763	—	—	6,763
Three-for-two stock dividend	—	62	(62)	—	—	—
Comprehensive income:
Net income	—	—	—	—	31,326	31,326
Other comprehensive income Foreign currency translation adjustment	—	—	—	(902)	—	(902)

Comprehensive income	—	—	—	—	—	30,424

Balance at December 31, 1999	19,897,234	199	79,250	(842)	29,699	108,306
Exercise of warrants and options	563,304	6	4,299	—	—	4,305
Stock compensation	—	—	406	—	—	406
Tax benefit related to the exercise of employee stock options	—	—	1,792	—	—	1,792
Comprehensive income:
Net income	—	—	—	—	18,189	18,189
Other comprehensive income Foreign currency translation adjustment	—	—	—	(873)	—	(873)

Comprehensive income	—	—	—	—	—	17,316

Balance at December 31, 2000	20,460,538	$205	$85,747	$(1,715)	$47,888	$132,125

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont’d)
(In thousands, except per share data)

	Years Ended December 31, 1999, 2000 and 2001

				Accumulated	Retained
			Additional	Other	Earnings
	Common	Common	Paid-in	Comprehensive	(Accumulated
	Shares	Stock	Capital	Income (Loss)	Deficit)	Total

Balance at December 31, 2000	20,460,538	$205	$85,747	$(1,715)	$47,888	$132,125
Exercise of warrants and options	1,603,609	16	16,705	—	—	16,721
Issuance of common stock from secondary offering	3,064,148	31	154,574	—	—	154,605
Issuance of common stock for Rainbow acquisition	858,203	8	48,640	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:
Net income	—	—	—	—	36,013	36,013
Other comprehensive income Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain on investments	—	—		231		231

Comprehensive income	—	—	—	—	—	35,541

Balance at December 31, 2001	25,986,498	$260	$316,888	$(2,187)	$83,901	$398,862

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31

	2001	2000	1999

Cash flows from operating activities:
Net income	$36,013	$18,189	$31,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,416	3,225	1,678
Amortization of licenses and software development	35,335	50,193	19,996
Provision for doubtful accounts, discounts and returns	47,374	35,387	35,009
Litigation settlement	—	—	564
Loss on disposal of property and equipment	117	114	63
Stock compensation	299	406	464
Tax benefit from disqualified dispositions	10,923	1,792	6,763
Deferred income taxes	11,338	(112)	692
Changes in operating assets and liabilities:
Accounts receivable	(37,665)	(74,770)	(72,743)
Inventory	743	(5,442)	11,200
Licenses	(22,596)	(6,680)	(28,842)
Software development	(53,095)	(28,763)	(15,422)
Prepaid expenses and other current assets	(2,901)	(2,374)	(670)
Accounts payable and accrued expenses	1,320	19,291	(3,086)
Accrued royalties	6,952	(1,427)	15,134
Income taxes (receivable) payable	(6,336)	7,107	(9,203)

Net cash provided by (used in) operating activities	33,237	16,136	(7,077)

Cash flows used in investing activities:
Purchase of short-term investments	(35,124)	—	—
Proceeds from sale of property and equipment	65	64	39
Acquisition adjustment	—	—	2,540
Acquisition of property and equipment	(5,750)	(7,877)	(4,447)
Investment in Yuke’s Co., Ltd.	—	(5,020)	—
Investment in Network Interactive Sports Ltd.	(3,325)	—	—
Increase (decrease) in other long-term assets	50	(114)	(261)

Net cash used in investing activities	(44,084)	(12,947)	(2,129)

Cash flows provided by financing activities:
Net (decrease) increase in short-term borrowings	(15,473)	(1,229)	7,118
Net proceeds from issuance of common stock	154,605	—	—
Principal payments on long-term debt	(1,806)	—	—
Proceeds from exercise of warrants and options	16,721	4,305	4,963

Net cash provided by financing activities	154,047	3,076	12,081

Effect of exchange rate changes on cash	(139)	279	(535)

Net increase in cash and cash equivalents	143,061	6,544	2,340

Cash and cash equivalents — beginning of period	27,998	21,454	19,114

Cash and cash equivalents — end of period	$171,059	$27,998	$21,454

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$8,204	$4,350	$19,569

Interest	$74	$354	$247

On December 21, 2001 we issued 858,203 shares of common stock and assumed 106,259 stock options as part of the purchase price of Rainbow Multimedia Group, Inc. The issuance increased common stock and additional paid-in-capital by $8,000 and $48.6 million respectively, and was allocated among the assets acquired. (See Note 3)

Estimated fair values (in thousands)
Tangible assets acquired	$4,123
Intangible assets acquired	3,531
Liabilities assumed	(5,411)
Goodwill	46,690

Purchase price	$48,933

On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 201,660 shares of common stock in a non-cash transaction. On July 23, 2001, Stanley Shenker Associates, Inc. (a related party to the World Wrestling Federation Entertainment) exchanged all of its warrants for 25,282 shares of common stock in a non-cash transaction.

On August 2, 1999, we issued to the World Wrestling Federation Entertainment and a related party to the World Wrestling Federation Entertainment, warrants, expiring December 31, 2009, to purchase 281,250 shares of common stock at $10.42 per share which had a fair value at the time of issuance of $3.1 million. (See Note 9 and 12).

In 1999, we consolidated the venture with JAKKS Pacific Inc. resulting in the consolidation of our $2.0 million investment.

In 1999, we renegotiated the purchase of THQ Entertainment and received a payment of $2.5 million from the sellers.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business. THQ Inc., a Delaware corporation, is a developer and publisher of interactive entertainment software for the leading hardware platforms in the home video game market. We currently develop and publish titles for Sony’s PlayStation 2, Microsoft’s Xbox, Nintendo GameCube, Nintendo Game Boy Advance, personal computers (“PCs”), wireless devices and online in most interactive software genres including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys “R” Us, Target, Electronics Boutique, Best Buy, Game Stop, Kay Bee Toys, and other national and regional retailers, discount store chains and specialty retailers.

Unless the context otherwise requires, references in this document to “THQ” or the “Company” include THQ Inc. and all of its wholly owned subsidiaries.

License Agreements. We have a license agreement with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Sony PlayStation 2 in the United States and Canada which expires in March 2003. We are currently in negotiation for the Sony PlayStation 2 license agreement for Europe. We also have two license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the for use with the 32-bit Sony PlayStation in North America and Latin America and Europe, Australia and New Zealand which expire in August 2002 and December 2005, respectively.

We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Advance handheld game console in the Western Hemisphere which expires in July 2004. We are currently in negotiation for the Nintendo Game Boy Advance license agreement for Europe, Australia and New Zealand. We are also currently in negotiation for the Nintendo GameCube license agreement. We also have two license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in North America and Latin America and Europe, Australia and New Zealand which expire in March 2004 and October 2002, respectively. We have two license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 64-bit Nintendo 64 in North America and Latin America and Europe, Australia and New Zealand which expire in May 2003 and January 2004, respectively.

We have a license agreement with Microsoft pursuant to which we have the non-exclusive right to utilize the Microsoft name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Microsoft Xbox which expires in November 2004.

Our business is dependent on these license agreements with Sony, Nintendo and Microsoft. Substantially all of our products are manufactured by Sony, Nintendo and Microsoft authorized vendors who charge us an amount for each disc-based product or cartridge manufactured. This charge includes a manufacturing, printing and packaging fee as well as a royalty for the use of their respective names, proprietary information and technology.

In addition, we must indemnify Sony, Nintendo and Microsoft, as appropriate, with respect to all loss, liability and expense resulting from any claim against Sony, Nintendo and Microsoft involving the development, marketing, sale or use of our titles, including any claims for copyright or trademark infringement brought against Sony, Nintendo and Microsoft. As such, we bear the risk that the properties and information and technology licensed from Sony, Nintendo and Microsoft and incorporated in the software may infringe the rights of third parties. Generally, we are entitled to indemnification from our software developers and property licensors to cover our indemnification obligations to Sony, Nintendo and Microsoft but no assurance can be given that, if any claim is brought against us, the developers and/or licensors will have sufficient resources to indemnify us.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of THQ Inc. and our wholly owned subsidiaries. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation. Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). Foreign currency gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are not material and are included in general and administrative expenses.

Cash Equivalents. We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments. Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. We invest in highly liquid debt instruments with strong credit ratings. The carrying amount of the investments approximates fair value due to their short maturity. We have short-term investments totaling $30.1 million that are classified as available-for-sale and the related unrealized holding gains and (losses) are recorded as a separate component of accumulated other comprehensive income. At December 31, 2001 the unrealized holding loss was immaterial. We also have $5.0 million in short-term investments that are classified as held-to-maturity and are stated at cost. The investment in Yuke’s Co., Ltd. is also classified as available-for-sale and is included in other long-term assets in the accompanying balance sheet (See Note 10). The unrealized holding gain on the investment in Yuke’s Co., Ltd. was $249,000 at December 31, 2001.

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

Sales (before returns and allowances) to a major customer represented 14%, 17% and 15% of gross sales in the years ended December 31, 2001, 2000 and 1999, respectively. This customer accounted for approximately 18% and 24% of accounts receivable at December 31, 2001 and 2000, respectively. Sales (before returns and allowances) to another major customer represented 12%, 16% and 11% of gross sales in the years ended December 31, 2001, 2000 and 1999, respectively. This customer accounted for approximately 16% and 20% of accounts receivable at December 31, 2001 and 2000, respectively.

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

Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Property and equipment consist of the following at:

(In thousands)	December 31

	Lives	2001	2000

Building	30 yrs	$689	$—
Land	—	401	—
Computer equipment and software	3-10 yrs	16,860	12,534
Furniture, fixtures and equipment	5 yrs	2,579	2,293
Leasehold improvements	3-6 yrs	1,137	914
Automobiles	2-5 yrs	111	—
Less accumulated depreciation and amortization		(7,886)	(5,134)

		$13,891	$10,607

Licenses. All minimum guaranteed payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract. Payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

Licenses are expensed to license amortization and royalties at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are attributable to changes in market conditions or product quality considerations.

Software Development. We utilize both independent software developers and internal development teams to develop our software. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not met are charged immediately to product development.

Capitalized software development is expensed to software development amortization at the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are attributable to changes in market conditions or product quality considerations.

Goodwill and Long-lived Assets. Goodwill represents the excess purchase price over net assets acquired and is being amortized, through December 31, 2001, on a straight-line basis over 10 years, except for the goodwill associated with the acquisition of Rainbow which has not been amortized under the provisions of SFAS No. 141. We evaluate long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2000, respectively, are as follows:

(In thousands)	For the Year Ended December 31

	2001	2000

Balance at beginning of period	$1,717	$2,066
Goodwill acquired during the period	48,758	—
Amortization during the period	(404)	(215)
Effect of foreign currency exchange rates	5	(134)

	50,076	1,717
Less: Goodwill associated with equity-method investment (See Note 10)	(1,874)	—

Balance at end of period	$48,202	$1,717

Revenue Recognition. We recognize revenue when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow returns, price concessions, or allowances on a negotiated basis. We estimate such returns and allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales (See Note 5). Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

Advertising. Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns which are deferred and charged to expense as the airtime or advertising space is used for the first time. Advertising costs were $14.8 million, $27.1 million and $10.1 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Stock-Based Compensation. We account for our employee stock plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for equity instruments issued to other than employees for acquiring goods and services, typically rights to intellectual property, using the fair value at the date of grant.

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

Basic and Diluted Earnings Per Share. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

(In thousands, except per share data)	Years Ended December 31

	2001	2000	1999

Net income used to compute basic and diluted earnings per share	$36,013	$18,189	$31,326

Weighted average number of shares outstanding — basic	21,811	20,091	19,040
Dilutive effect of stock options and warrants	1,938	1,477	2,157

Number of shares used to compute earnings per share — diluted	23,749	21,568	21,197

Stock options to purchase 483,000, 1,412,000 and 746,000 shares of common stock in 2001, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common shares.

Recently Issued Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have an impact on our financial statements.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The acquisition of Rainbow has been accounted for under SFAS No. 141 and goodwill is not amortized. We will adopt SFAS No. 142 on January 1, 2002. We amortized approximately $404,000 of goodwill in 2001. We are currently evaluating the impairment provisions of SFAS No. 142 and have not determined the impact, if any, they will have on our financial statements.

In August 2001, the FASB issued a new pronouncement SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 will not have a material impact on our financial statements because it retains the fundamental provisions of SFAS No. 121 which we have already adopted.

Pervasiveness of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to licenses, software development, accrued returns and allowances and the allowance for doubtful accounts.

Reclassifications. Certain reclassifications have been made to the prior years consolidated financial statements to conform with current year consolidated financial statements.

3. Business Combinations

Rainbow Multimedia Group, Inc. On December 21, 2001, we completed the acquisition of Rainbow Multimedia Group, Inc., an Arizona corporation (“Rainbow”). The results of Rainbow’s operations have been included in the consolidated financial statements since that date. Rainbow designs entertainment content for video game consoles and personal computers, and creates long and short form computer generated animation for traditional and interactive media. Rainbow's team of artist and engineers helps strengthen our internal development and our ability to create original content.

In the acquisition, each share of Rainbow was converted into 0.03598 of a share of our common stock, or approximately 858,000 shares. The amount of shares is subject to change pending the final determination of Rainbow’s net book value at December 21, 2001. In addition, outstanding Rainbow employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 106,000 shares of our common stock.

The acquisition has been accounted for using the purchase method under SFAS No. 141. The purchase price was determined based on the average market price of our common stock over the 4-day period before the closing date of December 21, 2001. The purchase price also includes the fair value of stock options assumed, an estimate of the transaction costs, and an adjustment for Rainbow’s estimated net book value at December 21, 2001. The allocation of the purchase price is based on studies and valuations that are currently being finalized. We do not believe that the final purchase price allocation will produce materially different results than those reflected below. The preliminary allocation of the purchase price is as follows:

Estimated fair values (in thousands)
Tangible assets acquired	$4,123
Intangible assets acquired	3,531
Liabilities assumed	(5,411)
Goodwill	46,690

Purchase price	$48,933

The following unaudited pro forma financial information for the years ended December 31, 2001 and 2000, assumes the Rainbow acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Rainbow been affected on the dates indicated.

(In thousands, except per share data)	Years Ended December 31

	2001	2000

Net sales	$390,601	$353,723
Net income	36,575	15,007
Net income per share — basic	1.62	.72
Net income per share — diluted	1.48	.67

Other Acquisitions. On August 31, 2000, we completed the acquisition of Volition, Inc., a Delaware corporation (“Volition”). In the acquisition, each share of Volition was converted into 0.10989011 of a share of our common stock, or approximately 890,000 shares. In addition, outstanding Volition employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 110,000 shares of our common stock.

On December 13, 1999, we completed the acquisition of Genetic Anomalies, Inc., a Delaware corporation (“GA”). In the acquisition, each share of GA was converted into 0.0536 of a share of our common stock, or approximately 220,000 shares. In addition, outstanding GA employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 45,000 shares of our common stock.

On May 24, 1999, we completed the acquisition of Pacific Coast Power & Light Company, a California corporation (“PCP&L”). In the acquisition, each share of PCP&L was converted into 0.09008 of a share of our common stock, or approximately 727,000 shares. In addition, outstanding PCP&L employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 196,000 shares of our common stock.

These acquisitions have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if PCP&L, GA and Volition had always been part of our company.

All transactions between us, Volition, GA and PCP&L have been eliminated in the consolidated financial statements.

4. Credit Facility

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

We must not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either a) the bank’s prime rate (4.8% at December 31, 2001) or b) the London Interbank Offered Rate (1.87% at December 31, 2001) plus 1.85%. As of December 31, 2001, we had approximately $6.8 million in obligations with respect to outstanding letters of credit and no outstanding borrowings. Under the previous credit facility at December 31, 2000, we had approximately $5.3 million in obligations with respect to outstanding letters of credit and $15.5 million in outstanding borrowings.

5. Accounts Receivable and Accrued Returns and Allowances

Accounts receivable is due primarily from domestic and foreign retailers and distributors, including mass merchants and specialty stores. Accounts receivable at December 31, 2001 and 2000 consists of the following:

(In thousands)	December 31

	2001	2000

Accounts receivable — domestic	$116,333	$137,865
Other receivables — domestic	2,419	531
Allowance for domestic returns and doubtful accounts	(24,000)	(21,676)
Accounts receivable — foreign	47,875	28,186
Allowance for foreign returns and doubtful accounts	(16,616)	(9,858)

Accounts receivable — net	$126,011	$135,048

The allowance for domestic accrued returns and allowances consists of the following:

(In thousands)	Years Ended December 31

	2001	2000	1999

Balance at January 1	$(21,676)	$(16,845)	$(15,008)
Provision for discounts and returns	(29,177)	(27,390)	(28,072)
Actual discounts and returns	26,853	22,559	26,235

Ending balance	$(24,000)	$(21,676)	$(16,845)

The allowance for foreign accrued returns and allowances consists of the following:

(In thousands)	Years Ended December 31

	2001	2000	1999

Balance at January 1	$(9,858)	$(7,326)	$(3,890)
Provision for discounts and returns	(18,209)	(7,997)	(6,937)
Actual discounts and returns	11,451	5,465	3,501

Ending balance	$(16,616)	$(9,858)	$(7,326)

6. Employee Pension Plan

We sponsor for our United States employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee’s deferral, up to 4% of compensation. We may also contribute funds to the plan in the form of a profit-sharing contribution. Expenses under the plan were $1.3 million, $1.1 million and $477,000 in 2001, 2000 and 1999, respectively.

7. Income Taxes

Income before provision for income taxes consisted of:

(In thousands)	For Years Ended

	2001	2000	1999

United States	$52,569	$29,540	$45,776
Foreign	4,147	1,703	3,843

	$56,716	$31,243	$49,619

The provision for income taxes consists of the following:

(In thousands)	2001	2000	1999

Current
Federal	$8,000	$9,048	$13,648
State	434	3,395	2,897
Foreign	1,231	712	1,056

	9,665	13,155	17,601
Deferred
Federal	9,223	209	121
State	1,524	(200)	755
Foreign	291	(110)	(184)

	11,038	(101)	692

Provision for income taxes	$20,703	$13,054	$18,293

A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

(In thousands)	2001	2000	1999

Federal provision at statutory rate	35.0%	35.0%	35.0%
State taxes (net of Federal benefit)	2.2	4.1	5.0
Change in valuation allowance	—	—	(5.2)
Preacquisition loss from Volition, Inc.	—	2.5	1.2
Rate differences in foreign taxes and other, net	(0.7)	0.2	0.9

	36.5%	41.8%	36.9%

Deferred income taxes were:

(In thousands)	December 31

	2001			2000

	Federal	State	Foreign	Federal	State	Foreign

Current
Deferred income tax assets:
Allowance for doubtful accounts, discounts and returns	$8,400	$779	$4	$7,855	$1,347	$294
License abandonment	—	—	—	4,763	817	—
Package design costs	664	62	—	40	7	—
Deferred compensation	280	26	—	—	—	—
State income taxes	391	—	—	846	—	—
Net operating loss	246	—	—	905	—	—
Other — net	558	54	—	297	242	—

Total deferred income tax assets	10,539	921	4	14,706	2,413	294
Deferred income tax liabilities:
Software development costs	(11,924)	(1,107)	—	(6,601)	(1,132)	—
State income taxes	—	—	—	(478)	—	—

Deferred income taxes	$(1,385)	$(186)	$4	$7,627	$1,281	$294

Non-Current
Deferred income tax assets:
Deferred compensation	$—	$—	$—	$175	$30	$—
Other — net	284	26	—	321	55	—

Net deferred tax assets	284	26	—	496	85	—
Deferred income tax liabilities
Identifiable intangible assets	(1,030)	—	—	—	—	—

Deferred income taxes	$(746)	$26	$—	$496	$85	$—

The valuation reserve decreased by $2.5 million during 1999.

As of December 31, 2001 we had federal net operating loss carryforwards of approximately $702,000 (expiring from 2009 to 2011).

At December 31, 2001 we had accumulated foreign earnings of $7.0 million. We do not plan to repatriate these earnings, therefore, no United States income tax has been provided on the foreign earnings. If such earnings were distributed, United States income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

8. Stock Option Plan

We have two stock option plans (the 1990 Plan and 1997 Plan) that provide for the issuance of up to 1,462,500 and 7,025,000 shares, respectively, available for employees, consultants and non-employee directors. As of December 31, 2001, no options under the 1990 Plan and 1,645,145 options under the 1997 Plan were available for grant. Stock options granted under the option plans may be incentive stock options or nonstatutory stock options. Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of nonstatutory stock options, all employees (including officers), consultants and non-employee directors of THQ.

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

On June 8, 2000, the Board of Directors approved the THQ Inc. Non-executive Employee Stock Option Plan (the NEEP Plan). The NEEP Plan has primarily the same attributes as the 1990 Plan and the 1997 Plan, but participation is reserved for employees who are not executive officers and under the NEEP Plan only nonqualified options will be granted. The NEEP Plan provides for the issuance of up to 928,000 shares, of which no more than 20% is available for awards to our non-executive officers and no more than 15% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions. As of December 31, 2001, 134,049 options were available for grant.

The exercise price per share of all options granted under the plans in 1999, 2000 and 2001 has been the closing market price of the stock on the date of the grant.

	Weighted Average	Number of
Stock Options	Exercise Price	Shares

Balance at January 1, 1999	$7.72	2,482,259
Granted	$22.24	1,258,200
Exercised	$5.48	(882,119)
Canceled	$11.97	(282,416)

Balance at December 31, 1999	$15.11	2,575,924
Granted	$15.78	1,518,959
Exercised	$9.15	(251,665)
Canceled	$14.53	(429,915)

Balance at December 31, 2000	$15.92	3,413,303
Granted	$39.02	2,137,874
Exercised	$14.14	(1,085,692)
Canceled	$20.21	(220,677)

Balance at December 31, 2001	$27.63	4,244,808

Options exercisable at December 31, 1999	$9.37	599,339
Options exercisable at December 31, 2000	$13.47	1,217,779
Options exercisable at December 31, 2001	$17.26	1,172,760

Options granted and shares exercised relating to options granted outside of our stock option plans during 1999, 2000 and 2001 are listed below. Share exercise prices for these options equal the market price of our common stock at the date of the grant except for options issued by PCP&L and GA, which were issued at below market value. These options were accounted for under APB Opinion No. 25 and we have recognized compensation expense of $299,000,

$406,000 and $464,000 for 2001, 2000 and 1999, respectively. Generally, options granted outside of our stock option plans become exercisable over three years and expire within five years from the date of grant.

	Weighted Average	Number of
Stock Options	Exercise Price	Shares

Balance at January 1, 1999	$4.58	1,119,892
Granted	$2.46	62,204
Exercised	$1.80	(199,450)
Canceled	$4.81	(26,072)

Balance at December 31, 1999	$5.02	956,574
Exercised	$1.95	(211,639)
Canceled	$0.69	(30,432)

Balance at December 31, 2000	$6.11	714,503
Granted	$20.67	106,265
Exercised	$4.75	(291,158)
Canceled	$0.86	(621)

Balance at December 31, 2001	$9.79	528,989

Options exercisable at December 31, 1999	$5.21	656,196
Options exercisable at December 31, 2000	$6.72	643,352
Options exercisable at December 31, 2001	$10.24	503,851

The following table summarizes information about stock options outstanding at December 31, 2001:

	Number	Weighted Average	Weighted
Range of	Outstanding at	Remaining	Average Exercise
Exercise Price	December 31, 2001	Contractual Life	Price

$0.37 - $11.13	956,872	3	$8.05
$11.17 - $18.75	1,034,565	3	$15.46
$19.13 - $26.17	961,582	3	$23.95
$28.54 - $37.44	400,325	4	$30.21
$41.23 - $58.67	1,420,453	6	$44.80

	4,773,797	4	$25.65

	Shares Exercisable
Range of	at December 31,	Weighted Average
Exercise Price	2001	Exercise Price

$0.37 - $11.13	682,524	$7.21
$11.17 - $18.75	522,906	$14.22
$19.13 - $26.17	370,843	$24.83
$28.54 - $37.44	54,375	$31.05
$41.23 - $58.67	45,963	$46.99

	1,676,611	$15.15

The estimated fair value of the options granted in 2001, 2000 and 1999 was $47.0 million, $12.7 million and $15.4 million, respectively. We apply APB Opinion No. 25 and related Interpretations in accounting for stock option plans. Accordingly, no compensation cost for our stock option plans has been recognized in 2001, 2000 or 1999, except for options issued by PCP&L and GA, which were issued at below market value. Had compensation cost for our stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	For Years Ended December 31

	2001	2000	1999

Net income:
As reported	$36,013	$18,189	$31,326
Pro forma	$17,537	$8,371	$24,625
Diluted net income per Share:
As reported	$1.52	$.84	$1.48
Pro forma	$.74	$.39	$1.16

The fair market value of options granted under the stock option plans during 2001, 2000 and 1999 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For Years Ended December 31

	2001	2000	1999

Dividend yield	0%	0%	0%
Anticipated volatility	74%	73%	70%
Weighted average risk-free interest rate	4.33%	6.12%	5.53%
Expected lives	4 years	4 years	4 years

9. Capital Stock Transactions

On December 21, 2001, we issued 858,203 shares of common stock as part of the purchase price of Rainbow. (See Note 3)

On November 13, 2001 we issued 2,750,000 shares of our common stock in a secondary public offering. As part of the offering, on December 12, 2001, the underwriters exercised their right to purchase an additional 314,148 shares. The net proceeds from these issuances were $154.6 million. We intend to use the net proceeds for general corporate purposes, including working capital, capital expenditures, product development, joint ventures and strategic acquisitions.

In connection with obtaining the World Wrestling Federation license (See Note 12), in August 1999 we issued to World Wrestling Federation Entertainment and a related party to World Wrestling Federation Entertainment, warrants to purchase 281,250 shares of common stock at $10.42 per share having a fair value of $3.1 million at the time of issuance. The warrants expire December 31, 2009.

On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 201,660 shares of common stock in a non-cash transaction. On July 23, 2001, Stanley Shenker Associates, Inc. (a related party to World Wrestling Federation Entertainment) exchanged all of its warrants for 25,282 shares of common stock in a non-cash transaction. The issuance of shares of our common stock upon the exchange of warrants to both World Wrestling Federation Entertainment and Stanley Shenker was made pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

On July 20, 2001, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 35,000,000 to 75,000,000. On July 24, 2001, we amended our Certificate of Incorporation to reflect this increase in authorized shares.

On August 31, 2000, we issued 890,110 shares of common stock as part of the purchase price for Volition. On December 13, 1999, we issued 220,048 shares of common stock in connection with the acquisition of GA. On May 24, 1999, we issued 727,436 shares of common stock as part of the purchase price for PCP&L (See Note 3).

In February 1999, in settlement of litigation, we issued warrants expiring March 19, 2000 to Millennium Partners to purchase 150,000 shares of common stock at $16.08 per share. The fair value of the warrants at issuance was $564,000.

Other than World Wrestling Federation Entertainment and Stanley Shenker warrants that were exchanged for common stock mentioned above, there were no additional warrants exercised in 2001. During the years ended December 31, 2000 and 1999 the number of warrants to purchase our common stock exercised were 100,000 and 64,000, respectively. We received proceeds from the exercise of such warrants totaling $1.6 million and $766,000 in the years ended December 31, 2000 and 1999, respectively.

In connection with obtaining the Nickelodeon master license, in February 2002, we issued to MTV Networks, a division of Viacom International Inc., warrants to purchase 50,000 shares of common stock at $43.69 per share having a fair value of $1.2 million at the time of issuance. The warrants expire December 31, 2005.

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend, which will be distributed on or about April 9, 2002, to stockholders of record as of the close of business on March 26, 2002. The effect of the stock dividend is not reflected in the consolidated financial statements.

10. Other Long-Term Assets

On December 21, 2001 we acquired all the outstanding shares of Rainbow Multimedia Group, Inc. (See Note 3). As part of the determination of the fair value, we have allocated a portion of the purchase price to the following identifiable intangible assets:

(In thousands)	Value	Useful Lives

Trade name Trade secrets Non-compete / Employment contracts	$1,025 1,800 706	indefinite 5 7

Total identifiable intangible assets	$3,531

Accumulated amortization at December 31, 2001 was not material.

On June 13, 2001, T.HQ International Ltd. and HotGen Studios Ltd. entered into a Joint Venture Agreement pursuant to which T.HQ International Ltd. acquired a 44% interest in Network Interactive Sports Limited (“NI Sports”), formerly wholly owned by HotGen Studios Ltd. In exchange for this interest, T.HQ International Ltd. agreed to invest $3.3 million in cash. Goodwill, which resulted from the investment, net of accumulated amortization was $1.9 million at December 31, 2001. This investment is included in other long-term assets in the accompanying balance sheet and is accounted for using the equity method. For the year ended December 31, 2001, our equity in the net loss of the joint venture is immaterial and included in general and administrative expenses in the accompanying statements of operations. The financial statements of the joint venture are immaterial and have therefore not been included.

NI Sports uses client/server technology to offer multi-player games to subscribers across a variety of platforms including PCs and Wireless Application Protocol enabled mobile phones. Areas of potential future growth are extensions of this technology to game consoles, interactive television and other internet-access devices. NI Sports’ first product is Sky Sports Football Manager, an online soccer game for the United Kingdom market which was released in November 2001.

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s Co., Ltd., which at the time was privately held. In December 2001, Yuke’s Co., Ltd. had an initial public offering of its common stock which is now traded on the Japanese Nasdaq stock market. Accordingly, we have started accounting for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (See Note 1). Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. The original cost of this investment was $5.0 million. The agreement provides that for a certain time period, under separate development agreements, Yuke’s Co., Ltd. will create exclusively for us wrestling games for the PlayStation and PlayStation 2 in North America and Europe. Due to the long-term nature of this agreement, this investment is included in other long-term assets in the accompanying balance sheet.

11. Related Party Transactions

In 1998 and 1999, we paid Inland Productions, Inc., a software developer in which we acquired a 25% interest on July 1, 1996, $4,891,000 and $4,905,000, respectively. As of December 31, 1998 and 1999, we owned Inland Productions, Inc. $166,000 and $137,000, respectively. In 2000, Inland Productions, Inc., purchased the 25% interest we acquired in 1996.

12. Agreement with JAKKS Pacific, Inc. and Titan Sports Inc.

We entered into an agreement with JAKKS Pacific, Inc., as recently amended, to govern our relationship with respect to the WWF license we jointly obtained from Titan Sports, Inc. (now known as World Wrestling Federation Entertainment, Inc.,) in June 1999. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, as well as sublicense product pursuant to the license from World Wrestling Federation Entertainment. We control the venture, therefore, all transactions and balances are consolidated with the Company. The principal terms of this operating agreement are as follows:

•	We will be responsible for funding all operations of the venture, including all payments owing to World Wrestling Federation Entertainment.

•	For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS will be entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the “net sales” from World Wrestling Federation Entertainment licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts. As of December 31, 2000, we have exceeded the minimum guarantee for preferred payments.

•	For periods after June 30, 2006, the amount of the preferred payment will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement.

•	We will be responsible for the day-to-day operations of the venture. We will continue to be responsible for development, sales and distribution of World Wrestling Federation Entertainment licensed games, while JAKKS will continue to be responsible for the approval process and other relationship matters with World Wrestling Federation Entertainment. We will both continue to co-market the games.

The license agreement with World Wrestling Federation Entertainment extends through December 31, 2009, with an option for a five-year automatic extension if we pay them a specified minimum amount during the initial ten-year period of the agreement.

In November 2001, through our relationship with JAKKS, we entered into a letter of intent to expand the license to include exclusive rights to other wrestling content produced by World Wrestling Federation Entertainment. In exchange for these rights we have agreed to increase the minimum guarantee to World Wrestling Federation Entertainment through December 31, 2009. The effects, if any, of this new agreement on our agreement with JAKKS have not been determined.

13. Stockholders Rights Plan

On August 15, 2001 the Board of Directors (the Board) approved an amended and restated Stockholders Rights Plan (the Plan). Each share of common stock has one preferred stock purchase right (“Right”) associated with it. Pursuant to the Plan, each Right entitles the holder to buy one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $10, subject to adjustment. The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding common stock.

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

We may redeem the Rights at a redemption price of $.001 per right at any time until 10 days after the acquisition of 15% of our common stock. At any time after a person or group has acquired 15% or more but less than 50% of our common stock, we may exchange all or part of the Rights for shares of common stock at an exchange ratio of one share of common stock for each Right or 1/1000 of such new series of preferred stock per Right, subject to adjustment. The rights expire on June 21, 2010.

14. Commitments and Contingencies

Advertising. We have certain minimum advertising commitments under most of our major license agreements. The minimum commitments generally range from 2% to 10% of net sales related to the license. We estimate that our minimum commitment for advertising in 2002 to be approximately $15-$20 million.

Leases. We are committed under operating leases with lease termination dates to 2012. Minimum future rentals pursuant to these leases as of December 31, 2001 are as follows:

(In thousands)	Facilities	Equipment

2002	$2,751	$353
2003	2,173	280
2004	1,442	170
2005	1,118	122
2006	410	11
Thereafter	1,556	5

	$9,450	$941

Rent expense was $2.7 million, $2.2 million, and $1.8 million in 2001, 2000 and 1999, respectively.

Warrants. We are committed under a letter of intent with World Wrestling Federation Entertainment (See Note 12) to issue warrants to purchase 100,000 shares of common stock upon execution of the long form amendment to the license, at the then current market price. The warrants will expire on December 31, 2009. We also have a commitment to issue warrants to purchase 10,000 shares of common stock to Tetris Company and warrants to purchase 10,000 shares of common stock to a related external developer in connection with our license agreement with Tetris Company. At this time, the warrant terms are being negotiated. We will record the fair market value of these warrants when they are issued.

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

On February 13, 2001, the World Championship Wrestling, Inc. filed a civil action against us in Superior Court in the state of Georgia. The lawsuit alleged a breach of contract relating to the Interactive License Agreement, dated as of December 29, 1995, between the WCW and us. The Plaintiffs in the lawsuit alleged that we had not paid sufficient royalties due under the agreement for the Nintendo 64 game Revenge. The lawsuit was dismissed with prejudice on January 8, 2002, in accordance with a settlement agreement we entered into with World Championship Wrestling, Inc. on December 21, 2001.

We are involved in other routine litigation arising in the ordinary course of our business. In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

15. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market. The following information sets forth geographic information on our sales and long-lived assets for the years ended December 31, 1999, 2000 and 2001:

	United	United
(In thousands of dollars)	States	Kingdom	Germany	France	Australia	Consolidated

Year ended December 31, 1999:
Sales to unaffiliated Customers	$228,827	$41,404	$33,252	$—	$—	$303,483

Long-lived assets at December 31, 1999	$10,780	$1,962	$988	$1	$—	$13,731

Year ended December 31, 2000:
Sales to unaffiliated Customers	$270,116	$44,638	$20,442	$7,979	$3,828	$347,003

Long-lived assets at December 31, 2000	$16,792	$1,957	$1,971	$320	$235	$21,275

Year ended December 31, 2001:
Sales to unaffiliated Customers	$262,676	$60,240	$25,517	$18,185	$12,374	$378,992

Long-lived assets at December 31, 2001	$80,289	$3,541	$2,370	$267	$196	$86,663

16. Quarterly Financial Data (Unaudited)

Our summarized quarterly financial data is as follows:

(Amounts in thousands,	March	June	September	December
except per share data)	31	30	30	31

Year ended December 31, 2000:
Revenues	$70,390	$32,407	$53,293	$190,913
Expenses	63,315	46,236	50,468	155,741

Income (loss) before income taxes	7,075	(13,829)	2,825	35,172
Income taxes	3,130	(5,226)	1,510	13,640

Net income (loss)	$3,945	$(8,603)	$1,315	$21,532

Net income (loss) per share:
Basic	$.20	$(0.43)	$.07	$1.06

Diluted	$.18	$(0.43)	$.06	$.99

Year ended December 31, 2001:
Revenues	$59,328	$55,236	$68,045	$196,383
Expenses	57,986	49,696	62,930	151,664

Income before income taxes	1,342	5,540	5,115	44,719
Income taxes	482	2,086	1,901	16,234

Net income	$860	$3,454	$3,214	$28,485

Net income per share:
Basic	$.04	$.16	$.15	$1.22

Diluted	$.04	$.15	$.14	$1.12

Due to rounding some of the figures above may differ slightly from the 10-Q’s previously filed.