Form 10-Q
period 2001-12-31
THQ INC
filed 2002-05-14
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Common stock, $0.01 par value: 39,358,614 shares (as of May 10, 2001).

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,499	$171,059
Short-term investments	55,324	35,106
Accounts receivable — net	56,399	126,011
Inventory	12,501	9,917
Licenses	16,654	16,758
Software development	41,645	34,664
Income taxes receivable	1,521	290
Prepaid expenses and other current assets	3,545	7,498

Total current assets	375,088	401,303
Property and equipment — net	13,494	13,891
Licenses — net of current portion	25,159	8,345
Software development — net of current portion	3,493	4,466
Goodwill — net	48,567	48,202
Other long-term assets — net	10,934	11,759

TOTAL ASSETS	$476,735	$487,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,735	$27,186
Accrued expenses	16,203	22,944
Accrued royalties	20,716	30,001
Deferred income taxes	1,442	1,567

Total current liabilities	49,096	81,698
Accrued royalties — net of current portion	19,675	6,686
Deferred income taxes	1,130	720
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 112,500,000 shares authorized; 39,333,973 and 38,979,747 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	393	390
Additional paid-in capital	323,381	316,758
Accumulated other comprehensive loss	(3,606)	(2,187)
Retained earnings	86,666	83,901

Total Stockholders’ equity	406,834	398,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,735	$487,966

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net sales	$79,682	$59,327
Costs and expenses:
Cost of sales	33,680	28,326
License amortization and royalties	7,064	4,755
Software development amortization	10,800	5,470
Product development	7,646	5,111
Selling and marketing	9,759	7,663
Payment to venture partner	1,572	1,423
General and administrative	6,059	5,951

Total costs and expenses	76,580	58,699

Income from operations	3,102	628
Interest income, net	1,322	713

Income before income taxes	4,424	1,341
Income taxes	1,659	481

Net income	$2,765	$860

Net income per share — basic	$.07	$.03

Net income per share — diluted	$.07	$.03

Shares used in per share calculation — basic	39,067	30,860

Shares used in per share calculation — diluted	41,725	33,876

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	For the Year Ended December 31, 2001 and the Three Months Ended March 31, 2002

				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Loss	Earnings	Total

	(Unaudited)
Balance at January 1, 2001	30,690,807	$307	$85,645	$(1,715)	$47,888	$132,125
Exercise of warrants and options	2,405,413	24	16,697	—	—	16,721
Issuance of common stock from secondary offering	4,596,222	46	154,559	—	—	154,605
Issuance of common stock for Rainbow acquisition	1,287,305	13	48,635	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:
Net income	—	—	—	—	36,013	36,013
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain on investments	—	—	—	231	—	231

Comprehensive income						35,541

Balance at December 31, 2001	38,979,747	390	316,758	(2,187)	83,901	398,862
Exercise of warrants and options	354,226	3	3,231	—	—	3,234
Adjustments related to secondary offering	—	—	99	—	—	99
Adjustments related to Rainbow acquisition	—	—	(82)	—	—	(82)
Issuance of warrants	—	—	1,213	—	—	1,213
Stock compensation	—	—	57	—	—	57
Tax benefit related to the exercise of employee stock options	—	—	2,105	—	—	2,105
Comprehensive income:
Net income	—	—	—	—	2,765	2,765
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(426)	—	(426)
Unrealized loss on investments	—	—	—	(993)	—	(993)

Comprehensive income						1,346

Balance at March 31, 2002	39,333,973	$393	$323,381	$(3,606)	$86,666	$406,834

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$2,765	$860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,383	1,094
Amortization of licenses and software development	14,413	6,429
Provision for doubtful accounts, discounts and returns	12,340	6,915
Loss on disposal of property and equipment	7	—
Stock compensation	57	60
Tax benefit related to the exercise of employee stock options	2,105	4,234
Deferred income taxes	27	272
Changes in operating assets and liabilities:
Accounts receivable	56,738	87,539
Inventory	(2,243)	1,894
Licenses	(18,507)	(11,610)
Software development	(17,433)	(9,755)
Prepaid expenses and other current assets	3,088	(4,733)
Accounts payable and accrued expenses	(22,262)	(21,937)
Accrued royalties	3,711	1,450
Income taxes (receivable) payable	(1,247)	(9,908)

Net cash provided by operating activities	34,942	52,804

Cash flows used in investing activities:
Purchase of short-term investments	(20,445)	—
Acquisition of property and equipment	(901)	(1,506)
Investment in Network Interactive Sports Ltd.	(221)	—
Decrease (increase) in other long-term assets	(107)	539

Net cash used in investing activities	(21,674)	(967)

Cash flows used in financing activities:
Net decrease in short-term borrowings	—	(15,473)
Proceeds from issuance of common stock	99	—
Proceeds from exercise of warrants and options	3,234	7,703

Net cash used in financing activities	3,333	(7,770)

Effect of exchange rate changes on cash	(161)	63

Net increase in cash and cash equivalents	16,440	44,130

Cash and cash equivalents — beginning of period	171,059	27,998

Cash and cash equivalents — end of period	$187,499	$72,128

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,127	$6,172

Interest	$25	$38

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Examples include doubtful accounts, discounts and returns. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made for consistent presentation.

2. Accounts Receivable

Accounts receivable are due primarily from domestic and foreign retailers and distributors including mass merchants and specialty stores. Accounts receivable at March 31, 2002 and December 31, 2001 consist of the following:

	March 31	December 31,
	2002	2001
(In thousands)
Accounts receivable — domestic	$60,228	$116,333
Other receivables — domestic	2,848	2,419
Allowance for domestic returns and doubtful accounts	(19,917)	(24,000)
Accounts receivable — foreign	28,416	47,875
Allowance for foreign returns and doubtful accounts	(15,176)	(16,616)

Accounts receivable — net	$56,399	$126,011

3. Licenses

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

Licenses are expensed to license amortization and royalties at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are typically attributable to changes in market conditions or product quality considerations.

The gross carrying value of our licenses was $79.5 million and the related accumulated amortization is $37.6 million at March 31, 2002. For the three months ended March 31, 2002 our aggregate amortization expense was $3.6 million. We estimate that the current portion of licenses, $16.7 million, will be amortized over the next twelve months. We estimate that licenses — net of current portion, $25.2 million, will be amortized after March 31, 2003 over varying periods depending on the release dates of the related products.

4. Software Development

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

Capitalized software development is expensed to software development amortization at the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are typically attributable to changes in market conditions or product quality considerations.

The gross carrying value of our software development was $115.5 million and the related accumulated amortization is $70.4 million at March 31, 2002. For the three months ended March 31, 2002 our aggregate amortization expense was $10.8 million. We estimate that the current portion of software development, $41.6 million, will be amortized over the next twelve months. We estimate that software development — net of current portion, $3.5 million, will be amortized between March 31, 2003 and December 31, 2003 based on tentative release dates of the related products.

5. Goodwill and Other Intangible Assets

In accordance with the adoption of SFAS No. 142, on January 1, 2002, we no longer amortize goodwill. The following table reconciles net income and earnings per share as reported for the three months ended March 31, 2002 and 2001 to net income and earnings per share as adjusted to exclude goodwill amortization.

	For the Three Months Ended
	March 31,

	2002	2001
(In thousands, except per share data)
Reported net income	$2,765	$860
Add back: Goodwill amortization	—	52

Adjusted net income	$2,765	$912

Basic earnings per share:
Reported net income	$.07	$.03
Goodwill amortization	—	—

Adjusted net income	$.07	$.03

Diluted earnings per share:
Reported net income	$.07	$.03
Goodwill amortization	—	—

Adjusted net income	$.07	$.03

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

Balance at December 31, 2001	$46,689
Effect of foreign currency exchange rates	1,878

Balance at March 31, 2002	$48,567

The changes in the carrying amount of intangible assets for the three months ended March 31, 2002, are as follows:

	March 31, 2002

	Gross Carrying	Accumulated
Acquired Intangible Assets	Amount	Amortization
(In thousands)
Amortized intangible assets
Trade secrets	$1,800	$(90)
Non-compete / Employment contracts	706	(25)

Total	$2,506	$(115)

Unamortized intangible assets
Tradename	$1,025

For the three months ended March 31, 2002 our aggregate amortization expense was $115,000.

Estimated Amortization Expense
(In thousands):

For the Year Ended
December 31,

2002	$461
2003	$461
2004	$461
2005	$461
2006	$461
Thereafter	$201

6. Credit Facility

On August 31, 2000 we entered into a Revolving Credit Agreement with Union Bank of California and BNP Paribas. Under the terms of the Revolving Credit Agreement, as amended, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35.0 million through August 1, 2002 subject to the following:

We were permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $35.0 million between August 1, 2001 and January 31, 2002; and we may maintain between $20.0 million between February 1, 2002 and July 31, 2002. In addition, our outstanding borrowings could not exceed $10.0 million for the period of August 1, 2001 through October 31, 2001; $30.0 million for the period of November 1, 2001 through December 31, 2001; and $20.0 million for the period of January 1, 2002 through January 31, 2002. Our outstanding borrowings cannot exceed $10.0 million for the period of February 1, 2002 to July 31, 2002.

We must not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.8% at March 31, 2002) or (b) the London Interbank Offered Rate (1.88 % at March 31, 2002) plus 1.85%. As of March 31, 2002, we had approximately $1.6 million in obligations with respect to outstanding letters of credit and no outstanding borrowings. As of December 31, 2001, we had approximately $6.8 million in obligations with respect to outstanding letters of credit and no outstanding borrowings.

7. Commitments and Contingencies

Advertising. We have certain minimum advertising commitments under most of our major license agreements. The minimum commitments generally range from 2% to 10% of net sales related to the license. We estimate that our minimum commitment for advertising in 2002 to be approximately $15-$20 million.

Warrants. We are committed under various license and software development agreements to issue warrants to purchase approximately 430,000 shares of common stock. At this time, the warrant terms related to these various agreements are being negotiated. We will record the fair market value of these warrants when the terms are finalized.

Legal Proceedings. We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase and a trial date has been set for November 12, 2002. We and all of the individual defendants have taken the position that this lawsuit is without merit. At this early stage, however, we cannot predict the likely outcome of this litigation.

We are involved in other routine litigation arising in the ordinary course of our business. In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

8. Capital Stock Transactions

In connection with obtaining a license we issued warrants to purchase 75,000 shares of our common stock at an exercise price of $29.13 per share having a fair market value of $1.2 million at the time of issuance. These warrants expire December 31, 2005.

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend distributed on April 9, 2002, to stockholders of record as of the close of business on March 26, 2002. All references in the accompanying consolidated financial statements to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding. In addition, stockholders’ equity has been restated to give retroactive recognition to the stock split by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the split.

9. Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

	For the Three Months Ended
	March 31,

	2002	2001
(In thousands, except per share data)
Net income used to compute basic and diluted earnings per share	$2,765	$860

Weighted average number of shares outstanding — basic	39,067	30,860
Dilutive effect of stock options and warrants	2,658	3,016

Number of shares used to compute earnings per share — diluted	41,725	33,876

Stock options to purchase 677,000 and 5,000 shares of common stock in the three months ended March 31, 2002 and 2001, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock.

10. Comprehensive Income

The table below presents the components of our comprehensive income for the three months ended March 31, 2002 and 2001, respectively:

	For the Three Months Ended
	March 31,

	2002	2001
(In thousands)
Net income	$2,765	$860
Other comprehensive loss:
Foreign currency translation adjustment	(426)	(781)
Unrealized loss on investments	(993)	—

Other comprehensive loss	(1,419)	(781)

Comprehensive income	$1,346	$79

11. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We have adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. We are currently evaluating the impairment provisions of SFAS No. 142 and have not determined the impact, if any, they will have on our financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. We have adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2001, the Emerging Issues Task Force issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We have adopted EITF 00-25 effective January 1, 2002. The adoption of EITF 00-25 did not have a material impact on our financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation “Management Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in our Registration Statement on Form S-3 filed with the Securities Exchange Commission on January 22, 2002, as amended. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report.

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

Our software is based on intellectual property licensed or assigned from third parties or created internally. We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our portfolio of licensed brands includes the World Wrestling, Britney Spears, Rugrats, SpongeBob SquarePants, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers, Disney/Pixar’s Monsters, Inc. and others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us. Our original brands include Red Faction™, MX and Summoner®. Other than games that we release on PCs, all of our products are manufactured for us by the manufacturers or their authorized vendors.

We recently entered into a master interactive license agreement with Nickelodeon that grants us the exclusive rights to develop and publish games based on all existing and future individual Nickelodeon animated TV and movie properties targeting children ages 6-11 on every game system through 2005. In addition, we also entered into an agreement with Nickelodeon to jointly create, develop and publish original video game content with multi-media franchise potential through Nickelodeon’s television, movie, on-line, magazine and consumer product network. The first title we are working on under this agreement is the character-based action-adventure Tak and The Power of JuJu (working title), which is scheduled for release on PlayStation 2 and GameCube in 2003.

We recently entered into an agreement with Disney/Pixar that grants us the exclusive worldwide rights to develop and publish games based on three future Disney/Pixar properties for all game platforms.

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

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a developer to create a game based on original content. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See—Critical Accounting Policies “Licenses” and “Software Development.” We also develop games internally through our development studios Cranky Pants Games, Genetic Anomalies, Inc. (“GA”), Heavy Iron Studios® (“Heavy Iron”), Helixe, Outrage® Games (“Outrage”), Pacific Coast Power & Light Co.® (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios, (“Rainbow”) and Volition, Inc. (“Volition”). After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers’ locations at their expense.

Unfilled sales orders are commonly referred to as backlog. Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Licenses are expensed to license amortization and royalties at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are attributable to changes in market conditions or product quality considerations. As of March 31, 2002, we had licenses of $41.8 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development is expensed to software development amortization at the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are attributable to changes in market conditions or product quality considerations. As of March 31, 2002, we had software development of $45.1 million. If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

At the time of product shipment, we establish allowances based on estimates of future returns and customer accommodations with respect to such products. These allowances are taken as deductions against gross sales. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. We also establish allowances for doubtful accounts based on estimates of future bad debts based on customer credit ratings, historical experience and other factors. The allowance for doubtful accounts is expensed to general and administrative expense. For the three months ended March 31, 2002 and 2001, we took provisions for future returns, customer accommodations and doubtful accounts of approximately $12.3 million and $6.9 million, respectively, during such periods. As of March 31, 2002 and December 31, 2001, our aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts were approximately $35.1 million and $40.6 million, respectively.

The identification by us of slow-moving or obsolete inventory requires us to write-down the value of such inventory to its estimated net realizable value.

Recently Issued Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We have adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. We are currently evaluating the impairment provisions of SFAS No. 142 and have not determined the impact, if any, they will have on our financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. We have adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2001, the Emerging Issues Task Force issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”, which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We have adopted EITF 00-25 effective January 1, 2002. The adoption of EITF 00-25 did not have a material impact on our financial statements.

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

Results of Operations

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

Platform Revenue Mix	2002	2001

Sony PlayStation 2	12.1%	5.1%
Sony PlayStation	11.7	31.5
Nintendo Game Boy Advance	35.7	—
Nintendo Game Boy Color	8.6	34.4
Nintendo GameCube	1.5	—
Nintendo 64	0.4	21.3
Microsoft Xbox	21.1	—
PC	7.2	5.3
Other	1.7	2.4

	100.0%	100.0%

The following table sets forth our net sales by platform for the three months ended March 31, 2002 and 2001:

Net Sales for the Three Months Ended	March 31,	March 31,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

Sony PlayStation 2	$9,620	$3,009	$6,611	219.7%
Sony PlayStation	9,332	18,705	(9,373)	(50.1)%
Nintendo Game Boy Advance	28,451	—	28,451	N/A
Nintendo Game Boy Color	6,887	20,419	(13,532)	(66.3)%
Nintendo GameCube	1,178	—	1,178	N/A
Nintendo 64	336	12,615	(12,279)	(97.3)%
Microsoft Xbox	16,776	—	16,776	N/A
PC CD-ROM	5,769	3,121	2,648	84.8%
Other	1,333	1,458	(125)	(8.6)%

Net Sales	$79,682	$59,327	$20,355	34.3%

Sony PlayStation 2 Net Sales

We released one new PlayStation 2 title Tetris Worlds, in the three months ended March 31, 2002 whereas we had no new releases in the same period of 2001. We also had continued strong sales of WWF SmackDown! “Just Bring It” which was released in November 2001.

Sony PlayStation Net Sales

We did not release any PlayStation products in the three months ended March 31, 2002 and we released three PlayStation titles in the three months ended March 31, 2001. Net sales decreased 50% due to the weaker market for PlayStation products as the industry transitioned to the next generation of hardware. As a result of this weaker market, we do not anticipate having any new releases of PlayStation products in the future, and we do not anticipate that this will have a material effect on our overall net sales because of the increase in PlayStation 2 net sales.

Nintendo Game Boy Advance Net Sales

We released six Game Boy Advance titles during the three months ended March 31, 2002 including Sonic Advance, MotoGP, Columns Crown and Britney’s Dance Beat.

Nintendo Game Boy Color Net Sales

Game Boy Color net sales decreased during the three months ended March 31, 2002 as compared to the same period of 2001 due to the introduction of the Game Boy Advance platform. We had no new releases of Game Boy Color titles in the first quarter of 2002 whereas we released eight Game Boy Color titles in the first quarter of 2001. We do not anticipate releasing new titles for the Game Boy Color platform in the future, and we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo Game Boy Advance net sales.

Nintendo GameCube Net Sales

We released our first GameCube title during the three months ended March 31, 2002, Dark Summit.

Nintendo 64 Net Sales

We did not release any Nintendo 64 (“N64”) products in the three months ended March 31, 2002 and we released two N64 titles in the three months ended March 31, 2001. Net sales decreased by 97% due to the weaker market for N64 product as the industry transitioned to the next generation of hardware. As a result of this transition, we do not anticipate having any new releases of N64 products in the future, and we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo GameCube net sales.

Microsoft Xbox

We released two Xbox titles in the three months ended March 31, 2002, WWF Raw and New Legends.

PC CD-ROM Net Sales

The increase in PC CD-ROM net sales for the three months ended March 31, 2002 as compared to the same period of 2001 can be attributed to the release of Matchbox: Rescue Rigs and Nickelodeon Adventure Pack and the continued strong sales of previously released titles including Jimmy Neutron: Boy Genius and Bob The Builder: Can We Fix It?.

Sales by Territory

The following table sets forth, for the three months ended March 31, 2002 and 2001, our sales for the North America and international territories:

Net Sales for the Three Months Ended	March 31,	March 31,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

North America	$56,540	$38,446	$18,094	47.1%
International	23,142	20,881	2,261	10.8%

Net Sales	$79,682	$59,327	$20,355	34.3%

North America Net Sales

The increase in net sales in North America for the three months ended March 31, 2002 as compared to the same period of 2001 was primarily due to:

•	The release of six Game Boy Advance titles including Britney’s Dance Beat, Sonic Advance and Columns Crown as well as continued strong sales of Disney/Pixar’s Monsters, Inc.

•	Continued strong sales of WWF SmackDown! “Just Bring It” for PlayStation 2, SpongeBob SquarePants: Super Sponge and Rocket Power: Team Rocket Rescue for the PlayStation, all of which we released in 2001.

•	The release of two Xbox titles including WWF Raw and New Legends.

This increase was offset by a 98% decrease in N64 net sales, a 40% decrease in PlayStation net sales and a 78% decrease in Game Boy Color net sales related to the industry’s transition to next generation hardware.

International Net Sales

The increase in net sales in the international territories for the three months ended March 31, 2002 as compared to the same period of 2001 was primarily due to a 124% increase in net sales of titles for PlayStation 2 and an 86% increase in PC CD-ROM titles. This increase was offset by a 96% decrease in N64 net sales, a 66% decrease in PlayStation net sales and a 36% decrease in Game Boy Color net sales related to the industry’s transition to next generation hardware.

Costs and Expenses, Interest Income — net, and Income Taxes

Information about our costs and expenses, interest income — net, and income taxes for the three months ended March 31, 2002 and 2001 is presented below:

	Percent of Net Sales

	Three Months Ended
	March 31,

	2002	2001

Costs and expenses:
Cost of sales	42.3%	47.7%
License amortization and royalties	8.9	8.0
Software development amortization	13.5	9.2
Product development	9.6	8.6
Selling and marketing	12.2	12.9
Payment to venture partner	2.0	2.4
General and administrative	7.6	10.1

Total costs and expenses	96.1	98.9

Income from operations	3.9	1.1
Interest income, net	1.7	1.2

Income before income taxes	5.6	2.3
Income taxes	2.1	0.8

Net income	3.5%	1.5%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the three months ended March 31, 2002 compared to the same period of 2001 as a result of an increase in sales from next generation console games that carry higher profit margins than handheld games and games on legacy platforms.

License Amortization and Royalties

License amortization and royalties remained relatively constant as a percentage of net sales for the three months ended March 31, 2002 and 2001.

Software Development Amortization

Software development amortization increased as a percentage of net sales for the three months ended March 31, 2002 compared to the same period of 2001 primarily due to an increase in the percentage of next generation console games sold during the period that have longer development cycles and higher development costs than handheld games and games on legacy platforms.

Product Development

Product development expenses remained relatively constant as a percentage of net sales for the three months ended March 31, 2002 compared to the same period of 2001. Product development expenses increased by $2.5 million for the three months ended March 31, 2002 as compared to the same period of 2001. This increase is related to the increased personnel of our corporate product development department required to support the launch of four new hardware platforms and the increased number of titles under development. We also had increased expenses for our wireless division and a full quarter of expenses related to Rainbow, which we acquired on December 21, 2001.

Selling and Marketing

Selling and marketing expenses increased by $2.1 million for the three months ended March 31, 2002 as compared to the same period of 2001. This increase is directly related to the increase in net sales. Selling and marketing expenses have remained relatively constant as a percentage of net sales for the three months ended March 31, 2002 and 2001.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. has decreased as a percentage of total net sales for the three months ended March 31, 2002 compared to the same period of 2001 in direct relation to the decrease in World Wrestling Entertainment related sales as a percentage of our total net sales for the quarter. For the year ended December 31, 2002 we expect the expense to continue to decrease as a percentage of net sales as we continue to diversify our product portfolio.

General and Administrative

General and administrative expenses remained relatively constant in absolute dollars but decreased as a percentage of net sales to 7.6% compared to 10.0% for the same period of 2001. This decrease is primarily due to an increase in our sales for the three months ended March 31, 2002.

Interest Income, net

Interest income, net increased for the three months ended March 31, 2002 compared to the same period of 2001 as a result of higher average cash, cash equivalents and short-term investment balances due to the proceeds from our public offering on November 13, 2001.

Income Taxes

The effective tax rate as of March 31, 2002 is 37.5% and the effective tax rate for the full year of 2001 was 36.5%.

Liquidity and Capital Resources

Our principal uses of cash are product purchases, payments to licensors, payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

Our cash, cash equivalents and short-term investments increased to $242.8 million during the three months ended March 31, 2002. Cash, cash equivalents and short-term investments were $240.2 million as of May 10, 2002. Cash provided by operating activities for the three months ended March 31, 2002 was $34.9 million.

We entered into approximately six new license agreements during the three months ended March 31, 2002 with minimum guarantees of approximately $19.2 million. As of May 10, 2002, we had obligations with respect to future guaranteed minimum license payments of approximately $72.4 million.

We used approximately $17.4 million to fund external and internal software development of approximately 100 games during the three months ended March 31, 2002 and used approximately $9.8 million to fund external and internal development of approximately 45 games during the same period in 2001.

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

Guarantees and Commitments. In addition to the future guaranteed minimum license payments mentioned above, we also have various operating lease commitments of $9.8 million expiring at various times through 2012. We also have advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 10% of net sales related to the license. We estimate that our minimum commitment for advertising in 2002 will be approximately $15-$20 million. As of March 31, 2002, we had approximately $1.6 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

Credit Facilities. On August 31, 2000 we entered into a Revolving Credit Agreement with Union Bank of California and BNP Paribas. Under the terms of the Revolving Credit Agreement, as amended, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35.0 million through August 1, 2002 subject to the following:

We were permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $35.0 million between August 1, 2001 and January 31, 2002; and we may maintain between $20.0 million between February 1, 2002 and July 31, 2002. In addition, our outstanding borrowings could not exceed $10.0 million for the period of August 1, 2001 through October 31, 2001; $30.0 million for the period of November 1, 2001 through December 31, 2001; and $20.0 million for the period of January 1, 2002 through January 31, 2002. Our outstanding borrowings cannot exceed $10.0 million for the period of February 1, 2002 to July 31, 2002.

We must not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.8 % at March 31, 2002) or (b) the London Interbank Offered Rate (1.88 % at March 31, 2002) plus 1.85%.

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

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Great British Pound (“GBP”) and the Euro which may result in a loss of earnings to us. The volatility of the GBP and the Euro (and all other applicable currencies) is monitored frequently throughout the year. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

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

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. The lawsuit is in the discovery phase and a trial date of November 12, 2002 has been set. We and all of the individual defendants have taken the position that this lawsuit is without merit. At this early stage, however, we cannot predict the likely outcome of this litigation.

Item 2. Changes in Securities and Use of Proceeds

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend distributed on April 9, 2002, to stockholders of record as of the close of business on March 26, 2002 (the “Dividend”). All references in the accompanying consolidated financial statements to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of our common stock outstanding. In addition, stockholders’ equity has been restated to give retroactive recognition to the stock split by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the split.

Our Amended and Restated Rights Agreement with Computershare Investor Services, LLC as Rights Agent, dated as of August 22, 2001 (which agreement is Exhibit 3.7 hereto and is hereby incorporated by reference herein) was amended as of April 9, 2002 by the First Amendment to the Amended and Restated Rights Agreement (which amendment is Exhibit 3.8 hereto and is hereby incorporated by reference herein). Such agreement, as amended, is referred to herein as the “Amended and Restated Rights Agreement.”

Taking into account the Dividend, as of the date the Dividend was distributed, the number of Rights associated with each share of Common Stock was adjusted from one Right to two-thirds (2/3) of a Right. The purchase price for each one one-thousandth (1/1000) of a share of Preferred Stock is $100. However, since each share of Common Stock will have only two-thirds of a Right attached to it, when the holder of a share of Common Stock exercises that two-thirds (2/3) of a Right, the holder will pay $66.66-2/3 rather than $100 and will receive 2/3000th of a share of Preferred Stock. The redemption price per Right is $0.001. However, since each share of common stock will have two-thirds (2/3) of a Right associated with it, the amount that a holder of a share of common stock would receive upon redemption of the fractional Right associated with that share of common stock would be $0.00067.

As a result of the Dividend and in accordance with the Certificate of Designation, as amended, establishing the Preferred Stock (the “Certificate of Designation,” which is Exhibit A to the Amended and Restated Rights Agreement), effective as of the payment of the Dividend: (i) each share of Preferred Stock when issued will be entitled to quarterly dividends equal to 1,500 times the aggregate per share amount of all dividends declared on the common stock during the quarter, (ii) each share of Preferred Stock when issued will be entitled to 1,500 votes on all matters submitted to a vote of our stockholders, (iii) the “adjustment number” (as defined in the Certificate of Designation) used in Section 6 of the Certificate of Designation for calculating the liquidation amount for Preferred Stock will be changed from 1,000 to 1,500 and (iv) in the event of a consolidation, merger, combination or similar transaction, each share of Preferred Stock outstanding at that time, if any, will be exchanged or changed into an amount per share equal to 1,500 times the amount of capital stock, securities, cash or other property for which each share of common stock is exchanged or changed. The description of the Rights contained herein does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement and the Certificate of Designation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Title

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959)).
3.6	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
3.7	Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-15959), filed on August 28, 2001).
3.8	First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A (file No. 000-18813), filed on April 12, 2002).
10.1.	Seventh Amendment to Revolving Credit Agreement, dated as of January 8, 2002, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.2*	Second Amended and Restated Nonexecutive Employee Stock Option Plan dated as of March 6, 2002.

*	Filed herewith.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated January 7, 2002, reporting under Item 2.

Current Report on Form 8-K/A dated March 7, 2002, reporting under Item 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002	THQ INC.
	By:	/s/ Brian J. Farrell

Brian J. Farrell Chairman of the Board, President and Chief Executive Officer
THQ INC.
	By:	/s/ Fred Gysi

Fred Gysi Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)