Form 10-Q
period 2002-06-30
THQ INC
filed 2002-08-13
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common stock, $0.01 par value: 39,646,526 shares (as of August 9, 2002).

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,742	$171,059
Short-term investments	55,878	35,106

Cash, cash equivalents and short-term investments	228,620	206,165
Accounts receivable — net	64,455	126,011
Inventory	14,288	9,917
Licenses	17,692	16,758
Software development	49,012	34,664
Income taxes receivable	852	290
Prepaid expenses and other current assets	4,651	7,498

Total current assets	379,570	401,303
Property and equipment — net	14,984	13,891
Licenses — net of current portion	31,148	8,345
Software development — net of current portion	2,843	4,466
Goodwill — net	48,247	48,202
Other long-term assets — net	8,158	11,759

TOTAL ASSETS	$484,950	$487,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,675	$27,186
Accrued expenses	17,328	22,944
Accrued royalties	21,294	30,001
Deferred income taxes	1,566	1,567

Total current liabilities	53,863	81,698
Accrued royalties — net of current portion	14,925	6,686
Deferred income taxes	1,130	720
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 75,000,000 shares authorized; 39,474,536 and 38,979,747 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	395	390
Additional paid-in capital	326,166	316,758
Accumulated other comprehensive loss	(485)	(2,187)
Retained earnings	88,956	83,901

Total Stockholders’ equity	415,032	398,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,950	$487,966

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net sales	$85,762	$55,236	$165,443	$114,564
Costs and expenses:
Cost of sales	32,497	23,558	66,176	51,883
License amortization and royalties	7,099	4,507	14,163	9,261
Software development amortization	11,587	3,580	22,388	9,050
Product development	9,019	4,849	16,665	9,958
Selling and marketing	11,424	7,947	21,182	15,611
Payment to venture partner	1,500	339	3,072	1,763
General and administrative	6,340	5,511	12,400	11,462

Total costs and expenses	79,466	50,291	156,046	108,988

Income from operations	6,296	4,945	9,397	5,576
Interest income, net	1,579	595	2,901	1,307
Other expenses	(3,006)	—	(3,006)	—

Income before income taxes	4,869	5,540	9,292	6,883
Income taxes	2,578	2,086	4,237	2,568

Net income	$2,291	$3,454	$5,055	$4,315

Net income per share — basic	$.06	$.11	$.13	$.14

Net income per share — diluted	$.05	$.10	$.12	$.13

Shares used in per share calculation — basic	39,392	32,028	39,231	31,448

Shares used in per share calculation — diluted	42,052	35,005	41,891	34,310

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	For the Year Ended December 31, 2001 and the Six Months Ended June 30, 2002 (Unaudited)

				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Loss	Earnings	Total

Balance at January 1, 2001	30,690,807	$307	$85,645	$(1,715)	$47,888	$132,125
Exercise of warrants and options	2,405,413	24	16,697	—	—	16,721
Issuance of common stock from secondary offering	4,596,222	46	154,559	—	—	154,605
Issuance of common stock for Rainbow acquisition	1,287,305	13	48,635	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:
Net income	—	—	—	—	36,013	36,013
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain on investments	—	—	—	231	—	231

Comprehensive income						35,541

Balance at December 31, 2001	38,979,747	390	316,758	(2,187)	83,901	398,862
Exercise of warrants and options	494,789	5	5,058	—	—	5,063
Adjustments related to secondary offering	—	—	52	—	—	52
Adjustments related to Rainbow acquisition	—	—	(82)	—	—	(82)
Issuance of warrants	—	—	1,213	—	—	1,213
Stock compensation	—	—	101	—	—	101
Tax benefit related to the exercise of employee stock options	—	—	3,066	—	—	3,066
Comprehensive income:
Net income	—	—	—	—	5,055	5,055
Other comprehensive income
Foreign currency translation adjustment	—	—	—	2,143	—	2,143
Unrealized loss on investments	—	—	—	(441)	—	(441)

Comprehensive income						6,757

Balance at June 30, 2002	39,474,536	$395	$326,166	$(485)	$88,956	$415,032

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$5,055	$4,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,914	2,086
Amortization of licenses and software development	27,950	10,453
Provision for doubtful accounts, discounts and returns	25,470	14,181
Loss on disposal of property and equipment	11	30
Stock compensation	101	141
Tax benefit related to the exercise of employee stock options	3,066	8,928
Deferred income taxes	—	220
Write-off of Network Interactive Sports Ltd.	3,006	—
Changes in operating assets and liabilities:
Accounts receivable	37,212	82,144
Inventory	(3,541)	2,837
Licenses	(29,801)	(13,920)
Software development	(33,357)	(22,159)
Prepaid expenses and other current assets	2,280	454
Accounts payable	(14,071)	(11,524)
Accrued expenses	(5,389)	(9,356)
Accrued royalties	(500)	(5,571)
Income taxes receivable	(502)	(12,420)

Net cash provided by operating activities	19,904	50,839

Cash flows used in investing activities:
Proceeds from sale of property and equipment	—	19
Purchase of short-term investments	(20,950)	—
Acquisition of property and equipment	(3,563)	(2,816)
Investment in Network Interactive Sports Ltd.	(221)	(2,741)
(Increase) decrease in other long-term assets	(212)	450

Net cash used in investing activities	(24,946)	(5,088)

Cash flows used in financing activities:
Net decrease in short-term borrowings	—	(15,473)
Proceeds from issuance of common stock	52	—
Proceeds from exercise of warrants and options	5,063	12,644

Net cash used in financing activities	5,115	(2,829)

Effect of exchange rate changes on cash	1,610	(76)

Net increase in cash and cash equivalents	1,683	42,846
Cash and cash equivalents — beginning of period	171,059	27,998

Cash and cash equivalents — end of period	$172,742	$70,844

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

In the opinion of management the accompanying interim balance sheet and related statements of operations, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Examples include discounts, allowances and returns. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made for consistent presentation.

2. Cash, Cash Equivalents and Short-Term Investments

	As of	As of
	June 30, 2002	December 31, 2001

Cash and cash equivalents	$172,742	$171,059
Short-term investments
Available for sale	55,878	30,106
Held to maturity	—	5,000

Short-term investments	55,878	35,106
Cash, cash equivalents and short-term investments	$228,620	$206,165

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. We invest in highly liquid debt instruments with strong credit ratings. The carrying amount of the investments approximates fair value due to their short maturity. Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income. The investment in Yuke’s Co., Ltd. is also classified as available-for-sale and is included in other long-term assets in the accompanying balance sheets. The unrealized holding gain (loss) on the investment in Yuke’s Co., Ltd. at June 30, 2002 and December 31, 2001 was ($475,000) and $249,000, respectively.

3. Accounts Receivable

Accounts receivable are due primarily from domestic and foreign retailers and distributors including mass merchants and specialty stores. Accounts receivable at June 30, 2002 and December 31, 2001 consist of the following:

	June 30,	December 31,
(In thousands)	2002	2001

Accounts receivable — domestic	$67,187	$116,333
Other receivables — domestic	4,918	2,419
Allowance for domestic returns and doubtful accounts	(16,001)	(24,000)
Accounts receivable — foreign	23,867	47,875
Allowance for foreign returns and doubtful accounts	(15,516)	(16,616)

Accounts receivable — net	$64,455	$126,011

4. Licenses

Minimum guaranteed payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. When significant performance remains with the licensor, we record payments as an asset (licenses) when paid. Payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

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

The gross carrying value of our licenses was $90.3 million and the related accumulated amortization is $41.5 million at June 30, 2002. For the three months and six months ended June 30, 2002, our aggregate amortization expense was $3.7 million and $7.3 million, respectively. We estimate that the current portion of licenses, $17.7 million, will be amortized over the next twelve months. We estimate that licenses — net of current portion, $31.1 million, will be amortized after June 30, 2003 over varying periods depending on the release dates of the related products.

5. Software Development

We utilize both independent software developers and internal development teams to develop our software. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to independent software developers and the direct payroll costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not met are charged immediately to product development.

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

The gross carrying value of our software development was $110.7 million and the related accumulated amortization is $58.8 million at June 30, 2002. For the three months and six months ended June 30, 2002, our aggregate amortization expense was $9.7 million and $20.6 million, respectively. We estimate that the current portion of software development, $49.0 million, will be amortized over the next twelve months. We estimate that software development — net of current portion, $2.8 million, will be amortized between June 30, 2003 and June 30, 2004 based on tentative release dates of the related products.

6. Goodwill and Other Intangible Assets

In accordance with the adoption of SFAS No. 142, on January 1, 2002, we no longer amortize goodwill. The following table reconciles net income and earnings per share as reported for the three months and six months ended June 30, 2002 and 2001 to net income and earnings per share as adjusted to exclude goodwill amortization.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Reported net income	$2,291	$3,454	$5,055	$4,315
Add back: Goodwill amortization	—	52	—	104

Adjusted net income	$2,291	$3,506	$5,055	$4,419

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Basic earnings per share:
Reported net income	$.06	$.11	$.13	$.14
Goodwill amortization	—	—	—	—

Adjusted net income	$.06	$.11	$.13	$.14

Diluted earnings per share:
Reported net income	$.05	$.10	$.12	$.13
Goodwill amortization	—	—	—	—

Adjusted net income	$.05	$.10	$.12	$.13

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance at December 31, 2001	$48,202
Goodwill adjustments related to Rainbow acquisition	16
Effect of foreign currency exchange rates	29

Balance at June 30, 2002	$48,247

Intangible assets, which are included in other long-term assets — net in the accompanying balance sheet are as follows:

Acquired Intangible Assets

(In thousands)	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Trade secrets	$1,800	$(180)	$1,800	$—
Non-compete / Employment contracts	706	(54)	706	—

Subtotal	2,506	(234)	2,506	—
Unamortized intangible assets
Trade name	1,025	N/A	1,025	N/A

Total	$3,531	$(234)	$3,531	$—

For the three months and six months ended June 30, 2002, our aggregate amortization expense related to intangible assets was $115,000 and $234,000, respectively.

Estimated Amortization Expense

(In thousands)

For the Year Ended
December 31,

2002	$461
2003	$461
2004	$461
2005	$461
2006	$461
Thereafter	$201

7. Credit Facility

On August 31, 2000, we entered into a Revolving Credit Agreement with Union Bank of California and BNP Paribas. Under the terms of the Revolving Credit Agreement, as amended, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35.0 million through September 30, 2002 subject to the following:

We were permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $35.0 million between August 1, 2001 and January 31, 2002; we may maintain $20.0 million between February 1, 2002 and August 31, 2002; and we may maintain $35.0 million between September 1, 2002 and September 30, 2002. In addition, our outstanding borrowings could not exceed $10.0 million for the period of August 1, 2001 through October 31, 2001; $30.0 million for the period of November 1, 2001 through December 31, 2001; and $20.0 million for the period of January 1, 2002 through January 31, 2002. Our outstanding borrowings cannot exceed $10.0 million for the period of February 1, 2002 to September 30, 2002.

We must not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limit the ability for us to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.8% at June 30, 2002) or (b) the London Interbank Offered Rate (1.84% at June 30, 2002) plus 1.85%. As of June 30, 2002, we had approximately $6.2 million in obligations with respect to outstanding letters of credit and no outstanding borrowings. As of December 31, 2001, we had approximately $6.8 million in obligations with respect to outstanding letters of credit and no outstanding borrowings.

8. Commitments and Contingencies

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

9. Capital Stock Transactions

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend distributed on April 9, 2002, to stockholders of record as of the close of business on March 26, 2002 (the “Dividend”). All references in the accompanying consolidated financial statements to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding. In addition, stockholders’ equity has been restated to give retroactive recognition to the stock split by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the split. The terms of our Amended and Restated Rights Agreement was adjusted to take into account the Dividend.

10. Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Net income used to compute basic and diluted earnings per share	$2,291	$3,454	$5,055	$4,315

Weighted average number of shares outstanding — basic	39,392	32,028	39,231	31,448
Dilutive effect of stock options and warrants	2,660	2,977	2,660	2,862

Number of shares used to compute earnings per share — diluted	42,052	35,005	41,891	34,310

Stock options to purchase 645,000 and 638,000 shares of common stock in the three months and six months ended June 30, 2002, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock. There were no anti-dilutive stock options in the three months and six months ended June 30, 2001.

11. Comprehensive Income

The table below presents the components of our comprehensive income for the three and six months ended June 30, 2002 and 2001, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

Net income	$2,291	$3,454	$5,055	$4,315
Other comprehensive income (loss)
Foreign currency translation adjustment	2,569	(287)	2,143	(1,068)
Unrealized gain (loss) on investments	552	—	(441)	—

Other comprehensive income (loss)	3,121	(287)	1,702	(1,068)

Comprehensive income	$5,412	$3,167	$6,757	$3,247

12. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We have adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. We completed our impairment test for goodwill as of June 30, 2002. There was no impairment of goodwill upon adoption of SFAS 142. We will perform our annual impairment review during the second quarter of each year, commencing in the second quarter of 2003.

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

In April 2001, the Emerging Issues Task Force issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (codified in EITF No. 01-09), which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We have adopted EITF 00-25 effective January 1, 2002. The adoption of EITF 00-25 did not have a material impact on our financial statements.

13. Subsequent Event

On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (“ValuSoft”), a publisher and developer of consumer-priced interactive entertainment and productivity software. We paid $9.7 million in cash and issued approximately 167,000 shares of our common stock as part of the initial purchase price. In addition, ValuSoft is entitled to additional consideration of up to $11 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002. The annual payments of the additional consideration, if any, range from $1 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation “Management Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in THQ’s Prospectus dated March 26, 2002, as filed with the Securities and Exchange Commission on March 27, 2002. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report.

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

Our software is based on intellectual property licensed or assigned from third parties or created internally. We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our portfolio of licensed brands includes World Wrestling Entertainment, Rugrats, SpongeBob SquarePants, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers, Britney Spears, Disney/Pixar’s Monsters, Inc. and others.

We recently entered into an agreement with Disney/Pixar that grants us the exclusive worldwide rights to develop and publish games based on three future Disney/Pixar properties for all game platforms.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us. Our original brands include Red Faction™, MX and Summoner®. Other than games that we release on PCs, the manufacturers or their authorized vendors manufacture all of our products for us.

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

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a developer to create a game based on original content. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See — Critical Accounting Policies — “Licenses” and “Software Development.” We also develop games internally through our development studios Cranky Pants Games, Genetic Anomalies,

Inc. (“GA”), Heavy Iron Studios® (“Heavy Iron”), Helixe, Outrage® Games (“Outrage”), Pacific Coast Power & Light Co.® (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios, (“Rainbow”) and Volition, Inc. (“Volition”). After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers’ locations at their expense.

Unfilled sales orders are commonly referred to as backlog. Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods. Accordingly, we do not report the amount of our unfilled sales orders.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Licenses. Minimum guaranteed payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor. When significant performance remains with the licensor, we record payments as an asset (licenses) when paid. Payments for intellectual property licenses are classified as current assets and current liabilities to the extent they relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if the sales are anticipated after one year.

Licenses are expensed to license amortization and royalties at the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are attributable to changes in market conditions or product quality considerations. As of June 30, 2002, the net carrying value of our licenses was $48.8 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software Development. We utilize both independent software developers and internal development teams to develop our software. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to independent software developers and the direct payroll costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not met are charged immediately to product development expense.

Capitalized software development is expensed to software development amortization at the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold, whichever is higher. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are attributable to changes in market conditions or product quality considerations. As of June 30, 2002, the net carrying value of our software development was $51.9 million. If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with our retailers and distributors do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors), when demand for specific games falls below expectations, in order to maintain our relationships with our customers. These accommodations include negotiated price discounts and credits against future orders and not requiring that all booked orders be filled. We may also permit the return of products. Arrangements made with distributors and retailers for PC titles do customarily require us to accept product returns.

At the time of product shipment, we establish allowances based on estimates of future returns and customer accommodations with respect to such products. These allowances are taken as deductions against gross sales except for the advertising allowance, which we expense to selling and marketing. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. We also establish allowances for doubtful accounts based on estimates of future bad debts based on customer credit ratings, historical experience and other factors. The allowance for doubtful accounts is expensed to general and administrative expense. For the three months ended June 30, 2002 and 2001, we took provisions for future returns, customer accommodations and doubtful accounts of approximately $13.2 million and $7.4 million, respectively, during such periods. For the six months ended June 30, 2002 and 2001, we took provisions for future returns, customer accommodations and doubtful accounts of approximately $25.6 million and $14.4 million, respectively, during such periods. As of June 30, 2002 and December 31, 2001, our aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts were approximately $31.5 million and $40.6 million, respectively.

The identification by us of slow-moving or obsolete inventory requires us to write-down the value of such inventory to its estimated net realizable value. The write-down of the value of such inventory is expensed to cost of sales. For the three and six months ended June 30, 2002 and 2001, the write-downs were immaterial.

Recently Issued Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We have adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. We tested our goodwill for impairment as of June 30, 2002. There was no impairment of goodwill upon adoption of SFAS 142. We will perform our annual impairment review during the second quarter of each year, commencing in the second quarter of 2003.

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

In April 2001, the Emerging Issues Task Force issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (codified in EITF No. 01-09), which states that consideration from a vendor to a reseller of the vendor’s products is presumed to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. That presumption is overcome and the consideration can be categorized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration. That benefit must meet certain conditions described in EITF 00-25. We have adopted EITF 00-25 effective January 1, 2002. The adoption of EITF 00-25 did not have a material impact on our financial statements.

Euro Currency Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for cash transactions. From January 1, 1999 through January 1, 2002, participating countries could have maintained their national (“legacy”) currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins were issued, and legacy currencies were scheduled to be withdrawn from circulation on July 1, 2002. Our operating subsidiaries in the United Kingdom, Germany and France have been affected by the Euro conversion and have established plans to address any business issues raised including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near-term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the Euro currency conversion did not have a material impact on our financial position or results of operations.

Results of Operations

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
Platform Revenue Mix	June 30,		June 30,

	2002	2001	2002	2001

Sony PlayStation 2	27.4%	37.4%	20.1%	20.8%
Sony PlayStation	8.4	14.5	10.1	23.2
Nintendo Game Boy Advance	27.0	9.8	31.6	4.7
Nintendo Game Boy Color	1.6	24.2	4.8	29.5
Nintendo GameCube	18.7	—	14.1	—
Nintendo 64	—	7.0	0.2	14.4
Microsoft Xbox	9.0	—	10.7	—
PC	6.9	6.6	7.2	5.9
Other	1.0	0.5	1.2	1.5

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth our net sales by platform for the three months ended June 30, 2002 and 2001:

Net Sales for the Three Months Ended	June 30,	June 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

Sony PlayStation 2	$23,552	$20,662	$2,890	14.0%
Sony PlayStation	7,248	7,979	(731)	(9.2)%
Nintendo Game Boy Advance	23,161	5,411	17,750	328.0
Nintendo Game Boy Color	1,352	13,339	(11,987)	(89.9)%
Nintendo GameCube	15,997	—	15,997	N/A
Nintendo 64	—	3,880	(3,880)	(100.0)%
Microsoft Xbox	7,737	—	7,737	N/A
PC CD-ROM	5,917	3,662	2,255	61.6%
Other	798	303	495	163.4

Net Sales	$85,762	$55,236	$30,526	55.3%

The following table sets forth our net sales by platform for the six months ended June 30, 2002 and 2001:

Net Sales for the Six Months Ended	June 30,	June 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

Sony PlayStation 2	$33,325	$23,761	$9,564	40.3%
Sony PlayStation	16,752	26,619	(9,867)	(37.1)%
Nintendo Game Boy Advance	52,278	5,411	46,867	866.1
Nintendo Game Boy Color	7,896	33,766	(25,870)	(76.6)%
Nintendo GameCube	23,287	—	23,287	N/A
Nintendo 64	320	16,463	(16,143)	(98.1)%
Microsoft Xbox	17,708	—	17,708	N/A
PC CD-ROM	11,855	6,799	5,056	74.4%
Other	2,022	1,745	277	15.9%

Net Sales	$165,443	$114,564	$50,879	44.4%

Sony PlayStation 2 Net Sales

We released three new PlayStation 2 titles including Britney’s Dance Beat, Scooby-Doo! Night of 100 Frights and MX Superfly featuring Ricky Carmichael, in the three months ended June 30, 2002, whereas we had two new releases in the same period of 2001 (Red Faction and MX 2002 featuring Ricky Carmichael). In the six months ended June 30, 2002, we released four PlayStation 2 titles; in the same period of 2001, we released two PlayStation 2 titles.

Sony PlayStation Net Sales

We did not release any PlayStation products in the three months and six months ended June 30, 2002, whereas we released one PlayStation title in the three months ended June 30, 2001 and four PlayStation titles in the six months ended June 30, 2001. Due to the transition to the next generation of hardware, we do not anticipate having any new releases of PlayStation products in the future, but we do not anticipate that this will have a material effect on our overall net sales because of the increase in PlayStation 2 net sales and the continued demand for our current PlayStation catalogue titles in the children’s genre.

Nintendo Game Boy Advance Net Sales

We released seven Game Boy Advance titles during the three months ended June 30, 2002 including Spirit: Stallion of the Cimarron, Hey Arnold! The Movie, Star Wars Episode 2: Attack of the Clones and Scooby-Doo! The Movie and also had continued strong sales of Sonic Advance which we released in the first quarter of 2002. For the six months ended June 30, 2002, we released 14 Game Boy Advance titles. During the three months and six months ended June 30, 2001, we released only one Game Boy Advance title, GT Advance Championship Racing, as the Game Boy Advance platform launched in June 2001.

Nintendo Game Boy Color Net Sales

Game Boy Color net sales decreased during the three months and six months ended June 30, 2002, as compared to the same periods of 2001, due to the introduction of the Game Boy Advance platform. We had no new releases of Game Boy Color titles in the three months and six months ended June 30, 2002, whereas we released four Game Boy Color titles in the three months ended June 30, 2001 and eight Game Boy Color titles in the six months ended June 30, 2001. We do not anticipate releasing new titles for the Game Boy Color platform in the future, but we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo Game Boy Advance net sales.

Nintendo GameCube Net Sales

We released three GameCube titles WWE Wrestlemania X8, MX Superfly featuring Ricky Carmichael and Tetris Worlds in the three months ended June 30, 2002. We had no releases of GameCube titles in the three months and six months ended June 30, 2001 as the GameCube platform did not launch until November 2001.

Nintendo 64 Net Sales

We did not release any Nintendo 64 (“N64”) products in the three months and six months ended June 30, 2002. We had no new releases of N64 titles in the three months ended June 30, 2001 and we released two N64 titles in the six months ended June 30, 2001. Due to the transition to the next generation of hardware, we do not anticipate having any new releases of N64 products in the future, but we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo GameCube net sales.

Microsoft Xbox

We released two Xbox titles in the three months ended June 30, 2002, MotoGp and Tetris Worlds. We released four Xbox titles in the six months ended June 30, 2002 including WWF Raw. We had no releases of Xbox titles in the three months and six months ended June 30, 2001 as the Xbox platform did not launch until November 2001.

PC CD-ROM Net Sales

The increase in PC CD-ROM net sales for the three months and six months ended June 30, 2002 as compared to the same periods of 2001 can be attributed to the release of MotoGp and Britney’s Dance Beat and the continued strong sales of previously released titles including Jimmy Neutron: Boy Genius and Bob The Builder: Can We Fix It?.

Sales by Territory

The following table sets forth, for the three months ended June 30, 2002 and 2001, our sales for the North America and international territories:

Net Sales for the Three Months Ended	June 30,	June 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

North America	$68,442	$33,085	$35,357	106.9%
International	17,320	22,151	(4,831)	(21.8)%

Net Sales	$85,762	$55,236	$30,526	55.3%

The following table sets forth, for the six months ended June 30, 2002 and 2001, our sales for the North America and international territories:

Net Sales for the Six Months Ended	June 30,	June 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

North America	$124,981	$71,532	$53,449	74.7%
International	40,462	43,032	(2,570)	(6.0)%

Net Sales	$165,443	$114,564	$50,879	44.4%

North America Net Sales

     The increase in net sales in North America for the three months ended June 30, 2002 as compared to the same period of 2001 was primarily due to:

•	The release of seven Game Boy Advance titles including Hey Arnold! The Movie, Star Wars Episode 2: Attack of the Clones and Scooby-Doo! The Movie.

•	The release of three PlayStation 2 titles: Britney’s Dance Beat, Scooby-Doo! Night of 100 Frights and MX Superfly featuring Ricky Carmichael.

•	The release of WWE Wrestlemania X8 and MX Superfly featuring Ricky Carmichael for the GameCube.

This increase was offset by a decrease in N64 net sales and a decrease in Game Boy Color net sales, each related to the industry’s transition to next generation hardware.

The increase in net sales in North America for the six months ended June 30, 2002 as compared to the same period of 2001 was primarily due to:

•	The release of 14 Game Boy Advance titles including Sonic Advance, Star Wars Episode 2: Attack of the Clones and continued strong sales of Disney/Pixar’s Monsters, Inc. which was released on October 2001.

•	The release of four PlayStation 2 titles: Britney’s Dance Beat, Scooby-Doo! Night of 100 Frights, Tetris Worlds and MX Superfly featuring Ricky Carmichael.

•	The release of WWF Raw for Xbox.

•	The release of WWE Wrestlemania X8 for GameCube.

This increase was offset by a decrease in N64 net sales and a decrease in Game Boy Color net sales, each related to the industry’s transition to next generation hardware.

International Net Sales

The decrease in net sales in the international territories for the three months and six months ended June 30, 2002 as compared to the same periods of 2001 was primarily due to the delayed release of key titles such as WWE Wrestlemania X8, WWF Raw, MX Superfly featuring Ricky Carmichael and Scooby-Doo! Night of 100 Frights, which we plan to release in the second half of 2002 in our international territories. International net sales have also decreased due to the industry’s transition to next generation hardware, which is still at an early stage in these territories and decreased demand for games for legacy platforms.

Costs and Expenses, Interest Income — net, Other Expenses and Income Taxes

Information about our costs and expenses, interest income — net, other expenses and income taxes for the three months and six months ended June 30, 2002 and 2001 is presented below:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Costs and expenses:
Cost of sales	37.9%	42.6%	40.0%	45.3%
License amortization and royalties	8.3	8.1	8.6	8.1
Software development amortization	13.5	6.5	13.5	7.9
Product development	10.5	8.8	10.1	8.7
Selling and marketing	13.3	14.4	12.8	13.6
Payment to venture partner	1.7	0.6	1.8	1.5
General and administrative	7.4	10.0	7.5	10.0

Total costs and expenses	92.6	91.0	94.3	95.1

Income from operations	7.4	9.0	5.7	4.9
Interest income, net	1.8	1.1	1.7	1.1
Other expenses	(3.5)	—	(1.8)	—

Income before income taxes	5.7	10.1	5.6	6.0
Income taxes	3.0	3.8	2.6	2.2

Net income	2.7%	6.3%	3.0%	3.8%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the three months and six months ended June 30, 2002 compared to the same periods of 2001 as a result of an increase in sales from next generation console games that carry higher profit margins than handheld games and games on legacy platforms.

License Amortization and Royalties

License amortization and royalties remained relatively constant as a percentage of net sales for the three months and six months ended June 30, 2002 and the same periods in 2001.

Software Development Amortization

Software development amortization increased as a percentage of net sales for the three months and six months ended June 30, 2002 compared to the same periods of 2001 primarily due to an increase in the percentage of next generation console games sold during the period, which have longer development cycles and higher development costs than handheld games and games on legacy platforms.

Product Development

Product development expenses increased as a percentage of net sales for the three months and six months ended June 30, 2002 compared to the same periods of 2001. This increase is primarily due to the addition of three new development studios: Rainbow, Outrage and Cranky Pants. We have also increased the number of personnel in our corporate product development department to support the launch of four new hardware platforms and the increased number of titles under development. We also had increased expenses for our wireless division.

Selling and Marketing

Selling and marketing expenses increased by $3.5 million for the three months ended June 30, 2002 and by $5.6 million for the six months ended June 30, 2002 as compared to the same periods of 2001. This increase is directly related to the increase in net sales. Selling and marketing expenses have remained relatively constant as a percentage of net sales for the three months and six months ended June 30, 2002 and 2001.

Payment to Venture Partner

The payment to JAKKS Pacific, Inc. (“JAKKS”) has increased in absolute dollars and as a percentage of total net sales for the three months ended June 30, 2002 compared to the same period of 2001 due to the increased sales resulting from the release of WWE Wrestlemania X8 on GameCube in June 2002. For the six months ended June 30, 2002, payment to JAKKS increased in both dollars and as a percentage of net sales due to the increased sales resulting from the releases of WWF Raw and WWE Wrestlemania X8. We did not release a World Wrestling Entertainment title in the first half of 2001. For the year ended December 31, 2002, we expect the expense to decrease as a percentage of net sales as we continue to diversify our product portfolio.

General and Administrative

General and administrative expenses remained relatively constant in absolute dollars but decreased as a percentage of net sales for the three months and six months ended June 30, 2002 compared to the same periods of 2001. This decrease as a percentage of net sales is primarily due to an increase in our sales for the three months and six months ended June 30, 2002.

Interest Income, net

Interest income, net increased for the three months and six months ended June 30, 2002 compared to the same periods of 2001 as a result of higher average cash, cash equivalents and short-term investment balances due to the proceeds from our public offering on November 13, 2001.

Other Expenses

Other expenses represents the $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.)

Income Taxes

The effective tax rate for the six months ended June 30, 2002 was 45.6%. This is due to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom. We expect our effective tax rate for the second half of 2002 to be 37.5%. The effective tax rate for the full year of 2001 was 36.5%.

Liquidity and Capital Resources

Our principal uses of cash are product purchases, payments to licensors, payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

Our cash, cash equivalents and short-term investments increased to $228.6 million during the six months ended June 30, 2002. Cash, cash equivalents and short-term investments were $217.4 million as of August 9, 2002. Cash provided by operating activities for the six months ended June 30, 2002 was $19.9 million.

We entered into approximately nine new license agreements during the six months ended June 30, 2002 with potential obligations of approximately $73.8 million. As of August 9, 2002, we had obligations with respect to future potential license payments of approximately $69.1 million.

We used approximately $31.2 million to fund external and internal software development of approximately 106 games during the six months ended June 30, 2002 and used approximately $22.2 million to fund external and internal development of approximately 56 games during the same period in 2001.

The amount of our accounts receivable is subject to significant seasonal variations as a consequence of the seasonality of our sales and is typically highest at the end of the year.

Accordingly, we believe that our cash, cash equivalents and short-term investments, funds provided by operations and our borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and payments for licenses and software development.

Guarantees and Commitments. In addition to the future guaranteed minimum license payments mentioned above, we have various operating lease commitments of $13.8 million expiring at various times through 2012. We also have advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 10% of net sales related to the license. We estimate that our minimum commitment for advertising in 2002 will be approximately $15-$20 million. As of June 30, 2002, we had approximately $6.2 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

Credit Facilities. On August 31, 2000, we entered into a Revolving Credit Agreement with Union Bank of California and BNP Paribas. Under the terms of the Revolving Credit Agreement, as amended, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35.0 million through September 30, 2002 subject to the following:

We were permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate up to $35.0 million between August 1, 2001 and January 31, 2002; we may maintain $20.0 million between February 1, 2002 and August 31, 2002; and we may maintain $35.0 million between September 1, 2002 and September 30, 2002. In addition, our outstanding borrowings could not exceed $10.0 million for the period of August 1, 2001 through October 31, 2001; $30.0 million for the period of November 1, 2001 through December 31, 2001; and $20.0 million for the period of January 1, 2002 through January 31, 2002. Our outstanding borrowings cannot exceed $10.0 million for the period of February 1, 2002 to September 30, 2002.

We must not have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.8% at June 30, 2002) or (b) the London Interbank Offered Rate (1.84% at June 30, 2002) plus 1.85%.

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

As a result of the Dividend and in accordance with the Certificate of Designation, as amended, establishing the Preferred Stock (the “Certificate of Designation,” which is Exhibit A to the Amended and Restated Rights Agreement), effective as of the payment of the Dividend: (i) each share of Preferred Stock when issued will be entitled to quarterly dividends equal to 1,500 times the aggregate per share amount of all dividends declared on the common stock during the quarter, (ii) each share of Preferred Stock when issued will be entitled to 1,500 votes on all matters submitted to a vote of our stockholders, (iii) the “adjustment number” (as defined in the Certificate of Designation) used in Section 6 of the Certificate of Designation for calculating the liquidation amount for Preferred Stock will be changed from 1,000 to 1,500 and (iv) in the event of a consolidation, merger, combination or similar transaction, each share of Preferred Stock outstanding at that time, if any, will be exchanged or changed into an amount per share equal to 1,500 times the amount of capital stock, securities, cash or other property for which each share of common stock is exchanged or changed. The description of the Rights contained herein does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Rights Agreement and the Certificate of Designation.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Shareholders on May 20, 2002. The following matters were decided:

1. Five directors were elected:

	Votes	Votes
	For	Withheld

Brian J. Farrell	18,769,873	4,320,063
Jeffrey C. Lapin	18,755,355	4,334,581
Lawrence Burstein	22,949,233	140,703
James L. Whims	22,949,948	139,988
L. Gregory Ballard	22,948,769	141,167

2. A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2002 was approved by a vote of 22,071,865 for, 1,008,953 against, and 9,118 abstaining.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number		Title

3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).
3.2		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
3.4		Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).
3.5		Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959)).
3.6		Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
3.7		Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-15959), filed on August 28, 2001).
3.8		First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A (file No. 000-18813), filed on April 12, 2002).
10.1	*	Eighth Amendment to Revolving Credit Agreement, dated as of May 1, 2002, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.
10.2	*	Ninth Amendment to Revolving Credit Agreement, dated as of July 26, 2002, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A.
99.1	*	Certification of Brian J. Farrell, Chief Executive Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2	*	Certification of Fred A. Gysi, Chief Financial Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

     (b)  Reports on Form 8-K.

Current Report on Form 8-K/A dated April 12, 2002, reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002	THQ INC.

	By:	/s/ Brian J. Farrell

Brian J. Farrell Chairman of the Board, President and Chief Executive Officer

THQ INC.

	By:	/s/ Fred Gysi

Fred Gysi Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)