Form 10-Q
period 2002-09-30
THQ INC
filed 2002-11-14
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-18813

THQ INC.
(Exact Name of Registrant as Specified in Its Charter)

_______________

Delaware	13-3541686
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

27001 Agoura Road
Calabasas Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 871-5000
_______________

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

Common stock, $0.01 par value: 39,696,644 shares (as of November 11, 2002).

Part I — Financial Information
Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Disclosure Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
EXHIBIT 10.11
EXHIBIT 10.12
Exhibit 99.1
Exhibit 99.2

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,169	$171,059
Short-term investments	139,870	35,106

Cash, cash equivalents and short-term investments	206,039	206,165
Accounts receivable net of allowances of $37,673 and $40,616, respectively	68,110	126,011
Inventory, net	24,037	9,917
Licenses	19,274	16,758
Software development	55,473	34,664
Income taxes receivable	—	290
Prepaid expenses and other current assets	9,514	7,498

Total current assets	382,447	401,303
Property and equipment, net	15,777	13,891
Licenses, net of current portion	28,672	8,345
Software development, net of current portion	4,746	4,466
Goodwill, net	60,322	48,202
Other long-term assets, net	8,142	11,759

TOTAL ASSETS	$500,106	$487,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,876	$27,186
Accrued expenses	15,294	22,944
Accrued royalties	23,348	30,001
Income taxes payable	2,351	—
Deferred income taxes	1,629	1,567

Total current liabilities	61,498	81,698
Accrued royalties, net of current portion	14,925	6,686
Deferred income taxes	1,130	720
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 75,000,000 shares authorized; 39,578,987 and 38,979,747 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	396	390
Additional paid-in capital	329,045	316,758
Accumulated other comprehensive loss	(648)	(2,187)
Retained earnings	93,760	83,901

Total stockholders’ equity	422,553	398,862

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,106	$487,966

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	(Unaudited)		(Unaudited)
	2002	2001	2002	2001

Net sales	$97,335	$68,045	$262,778	$182,609
Costs and expenses:
Cost of sales	37,006	29,378	103,182	81,262
License amortization and royalties	8,015	6,616	22,178	15,876
Software development amortization	12,982	6,774	35,370	15,825
Product development	9,979	5,554	26,647	15,513
Selling and marketing	13,838	9,952	35,018	25,563
Payment to venture partner	1,044	342	4,116	2,105
General and administrative	8,288	4,922	20,687	16,384

Total costs and expenses	91,152	63,538	247,198	172,528

Income from operations	6,183	4,507	15,580	10,081
Interest income, net	1,257	608	4,158	1,915
Other expenses	—	—	(3,006)	—

Income before income taxes	7,440	5,115	16,732	11,996
Income taxes	2,636	1,901	6,873	4,468

Net income	$4,804	$3,214	$9,859	$7,528

Net income per share — basic	$.12	$.10	$.25	$.24

Net income per share — diluted	$.12	$.09	$.24	$.22

Shares used in per share calculation — basic	39,633	32,428	39,366	31,778

Shares used in per share calculation — diluted	41,464	35,333	41,742	34,654

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	For the Year Ended December 31, 2001 and the Nine Months Ended September 30, 2002

			(Unaudited)
				Accumulated
			Additional	Other
	Common	Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Loss	Earnings	Total

Balance at January 1, 2001	30,690,807	$307	$85,645	$(1,715)	$47,888	$132,125
Exercise of warrants and options	2,405,413	24	16,697	—	—	16,721
Issuance of common stock from secondary offering	4,596,222	46	154,559	—	—	154,605
Issuance of common stock for Rainbow acquisition	1,287,305	13	48,635	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:
Net income	—	—	—	—	36,013	36,013
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain on investments	—	—	—	231	—	231

Comprehensive income						35,541

Balance at December 31, 2001	38,979,747	390	316,758	(2,187)	83,901	398,862
Exercise of warrants and options	514,340	5	5,213	—	—	5,218
Adjustments related to secondary offering	—	—	52	—	—	52
Stock repurchase	(81,700)	(1)	(1,920)			(1,921)
Issuance of common stock for ValuSoft acquisition	166,600	2	4,626			4,628
Adjustments related to Rainbow acquisition	—	—	(82)	—	—	(82)
Issuance of warrants	—	—	1,213	—	—	1,213
Stock compensation	—	—	141	—	—	141
Tax benefit related to the exercise of employee stock options	—	—	3,044	—	—	3,044
Comprehensive income:
Net income	—	—	—	—	9,859	9,859
Other comprehensive income
Foreign currency translation adjustment	—	—	—	2,631	—	2,631
Unrealized loss on investments	—	—	—	(1,092)	—	(1,092)

Comprehensive income						11,398

Balance at September 30, 2002	39,578,987	$396	$329,045	$(648)	$93,760	$422,553

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,

	(Unaudited)
	2002	2001

Cash flows from operating activities:
Net income	$9,859	$7,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,686	3,486
Amortization of licenses and software development	41,589	18,709
Provision for doubtful accounts, discounts and returns	43,201	23,113
Loss on disposal of property and equipment	133	8
Stock compensation	141	224
Tax benefit related to the exercise of employee stock options	3,044	9,297
Deferred income taxes	57	356
Write-off of Network Interactive Sports Ltd.	3,006	—
Changes in operating assets and liabilities:
Accounts receivable	17,101	64,890
Inventory	(12,113)	(393)
Licenses	(31,358)	(22,762)
Software development	(52,876)	(35,783)
Prepaid expenses and other current assets	423	(11,057)
Accounts payable	(9,766)	(12,230)
Accrued expenses	(9,149)	(7,928)
Accrued royalties	1,547	(3,190)
Income taxes	2,771	(11,718)

Net cash provided by operating activities	12,296	22,550

Cash flows used in investing activities:
Proceeds from sale of property and equipment	—	57
Proceeds from sales and maturities of short-term investments	45,914	—
Purchases of short-term investments	(151,185)	—
Acquisition of property and equipment	(5,973)	(4,260)
Acquisition of ValuSoft, net of cash acquired	(9,373)	—
Investment in Network Interactive Sports Ltd.	(221)	(3,174)
(Increase) decrease in other long-term assets	(114)	461

Net cash used in investing activities	(120,952)	(6,916)

Cash flows used in financing activities:
Net decrease in short-term borrowings	—	(15,473)
Stock repurchase	(1,921)	—
Proceeds from issuance of common stock	52	—
Proceeds from exercise of warrants and options	5,218	13,046

Net cash provided by (used in) financing activities	3,349	(2,427)

Effect of exchange rate changes on cash	417	(123)

Net increase in cash and cash equivalents	(104,890)	13,084
Cash and cash equivalents — beginning of period	171,059	27,998

Cash and cash equivalents — end of period	$66,169	$41,082

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

2.	Cash, Cash Equivalents and Short-Term Investments

	As of	As of
	September 30,	December 31,
(In thousands)	2002	2001

Cash and cash equivalents	$66,169	$171,059
Short-term investments
Available for sale	139,870	30,106
Held to maturity	—	5,000

Short-term investments	139,870	35,106
Cash, cash equivalents and short-term investments	$206,039	$206,165

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. We invest in highly liquid debt instruments with strong credit ratings. The carrying amount of the investments approximates fair value due to their short maturity. Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income for investments classified as available-for-sale. The unrealized gains and (losses) for the three months and nine months ended September 30, 2002 were ($330,000) and ($507,000). Investments in held-to-maturity instruments are stated at cost. The investment in Yuke’s Co., Ltd. is also classified as available-for-sale and is included in other long-term assets in the accompanying balance sheets. The unrealized holding gain (loss) on the investment in Yuke’s Co., Ltd. at September 30, 2002 and December 31, 2001 was ($585,000) and $249,000, respectively.

3.	Business Combination

ValuSoft. On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (“ValuSoft”), a publisher and developer of consumer-priced interactive entertainment and productivity software. The results of ValuSoft’s operations have been included in the consolidated financial statements since that date. This acquisition has provided us with a channel for consumer-priced personal computer products. We paid $9.7 million in cash and issued approximately 167,000 shares of our common stock as the initial purchase price. In addition, ValuSoft is entitled to additional consideration of up to $11 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002. The annual payments of the additional consideration, if any, range from $1 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock.

The acquisition has been accounted for using the purchase method under SFAS No. 141. The purchase price was determined based on the average market price of our common stock over the two-day period before and after July 1, 2002. The purchase price includes actual and estimated transaction costs and an adjustment for ValuSoft’s accounts receivable and estimated net book value at July 1, 2002. The allocation of the purchase price is based on studies and valuations that are currently being finalized. We do not believe that the final purchase price allocation will produce materially different results than those reflected below. The allocation of the purchase price is as follows:

Estimated Fair value (in thousands)
Tangible assets acquired	$2,837
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	12,040

Purchase price	$14,537

The following unaudited pro forma financial information for the three and nine months ended September 30, 2002 and 2001 assumes the purchase of substantially all the assets of ValuSoft, Inc. and the purchase of Rainbow Multimedia Group, Inc., (which occurred on December 21, 2001), had occurred as of the beginning of the respective periods. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of the assets been consummated on the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Revenue	$97,335	$75,477	$273,831	$206,992
Net income	4,804	4,052	11,449	11,778
Basic earnings per share	0.12	0.12	0.29	0.35
Diluted earnings per share	0.12	0.11	0.27	0.33

4.	Licenses

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

Licenses are expensed to license amortization and royalties at the higher of the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are typically attributable to changes in market conditions or product quality considerations.

The gross carrying value of our licenses was $92.0 million and the related accumulated amortization was $44.1 million at September 30, 2002. For the three months and nine months ended September 30, 2002, our aggregate amortization expense was $2.4 million and $9.7 million, respectively. We estimate that the current portion of licenses, $19.3 million, will be amortized over the next twelve months. We estimate that licenses, net of current portion, $28.7 million, will be amortized after September 30, 2003 over varying periods, depending on the release dates of the related products.

5. Software Development

We utilize both independent software developers and internal development teams to develop our software. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to independent software developers and the direct payroll costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development.

Capitalized software development is expensed to software development amortization at the higher of the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are typically attributable to changes in market conditions or product quality considerations.

The gross carrying value of our software development was $130.5 million and the related accumulated amortization was $70.3 million at September 30, 2002. For the three months and nine months ended September 30, 2002, our aggregate amortization expense was $11.2 million and $31.6 million, respectively. We estimate that the current portion of software development, $55.5 million, will be amortized over the next twelve months. We estimate that software development, net of current portion, $4.7 million, will be amortized after September 30, 2003 over varying periods of time, depending on the release dates of the related products.

6.	Goodwill and Other Intangible Assets

In accordance with the adoption of SFAS No. 142, on January 1, 2002, we no longer amortize goodwill. The following table reconciles net income and earnings per share as reported for the three months and nine months ended September 30, 2002 and 2001 to net income and earnings per share, as adjusted to exclude goodwill amortization.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Reported net income	$4,804	$3,214	$9,859	$7,528
Add back: Goodwill amortization	—	52	—	156

Adjusted net income	$4,804	$3,266	$9,859	$7,684

Basic earnings per share:
Reported net income	$.12	$.10	$.25	$.24
Goodwill amortization	—	—	—	—

Adjusted net income	$.12	$.10	$.25	$.24

Diluted earnings per share:
Reported net income	$.12	$.09	$.24	$.22
Goodwill amortization	—	—	—	—

Adjusted net income	$.12	$.09	$.24	$.22

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

Balance at December 31, 2001	$48,202
ValuSoft acquisition	12,040
Adjustments related to Rainbow acquisition	16
Effect of foreign currency exchange rates	64

Balance at September 30, 2002	$60,322

Other intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets. Other intangible assets are as follows:

Other Intangible Assets

		September 30, 2002		December 31, 2001

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Useful Lives	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Trade secrets	5 years	$1,800	$(270)	$1,800	$—
Non-compete /
Employment contracts	6.5 years	706	(81)	706	—

Subtotal		2,506	(351)	2,506	—
Unamortized intangible assets
Trade name	indefinite	1,025	N/A	1,025	N/A

Total		$3,531	$(351)	$3,531	$—

For the three months and nine months ended September 30, 2002, our aggregate amortization expense related to other intangible assets was $117,000 and $351,000, respectively.

Estimated Amortization Expense

(In thousands):
For the Year Ended
December 31,

2002	$461
2003	$461
2004	$461
2005	$461
2006	$461
Thereafter	$201

7.	Credit Facility

On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement with Union Bank of California. Under the terms of the Amended and Restated Revolving Credit Agreement, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35 million through August 31, 2004.

We are permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate as follows (in thousands):

September 27, 2002 - January 31, 2003	$35,000
February 1, 2003 - August 31, 2003	$20,000
September 1, 2003 - January 31, 2004	$35,000
February 1, 2004 - August 31, 2004	$20,000

In addition, our outstanding borrowings cannot exceed the following amounts (in thousands):

September 27, 2002 - October 31, 2002	$10,000
November 1, 2002 - January 31, 2003	$20,000
February 1, 2003 - October 31, 2003	$10,000
November 1, 2003 - January 31, 2004	$20,000
February 1, 2004 - August 31, 2004	$10,000

We are not permitted to have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants, which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.8% at September 30, 2002) or (b) the London Interbank Offered Rate (1.8% at September 30, 2002) plus 1.85%. As of September 30, 2002, we had approximately $7.2 million in obligations with respect to outstanding letters of credit and no outstanding borrowings. As of December 31, 2001, we had approximately $6.8 million in obligations with respect to outstanding letters of credit and no outstanding borrowings.

8.	Commitments and Contingencies

Advertising. We have certain minimum advertising commitments under most of our major license agreements. The minimum commitments generally range from 2% to 10% of net sales related to the respective license. We estimate that our minimum commitment for advertising in 2002 to be approximately $15-$20 million. We also have a commitment for $4.8 million under a sponsorship agreement. The payments under the agreement will be spread equally over the next three years.

Warrants. We are committed under various license and software development agreements to issue warrants to purchase a total of approximately 430,000 shares of common stock. At this time, the warrant terms related to these various agreements are being negotiated. We will record the fair market value of these warrants when the terms are finalized.

Legal Proceedings. We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. Factual discovery has been completed, and the defendants have filed a motion seeking summary judgment. Plaintiffs have not yet filed a response to the summary judgment motion, which is scheduled to be heard on February 10, 2003. Trial is currently scheduled to begin on April 1, 2003. In the pending summary judgment motion, we and all of the individual defendants have taken the position that this lawsuit is without merit. At this stage, however, we cannot predict the likely outcome of this motion or of the litigation.

As a result of an action in the United Kingdom by the World Wide Fund for Nature (the “Fund”) against the World Wrestling Entertainment, Inc. (the “WWE”) the use of the initials “WWF” is prohibited directly or indirectly by the WWE after November 10, 2002. Accordingly, on November 10, 2002, upon instruction from the WWE, we ceased sales at least temporarily of certain of our interactive entertainment software games containing the “WWF” brand. These games contain artwork files with the initials WWF and/or the WWF logo that cannot practicably be removed from the games. We (through our joint venture THQ/JAKKS Pacific LLC (“THQ/JAKKS”)) have pending an Application for relief from the order. In addition, since October 2002 we have been incorporating the “WWE” brand in place of the “WWF” brand in all of the new wrestling games that we publish, including the recently published WWE Road to WrestleMania X8 for Game Boy Advance and WWE SmackDown! Shut Your Mouth for PlayStation 2. We presently have approximately $1.6 million of games that contain the “WWF” brand in inventory that we may be required to write-down if we are unsuccessful in our bid for relief from the injunction. We are exploring other solutions to remedy any adverse impact of the injunction against the WWE. The consumer products license agreement with the WWE contains a provision that may entitle THQ/JAKKS, among other things, to indemnification against certain losses arising out of the claims raised by the Fund against the WWE relating to the intellectual property licensed by THQ/JAKKS from the WWE.

We are involved in other routine litigation arising in the ordinary course of our business. In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

9.	Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25,000,000 of our common stock from time to time on the open market or in private transactions. During September 2002, we repurchased 81,700 shares of our common stock for $1.9 million.

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend distributed on April 9, 2002, to stockholders of record as of the close of business on March 26, 2002 (the “Dividend”). All references in the accompanying consolidated financial statements to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding. In addition, stockholders’ equity has been restated to give retroactive recognition to the stock split by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the split. The terms of our Amended and Restated Rights Agreement were adjusted to take into account the Dividend.

10.	Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Net income used to compute basic and diluted earnings per share	$4,804	$3,214	$9,859	$7,528

Weighted average number of shares outstanding — basic	39,633	32,428	39,366	31,778
Dilutive effect of stock options and warrants	1,831	2,905	2,376	2,876

Number of shares used to compute earnings per share — diluted	41,464	35,333	41,742	34,654

Stock options to purchase 3,471,000 and 1,608,000 shares of common stock in the three months and nine months ended September 30, 2002, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock. There were no anti-dilutive stock options in the three months and nine months ended September 30, 2001.

11.	Comprehensive Income

The table below presents the components of our comprehensive income for the three and nine months ended September 30, 2002 and 2001, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(In thousands)	2002	2001	2002	2001

Net income	$4,804	$3,214	$9,859	$7,528
Other comprehensive income (loss)
Foreign currency translation adjustment	26	759	2,631	(308)
Unrealized gain (loss) on investments	(189)	—	(1,092)	—

Other comprehensive income (loss)	(163)	759	1,539	(308)

Comprehensive income	$4,641	$3,973	$11,398	$7,220

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation “Management Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following: changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses. In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions. Specific information concerning these and other such factors is contained in our Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on August 16, 2002. A copy of this filing may be obtained by contacting us or the SEC. The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report.

The Company

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

Our software is based on intellectual property licensed or assigned from third parties or created internally. We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture. Our portfolio of licensed brands includes World Wrestling Entertainment, Rugrats, SpongeBob SquarePants, Scooby-Doo, Star Wars, Hot Wheels, Power Rangers, Disney/Pixar’s Monsters, Inc. and three future Disney/Pixar properties, as well as others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us. Our original brands include Red Faction®, MX and Summoner®. Other than games that we release on PCs, the manufacturers or their authorized vendors manufacture all of our products for us.

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

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a developer to create a game based on original content. These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties. See-Critical Accounting Policies — “Licenses” and “Software Development.” We also develop games internally through our development studios Cranky Pants Games (“Cranky Pants”), Genetic Anomalies, Inc. (“GA”), Heavy Iron Studios® (“Heavy Iron”), Helixe, Outrage® Games (“Outrage”), Pacific Coast Power & Light Co.® (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios, (“Rainbow”) and Volition, Inc. (“Volition”). After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title. Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer. Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France or Australia for foreign distribution. We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia. Foreign sales to distributors in other territories are shipped directly to the customers’ locations at their expense.

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

Manufacturer	Platform	Territory	Expiration Date(s)

Nintendo	Nintendo 64	North America, South America, Central America and Mexico	May 2003
Nintendo	Nintendo 64	Europe, Australia and New Zealand	January 2004
Nintendo	Game Boy Color	North America and Latin America	March 2004
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2002(1)
Nintendo	Game Boy Advance	Western Hemisphere	July 2004
Nintendo	Game Boy Advance(2)	Europe, Australia and New Zealand	(2)
Nintendo	GameCube	Western Hemisphere	April 2005
Nintendo	GameCube(2)	Europe, Australia and New Zealand	(2)
Sony	PlayStation	United States, Canada and Mexico	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2003
Sony	PlayStation 2(2)	Europe, Australia and New Zealand	(2)
Microsoft	Xbox	(3)	November 2004

(1)	The renewal for this agreement is in negotiation; terms to be determined.

(2)	In negotiation; terms to be determined.

(3)	The territory is determined on a title-by-title basis.

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

Discounts, Allowances and Returns; Inventory Management. In general, except for PC titles, our arrangements with retailers and distributors do not give them the right to return products to us (other than damaged or defective products) or to cancel firm orders. However, we sometimes negotiate accommodations to retailers (and, less often, to distributors) when demand for specific games falls below expectations, in order to maintain our relationships with our customers. These accommodations include negotiated price discounts and credits against future orders and not requiring that all booked orders be filled. We may also permit the return of products. Arrangements made with our distributors and retailers for PC titles do customarily require us to accept product returns.

At the time of product shipment, we establish allowances based on estimates of future returns and customer accommodations with respect to such products. These allowances are taken as deductions against gross sales except for the advertising allowance, which we expense to selling and marketing. We base this amount on our historical experience, retailer inventories, the nature of the titles and other factors. We also establish allowances for doubtful accounts based on estimates of future bad debts based on customer credit ratings, historical experience and other factors. The allowance for doubtful accounts is expensed to general and administrative expense. For the three months ended September 30, 2002 and 2001, we took provisions for future returns, customer accommodations and doubtful accounts of approximately $17.7 million and $8.9 million, respectively. For the nine months ended September 30, 2002 and 2001, we took provisions for future returns, customer accommodations and doubtful accounts of approximately $43.2 million and $23.1 million, respectively. As of September 30, 2002 and December 31, 2001, our aggregate reserves against accounts receivable for returns, customer accommodations and doubtful accounts were approximately $37.7 million and $40.6 million, respectively.

Our identification of slow-moving or obsolete inventory requires us to write-down the value of such inventory to its estimated net realizable value. The write-down of the value of such inventory is expensed to cost of sales. For the three and nine months ended September 30, 2002 and 2001, the write-downs were immaterial.

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

Licenses are expensed to license amortization and royalties at the higher of the contractual royalty rate based on actual net product sales or on the ratio of current units sold to total projected units sold. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to license amortization and royalties. Such charges are attributable to changes in market conditions or product quality considerations. As of September 30, 2002, the net carrying value of our licenses was $47.9 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software Development. We utilize both independent software developers and internal development teams to develop our software. We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to independent software developers and the direct payroll costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.

Capitalized software development is expensed to software development amortization at the higher of the contractual rate based on actual net product sales or on the ratio of current units sold to total projected units sold. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. Such charges are attributable to changes in market conditions or product quality considerations. As of September 30, 2002, the net carrying value of our software development was $60.2 million. If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial statements.

Results of Operations

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Platform Revenue Mix	2002	2001	2002	2001

Sony PlayStation 2	23.4%	19.4%	21.4%	20.3%
Sony PlayStation	10.2	10.8	10.1	18.7
Nintendo Game Boy Advance	24.8	33.5	29.1	15.7
Nintendo Game Boy Color	7.5	17.4	5.8	24.8
Nintendo GameCube	17.0	—	12.8	—
Nintendo 64	—	1.5	—	9.7
Microsoft Xbox	4.9	—	10.9	—
PC	12.7	16.7	9.4	10.2
Other	(0.5)	0.7	0.5	0.6

	100.0%	100.0%	100.0%	100.0%

The following table sets forth our net sales by platform for the three months ended September 30, 2002 and 2001:

Net Sales for the Three Months Ended	September 30,	September 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

Sony PlayStation 2	$22,728	$13,238	$9,490	71.7%
Sony PlayStation	9,885	7,335	2,550	34.8%
Nintendo Game Boy Advance	24,160	22,820	1,340	5.9%
Nintendo Game Boy Color	7,340	11,821	(4,481)	(37.9)%
Nintendo GameCube	16,533	—	16,533	N/A
Nintendo 64	(34)	1,031	(1,065)	(103.3)%
Microsoft Xbox	4,777	—	4,777	N/A
PC CD-ROM	12,397	11,341	1,056	9.3%
Other	(451)	459	(910)	(198.3)%

Net Sales	$97,335	$68,045	$29,290	43.0%

The following table sets forth our net sales by platform for the nine months ended September 30, 2002 and 2001:

Net Sales for the Nine Months Ended	September 30,	September 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

Sony PlayStation 2	$56,053	$37,138	$18,915	50.9%
Sony PlayStation	26,662	34,150	(7,488)	(21.9)%
Nintendo Game Boy Advance	76,470	28,662	47,808	166.8
Nintendo Game Boy Color	15,172	45,325	(30,153)	(66.6)%
Nintendo GameCube	33,533	—	33,533	N/A
Nintendo 64	282	17,762	(17,480)	(98.4)%
Microsoft Xbox	28,613	—	28,613	N/A
PC CD-ROM	24,757	18,583	6,174	33.2%
Other	1,236	989	247	25.0%

Net Sales	$262,778	$182,609	$80,169	43.9%

Sony PlayStation 2 Net Sales

We released three new PlayStation 2 titles including Rocket Power Beach Bandits, Summoner® 2 and Jimmy Neutron Boy Genius, in the three months ended September 30, 2002, whereas we had no new releases in the same period of 2001. In the nine months ended September 30, 2002, we released seven PlayStation 2 titles; in the same period of 2001, we released two PlayStation 2 titles.

Sony PlayStation Net Sales

We did not release any PlayStation products in the three months ended September 30, 2002, whereas we released four PlayStation titles in the three months ended September 30, 2001. However, continued demand for previously released titles in the children’s genre caused an increase in sales when comparing the two periods. We did not release any PlayStation products in the nine months ended September 30, 2002. Due to the transition to the next generation of hardware, we do not anticipate having any new releases of PlayStation products in the future, but we do not anticipate that this will have a material effect on our overall net sales because of the increase in PlayStation 2 net sales and the continued demand for our current PlayStation catalogue titles in the children’s genre.

Nintendo Game Boy Advance Net Sales

We released five new Game Boy Advance titles during the three months ended September 30, 2002, including SpongeBob SquarePants: Revenge of the Flying Dutchman, Jimmy Neutron vs. Jimmy Negatron and Sega Smash Pack and we also had continued strong sales of Sonic Advance, which we released in the first quarter of 2002. During the three months ended September 30, 2001, we released six Game Boy Advance titles. In the nine months ended September 30, 2002, we released 19 Game Boy Advance titles; in the same period of 2001, we released seven Game Boy Advance titles.

Nintendo Game Boy Color Net Sales

Game Boy Color net sales decreased during the three months and nine months ended September 30, 2002, as compared to the same periods of 2001, due to the introduction of the Game Boy Advance platform. We had no new releases of Game Boy Color titles in the three months and nine months ended September 30, 2002, whereas we released three Game Boy Color titles in the three months ended September 30, 2001 and 15 Game Boy Color titles in the nine months ended September 30, 2001. We do not anticipate releasing new titles for the Game Boy Color platform in the future, but we do not anticipate that this will have a material effect on our overall net sales because of the industry’s transition to the Nintendo Game Boy Advance.

Nintendo GameCube Net Sales

We released three GameCube titles: Disney/Pixar’s Monsters, Inc. Scream Arena, Scooby-Doo! Night of 100 Frights and Rocket Power Beach Bandits in the three months ended September 30, 2002. We had no releases of GameCube titles in the three months and nine months ended September 30, 2001 as the GameCube platform did not launch until November 2001.

Nintendo 64 Net Sales

We did not release any Nintendo 64 (“N64”) products in the three months and nine months ended September 30, 2002. We had no new releases of N64 titles in the three months ended September 30, 2001 and we released two N64 titles in the nine months ended September 30, 2001. Due to the transition to the next generation of hardware, we do not anticipate having any new releases of N64 products in the future, but we do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo GameCube net sales.

Microsoft Xbox

We released one Xbox title in the three months ended September 30, 2002, Fila World Tour Tennis. We released five Xbox titles in the nine months ended September 30, 2002 including WWF Raw and MotoGP. We had no releases of Xbox titles in the three months and nine months ended September 30, 2001 as the Xbox platform did not launch until November 2001.

PC CD-ROM Net Sales

The increase in PC CD-ROM net sales for the three months ended September 30, 2002 as compared to the same period of 2001 can be attributed to the release of nine PC CD-ROM titles including Jimmy Neutron vs. Jimmy Negatron, SpongeBob SquarePants: Employee of the Month and Rugrats Munchin Land. The increase in PC CD-ROM net sales for the nine months ended September 30, 2002 as compared to the same period of 2001 is due to the release of 14 PC CD-ROM titles, versus only nine PC CD-ROM titles released in the nine months ended September 30, 2001.

Sales by Territory

The following table sets forth, for the three months ended September 30, 2002 and 2001, our sales for the North America and international territories:

Net Sales for the Three Months Ended	September 30,	September 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

North America	$74,356	$47,182	$27,174	57.6%
International	22,979	20,863	2,116	10.1%

Net Sales	$97,335	$68,045	$29,290	43.0%

The following table sets forth, for the nine months ended September 30, 2002 and 2001, our sales for the North America and international territories:

Net Sales for the Nine Months Ended	September 30,	September 30,	Increase/
(In thousands)	2002	2001	(Decrease)	% Change

North America	$199,337	$118,713	$80,624	67.9%
International	63,441	63,896	(455)	(0.7)%

Net Sales	$262,778	$182,609	$80,169	43.9%

North America Net Sales

The increase in net sales in North America for the three months ended September 30, 2002 as compared to the same period of 2001 was primarily due to:

•	The release of Disney/Pixar’s Monsters, Inc. Scream Arena, Scooby-Doo! Night of 100 Frights and Rocket Power Beach Bandits for the GameCube.

•	The release of three PlayStation 2 titles: Rocket Power Beach Bandits, Summoner® 2 and Jimmy Neutron Boy Genius.

•	The release of five Game Boy Advance titles including SpongeBob SquarePants: Revenge of the Flying Dutchman, Sega Smash Pack and Jimmy Neutron vs. Jimmy Negatron.

•	The release of nine PC CD-ROM titles including Jimmy Neutron vs. Jimmy Negatron, SpongeBob SquarePants: Employee of the Month and Rugrats Munchin Land.

This increase was offset by a decrease in N64 net sales and a decrease in Game Boy Color net sales, each related to the industry’s transition to next generation hardware.

The increase in net sales in North America for the nine months ended September 30, 2002 as compared to the same period of 2001 was primarily due to:

•	The release of 19 Game Boy Advance titles including SpongeBob SquarePants: Revenge of the Flying Dutchman and continued strong sales of Sonic Advance, Star Wars Episode 2: Attack of the Clones and Disney/Pixar’s Monsters, Inc. (which was released in October 2001).

•	The release of WWE Wrestlemania X8 for GameCube.

•	The release of WWF Raw for Xbox.

•	The release of seven PlayStation 2 titles: Rocket Power Beach Bandits, Summoner 2, Jimmy Neutron Boy Genius, Britney’s Dance Beat, Scooby-Doo! Night of 100 Frights, Tetris Worlds and MX Superfly featuring Ricky Carmichael.

This increase was offset by a decrease in N64 net sales and a decrease in Game Boy Color net sales, each related to the industry’s transition to next generation hardware.

International Net Sales

The increase in net sales in the international territories for the three months ended September 30, 2002, as compared to the same periods of 2001, was primarily due to the release of key titles such as WWE Wrestlemania X8, WWF Raw, MX Superfly featuring Ricky Carmichael and Scooby-Doo! Night of 100 Frights, which were released internationally in the third quarter of 2002. The decrease in net sales in the international territories for the nine months ended September 30, 2002 as compared to the same period of 2001 is due to the industry’s transition to next generation hardware, which is still at an early stage in these territories, slower demand for titles on the Game Boy Advance platform and decreased demand for games for legacy platforms.

Costs and Expenses, Interest Income, net, Other Expenses and Income Taxes

Information about our costs and expenses, interest income, net, other expenses and income taxes for the three months and nine months ended September 30, 2002 and 2001 is presented below:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Costs and expenses:
Cost of sales	38.0%	43.2%	39.3%	44.5%
License amortization and royalties	8.2	9.7	8.4	8.7
Software development amortization	13.4	10.0	13.5	8.7
Product development	10.3	8.2	10.1	8.5
Selling and marketing	14.2	14.6	13.3	14.0
Payment to venture partner	1.1	0.5	1.6	1.1
General and administrative	8.5	7.2	7.9	9.0

Total costs and expenses	93.7	93.4	94.1	94.5

Income from operations	6.3	6.6	5.9	5.5
Interest income, net	1.3	0.9	1.6	1.1
Other expenses	—	—	(1.1)	—

Income before income taxes	7.6	7.5	6.4	6.6
Income taxes	2.7	2.8	2.6	2.5

Net income	4.9%	4.7%	3.8%	4.1%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the three months and nine months ended September 30, 2002 compared to the same periods of 2001 as a result of an increase in sales from next generation console games that carry higher profit margins than handheld games and games on legacy platforms.

License Amortization and Royalties

License amortization and royalties increased in absolute dollars but decreased as a percentage of net sales for the three months and nine months ended September 30, 2002 compared to the same periods of 2001.

Software Development Amortization

Software development amortization increased as a percentage of net sales for the three months and nine months ended September 30, 2002 compared to the same periods of 2001 primarily due to an increase in the percentage of next generation console games sold during the period, which have longer development cycles and higher development costs than handheld games and games for legacy platforms.

Product Development

Product development expenses increased as a percentage of net sales for the three months and nine months ended September 30, 2002 compared to the same periods of 2001. This increase is primarily due to the addition of three new development studios: Rainbow, Outrage and Cranky Pants. We have also increased the number of personnel in our corporate product development department to support the launch of four new hardware platforms and the increased number of titles under development. We also had increased expenses for our wireless division.

Selling and Marketing

Selling and marketing expenses increased in absolute dollars but remained relatively constant as a percentage of net sales for the three months and nine months ended September 30, 2002.

Payment to Venture Partner

The payment to JAKKS Pacific, Inc. (“JAKKS”) has increased in absolute dollars and as a percentage of total net sales for the three months and nine months ended September 30, 2002 compared to the same periods of 2001 due to the release of WWE Wrestlemania X8 on GameCube and WWF Raw on Xbox. We released one World Wrestling Entertainment title, WWF Betrayal for the Game Boy Color, in the first nine months of 2001. For the year ended December 31, 2002, we expect the expense to decrease as a percentage of net sales as we continue to diversify our product portfolio.

General and Administrative

General and administrative expenses increased in absolute dollars and as a percentage of net sales for the three months ended September 30, 2002 compared to the same period of 2001. The increase is attributable to the acquisition of ValuSoft on July 1, 2002 and an increase in our bad debt allowance. For the nine months ended September 30, 2002, general and administrative expenses increased in absolute dollars but decreased as a percentage of net sales. This decrease as a percentage of net sales is primarily due to an increase in our sales for the nine months ended September 30, 2002.

Interest Income, net

Interest income, net increased for the three months and nine months ended September 30, 2002 compared to the same periods of 2001 as a result of higher average cash, cash equivalents and short-term investment balances due to the proceeds from our public offering on November 13, 2001.

Other Expenses

Other expenses for the nine months ended September 30, 2002 represents the $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Income Taxes

The effective tax rate for the nine months ended September 30, 2002 was 41.1%. The increase in the effective tax rate from the previously estimated 37.5% is due to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom. We expect our effective tax rate for the fourth quarter of 2002 to be 35.5%. The effective tax rate for the full year of 2001 was 36.5%.

Liquidity and Capital Resources

Our principal uses of cash are product purchases, payments to licensors, payments to developers and the costs of internal software development. In order to purchase products from the manufacturers, we typically open letters of credit in their favor or obtain a line of credit from the manufacturer.

Our cash, cash equivalents and short-term investments remained relatively constant at $206.0 million during the nine months ended September 30, 2002. Cash, cash equivalents and short-term investments were $194.9 million as of November 11, 2002. Cash provided by operating activities for the nine months ended September 30, 2002 was $12.3 million.

We entered into approximately 15 new license agreements during the nine months ended September 30, 2002 with potential obligations of approximately $75.3 million. As of November 11, 2002, we had obligations with respect to future potential license payments of approximately $70.1 million.

We used approximately $52.9 million to fund external and internal software development of approximately 153 games during the nine months ended September 30, 2002 and used approximately $35.8 million to fund external and internal development of approximately 67 games during the same period in 2001.

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

Guarantees and Commitments. In addition to the future guaranteed minimum license payments mentioned above, we have various operating lease commitments of $14.7 million expiring at various times through 2012. We also have advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 10% of net sales related to the respective license. We estimate that our minimum commitment for advertising in 2002 will be approximately $15-$20 million. We also have a commitment for $4.8 million under a sponsorship agreement. The payments under the agreement will be spread equally over the next three years. As of September 30, 2002, we had approximately $7.2 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

Credit Facilities. On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement with Union Bank of California. Under the terms of the Amended and Restated Revolving Credit Agreement, we are permitted to borrow (and maintain obligations under outstanding letters of credit) up to an aggregate of $35 million through August 31, 2004.

We are permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate as follows (in thousands):

September 27, 2002 — January 31, 2003	$35,000
February 1, 2003 — August 31, 2003	$20,000
September 1, 2003 — January 31, 2004	$35,000
February 1, 2004 — August 31, 2004	$20,000

In addition, our outstanding borrowings cannot exceed the following amounts (in thousands):

September 27, 2002 — October 31, 2002	$10,000
November 1, 2002 — January 31, 2003	$20,000
February 1, 2003 — October 31, 2003	$10,000
November 1, 2003 — January 31, 2004	$20,000
February 1, 2004 — August 31, 2004	$10,000

We are not permitted to have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions. We are not permitted to pay cash dividends. Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.8% at September 30, 2002) or (b) the London Interbank Offered Rate (1.8% at September 30, 2002) plus 1.85%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio. A substantial portion of our short-term investments is in a mutual fund made up of non-mortgage United States Government Securities, corporate notes and commercial paper and fixed and floating rate asset-backed securities. The value of this investment may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the fund. The credit facility is based on variable interest rates. At September 30, 2002, we had no borrowings on the credit facility.

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

Item 4. Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of a date within 90 days before the filing of this Form 10-Q, have evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) and have concluded that such controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

Item 1. Legal Proceedings

We are a party to lawsuits in the normal course of our business. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Other than as described below, we are not a party to any legal proceedings which would have a material impact on our business.

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM. On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants. On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date. Defendants have filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses. The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading. The complaint seeks an unspecified amount in damages. The plaintiffs are purported investors who purchased shares of our common stock from October 26, 1999 through May 24, 2000. Factual discovery has been completed, and the defendants have filed a motion seeking summary judgment. Plaintiffs have not yet filed a response to the summary judgment motion, which is scheduled to be heard on February 10, 2003. Trial is currently scheduled to begin on April 1, 2003. In the pending summary judgment motion, we and all of the individual defendants have taken the position that this lawsuit is without merit. At this stage, however, we cannot predict the likely outcome of this motion or of the litigation.

As a result of an action in the United Kingdom by the World Wide Fund for Nature (the “Fund”) against the World Wrestling Entertainment, Inc. (the “WWE”) the use of the initials “WWF” is prohibited directly or indirectly by the WWE after November 10, 2002. Accordingly, on November 10, 2002, upon instruction from the WWE, we ceased sales at least temporarily of certain of our interactive entertainment software games containing the “WWF” brand. These games contain artwork files with the initials WWF and/or the WWF logo that cannot practicably be removed from the games. We (through our joint venture THQ/JAKKS Pacific LLC (“THQ/JAKKS”)) have pending an Application for relief from the order. In addition, since October 2002 we have been incorporating the “WWE” brand in place of the “WWF” brand in all of the new wrestling games that we publish, including the recently published WWE Road to Wrestle Mania X8 for Game Boy Advance and WWE SmackDown! Shut Your Mouth for PlayStation 2. We presently have approximately $1.6 million of games that contain the “WWF” brand in inventory that we may be required to write-down if we are unsuccessful in our bid for relief from the injunction. We are exploring other solutions to remedy any adverse impact of the injunction against the WWE. The consumer products license agreement with the WWE contains a provision that may entitle THQ/JAKKS, among other things, to indemnification against certain losses arising out of the claims raised by the Fund against the WWE relating to the intellectual property licensed by THQ/JAKKS from the WWE.

Item 2. Changes in Securities and Use of Proceeds

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25,000,000 of our common stock from time to time on the open market or in private transactions. During September 2002, we repurchased approximately 82,000 shares of our common stock for $1.9 million.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Title

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).
3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959)).
3.6	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).
3.7	Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-15959), filed on August 28, 2001).
3.8	First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A (file No. 000-18813), filed on April 12, 2002).
10.1*	Waiver under Revolving Credit Agreement, dated as of September 10, 2002 by and between the Company and Union Bank of California, N.A. (“Union Bank”).
10.2*	Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank of California, N.A. (“Union Bank”).
10.3*	Second Amendment to Security Agreement, dated as of September 27, 2002 between the Company and Union Bank.
10.4*	Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere), dated as of March 9, 1999, between Nintendo of America Inc. (“NOA”) and the Company. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).)
10.5*	First Amendment to the Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere) dated as of March 8, 2002, between NOA and the Company.
10.6*	Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001, between NOA and the Company. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
10.7*	Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of April 5, 2002, between NOA and the Company (Western Hemisphere). (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
10.8*	Microsoft Corporation Xbox ™ Publisher License Agreement, dated as of March 20, 2001, between Microsoft Corporation and the Company. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
10.9*	Licensed Publisher Agreement, dated as of August 28, 2002, by and between Sony Computer Entertainment America Inc. (“Sony”) and the Company. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
10.10*	PlayStation ® 2 CD-Rom/ DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000, between Sony and the Company. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

Exhibit
Number	Title

10.11*	PlayStation® Licensed Publisher Agreement, dated as of June 25, 1998, between Sony Computer Entertainment Europe and THQ International Limited. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
10.12*	PlayStation® Licensed Publisher — Supplemental Agreement, dated as of June 25, 1998, between Sony Computer Entertainment Europe and THQ International Limited. (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)
99.1*	Certification of Brian J. Farrell, Chief Executive Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2*	Certification of Fred A. Gysi, Chief Financial Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated September 17, 2002, reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002	THQ INC.

	By:	/s/ Brian J. Farrell

Brian J. Farrell Chairman of the Board, President and Chief Executive Officer

THQ INC.

By:	/s/ Fred A. Gysi

Fred A. Gysi Senior Vice President — Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Brian J. Farrell, Chief Executive Officer of THQ Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of THQ Inc., the registrant;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c.   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

	By:	/s/ Brian J. Farrell

Brian J. Farrell Chief Executive Officer

CERTIFICATIONS

I, Fred A. Gysi, Chief Financial Officer of THQ Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of THQ Inc., the registrant;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

	By:	/s/ Fred A. Gysi

Fred A. Gysi Chief Financial Officer