Form 10-K
period 2002-12-31
THQ INC
filed 2003-03-31
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-18813

THQ INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3541686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27001 Agoura Road Calabasas Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 871-5000

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $1,172,257,000.  38,009,541 shares of common stock were outstanding as of March 21, 2003.

THQ INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

YEAR ENDED DECEMBER 31, 2002

This Annual Report contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation “Management Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following:  changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses.  In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions.  For specific information concerning these and other such factors please see the section entitled “Risk Factors” in “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”  The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report.

PART I

Item 1.    BUSINESS

Introduction

We are a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the home video game market.  We currently develop and publish titles for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, PCs and wireless devices.  Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.

Our software is based on intellectual property licensed or assigned from third parties or created internally.  We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed brands includes Hot Wheels, Power Rangers, Scooby-Doo, Sonic Advance, SpongeBob SquarePants, World Wrestling Entertainment and three future Disney/Pixar properties, as well as others.

We also develop software based on brands created by our seven internal development studios and by external developers under contract with us.  Our original brands include Red Faction®, Alter Echo™, MX and Summoner®.  Other than games that we release on PCs, the manufacturers(1) or their authorized vendors manufacture all of our products for us.

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

We are a Delaware corporation that was re-incorporated in 1997.  We were formerly incorporated in New York in 1989 under the name Trinity Acquisition Corporation, which changed its name in 1990 to T.HQ, Inc. through a merger with T.HQ, Inc., a California corporation.  Our principal executive offices are located at 27001 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-5000.  Our web site is at http://www.thq.com.  THQ and the THQ logo are registered trademarks of THQ Inc.(2)

(1)                                  Microsoft, Nintendo and Sony are referred to herein collectively as the “manufacturers.”  Nintendo®, Nintendo Entertainment System® (“NES”), Super Nintendo Entertainment System® (“SNES”), Game Boy®, Game Boy Color®, Game Boy Advance, GameCube and Nintendo 64® are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sega®, Genesis®, Game Gear®, Saturn® and Dreamcast® are registered trademarks of Sega of America, Inc. (“Sega”).  Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft Xbox is a trademark of Microsoft Corporation (“Microsoft”).

(2)                                  Red Faction, Summoner, Dark Summit, Heavy Iron Studios®, Helixe, Outrage® Games, Pacific Coast Power & Light Company®, ValuSoft®, Volition, THQ Wireless, Rainbow Studios and Rainbow Multimedia, Cranky Pants Games and their respective logos are trademarks and/or registered trademarks of THQ Inc.  All other trademarks are property of their respective owners.

Acquisitions

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (now a division referred to as “ValuSoft”), a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  The acquisition has been accounted for under the purchase method.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock as the initial purchase price.  In addition, former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock.

The Interactive Entertainment Industry And Technology

The home interactive game market consists of software distributed on disc and cartridge media for use solely on dedicated hardware systems, and software distributed on CD-ROM discs for use on PCs.  Disc media includes DVD-ROM discs for use on the Sony PlayStation 2 and Microsoft Xbox, proprietary discs for use on the Nintendo GameCube and CD-ROM discs for use on the Sony PlayStation.  The Nintendo Game Boy Advance is the only current platform that uses cartridges.  Until 1996, most software for dedicated platforms was sold in cartridge form.  Since then, disc-based products have become increasingly popular because they have substantially greater data storage capacity and lower costs than cartridges.

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

The following table sets forth the year in which each of the manufacturers’ platforms, for which we have published titles and technology, were released in the United States:

Manufacturer

Product Name

Date of U.S. Introduction

Media Format

Technology

Nintendo	NES	1985	Cartridge	8-bit
Nintendo	Game Boy	1989	Cartridge	8-bit (portable)
Sega	Game Gear	1991	Cartridge	8-bit (portable)
Sega	Genesis	1989	Cartridge	16-bit
Nintendo	SNES	1991	Cartridge	16-bit
Sega	Saturn	1995	Cartridge	32-bit
Sony	PlayStation	1995	CD-ROM Disc	32-bit
Nintendo	Nintendo 64	1996	Cartridge	64-bit
Nintendo	Game Boy Color	1998	Cartridge	16-bit (portable)
Sega	Dreamcast	1999	CD-ROM Disc	128-bit
Sony	PlayStation 2	2000	DVD-ROM Disc	128-bit
Nintendo	Game Boy Advance	2001	Cartridge	32-bit (portable)
Nintendo	GameCube	2001	Proprietary Disc	128-bit
Microsoft	Xbox	2001	DVD-ROM Disc	128-bit

Sony launched the PlayStation 2, the successor to the PlayStation, in the North American market in October 2000.  Nintendo launched the handheld Game Boy Advance platform in June 2001 and the GameCube platform in November 2001.  Nintendo plans to launch the Game Boy Advance SP in March 2003, which is a front-lit screen version of their Game Boy Advance platform.  Microsoft launched the Xbox in November 2001.  Software for new platforms requires different standards of design and technology to fully exploit their capabilities.  The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

Business Strategy

Our corporate goal is to expand market share while increasing profitability.  We believe that our success in the following strategic imperatives will position us well to exploit the current console cycle and other growth opportunities:

•                  Build a well-diversified product portfolio across brand, genre and platform.  Due to constantly changing consumer demand and hardware platforms, we believe it is important to offer a diversified portfolio of titles.  We have worked to grow and diversify our product portfolio by securing additional content licenses, creating our own brands and content, seeking out unique co-development relationships (e.g. with Nickelodeon and Sega) and supporting multiple platforms.  Through licensing agreements with Disney, Disney/Pixar, Mattel, Nickelodeon, Sega, Warner Bros., World Wrestling Entertainment and others, we have diversified our portfolio of popular licensed brands to include Hot Wheels, Power Rangers, Scooby-Doo, Sonic Advance, SpongeBob SquarePants, World Wrestling Entertainment and three future Disney/Pixar properties, as well as others.  Our titles span a wide spectrum of genres.  We currently develop and publish for all existing major interactive entertainment hardware platforms.  In July 2002, we expanded our product portfolio to include value PC titles with the acquisition of ValuSoft.  We will continue to work towards building a well-diversified product portfolio by obtaining additional licenses, increasing our internal brands and publishing titles across multiple platforms.

•                  Establish strong technology and internal development capabilities.  We believe it is important for us to expand our internal development capabilities.  We have increased our internal development capabilities through the acquisition or formation of development studios, consisting of Cranky Pants Games (“Cranky Pants”), Genetic Anomalies (“GA”), Heavy Iron Studios® (“Heavy Iron”), Helixe, Outrage Games (“Outrage”), Pacific Coast Power & Light Company (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios, (“Rainbow”) and Volition, Inc. (“Volition”).  Since 2000, we have launched internally developed games, including Red Faction, Red Faction II, MX Superfly featuring Ricky Carmichael, Summoner, Summoner 2, Rocket Power: Dream Scheme and Scooby-Doo! Night of 100 Frights.  We will continue to expand our internal development capabilities by selectively acquiring or establishing development studios.

•                  Expand global product development capabilities.  We believe it is important for our business to establish global product development capabilities.  We are in the process of implementing a new product development initiative that will result in the globalization of our product development staff.  The staff will be located in three separate locations — United States, United Kingdom and Australia, and will manage the development of product both internally developed through our eight development studios as well as externally developed through independent developers.  The three production groups will each be comprised of technical, creative, project management and quality assurance teams.  This structure will allow us to more effectively work with product development talent worldwide and improve product quality.

•                  Expand internationally.  International markets represent a significant growth opportunity for us.  We operate offices in the United Kingdom, Germany, France, Australia and Korea and distribute our products in 66 other countries and territories.  We have a dedicated group that adapts our titles for international markets by localizing language and other cultural features.  We will continue to expand internationally by establishing offices in new territories, developing and acquiring content that has international appeal, possibly acquiring foreign development studios and targeting wireless gaming applications to appropriate foreign markets.

•                  Prudently invest in emerging applications such as wireless gaming.  We are pursuing opportunities within wireless gaming that we believe will allow us to benefit from the rapid growth projected for this emerging market while remaining consistent with our focus on profitability.  We are establishing relationships with wireless operators and wireless software developers worldwide.

•                  Increase profit margins through improved execution and disciplined management.  Profitability continues to be a leading corporate focus.  We continue to (i) utilize strict ordering and inventory controls to reduce inventory risk; (ii) proactively work with key customers to manage inventories, reduce the need for allowances or price protection, accelerate cash collection and reduce accounts receivable; (iii) scrutinize costs and minimize corporate overhead and (iv) build an experienced management team and a financial and operating system infrastructure based on sophisticated technology.  We believe that our continued emphasis on all of these practices will help us increase profitability and stockholder value in the future.

We intend to continue pursuing potential acquisition transactions consistent with these strategies.  In addition, in order to create a closer relationship with independent developers, we may from time to time make investments or acquire interests in independent developers.

Intellectual Property Licenses

Our strategy includes the creation of exciting games based on licensed properties that have attained a high level of consumer recognition or acceptance.  We have relationships with a number of licensors, including Disney, Disney/Pixar, Mattel, Nickelodeon, Sega, Warner Bros. and World Wrestling Entertainment.

We pay royalties to our property licensors that generally range from 3% to 25% of our net sales of the corresponding title.  We typically advance payments against minimum guaranteed royalties over the license term. License royalties tend to be higher for properties with proven popularity and less perceived risk of commercial failure.  To the extent competition intensifies for licenses of highly desirable properties, we may encounter difficulty in obtaining or renewing these licenses.  See – “Competition.”  Licenses are of variable duration, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels.  Other licenses are not renewable upon expiration, and it cannot be assured that we and the licensor will reach agreement to extend the term of any particular license.

Our property licenses usually grant us exclusive use of the property for the specified titles, on specified platforms, within a defined territory and during the license term.  Licensors typically however, retain the right to exploit the property for all other purposes, including the right to license the property for use with other platforms, and have general approval rights.  Our games based on a particular property for use with one or more particular platforms may compete with games published by other companies that are based on the same property but for a different platform.

Intellectual Property Rights

Each game we release embodies a number of separately protected intellectual property rights of the manufacturer, the property licensor and, to a lesser extent, the external developer and us.  The licensor of the property owns the trademarks, trade names, copyrights and other intellectual property rights relating to the property on which the game is based.  The manufacturer owns the patents and substantially all of the other intellectual property embodied in the product; and the developer, whether internal or external, often owns proprietary tools and technology embedded in the game software.  While we own the game software embodied in the product, we believe that such software has little independent economic value.  Accordingly, we often must rely on the manufacturer and the property licensor with respect to protection from infringement of the property rights by third parties.

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

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	Nintendo 64	All countries in the Western Hemisphere	May 2003
Nintendo	Nintendo 64	Europe, Australia and New Zealand	January 2004
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2004
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2002(1)
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2004
Nintendo	Game Boy Advance (2)	Europe, Australia and New Zealand	(2)
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube (2)	Europe, Australia and New Zealand	(2)
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2004(3)
Sony

PlayStation 2 (4)

Europe, Australia and New Zealand

(4)

Microsoft	Xbox	(5)	November 2004

(1)           The renewal for this agreement is currently in negotiation, and provides for an expiration of October 2005.

(2)                                  The long form agreement is currently in negotiation, and provides for an expiration of three (3) years from the date of execution.

(3)                                  The PlayStation 2 Licensed Publisher Agreement provides for an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.  To date, this agreement has not been terminated.

(4)                                  The long form agreement is currently in negotiation, and provides for an expiration of March 31, 2003 with an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.

(5)                                  The territory is determined on a title-by-title basis.

Nintendo charges us an amount for each Nintendo Game Boy Advance and Game Boy Color cartridge.  This amount varies based, in part, on the memory capacity of the cartridges.  Nintendo GameCube, Sony and Microsoft agreements include a charge for every disc manufactured.  The amounts charged by the manufacturers include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion.  The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging.

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

Each platform license may be terminated by the manufacturer if a breach or default by us is not cured after we receive written notice from the manufacturer, or if we become insolvent.  Upon termination of a platform license for any reason other than our breach or default, we have a limited period of time to sell any existing product inventory remaining as of the date of termination.  The length of this sell-off period varies between 90 and 180 days, depending upon the platform agreement.  We must destroy any such inventory remaining after the end of the sell-off period.  Upon termination as a result of our breach or default, we must destroy any remaining inventory.

Software Design and Development

After we acquire a property from a licensor or develop a concept internally, we design and develop a game with features intended to utilize the characteristics of the property and to appeal to the game’s target consumers.  The development of our software is now managed through three separate locations – offices in the United States, United Kingdom and Australia.  The head of each product development location and the head of each of our internal studios report to our Executive Vice President – Worldwide Studios.  Our software development process takes one of two forms, Internal Development or External Development.

Internal Development.  The in-house development of product is currently conducted by our studios: Cranky Pants, Heavy Iron, Helixe, Outrage, PCP&L, Rainbow and Volition.  Our studios are staffed by producers, game designers, software engineers, artists, animators and game testers.

External Development.  We contract with independent software developers to conceptualize and develop games under our supervision.  Our agreements with software developers are usually entered into on a game-by-game basis and generally provide for the payment of a fixed amount and/or compensation based on actual sales.  The compensation is generally based on a percentage of net sales ranging from 4% to 20%.  We generally pay our developers installments of the fixed fee based on specific development milestones.  We generally obtain ownership of the software code and related documentation.  We may make strategic investments in third party developers for the purpose of securing access to proprietary software and talented developers.

Upon completion of development, each game is extensively play-tested by us and sent to the manufacturer for its review and approval.  Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under our supervision.  The development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from 12 to 24 months for home console games and seven to 12 months for handheld games.  This relatively long development cycle requires that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.

Manufacturing

Other than games that we release on PCs, all of our home interactive entertainment products are manufactured for us by the manufacturers or their authorized vendors.  We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer and prepaying the manufacturer, opening either a letter of credit in favor of the manufacturer or utilizing credit granted by the manufacturer.  We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture.  Nintendo typically delivers products to us within 15 to 60 days of its receipt of an order and a payment or corresponding letter of credit and Sony typically delivers products to us within 10 to 24 days.  Microsoft’s authorized vendors typically deliver products to us within 10 to15 days.

We are required by the platform licenses to provide a standard defective product warranty on all of the products sold.  Generally, we are responsible for resolving, at our own expense, any warranty or repair claims.  We have not experienced any material warranty claims, but there is no guarantee that we will not experience claims in the future.

Marketing, Sales and Distribution

We are dependent on the popularity of our games based on licensed properties and positive awareness of our original game concepts to attract customers and to obtain shelf space in stores.  Our domestic sales activities are directed by our Executive Vice President — North American Publishing, who maintains contact with major retail accounts and manages the activities of our internal sales staff.  Our marketing activities are directed by our Senior Vice President – Worldwide Marketing, who manages the activities of our worldwide internal marketing staff.

North American Sales.  Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3).  We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

Our marketing efforts for products released in 2002 included national television, print, radio and Internet advertising and promotional campaigns.  Products shipped in 2002 that received television support included WWE Raw, WWE WrestleMania X8, WWE SmackDown! Shut Your Mouth, MX Superfly Featuring Ricky Carmichael, Britney’s Dance Beat, Hot Wheels Velocity X, Disney/Pixar’s Monsters, Inc., Red Faction II, Jimmy Neutron Boy Genius, and titles released under the following brands, Rocket Power, Rugrats, Scooby-Doo and SpongeBob SquarePants.  Our games were supported by promotions such as trailers, demo discs, over-sized boxes, standees, posters, and pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, rebates and contests with national packaged goods companies and fast food restaurants and co-marketing efforts with the hardware manufacturers.  Product public relations for 2002 included cover, feature, preview, review and round-up coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets.  Additionally, we continue to increase our corporate public relation efforts, establishing relationships with leading technology and business reporters.

We utilize electronic data interchange with most of our major domestic customers in order to (i) efficiently receive, process and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers.  The electronic data interchange system is integrated with our enterprise resource planning system, which allows for further efficiencies in the items mentioned above.  We ship most of our products to our domestic customers from public bonded warehouses located in Ohio, Tennessee and Minnesota.

In the past, we supplemented the efforts of our sales employees with independent sales representatives.  As of January 2002, our own sales employees handle all sales efforts.

The domestic retail price for our titles currently ranges between $20 and $35 for Game Boy Advance, $20 for Game Boy Color, between $10 and $25 for PlayStation, between $20 and $55 for PlayStation 2, between $40 and $55 for Xbox, between $40 and $55 for GameCube and between $10 and $35 for PC games.

International Sales.  Our international sales activities are directed by our Senior Vice President – International Publishing via our international offices in the United Kingdom, France, Germany and Australia.  We recently opened an office in Korea, which will begin to sell product in March 2003.  International offices market and distribute direct-to-retail and through sub-distributors in both their home territories and to 66 additional territories.

Concentration of Sales.  Some of our individual titles make up a substantial portion of our gross sales.  The following includes games that generated more than 10% of our gross sales during each of the last three years:

•                  In 2002, sales for WWE SmackDown! Shut Your Mouth for the Sony PlayStation 2 was the only title to generate more than 10% of our gross sales at 10.8%.

•                  In 2001, WWF SmackDown! “Just Bring It” for the Sony PlayStation 2 was the only title to generate more than 10% of our gross sales at 14.6%.

•                  In 2000, sales for WWF SmackDown! and WWF SmackDown! 2: Know Your Role for the Sony PlayStation and WWF No Mercy for the Nintendo 64 were 16.9%, 16.0% and 15.5% of gross sales, respectively.

Our sales are made directly to retailers and independent distributors.  We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart (representing 16.4% of gross sales in 2002), Toys “R” Us (representing 12.6% of gross sales in 2002), Target, Electronics Boutique, Best Buy, GameStop and Kay Bee Toys.  Sales to our ten largest customers collectively accounted for approximately 63.9% of our gross sales in 2002 and 2001.  We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

Revenue Fluctuations and Seasonality.  We have experienced, and will likely continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors.  The software market is highly seasonal with sales typically significantly higher during the quarter ending December 31st (due primarily to the increased demand for interactive games during the year-end holiday buying season).  Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.  Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations.  There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

Profit margins may vary over time as a result of a variety of factors.  Profit margins for cartridge products for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title.  The other platforms support disc-based products that have significantly lower per unit manufacturing costs than cartridge-based products, however, they have higher development costs than cartridge-based products.

Agreement With JAKKS Pacific, Inc.

In June 1999, we entered into an agreement with JAKKS Pacific, Inc. (“JAKKS”) that governs our relationship with respect to the World Wrestling Entertainment license we jointly obtained from World Wrestling Entertainment, Inc. (the “WWE”).  This agreement was amended in January 2002.  Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, as well as sublicense products pursuant to the license from the WWE.  The principal terms of this operating agreement are as follows:

•                  We are responsible for funding all operations of the venture, including all payments owed to the WWE.

•                  For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS is entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the net sales from the WWE-licensed games (as defined) in amounts that vary based on the platform.  The payment of these amounts is guaranteed by us.  We are entitled to the profits and cash distributions remaining after the payment of these amounts.

•                  For periods after June 30, 2006, the amount of the preferred payment will be subject to renegotiation between the parties.  An arbitration procedure is specified in the event the parties do not reach agreement.

•                  We are responsible for the day-to-day operations of the venture.  We are responsible for development, sales and distribution of the WWE-licensed games, and JAKKS is responsible for the approval process and other relationship matters with the WWE.  We and JAKKS co-market the games.

For financial reporting purposes, we are deemed to control the venture; therefore, all venture operating results are consolidated with our results.

In November 2001, through the venture, we entered into a letter of intent to expand the WWE license to include exclusive rights to other wrestling content produced by the WWE.  In exchange for these rights we have agreed to increase the minimum guarantee payable to the WWE through December 31, 2009.

Geographic Information

We operate in one reportable segment in which we are a developer and publisher of interactive entertainment software for the leading hardware platforms in the home video game market.  Wireless gaming may become a new reportable segment as our activity in this market increases.  The following information sets forth geographic information on our sales generated by our regional offices for the years ended December 31, 2002, 2001 and 2000 (also See Note 17 to the consolidated financial statements for additional geographic information on our sales and long-lived assets):

Sales to Unaffiliated Customers

($ in Thousands)

	Years Ended December 31,
	2002	2001	2000
North America	$358,124	$262,676	$270,116

United Kingdom	67,218	60,240	44,638
Germany	26,051	25,517	20,442
France	14,556	18,185	7,979
Australia	14,580	12,374	3,828
International Total	122,405	116,316	76,887
Consolidated	$480,529	$378,992	$347,003

Competition

The interactive entertainment software industry is intensely competitive.  We compete with hardware manufacturers for both property licenses and software sales.  Each of the manufacturers is typically one of the largest developers and publishers for their platforms.  These companies may increase their own software development efforts.  As a result of their commanding positions in the industry as the manufacturers of platforms and publishers of software for their platforms, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than any of their licensees, including us.

In addition to the manufacturers, our competitors include Activision, Inc., Electronic Arts Inc., Take-Two Interactive Software, Inc. and Infogrames, Inc.  Each of the manufacturers has a broader software line and greater financial, marketing and other resources than us, as do some of our other competitors.  Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties.

At various times, toy companies, large software companies, movie studios and others have entered the video game market resulting in greater competition for us.  Additionally, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products.

Competition is intense among an increasing number of newly introduced entertainment software titles and hardware systems for adequate levels of limited retail shelf space and promotional support and resources.  Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures from time to time to maintain sales of our titles.  Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers.  Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive.  Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins.

In addition, the market for our products is characterized by significant price competition, and we may face increasing pricing pressures from our current and future competitors.  Accordingly, these competitive pressures have, from time to time, required us to reduce our prices on certain products.  Any material reduction in the price of our products would adversely affect operating income as a percentage of net revenue and would require us to increase unit sales in order to maintain net revenue.  Prolonged price competition, increased marketing costs, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.

Recent Developments

On February 13, 2003, we announced a fiscal year end change from December 31 of each year to March 31 of each year, effective March 31, 2003. We believe that the change in fiscal year will better reflect our natural business year and allow us to provide financial guidance after the holiday selling season.

Employees

As of December 31, 2002, we had 747 full-time employees, of whom 44 are located in the United Kingdom; 52 are located in Germany; 11 are located in France; 12 are located in Australia; and one is located in Korea.  None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that relations with our employees are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available to the public free of charge over the Internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov.  Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.  You may also read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.    PROPERTIES

At December 31, 2002, we leased the facilities listed below:

Location of Offices	Approximate Square Footage	Use
Calabasas Hills, California	67,000	Executive, sales and marketing, product development and administrative offices

Woking, England	25,000	Sales and marketing, product development and administrative offices

Phoenix, Arizona	13,000	Software development studio

Champaign, Illinois	13,000	Software development studio

Santa Clara, California	12,000	Software development studio

Lexington, Massachusetts	10,000	Software development studio

Culver City, California	8,000	Software development studio

Waconia, Minnesota	5,000	Sales and marketing, product development and administrative offices

Seattle, Washington	3,000	Software development studio

Grass Valley, California	2,000	Software development studio

Ann Arbor, Michigan	1,000	Software development studio

Other international offices	7,000	Sales, marketing and administrative offices

In addition to the leased facilities listed above, we also own 10,820 square feet of office space located in Phoenix, Arizona.

On February 27, 2003, we entered into a lease agreement with an entity partially owned by the head of one of our development studios.  The lease is for approximately 29,000 square feet of office space to be occupied by the development studio in Champaign, Illinois.  The property is currently under development and should be ready for occupancy in April 2004.

We believe that these facilities are adequate for our current needs.  We believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

Item 3.    LEGAL PROCEEDINGS

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM.  On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants.  On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date.  Defendants filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses.  The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading.  The complaint seeks an unspecified amount in damages.  As of December 31, 2002, we entered into a settlement agreement with the plaintiffs.  While we continue to deny plaintiffs’ allegations, we agreed to pay $10.2 million under the terms of the settlement agreement to resolve all claims by plaintiffs against all defendants.  The District Court granted preliminary approval of the settlement on March 17, 2003, and final approval is currently pending.  Our directors’ and officers’ insurance coverage should reimburse us $10 million towards the settlement agreement and related legal fees.

However, a dispute has arisen between us and our directors’ and officers’ insurance carrier.  The insurance carrier asserts that it is only obligated to contribute $5.0 million in coverage towards the securities litigation settlement.  Pursuant to the terms of our insurance policy, the matter has been submitted to arbitration under the rules of the American Arbitration Association.  As a result of the settlement agreement, related legal fees and the dispute with our insurance carrier, we have taken a charge of approximately $7.0 million during the quarter ended December 31, 2002 which is included in other expenses in the accompanying consolidated statements of operations.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of this dispute.

As a result of a court order in an action filed in the United Kingdom by the World Wide Fund for Nature (the “Fund”) against World Wrestling Entertainment, Inc. (“WWE”) the use of the initials “WWF” is prohibited directly or indirectly by the WWE after November 10, 2002.  On November 10, 2002, upon instruction from the WWE, we ceased sales at least temporarily of certain of our interactive entertainment software games containing the “WWF” brand.  These games contain artwork files with the initials WWF and/or the WWF logo that cannot practicably be removed from the games.  Contemporaneously, in November 2002, we (through our joint venture THQ/JAKKS Pacific LLC (“THQ/JAKKS”)) filed an application for relief from the court order.  That application was denied by the trial court and an appeal was filed and heard on February 24 and 25, 2003.  The appeals court rendered its opinion on March 27, 2003, ruling that our continued marketing of these video games, with the “WWF” initials and brand removed except to the extent embedded in the games, is neither a breach of the court order against WWE nor a contempt of court.  We do not know what impact the court's decision will have on our ability to sell the affected products.  In addition, since October 2002 we have been incorporating the “WWE” brand in place of the “WWF” brand in all of the new wrestling games that we publish, including the recently published WWE Road to WrestleMania X8 for Game Boy Advance and WWE SmackDown! Shut Your Mouth for PlayStation 2.   We had approximately $1.3 million of inventory and $300,000 of capitalized software development for games that contain the “WWF” brand that we wrote-down to zero in the fourth quarter of 2002.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is quoted on the NASDAQ National Market under the symbol “THQI.”  The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

	Closing Sales Prices
	High	Low
2002
First Quarter	34.79	26.29
Second Quarter	36.17	28.05
Third Quarter	27.79	19.82
Fourth Quarter	23.17	12.22
2001
First Quarter	25.92	14.96
Second Quarter	39.75	23.17
Third Quarter	39.81	26.03
Fourth Quarter	42.19	27.49

The last reported price of our common stock on March 21, 2003, as reported by NASDAQ National Market, was $14.03 per share.

Holders

As of March 21, 2003, there were approximately 290 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future.  Our principal banking agreement provides that we will not pay any cash dividends.

Securities Issued in Private Transactions

On July 1, 2002, in connection with our acquisition of ValuSoft, we issued an aggregate of approximately 167,000 shares of our common stock to certain stockholders of ValuSoft, Inc. pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  ValuSoft is now a division of THQ Inc.

On December 21, 2001, in connection with our acquisition of Rainbow, we issued an aggregate of approximately 1,287,000 shares of our common stock to the stockholders of Rainbow pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.  In 2002, we issued approximately an additional 9,000 shares of our common stock to the stockholders of Rainbow pursuant to the terms of the merger agreement and a royalty participation agreement with the stockholders entered into at the time of the acquisition.  The additional shares were also issued pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

Changes in Securities and Use of Proceeds

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions bringing the total authorized to $50.0 million.  As of December 31, 2002, we repurchased approximately 1,672,000 shares of our common stock for $25.0 million.

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend distributed on April 9, 2002, to stockholders of record as of the close of business on March 26, 2002 (the “Dividend”).  All references in this Form 10-K to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding.  In addition, stockholders’ equity has been restated to give retroactive recognition to the Dividend by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the Dividend.  The terms of our Amended and Restated Rights Agreement were adjusted to take into account the Dividend.

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

The following table presents certain selected consolidated financial data for the years 1998 through 2002.  The information presented as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere herein.  Those financial statements have been audited by Deloitte & Touche LLP, our independent auditors.  The information presented as of December 31, 2000 and for each of the years ended December 31, 1999 and 1998 were derived from audited financial statements that are not included elsewhere herein.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended December 31,
	2002		2001	2000		1999	1998
Net sales	$480,529		$378,992	$347,003		$303,483	$216,716
Costs and expenses:
Cost of sales	185,593		154,898	140,699		134,563	100,019
License amortization and royalties	40,476		33,144	34,675		28,858	19,390
Software development amortization	83,698		35,144	42,875		19,512	28,740
Product development	38,572		21,154	19,151		15,511	8,925
Selling and marketing	66,443		46,745	42,446		35,440	20,326
Payment to venture partner	10,146		8,673	17,707		6,119	—
General and administrative	31,117		25,090	19,530		14,970	10,107
In-process research and development	—		—	—		—	7,232
Total costs and expenses	456,045		324,848	317,083		254,973	194,739
Income from operations	24,484		54,144	29,920		48,510	21,977
Interest income, net	5,277		2,572	1,323		1,109	819
Other expenses	(10,006)		—	—		—	—
Income before income taxes	19,755		56,716	31,243		49,619	22,796
Income taxes	6,761		20,703	13,054		18,293	9,343
Net income	$12,994	(a)	$36,013	$18,189	(b)	$31,326	$13,453	(c)
Net income per share — basic	$0.33		$1.10	$0.60		$1.10	$0.50
Net income per share — diluted	$0.32		$1.01	$0.56		$0.99	$0.42
Shares used in per share calculation — basic	39,203		32,717	30,136		28,560	26,894
Shares used in per share calculation — diluted	41,243		35,623	32,352		31,796	31,844

BALANCE SHEET DATA

(In thousands)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Working capital	$320,588	$319,605	$110,269	$91,860	$48,342
Total assets	$537,860	$487,966	$229,942	$184,057	$128,218
Lines of credit	$—	$—	$15,473	$16,702	$9,909
Stockholders’ equity	$408,866	$398,862	$132,125	$108,306	$62,065

Notes:

The table above reflects the May 1999 pooling of interests with PCP&L, the December 1999 pooling of interests with GA and the August 2000 pooling of interests with Volition.  All prior period information has been restated accordingly.

(a)          Net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit (See – "Item 3. Legal Proceedings") and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for “WWF”-branded games that we have been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc. (See – "Item 3. Legal Proceedings") and a charge of $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

(b)         Net income includes a charge of $5.9 million, net of tax related to a regular impaired asset review and also as a result of changing technology in the video game market.  The charge consisted of costs associated with software development and related costs for products that had been discontinued or whose values were deemed unrecoverable through future undiscounted cash flows.

(c)          Net income includes a charge of $7.2 million, net of tax for in process research and development in connection with the acquisition of Game FX.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The policies discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Allowances for price protection, returns and doubtful accounts.  We derive revenues from sales of packaged software for video game systems and personal computers, sales of software and services for wireless devices and from licensing software.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products.  We may decide to provide price protection or allow returns for our video game system and personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue.  We analyze historical price protection granted, historical returns, current sell through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products and other related factors when evaluating the adequacy of the price protection and returns allowance.  In addition, management monitors the volume of our sales to retailers and distributors and their inventories because substantial overstocking in the distribution channel can result in the requirement for substantial price protection or high returns in subsequent periods.  In the past, actual price protection and returns have not generally exceeded our reserves.  However, actual price protection and returns in any future period are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products.  While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report.  In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results would decrease our reported revenue.  Conversely, if actual price protection and returns were significantly less than our reserves, this would increase our reported revenue.

Similarly, management must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period.  Management analyzes customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  Material differences may result in the amount and timing of our bad debt expense for any period if management made different judgments or utilized different estimates.  If our customers experience financial difficulties and are not able to meet their ongoing financial obligations to us, our results of operations may be adversely impacted.  For example, in January 2002, one of our retail customers, Kmart, filed for bankruptcy protection.  We believe we have adequately reserved for our exposure from Kmart.

For the years ended December 31, 2002, 2001 and 2000, we recorded allowances for future price protection, returns and doubtful accounts of approximately $69.6 million, $47.4 million and $35.4 million, respectively, during such periods.  As of December 31, 2002 and 2001, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $59.9 million and $40.6 million, respectively.

Licenses.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when actually paid rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of December 31, 2002, the net carrying value of our licenses was $35.4 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of December 31, 2002, the net carrying value of our software development was $47.4 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Goodwill.  In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review.  According to our accounting policy, we also performed an annual review during the quarter ended June 30, 2002, and in both reviews we found no impairment.  We will perform a similar review in the second quarter of each calendar year, or more frequently if indicators of potential impairment exist.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite lived intangible assets and found no impairment.  The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful.  Also, our revenues and earnings are dependent on our ability to meet our product release schedules.  Due to these and other factors described in the subsection entitled “Risk Factors” in “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” we may not realize the future net cash flows necessary to recover our goodwill.

Based on these judgments and assumptions, management determines whether we need to take an impairment charge to reduce the value of the goodwill stated on our balance sheet to reflect its estimated fair value.  Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.  We continue to encounter the risks and difficulties faced with launching or acquiring a new business.  When the business is a development studio, we look for ways to maximize the talent and intellectual property within the studio.  We make judgments and assumptions as to the commercial success and quantity of games developed by a particular studio.  Different judgments and assumptions could materially impact our reported financial results.  For example, if Rainbow Studios does not develop games with the same commercial success or the same number of games as we have estimated, we may need to take an impairment charge against our goodwill associated with Rainbow Studios in the future.  More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet.  Conversely, less conservative assumptions would result in smaller impairment charges and higher net income.

Long-Lived Assets.  We evaluate long-lived assets, including but not limited to licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider in deciding when to perform an impairment review include significant under-performance of a product or platform in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.  Recoverability of the assets are measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.  More conservative assumptions of the anticipated future cash flows from these assets would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet.  Conversely, less conservative assumptions would result in smaller impairment charges and higher net income.

We also make judgments about the remaining useful lives of long-lived assets.  When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new, shorter, useful lives.

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets.  To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established.  Tax exposures can involve complex issues and may require an extended period to resolve.  The estimated effective tax rate is adjusted for the tax related to significant unusual items.  Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate.

Recently Issued Accounting Pronouncements.  In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred.  The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  We do not expect the adoption of SFAS No. 146 to have a material impact on our financial statements, as we have not initiated any exit or disposal activities.

In November 2002, FASB issued Interpretation (“FIN”) No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We are currently evaluating the provisions of FIN No. 45 and have not determined the impact, if any, they will have on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.”  This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation.  Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results.  Currently, we do not expect to adopt SFAS No. 123 related to the expensing of the fair value based method of accounting for stock-based employee compensation.  We have adopted the new disclosure requirements of SFAS No. 148 as included in the Summary of Significant Accounting Policies, Stock-Based Compensation.

Results of Operations

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the years ended December 31, 2002 and 2001:

Platform Revenue Mix	Years Ended December 31,
	2002	2001
Sony PlayStation 2	34.8%	29.2%
Sony PlayStation	7.8	15.9
Nintendo Game Boy Advance	24.9	22.1
Nintendo Game Boy Color	5.4	16.5
Nintendo Game Cube	10.2	—
Nintendo 64	0.1	4.5
Microsoft Xbox	7.1	1.4
PC	9.4	9.7
Other	0.3	0.7
	100.0%	100.0%

The following table sets forth our net sales by platform for the years ended December 31, 2002 and 2001:

Net Sales for the Years Ended (In thousands)	December 31, 2002	December 31, 2001	Increase/ (Decrease)	% Change
Sony PlayStation 2	$167,032	$110,642	$56,390	51.0%
Sony PlayStation	37,270	60,340	(23,070)	(38.2)%
Nintendo Game Boy Advance	119,614	83,830	35,784	42.7%
Nintendo Game Boy Color	26,185	62,569	(36,384)	(58.2)%
Nintendo Game Cube	49,004	—	49,004	N/A
Nintendo 64	277	17,097	(16,820)	(98.4)%
Microsoft Xbox	34,143	5,111	29,032	568.0%
PC CD-ROM	45,046	36,814	8,232	22.4%
Other	1,958	2,589	(631)	(24.4)%
Net Sales	$480,529	$378,992	$101,537	26.8%

Sony PlayStation 2 Net Sales

We had 12 new releases of PlayStation 2 titles in 2002 whereas we had five new PlayStation 2 releases in 2001.  Key titles for PlayStation 2 released in 2002 include Red Faction II, Scooby-Doo! Night of 100 Frights, SpongeBob SquarePants: Revenge of the Flying Dutchman, Summoner 2 and WWE SmackDown! Shut Your Mouth.  Key titles for PlayStation 2 released in 2001 included WWF SmackDown! “Just Bring It”, Red Faction and MX 2002 featuring Ricky Carmichael.

Sony PlayStation Net Sales

We did not release any PlayStation products in the year ended December 31, 2002, whereas we released ten PlayStation titles in the year ended December 31, 2001.  We do not anticipate releasing any new PlayStation products in the future, due to the transition to the next generation of hardware.  We do not anticipate that this will have a material effect on our overall net sales because of the increase in PlayStation 2 net sales and the continued demand for our current PlayStation catalogue titles in the children’s genre.

Nintendo Game Boy Advance Net Sales

We released 31 new Game Boy Advance titles in the year ended December 31, 2002, including Scooby-Doo! The Movie, Sonic Advance, SpongeBob SquarePants: Revenge of the Flying Dutchman and Star Wars Episode 2: Attack of the Clones, whereas we released 15 Game Boy Advance titles during 2001, including Disney/Pixar’s Monsters, Inc., Jimmy Neutron: Boy Genius, MX 2002 featuring Ricky Carmichael, Rocket Power: Dream Scheme, Rugrats: Castle Capers and Tetris Worlds.

Nintendo Game Boy Color Net Sales

We did not release any Game Boy Color products in the year ended December 31, 2002, whereas we released 16 Game Boy Color titles in the year ended December 31, 2001.  We do not anticipate releasing any new Game Boy Color products in the future, due to the transition to the next generation of hardware.  We do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo Game Boy Advance net sales.

Nintendo GameCube Net Sales

We released 11 GameCube titles in the year ended December 31, 2002, including Disney/Pixar’s Monsters, Inc. Scream Arena, MX Superfly featuring Ricky Carmichael, Rocket Power Beach Bandits, Scooby-Doo! Night of 100 Frights, SpongeBob SquarePants: Revenge of the Flying Dutchman and WWE WrestleMania X8.  We had no releases of GameCube titles in the year ended December 31, 2001, as the GameCube platform did not launch until November 2001.

Nintendo 64 Net Sales

We did not release any Nintendo 64 (“N64”) products in the year ended December 31, 2002.  We released two N64 titles in the year ended December 31, 2001.  We do not anticipate releasing any new N64 products in the future, due to the transition to the next generation of hardware.  We do not anticipate that this will have a material effect on our overall net sales because of the transition to the next generation of hardware platforms.

Microsoft Xbox

We released seven Xbox titles in the year ended December 31, 2002 including MotoGP, Tetris Worlds and WWF Raw.  We released our first two Xbox titles in the fourth quarter of 2001.

PC CD-ROM Net Sales

We released 52 PC titles in the year ended December 21, 2002 whereas we only released 13 PC titles in 2001.  The increase in PC CD-ROM titles released and net sales for 2002 as compared to the same period of 2001 is attributed to the acquisition of ValuSoft.  This increase in net sales for 2002 attributed to ValuSoft is offset by lower net sales of our regular priced PC CD-ROM products.

Sales by Territory

The following table sets forth, for the years ended December 31, 2002 and 2001, our net sales for the North America and international territories:

Net Sales for the Years Ended (In thousands)	December 31, 2002	December 31, 2001	Increase/ (Decrease)	% Change
North America	$358,124	$262,676	$95,448	36.3%
International	122,405	116,316	6,089	5.2%
Net Sales	$480,529	$378,992	$101,537	26.8%

North America Net Sales

The increase in net sales in North America for the year ended December 31, 2002 as compared to the same period of 2001 was primarily due to the significant increase in the number of titles released domestically.

Our net sales during the quarter ended December 31, 2002 were lower than expected due to sales of Red Faction II for PlayStation 2, our GameCube portfolio not meeting our expectations and a cautious retail environment.  Although we expect the cautious retail environment to continue, we believe we have taken measures necessary to meet net sales expectations in the future.  These measures include reducing the number of SKUs for the GameCube platform, canceling the development of SKUs that did not meet quality or marketability standards and implementing a new product development structure with a heightened focus on product quality.

Two of our key genres, wrestling and children’s, are best suited to the broader demographic which occurs as the hardware platforms reach a larger installed base.  Based on the higher installed base of all four hardware platforms, particularly PlayStation 2 and Xbox, and our increasing product line, we anticipate our net sales in North America to increase in our fiscal year ending March 31, 2004.

International Net Sales

Net sales in the international territories, with the exception of France, increased slightly for the year ended December 31, 2002 as compared to the same period of 2001.  This slight increase was primarily due to the launches of next generation hardware platforms occurring at later dates in foreign territories, resulting in a smaller installed base.  We expect our international net sales to increase at a faster rate in our fiscal year ending March 31, 2004 as compared to calendar year 2002 as the hardware platforms reach a larger installed base.

Net sales in France declined by $3.6 million or 20% for the year ended December 31, 2002 as compared to the same period of 2001.  This decline in net sales was due to the demand for Red Faction II for PlayStation 2 being lower than anticipated and slower than anticipated growth of the GameCube installed base.  We expect sales in France to increase in our fiscal year ending March 31, 2004 due to the expected increase in the installed base of PlayStation 2.

Costs and Expenses, Interest Income, net, Other Expenses and Income Taxes

Information about our costs and expenses, interest income, net, other expenses and income taxes for the years ended December 31, 2002 and 2001 is presented below:

	Percent of Net Sales
	Years Ended December 31,
	2002	2001
Costs and expenses:
Cost of sales	38.6%	40.9%
License amortization and royalties	8.4	8.7
Software development amortization	17.4	9.3
Product development	8.0	5.6
Selling and marketing	13.8	12.3
Payment to venture partner	2.1	2.3
General and administrative	6.6	6.6
Total costs and expenses	94.9	85.7
Income from operations	5.1	14.3
Interest income, net	1.1	0.7
Other expenses	(2.1)	—
Income before income taxes	4.1	15.0
Income taxes	1.4	5.5
Net income	2.7%	9.5%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the year ended December 31, 2002 compared to the same period of 2001 as a result of a larger proportion of sales in 2002 of next generation console games which have lower manufacturing costs than handheld games and a reduction in the manufacturing costs for the Game Boy Advance in 2002.  We expect our cost of sales to decrease slightly in our fiscal year ending March 31, 2004 due to an expected higher percentage of sales in such period of higher-margin disc-based products.

License Amortization and Royalties

License amortization and royalties increased in absolute dollars but decreased slightly as a percentage of net sales for the year ended December 31, 2002 as compared to the same period of 2001 primarily due to the sale of key titles in 2002 that have lower royalty rates than our average titles and the titles that were sold in 2001.  This decrease was also due to the sale of titles published by ValuSoft.  ValuSoft products carry lower license rates compared to our standard console and PC CD-ROM products.

Software Development Amortization

Software development amortization includes a write-off of approximately $11.2 million for the discontinued product development of 20 SKUs, which means that one or more platform versions of an individual product title may have been discontinued.  We discontinued the development of these SKUs after reviewing the quality of these SKUs and determining that the SKUs were not marketable.  Excluding this write-off, software development amortization was $72.5 million or 15.0% of net sales for the year ended December 31, 2002.  The increase as a percentage of net sales from the year ended December 31, 2001 is primarily due to lower than anticipated sales during the fourth quarter of 2002 and the increased percentage of next generation console games sold during 2002 as compared to 2001, which have longer development cycles and higher development costs than handheld games and games for legacy platforms.

Product Development

Product development expenses increased in absolute dollars and as a percentage of net sales for the year ended December 31, 2002 as compared to the same period of 2001.  This increase is primarily due to the costs incurred by the three new development studios:  Rainbow, Outrage and Cranky Pants.  We also increased the number of personnel in our corporate product development department to support the increased number of SKUs under development, thereby contributing to the higher product development expenses in 2002.  We also had increased expenses for our wireless division.

Selling and Marketing

Selling and marketing expenses increased by $19.7 million and have increased slightly as a percentage of net sales for the year ended December 31, 2002 as compared to the same period of 2001.  The increase in selling and marketing expenses as a percentage of net sales for the year ended December 31, 2002 is primarily due to an increase in television media expenditures as a percentage of net sales for a greater number of SKUs in 2002 as compared to 2001 and the lower than anticipated sales during the fourth quarter of 2002.

Payment to Venture Partner

The payment to JAKKS has remained relatively constant as a percentage of total net sales for the year ended December 31, 2002 as compared to the same period of 2001.  In our fiscal year ending March 31, 2004, we expect this expense to decrease as a percentage of net sales in direct relation to an expected decrease in World Wrestling Entertainment related sales as a percentage of our total net sales as we continue to diversify our product portfolio.

General and Administrative

General and administrative expenses increased by $6.0 million due to the expenses required to support the increased net sales, an increase in our allowance for doubtful accounts related to the Chapter 11 bankruptcy filing of Kmart and the addition of ValuSoft’s general and administrative expenses, but it remained relatively constant as a percentage of net sales as compared to the same period of 2001.

Interest Income, net

Interest income, net increased for the year ended December 31, 2002 as compared to the same period of 2001 as a result of higher average cash, cash equivalents and short-term investment balances which increased as a result of our public offering of our common stock in November 2001.

Other Expenses

Other expenses includes a $7.0 million charge related to the settlement of the class action lawsuit.  See – “Item 3. Legal Proceedings.”  The $7.0 million includes $2.0 million for the portion of the settlement and legal fees that exceeds our directors and officers insurance coverage and $5.0 million as a reserve against the receivable from our insurer due to a dispute in the amount of coverage.  We are currently in arbitration with the insurer.  See – “Item 3. Legal Proceedings.”  Any amount received in arbitration will be recognized as other income in a future period.  Other expenses also includes a $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Income Taxes

The effective tax rate for the year ended December 31, 2002 was 34.2%, and the effective tax rate for 2001 was 36.5%.  The decrease in the effective tax rate from 2001 to 2002 is due primarily to tax benefits related to our international business activities.  We expect our effective tax rate for our fiscal year ending March 31, 2004 to be approximately 37-38%.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the years ended December 31, 2001 and 2000:

Platform Revenue Mix	Years Ended December 31,
	2001	2000
Sony PlayStation 2	29.2%	2.6%
Sony PlayStation	15.9	41.0
Nintendo Game Boy Advance	22.1	—
Nintendo Game Boy Color	16.5	20.3
Nintendo 64	4.5	28.6
Microsoft Xbox	1.4	—
PC	9.7	3.2
Other	0.7	4.3
	100.0%	100.0%

The following table sets forth our net sales by platform for the years ended December 31, 2001 and 2000:

Net Sales for the Years Ended (In thousands)	December 31, 2001	December 31, 2000	Increase/ (Decrease)	% Change
Sony PlayStation 2	$110,642	$9,064	$101,578	1,120.7%
Sony PlayStation	60,340	142,429	(82,089)	(57.6)%
Nintendo Game Boy Advance	83,830	—	83,830	N/A
Nintendo Game Boy Color	62,569	70,379	(7,810)	(11.1)%
Nintendo 64	17,097	99,176	(82,079)	(82.8)%
Microsoft Xbox	5,111	—	5,111	N/A
PC CD-ROM	36,814	11,035	25,779	233.6%
Other	2,589	14,920	(12,331)	(82.6)%
Net Sales	$378,992	$347,003	$31,989	9.2%

Sony PlayStation 2 Net Sales

We had five new releases of PlayStation 2 titles in 2001 whereas we only had one new PlayStation 2 release in 2000.  Key titles for PlayStation 2 released in 2001 include Red Faction, WWF SmackDown! “Just Bring It” and MX 2002 featuring Ricky Carmichael.

Sony PlayStation Net Sales

PlayStation net sales decreased for the year ended December 31, 2001 compared to the same period of 2000 for two reasons: 1) decreased sales of WWF SmackDown! and WWF SmackDown! 2: Know Your Role which were both released in 2000 (we released no new World Wrestling Federation titles on PlayStation in 2001) and 2) the declining market for PlayStation products due to the transition to PlayStation 2.

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

Nintendo 64 Net Sales

We had two releases of Nintendo 64 (“N64”) product in 2001 versus four N64 releases in 2000.  Net sales decreased by 83% due to the weaker market for N64 product as the industry transitioned to the next generation of hardware.

Microsoft Xbox

We released our first two Xbox titles in the fourth quarter of 2001.  The two titles were Dark Summit and MX 2002 featuring Ricky Carmichael.

PC CD-ROM Net Sales

The significant increase in PC CD-ROM net sales for 2001 as compared to the same period of 2000 is attributed to the worldwide release of Red Faction for the PC, numerous children’s titles including, Rocket Power: Extreme Arcade Games, Bob The Builder: Can We Fix It?, SpongeBob SquarePants: Operation Krabby Patty, Jimmy Neutron: Boy Genius and Rugrats: All Growed Up, as well as sales from Hot Wheels and Matchbox titles released under our license agreement with Mattel.  We released 13 PC titles in 2001 whereas we only released six PC titles in 2000.

Sales by Territory

The following table sets forth, for the years ended December 31, 2001 and 2000, our net sales for the North America and international territories:

Net Sales for the Years Ended (In thousands)	December 31, 2001	December 31, 2000	Increase/ (Decrease)	% Change
North America	$262,676	$270,116	$(7,440)	(2.8)%
International	116,316	76,887	39,429	51.3%
Net Sales	$378,992	$347,003	$31,989	9.2%

North America Net Sales

The decrease in net sales in North America for the year ended December 31, 2001 as compared to the same period of 2000 was primarily due to the industry’s transition to four new hardware platforms, two of which were released in November of 2001.  In addition, two of our key genres, wrestling and children’s, are best suited to the broader demographic which occurs as the hardware platforms reach a larger installed base.

Although the total amount of actual units shipped in 2001 was 24% higher than in 2000, our net sales decreased due to declining pricing on legacy products and no new releases of N64 products which sell at a higher price than other products.

International Net Sales

The increase in net sales in the international territories for the year ended December 31, 2001 as compared to the same period of 2000 was primarily due to:

•                  Our offices in France and Australia conducting business for the full year as compared to only nine months and three months, respectively, in 2000.

•                  The release of five PlayStation 2 titles in 2001 as compared to no titles in 2000.

•                  A 105% increase in net sales of titles for the handheld gaming systems Nintendo Game Boy Color and Nintendo Game Boy Advance.

•                  A 48% increase in PC CD-ROM net sales primarily due to Red Faction for PC CD-ROM.

•                  This increase was offset by a 52% decrease in PlayStation net sales due to the transition to PlayStation 2.

Costs and Expenses, Interest Income, net, and Income Taxes

Information about our costs and expenses, interest income, net, and income taxes for the years ended December 31, 2001 and 2000 is presented below:

	Percent of Net Sales
	Years Ended December 31,
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

License Amortization and Royalties

License amortization and royalties decreased as a percentage of net sales for the year ended December 31, 2001 as compared to the same period of 2000 primarily due to sales of Red Faction and Summoner which carry no license amortization and royalties because we own the intellectual property.

Software Development Amortization

Software development amortization decreased as a percentage of net sales for the year ended December 31, 2001 as compared to the same period of 2000 primarily due to:

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

Product Development

Product development expenses remained relatively constant as a percentage of net sales for the year ended December 31, 2001 as compared to the same period of 2000.  Product development expenses increased by $2.0 million for the year ended December 31, 2001 as compared to the same period of 2000.  This increase is related to the increased headcount of our corporate product development department required to support the launch of four new hardware platforms over a twelve-month period and the increased number of titles under development.

Selling and Marketing

Selling and marketing expenses increased by $4.3 million for the year ended December 31, 2001 as compared to the same period of 2000.  This increase is directly related to the increase in net sales.  Selling and marketing expenses have remained relatively constant as a percentage of net sales for the years ended December 31, 2001 and 2000.

Payment to Venture Partner

Payment to JAKKS has decreased as a percentage of total net sales and in absolute dollars for the year ended December 31, 2001 as compared to the same period of 2000 in direct relation to the decrease in World Wrestling Entertainment related sales as a percentage of our total net sales for the year due to fewer titles released in 2001.

General and Administrative

General and administrative expenses increased by $5.6 million due to the expenses required to support the increased net sales and an increase in our allowance for doubtful accounts.  General and administrative expenses also increased as a percentage of net sales to 6.6% from 5.6% in the same period of 2000.  The increase as a percentage of net sales is primarily due to an increase in our bad debt allowance related to the Chapter 11 bankruptcy filing of Kmart.

Interest Income, net

Interest income, net increased for the year ended December 31, 2001 as compared to the same period of 2000 as a result of higher average cash, cash equivalents and short-term investment balances due to the proceeds from our secondary offering on November 13, 2001.

Income Taxes

The effective tax rate for the year ended December 31, 2001 was 36.5%, and the effective tax rate for 2000 was 41.8%.  The decrease in the effective tax rate from 2000 to 2001 is due primarily to the relocation of our warehouse to a state that has a lower overall tax rate.  In addition, the effective tax rate for 2000 was negatively impacted by the acquisition of Volition, which increased the rate by 2.5%.

Liquidity and Capital Resources

Our principal source of cash is sales of our packaged software for video game consoles and personal computers.  In addition, we obtained $154.6 million in cash from a public offering of our common stock in November 2001.  Our principal uses of cash are product purchases, payments to licensors, payments to developers and the costs of internal software development.  In order to purchase products from the manufacturers, we typically open letters of credit in their favor, obtain a line of credit from the manufacturer or make prepayments for the product.

Our cash, cash equivalents and short-term investments decreased from $206.2 million at December 31, 2001 to $186.8 million during the year ended December 31, 2002.  Cash, cash equivalents and short-term investments were $221.2 million as of March 21, 2003, which reflects the amounts collected on accounts receivable from the holiday season.  Cash provided by operating activities for the year ended December 31, 2002 was $16.3 million.

We entered into approximately 20 new license agreements during the year ended December 31, 2002.

We used approximately $75.0 million to fund external and internal software development of approximately 203 games during the year ended December 31, 2002 and used approximately $53.1 million to fund external and internal development of approximately 120 games during the same period in 2001.

We used approximately $25.0 million to repurchase shares of our common stock during the year ended December 31, 2002.

The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter.  Accounts receivable is typically highest at the end of the calendar year.

Settlement of class action lawsuit.  We paid approximately $10.2 million under the terms of a settlement of the class action lawsuit.  See – “Item 3. Legal Proceedings.”  We have $10.0 million in directors’ and officers’ insurance coverage, however, our insurer is currently disputing $5.0 million of our coverage and related reimbursement.  See – “Item 3. Legal Proceedings.”  Accordingly, we have placed a $5.0 million reserve on the receivable from the insurer.  The insurance carrier has previously reimbursed us approximately $1.6 million for legal fees incurred.  The net receivable at December 31, 2002 was $3.4 million and is included in prepaid expenses and other current assets in the accompanying balance sheet.

WWF Action.  As a result of a court order in an action filed in the United Kingdom by the Fund against WWE for the use of the initials “WWF” in previously released World Wrestling Federation titles and upon instruction from the

WWE, we ceased sales at least temporarily of certain such titles.  See – “Item 3. Legal Proceedings.”  We had approximately $1.3 million of inventory and $300,000 of capitalized software development for games that contain the “WWF” brand that we wrote-down to zero in the fourth quarter of 2002.

Cybiko Claim.  We received a demand from Motorola for indemnification under our license to it of certain wireless games distributed in France.  The demand arises out of litigation commenced in France against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  We in turn have made a claim for indemnification against the developer of the games.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of the demand for indemnification.

Guarantees and Commitments.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2002 is approximately $99.5 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in 2003 will be $15.7 million.  We also have various operating lease commitments of $12.2 million expiring at various times through 2012.  As of December 31, 2002, we had approximately $2.1 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.  We also have a commitment for $3.2 million under a sponsorship agreement contingent upon certain events, the occurrence of which will require us to make payments over the next three years.

Summary of minimum contractual obligations and commercial commitments as of December 31, 2002 (in thousands):

	Contractual Obligations and Commercial Commitments
Years Ended December 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
2003	$23,440	$31,636	$15,716	$3,884	$2,073	$792	$77,541
2004	21,217	645	14,670	$3,108	—	1,583	$41,223
2005	21,967	—	8,233	$2,497	—	792	$33,489
2006	638	—	2,020	$824	—	—	$3,482
2007	—	—	2,020	$576	—	—	$2,596
Thereafter	—	—	3,540	$1,357	—	—	$4,897
	$67,262	$32,281	$46,199	$12,246	$2,073	$3,167	$163,228

In addition to the above lease commitments, on February 27, 2003, we entered into a lease agreement for approximately 29,000 square feet of office space.  The term of the lease is ten years beginning April 15, 2004 with minimum future rental payments totaling $4.2 million.

Warrants.  We are committed under various license and software development agreements to issue warrants to purchase a total of approximately 430,000 shares of common stock.  At this time, the warrant terms related to these various agreements are being negotiated.  We will record the fair market value of these warrants when the terms are finalized. The fair market value will be included in license or software development in the accompanying balance sheet and will be amortized to license amortization and royalties or software development amortization over estimated sales for games not released and a portion may be recognized immediately for games that have been previously released.

Credit Facilities.  On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement with Union Bank of California.  Under the terms of the Amended and Restated Revolving Credit Agreement, we are permitted to borrow and maintain obligations under outstanding letters of credit up to an aggregate of $35.0 million through August 31, 2004.

We are permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate as follows (in thousands):

September 27, 2002 – January 31, 2003	$35,000
February 1, 2003 – August 31, 2003	$20,000
September 1, 2003 – January 31, 2004	$35,000
February 1, 2004 – August 31, 2004	$20,000

In addition, our outstanding borrowings cannot exceed the following amounts (in thousands):

September 27, 2002 – October 31, 2002	$10,000
November 1, 2002 – January 31, 2003	$20,000
February 1, 2003 – October 31, 2003	$10,000
November 1, 2003 – January 31, 2004	$20,000
February 1, 2004 – August 31, 2004	$10,000

We are not permitted to have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions.  At December 31, 2002 we were in violation of the specified minimum net worth covenant due to the $25 million share repurchase and fourth quarter operating results.  The Amended and Restated Revolving Credit Agreement was amended on November 21, 2002.  On February 21, 2003 a waiver of this covenant was executed.  We are currently negotiating an amended credit agreement with the bank.  Any amounts outstanding under this credit facility may be accelerated upon the happening of certain events of default.  We are not permitted to pay cash dividends.  Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.3% at December 31, 2002) or (b) the London Interbank Offered Rate (1.4% at December 31, 2002) plus 1.60%.  As of December 31, 2002, we had no borrowings on the credit facility.  We had outstanding letters of credit of approximately $2.1 million at December 31, 2002.

Accordingly, we believe that our cash, cash equivalents and short-term investments, funds provided by operations and our borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and payments for licenses and software development.

Risk Factors

Our business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

We Must Continue to Develop and Sell New Titles in Order to Remain Profitable.

Our historical profitability has directly resulted from our ability to timely develop and sell successful new titles for use on various platforms.  We may not be able to develop and secure the rights to new titles at a rate that will maintain our current development and release schedule or release new titles by the dates we have scheduled.  If the revenues from our new titles fail to replace declining revenues from existing titles, our revenues and profits would be materially and adversely affected.

Consumer preferences for games are difficult to predict, and even the most successful titles remain popular for only limited periods of time, often less than six months.  The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales.  Accordingly, substantially all of our net sales for a particular year are generated by titles released in that year and in the latter part of the prior year.  In some instances, a sales decline may also be accompanied by decreasing sales prices, which may result in credits or allowances to our customers.

In addition, the development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from 12 to 24 months for home console games and seven to 12 months for handheld games.  In order to distribute a product, we must develop the necessary game software, obtain approval from the platform manufacturer and licensor, if required, and produce the initial order of cartridges, DVD-ROMs or CD-ROMs.  During the development cycle, the market appeal of a title may decline.

Our Inability To Identify, License And Renew Properties Upon Which Our Products Are Based, Or A Sudden Decrease In Popularity Of The Properties We License, Could Harm Us.

The development of most of our new games is dependent upon our ability to identify and license desirable properties.  Examples of properties that we seek to license are entertainment projects, such as movies, television programs and arcade games, sports and entertainment personalities, and popular sports, fads or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  The inability to renew successful licenses, the sudden decrease in popularity of the underlying properties of our licenses, or changes in property content of our licenses could limit our economic success.

We have developed and are developing a limited number of internal brands, titles for which no license is required.  The success of internal brands relies heavily on substantial marketing, innovative technology and original ideas.  These titles can be expensive to develop and market.  Further, it is difficult to determine what level of consumer acceptance will be achieved, as opposed to licensed titles, which generally have a built-in consumer base and licensor support.

We Rely On A Relatively Small Number Of Brands For A Significant Portion Of Our Net Sales.

A small number of our products make up a substantial portion of our net sales.  For the year ended December 31, 2002, sales of titles for our three top selling brands, World Wrestling Entertainment, SpongeBob and Scooby-Doo were 22.0%, 9.3% and 8.7% of net sales, respectively and for the year ended December 31, 2001, sales of our titles for our three top selling brands, World Wrestling Entertainment, Red Faction and Championship Motocross/MX featuring Ricky Carmichael were 23.5%, 9.5% and 6.1% of net sales, respectively.  A limited number of brands may continue to produce a disproportionately large amount of our net sales.  Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results.

Unexpected Declines In The Popularity Of Platforms Could Have A Negative Effect On Consumer Demand For Titles, Which Could Have A Material Adverse Effect On Us.

The interactive entertainment software industry has experienced periods of significant growth in consumer interest, followed by periods in which growth has substantially declined.  Our sales are dependent, among other factors, on the popularity and unit sales of the game platforms of the various manufacturers.  The popularity of the game platforms marketed by the manufacturers has experienced wide fluctuations.  We must continually anticipate and adapt our offerings to emerging platforms and evolving consumer preferences.  Unexpected declines in the popularity of a particular platform can be expected to have a material adverse effect on consumer demand for titles released or scheduled for release for that platform.

Development And Distribution Of Wireless Games Is Subject To Different Risks And May Adversely Impact Our Existing Products.

In 2001, we announced a new division, THQ Wireless, for the development and distribution of games on mobile platforms, including cellular telephones and mobile handheld devices.  We released 27 wireless games in 2002.  Because we are less experienced in developing games for these devices and such platforms present additional and different risks than those related to traditional console games, we cannot predict with any degree of certainty the financial impact that our approach to wireless games will have.

Customer Accommodations Or Unsaleable Inventory Could Adversely Affect Our Earnings.

We sometimes negotiate accommodations to retailers or distributors when demand for specific games falls below expectations, in order to maintain our relationships with our customers.  These accommodations include our not requiring that all booked orders be filled.  We also negotiate price discounts, credits against future orders and the return of products with our customers.

Although we believe that the reserves that we have established for customer accommodations are adequate, there is the possibility that actual customer accommodations could exceed our reserves.  The effect of this would be a reduction in our earnings.  We cannot predict with certainty the amount or nature of accommodations that will be provided to our customers in future periods.

We write down slow-moving or obsolete inventory to net realizable value.  An unsuccessful title requires that we write down the inventory for that title to its estimated net realizable value.  We work to minimize this risk by communicating frequently with our customers and by attempting to accurately forecast retailer and consumer demand for each of our titles.

For The Year Ended December 31, 2002, 63.9% Of Our Gross Sales Were Made To Our 10 Largest Customers.  We Could Be Adversely Affected If Any Of Them Reduced Or Terminated Their Purchases From Us.

Sales to our 10 largest customers collectively accounted for approximately 63.9% of our gross sales for the years ended December 31, 2002 and December 31, 2001, respectively.  Our largest single customer in both periods was Wal-Mart.  Wal-Mart accounted for 16.4% of our gross sales for the year ended December 31, 2002 and 14.1% of our gross sales for the year ended December 31, 2001.

We have no written agreements or other understandings with any of our customers that relate to future purchases, so purchases by these customers or any others could be reduced or terminated at any time.  A substantial reduction or a termination of purchases by any of our largest customers would have a material adverse effect on us.

A Business Failure By Any Of Our Largest Customers Could Have A Material Adverse Effect On Us.

Our sales are typically made on credit, with terms that vary depending upon the customer and other factors.  Normally we do not hold any collateral to secure payment by our customers, and currently we do not factor any of our receivables.  While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment.  A business failure by any of our largest customers would have a material adverse effect on us.  Kmart filed for bankruptcy protection as of January 22, 2002.  Because Kmart is one of our largest customers, if it is no longer able to do business with us, we could be materially adversely affected.

Because We Cannot Publish Or Manufacture Titles Without Platform Manufacturers’ Approval, Our Ability To Continue To Develop And Market Successful Console Titles Is Dependent On The Manufacturers Continuing To Do Business With Us.

We are dependent on the platform manufacturers and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms.  Our existing platform licenses for Sony PlayStation 2 and PlayStation, Nintendo GameCube, Game Boy Advance and Game Boy Color, and Microsoft Xbox, require that we obtain approval for the publication of new games on a title-by-title basis.  As a result, the number of titles we are able to publish for these platforms, and our revenues from titles for these platforms, may be limited.  Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s platform, which could negatively affect our operating results.

Each of the manufacturers or their authorized vendors is the sole source for the fabrication of the products we publish for that manufacturer’s platforms.  Each platform license provides that the manufacturer may change prices for products at any time and includes other provisions that give the manufacturer substantial control over our release of new titles.  Since each of the manufacturers is also a publisher of games for its own platforms, and also manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of other publishers in the event of insufficient manufacturing capacity.  Unanticipated delays in the delivery of products could also negatively affect our operating results.

If We Needed To Write Down Licenses Or Software Development Costs Below The Current Recorded Value, Our Results Of Operations Could Be Adversely Affected.

We typically enter into agreements with licensors of properties that require advance payments of royalties and/or guaranteed minimum royalty payments.  We also enter into agreements with developers of titles that require a development fee and additional compensation based on the respective title sales performance.  Sales of products for which such royalties are paid or guaranteed payments are made may not be sufficient to cover the amount of these required payments.  In addition, we capitalize our advances to developers on our balance sheet as a part of “software development costs.”  When, in management’s opinion, future revenues will not be sufficient to recover previously capitalized costs, we expense these items in the current period.  If we needed to write down licenses or software development costs below the current recorded value, our results of operations could be adversely affected.

Increased Foreign Operations Subject Us To Different Business, Political And Economic Risks.

Foreign sales are subject to inherent risks, including different consumer preferences, higher distribution and operating expenses, unexpected changes in regulatory requirements, tariffs and other barriers, difficulties in staffing and managing foreign operations, and possible difficulties collecting foreign accounts receivable.  These factors or others could have an adverse effect on our future foreign sales or the profits generated from these sales.

Sales generated by our European and Australian offices will generally be denominated in the currency denomination of the country in which the sales are made or, if made in Europe, European Currency Units (“Euros”).  To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations.

Fluctuations In Our Quarterly Operating Results Could Result In Substantial Losses To Investors.

We have experienced, and may continue to experience, significant quarterly fluctuations in net sales and operating results.  The interactive software entertainment market is highly seasonal, with sales typically significantly higher during the calendar fourth quarter, due primarily to the increased demand for games during the year-end holiday buying season.  Other factors that cause fluctuations include:

•                  the timing of our release of new titles;

•                  the popularity of both new titles and titles released in prior periods;

•                  changes in the mix of titles with varying profit margins;

•                  the timing of customer orders;

•                  the timing of shipments by the manufacturers;

•                  the competition in the industry for retail shelf space;

•                  fluctuations in the size and rate of growth of consumer demand for titles for different platforms; and

•                  the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  We may not be able to maintain consistent profitability on a quarterly or annual basis.  It is likely that in some future quarter, our operating results may be below the results of public market analysts and investors and as a result of the factors described above and others described throughout this “Risk Factors” section, the price of our common stock may fall or significantly fluctuate.

Competition For Qualified Personnel Is Intense In The Interactive Entertainment Software Industry And Failure To Hire And Retain Qualified Personnel Could Seriously Harm Our Business.

We rely to a substantial extent on the management, marketing, sales, technical and software development skills of a limited number of employees to formulate and implement our business plan, including the development of our titles and brands.  Our success depends to a significant extent upon our ability to attract and retain key personnel.  Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy.  The loss of services of key personnel could have a material adverse effect on us.

Failure To Adequately Protect Our Intellectual Property Could Cause Us To Lose Competitive Advantage And Any Intellectual Property Litigation Could Be Time Consuming And Expensive To Prosecute And Defend.

Unauthorized production occurs in the computer software industry generally, and were a significant amount of unauthorized production of our DVD-ROM or CD-ROM products to occur, we could be materially and adversely affected.  We hold copyrights on the products, manuals, advertising and other materials owned by us and we maintain trademark rights in the THQ name, THQ studios, names of certain products and their respective logos owned by us.  We regard our titles, including the underlying software, as proprietary and rely on a combination of trademark, copyright and trade secret laws in the United States and under international law, employee and third-party nondisclosure and confidentiality agreements, among other methods to protect our rights.  We include with our products a “shrink-wrap” or “click-wrap” license agreement or limitations on use of the software.  It is uncertain to what extent these agreements and limitations are enforceable, especially in foreign countries.  Third parties may infringe our rights and it is possible that third parties may assert infringement claims against us.  From time to time we receive communications regarding such claims and we investigate each claim individually.  Prosecuting or defending valid claims could be costly and could result in a diversion of management’s attention. Further, adverse determinations in any claims or litigation could also have a material adverse effect on our business, operating results and financial condition.

Defects In Our Game Software Could Harm Our Reputation Or Decrease The Market Acceptance Of Our Products.

Our game software may contain defects.  In addition, we may not discover software defects until after our products are in use by retail customers.  Any defects in our software could damage our reputation, cause our customers to terminate relationships with us or to initiate product liability suits against us, divert our engineering resources, delay market acceptance of our products, increase our costs or cause our revenue to decline.

The Interactive Entertainment Industry Is Consolidating. In Making Acquisitions, We Face Significant Competition From Other Companies Some Of Which Have Greater Financial And Other Resources.  We Also Face Integration Challenges With The Companies That We Successfully Acquire.

Consistent with our strategy to enhance our distribution and product development capabilities, we intend to continue to pursue acquisitions of companies, intellectual property rights and other assets that can be acquired on acceptable terms and which we believe can be operated or exploited profitably.  As the interactive entertainment industry continues to consolidate, we face significant competition in making acquisitions, which may constrain our ability to complete suitable transactions.  This is particularly of concern for us because many of our competitors for potential acquisitions have greater financial and other resources.

Further, as we acquire other companies we are faced with additional challenges.  The integration of newly acquired companies’ operations with our existing operations takes management time and effort.  Additionally, there is a risk of loss of key employees, customers and vendors of the recently acquired companies.  Also, if we issue equity securities to pay for an acquisition, the ownership percentage of our existing stockholders would be reduced and the value of the shares held by our existing stockholders could be diluted.  If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes.  Acquisition financing may not be available on favorable terms or at all.  We may also be required to amortize significant amounts of identifiable intangible assets in connection with future acquisitions, which could adversely affect our reported earnings.  Future acquisitions may also require us to assume contingent liabilities that could have a negative effect on our future results of operations.

Competition In The Interactive Entertainment Software Industry May Lead To Reduced Sales Of Our Products, Reduced Profits And Reduced Market Share.

The interactive entertainment software industry is intensely competitive.  We compete, for both licenses to properties and the sale of games, with the platform manufacturers and other external developers.  Each of the platform manufacturers has the additional advantage of being the largest developer and marketer of titles for its platforms.  These companies may increase their own software development efforts.  As a result of their commanding positions in the industry, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us.

Some of our competitors have greater name recognition among consumers and licensors of properties, a broader product line, or greater financial, marketing and other resources than we do.  Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees in connection with the acquisition of licensed properties.  We also believe that other technology and entertainment companies are increasing their focus on the interactive entertainment software market, which might result in greater competition for us.  In addition, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products.

As competition for popular properties increases, our cost of acquiring licenses for such properties may increase, resulting in reduced margins.  In addition, as competition for retail shelf space becomes more intense, we may need to increase our marketing expenditures to maintain sales of our titles.  Prolonged price competition, increased licensing costs or reduced profit margins would have a negative effect on our business and financial results.

We Rely On External Developers For The Development Of Many Of Our Titles.

Many of our titles are developed by external developers.  We have no control over the business, finances and operational practices of these external developers.  A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases.  The future success of many of our titles will depend on our continued ability to maintain relationships and obtain developer agreements on favorable terms with skilled external developers.  We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

The Development And Marketing Of PC Titles Differ From Console Titles And Entail Additional Risks.

The development and marketing of PC games subject us to some different risks than those we encounter in connection with console games.  These risks include the ability to accurately predict which titles have appeal to the purchasers of games for PCs, greater reliance on distributors in order to obtain retail distribution, and higher retailer returns experienced for PC games.  We may not be able to successfully develop and market titles for the PC market.

Rating Systems And Future Legislation May Make It Difficult To Successfully Market And Sell Our Products.

Currently, the video game industry is self-regulated and rated by the Entertainment Software Rating Board.  Our retail customers take the Entertainment Software Rating Board rating into consideration when deciding which of our products they will purchase.  If the Entertainment Software Rating Board or a manufacturer determines that a product should have a rating directed to an older or more mature consumer, we may be less successful in our marketing and sales of a particular product.

Recently, legislation has been introduced at the local, state and federal levels for the establishment of a government mandated rating and governing system in the United States and in foreign countries for the video game industry.  Various foreign countries already allow government censorship of interactive entertainment products.  We believe that if the video game industry were to become subject to a government rating system, our ability to successfully market and sell our products could be adversely affected.

Any Significant Downturn In General Economic Conditions Which Results In A Reduction In Discretionary Spending Could Reduce Demand For Our Products And Harm Our Business.

Our product sales are affected by a retail customer’s ability and desire to spend disposable income on the purchase of our game titles.  Any significant downturn in general economic conditions which results in a reduction in discretionary spending could result in a reduction in demand for our products and could harm our business.  Such industry downturns have been, and may continue to be, characterized by diminished product demand and subsequent erosion of average selling prices.

Our Business And Future Operating Results Are Subject To A Wide Range Of Uncertainties Arising Out Of The September 11, 2001 Terrorist Attacks And Current Military Actions.

Our business and operating results are subject to uncertainties arising out of the terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown and the economic consequences of military action or additional terrorist activities.  Accordingly, while the terrorist attacks and current military actions have not had a material impact on our financial position or results of operations to date, we cannot determine if the attacks, current military actions or any events arising as a result of such events will have a material impact on our business in the future.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our short-term investments is in a mutual fund made up of non-mortgage United States Government Securities, corporate notes and commercial paper and fixed and floating rate asset-backed securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.  The credit facility is based on variable interest rates.  At December 31, 2002, we had no borrowings on the credit facility.

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Great British Pound (“GBP”) and the Euro which may result in a gain or loss of earnings to us.  The volatility of the GBP and the Euro (and all other applicable currencies) is monitored frequently throughout the year.  While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements together with the report of Deloitte & Touche LLP dated March 25, 2003, required by this Item are included in Item 15 of this Annual Report and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors(1)

Our Board of Directors is comprised of the following five members.  There are no family relationships among any of our directors or executive officers.

Brian J. Farrell (age 49) has been our President and Chief Executive Officer since January 1995 and a director since March 1993.  Between October 1992 and January 1995, Mr. Farrell served as our Executive Vice President and Chief Operating Officer.  From July 1991 to October 1992, Mr. Farrell served as our Vice President, Chief Financial Officer and Treasurer.  From 1984 until joining us, Mr. Farrell was Vice President and Chief Financial Officer of Starwood Hotels & Resorts (formerly known as Hotel Investors Trust), a real estate investment trust.  Mr. Farrell was employed by Deloitte Haskins & Sells, a predecessor of Deloitte & Touche LLP, an international accounting firm and our current auditors, from 1978 to 1984 and is a certified public accountant.

Lawrence Burstein (age 60) has been a director since July 1991.  Since March 1996, Mr. Burstein has served as President and a director and has been a stockholder of Unity Venture Capital Associates Ltd., a private investment company.  From 1986 through March 1996, Mr. Burstein was President, a director and a principal stockholder of Trinity Capital Corporation, a private investment company.  Mr. Burstein is a director of CAS Medical Systems, Inc., Gender Sciences, Inc., I.D. Systems, Inc. and Traffix, Inc.

James L. Whims (age 48) has been a director since April 1997.  Since 1996, Mr. Whims has been a Managing Director of TechFund Capital I, L.P., TechFund Capital II, L.P., and since 2001, TechFund Capital Europe, venture capital firms concentrating on high-technology enterprises.  From 1994 to 1996, Mr. Whims was Executive Vice President of Sony Computer Entertainment of America.  From 1990 to 1994, Mr. Whims was Executive Vice President of The Software Toolworks Inc.

L. Gregory Ballard (age 49) has been a director since April 1999.  Since April 2002, Mr. Ballard has been the President, Chief Executive Officer and a member of the Board of Directors of SonicBlue, Inc., a developer of digital entertainment electronic products.  On March 21, 2003, SonicBlue filed for voluntary reorganization under Chapter 11 in connection with a sale of its assets.  From January 2000 until June 2001, Mr. Ballard was the Chief Executive Officer of MyFamily.com, a leading community Internet company.  Prior to that, from December 1996 until November 1999, Mr. Ballard was the President and Chief Executive Officer of 3Dfx, an interactive entertainment company.  From May 1995 to November 1996, Mr. Ballard was the President of Capcom Entertainment, Inc., a videogame and multimedia entertainment company.  From 1994 to March 1995, Mr. Ballard served as Chief Operating Officer and Chief Financial Officer of Digital Pictures, Inc., a video game company.  From 1991 to 1994, Mr. Ballard was President and Chief Executive Officer of Warner Custom Music Corp., a multimedia marketing division of Time Warner, Inc.  Previously, Mr. Ballard was President and Chief Operating Officer of Personics Corp., a predecessor to Warner Music.  In addition, Mr. Ballard has worked for Boston Consulting Group and as an attorney in Washington, D.C.  Mr. Ballard is also a director of Pinnacle Systems.

Brian Dougherty (age 46) has been a director since November 2002.  Mr. Dougherty most recently served as the Chairman and Chief Technology Officer of Wink Communications, a provider of end-to-end interactive television services to the cable and satellite industries that he founded in 1995 and sold to Liberty Media in 2002.  Mr. Dougherty also founded Geoworks in 1983, a software consulting company that created console and PC games. His first company, Imagic, developed games for various consoles including Atari, Intellivision, Colecovision, and Comodore 64 and was purchased by Activision in 1984. Mr. Dougherty has a BS in Electrical Engineering and Computer Science from UC Berkeley. He is a member of a number of public and private boards including Neomagic (NMGC), Salon (SALN), PlanetWeb, and Bluemug.

Directors are elected annually by the stockholders and hold office until the next annual meeting and until their respective successors are elected and qualified.

(1)                                  Jeffrey C. Lapin resigned as director and our Chief Operating Officer and Vice Chairman in November 2002.

Executive Officers

Our executive officers include Messrs. Farrell, Gysi, Sorensen and Walsh and Ms. Locke.  All of our executive officers are appointed by and serve at the discretion of the Board of Directors.

Fred A. Gysi (age 48) was appointed our Senior Vice President – Finance and Administration, Chief Financial Officer, Treasurer and Secretary in August 2000.  Mr. Gysi previously served as our Vice President - Finance and

Administration, Chief Financial Officer, Treasurer and Secretary since November 1997.  From October 1996 to October 1997, Mr. Gysi was the Chief Financial Officer of HPM-Stadco, a manufacturing company.  From August 1995 to October 1996, Mr. Gysi was the President and co-founder of GP Management Consulting, a provider of financial, operations and systems consulting services to emerging and middle market companies.  From 1992 to 1995, Mr. Gysi was a partner at Collett & Levy, an accounting firm.  Mr. Gysi was employed by Deloitte & Touche LLP from 1980 to 1992 and was a partner of that firm from 1988 to 1992.  Mr. Gysi is a certified public accountant.

Alison Locke (age 48) was appointed our Executive Vice President – North American Publishing in August 2000.  Ms. Locke previously served as our Senior Vice President - Sales and Marketing since February 1999.  From January 1995 to January 1999, Ms. Locke served as our Senior Vice President - Sales.  From 1991 to January 1995, Ms. Locke served as our Vice President - Sales.  Prior to her employment with us, Ms. Locke served as Vice President of Computer Product and Nintendo Game Sales for Data East USA Incorporated, an interactive entertainment company, and in various sales capacities with Activision, Inc. and Broderbund Software, Inc.

Jack Sorensen (age 41) was appointed Executive Vice President – Worldwide Studios in September 2001.  From June 2000 to September 2001, Mr. Sorensen was President and CEO of Swan Systems, Inc., a private, venture-funded software company serving the advertising and marketing industries.  Between March and May 2000, Mr. Sorensen was Executive in Residence at Crosspoint Venture Partners, a venture firm.  From February 1991 to January 2000, Mr. Sorensen was employed at LucasArts Entertainment Company, an entertainment software developer and publisher, serving variously as head of operations, international, product development and as General Manager.  From April 1995 to January 2000, Mr. Sorensen served as President of LucasArts.

Tim F. Walsh (age 39) was appointed our Senior Vice President – International Publishing in August 2000.  Mr. Walsh previously served as our Vice President - International since January 1998.  From May 1997 to January 1998 he was our Director of International.  Mr. Walsh was Director of International and OEM Sales of Accolade, a publisher of video and PC game software from January 1996 to May 1997.  From September 1993 to December 1995, Mr. Walsh held various positions at Time Warner Interactive.  Mr. Walsh’s prior experience includes positions in the productivity software industry from 1990 to 1993 and the music industry from 1986 to 1989.

Section 16 (a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC and the NASDAQ Stock Market reports of ownership and changes in ownership of the Common Stock.  Copies of such reports are required to be furnished to us.  Based solely on our review of the copies of such reports furnished to us or on written representations to us that no such reports were required, we believe that during the year ended December 31, 2002, all of our executive officers and directors and all beneficial owners of more than 10% of our Common Stock filed on a timely basis all reports, if any, required by Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation for the fiscal years ended December 31, 2000, 2001 and 2002 of: (i) our Chief Executive Officer, (ii) our four most highly compensated executive officers other than our Chief Executive Officer, each of whom was serving at the end of our fiscal year ended December 31, 2002, and whose salary and bonus exceeded $100,000 in 2002, and (iii) Jeffrey C. Lapin, who was our Chief Operating Officer and Vice Chairman until November 8, 2002 (the “Named Executives”):

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary (1)	Bonus	Other Annual Compensation (2)	Shares Underlying Options (3)	All Other Compensation (4)

Brian J. Farrell	2002	$535,456	$525,000	—	375,000	$15,500	(5)
Chairman of the Board of	2001	$469,000	$460,000	—	300,000	$14,300	(5)
Directors, President and	2000	$409,000	$400,000	—	150,000	$6,400
Chief Executive Officer

Fred A. Gysi	2002	$215,029	$80,500	—	56,250	$8,000
Chief Financial Officer	2001	$185,000	$85,000	—	37,499	$6,800
Senior Vice President –	2000	$193,333	$75,000	—	45,000	$6,400
Finance and Administration,
Treasurer and Secretary

Alison Locke	2002	$305,386	$200,000	—	187,500	$8,000
Executive Vice President –	2001	$275,000	$250,000	—	59,999	$6,800
North American Publishing	2000	$250,000	$210,000	—	75,000	$6,400

Jack Sorensen	2002	$272,160	$200,000	—	62,500	$8,000
Executive Vice President –	2001	$63,462	$80,000	—	112,499	$6,800
Worldwide Studios

Tim F. Walsh	2002	$235,167	$170,023	—	112,500	$8,000
Senior Vice President –	2001	$210,000	$170,000	—	52,499	$6,800
International Publishing	2000	$196,876	$140,000	—	67,500	$6,400

Jeffrey C. Lapin	2002	$361,014	$375,000	—	300,000	$8,000
Former Vice Chairman and	2001	$325,000	$325,000	—	240,000	$14,300	(5)
Chief Operating Officer	2000	$275,000	$275,000	—	105,000	$6,400

(1)                                  Included in each executive’s salary are amounts that were deferred by such executive pursuant to our Defined Contribution Plan.

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

(3)                                  The number of shares underlying options has been adjusted to reflect the 50% stock dividend distributed on April 9, 2002 to holders of record of our shares of common stock at the close of business on March 26, 2002.

(4)                                  Includes matching contributions in the amounts of $6,400, $6,800, and $8,000 made by us in accordance with our Defined Contribution Plan in 2000, 2001 and 2002, respectively.  These amounts do not reflect special awards and payments Mr. Farrell is entitled to receive if his employment is terminated as a result of a change in control of our company, which would have had a value of approximately $1,196,000 as of December 31, 2000, $1,375,400 as of December 31, 2001 and $1,569,750 as of December 31, 2002.  See “Employment Agreement with Brian J. Farrell.”

(5)           Includes a life insurance premium paid by us in the amount of approximately $7,500.

Option Grants in Last Fiscal Year

The following table sets forth the number of stock options granted to each of the Named Executives during the fiscal year ended December 31, 2002.  The table also sets forth the potential realizable value of such stock options in the year of their expiration at arbitrarily assumed annualized rates of stock price appreciation of five and ten percent over the full five-year term of the stock options.  No gain to the Named Executives is possible without an increase in the price of our Common Stock, which will benefit all stockholders proportionately.  Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of our Common Stock and overall stock market conditions.  There can be no assurance that the potential realizable values shown in this table will be achieved.

	Individual Grants
Name	Shares Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (1)
					5%	10%
Brian J. Farrell	375,000	17%	$30.04	02/28/07	$3,112,312	$6,877,395
Fred A. Gysi	56,250	3%	$30.04	02/28/07	$466,847	$1,031,609
Alison Locke	187,500	9%	$30.04	02/28/07	$1,556,156	$3,438,698
Jack Sorensen	37,500	2%	$30.04	02/28/07	$311,231	$687,740
	25,000%	1	$16.32	11/20/07	$112,723	$249,088
Tim F. Walsh	112,500	5%	$30.04	02/28/07	$933,694	$2,063,219
Jeffrey C. Lapin(2)	300,000	14%	$30.04	02/28/07	$2,489,849	$5,501,916

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

(2)                                  As of November 8, 2002, Mr. Lapin no longer serves as our Chief Operating Officer and Vice Chairman.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

The following table sets forth, for each of the Named Executives, certain information regarding the number of stock options exercised during the fiscal year ended December 31, 2002 and the value of stock options held at fiscal year end.

			Number of Shares Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the- Money Options at Fiscal Year-End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Brian J. Farrell	168,750	$3,064,067	966,502	624,998	$4,960,483	$149,997
Fred A. Gysi	42,000	$1,095,815	96,126	96,248	$147,747	$45,000
Alison Locke	44,689	$1,111,758	105,001	252,497	$75,003	$74,997
Jack Sorensen	—	$—	37,501	137,498	$—	$—
Tim F. Walsh	—	$—	124,377	169,998	$247,976	$67,500
Jeffrey C. Lapin(2)	270,000	$2,497,248	262,502	—	$210,003	$—

(1)                                  Calculated based on the excess of fair market value of our common stock on December 31, 2002 over the respective exercise prices of the options.

(2)                                  As of November 8, 2002, Mr. Lapin no longer serves as our Chief Operating Officer and Vice Chairman.

Director Compensation

Directors who are also employees and officers of our company are not paid any compensation for service as directors.  Non-employee directors are compensated by cash payments comprised of $12,000 for the year plus $1,500 for attendance at each Board meeting held in person and $500 for attendance at each Board meeting held by telephone, and the grant of options pursuant to our 1997 Stock Option Plan.  Pursuant to such plan, each non-employee director is granted options to purchase 5,625 shares of Common Stock on the first day of each fiscal quarter at a per share exercise price equal to the market price of a share of Common Stock on the date of grant.

During 2002, each of the non-employee directors received grants under our 1997 Stock Option Plan of options exercisable for 22,500 shares of Common Stock, with the exception of Brian Dougherty who received grants under our 1997 Stock Option Plan of options exercisable for 5,625 shares of Common Stock.

Employment Agreement with Brian J. Farrell

Mr. Farrell’s Employment Agreement provides for employment by us through December 31, 2006 (hereinafter referred to as the “Farrell Employment Period”).

Mr. Farrell’s current Employment Agreement provides for an annual base salary of $525,000, subject to annual review for possible increase, and an annual bonus equal to the lesser of his base salary for that year or 4.5% of our annual net income before taxes.  Mr. Farrell may also be awarded a performance bonus at the discretion of our Board of Directors.  We also agreed to grant Mr. Farrell stock options under our Amended and Restated 1997 Stock Option Plan to purchase 187,500 shares of our common stock, with an exercise price per share equal to the fair-market value per share of our common stock on the date the options are granted.  These options vest in three equal installments on the first of January of each of 2002, 2003 and 2004.  Further, we are required to provide Mr. Farrell with a life insurance policy in the amount of $3.0 million, disability insurance for 80% of his base salary and a grantor trust established under Sections 671, et. seq. of the Internal Revenue Code (a Rabbi Trust) for the purpose of protecting the payment, in the event of a change in control, of any of our unfunded obligations to Mr. Farrell.

Mr. Farrell’s current Employment Agreement provides that if Mr. Farrell voluntarily terminates his employment without “Good Reason” or we terminate his employment for “Cause,” he will be precluded, during the twelve months following any such termination, from engaging in any business activities in competition with our business and from soliciting our employees.

Mr. Farrell’s current Employment Agreement also provides Mr. Farrell with the following payments and benefits in the event that his current Employment Agreement is terminated by him for “Good Reason” or by us without “Cause”:  (i) a lump sum payment equal to (A) the greater of three years’ base salary or the salary payable during the then-existing balance of the Farrell Employment Period, plus (B) bonus compensation at the highest possible annual bonus for the greater of three years or the then-existing balance of the Farrell Employment Period; (ii) medical and dental insurance coverage until the end of the Farrell Employment Period; (iii) life and disability insurance coverage until the end of the Farrell Employment Period; (iv) various other perquisites as more fully described in Mr. Farrell’s current Employment Agreement; (v) the immediate vesting of all stock options, stock appreciation rights and restricted stock, if any, not fully vested at such time; (vi) the immediate vesting of Mr. Farrell’s rights in all other employee benefit and compensation plans; (vii) payment of the fees and disbursements incurred by counsel to Mr. Farrell as a result of the termination of Mr. Farrell’s employment; and (viii) appropriate office and secretarial assistance for six months after termination of Mr. Farrell’s employment.  If Mr. Farrell was terminated in accordance with the foregoing he currently would receive a lump sum payment under item (i) of $4,134,375 plus the other benefits in items (ii) through (viii).

If, within one year after a change of control, Mr. Farrell’s employment is terminated by us other than for “Cause,” or voluntarily by Mr. Farrell, then Mr. Farrell shall receive certain benefits, as more fully described in his current Employment Agreement, in addition to those described above.  A change of control includes such events as a person gaining 15% or more beneficial ownership of us, our current members of the Board of Directors ceasing to comprise at least a majority of our Board of Directors (with some exceptions), and/or a sale of all or substantially all of our assets or of our business operations generating two-thirds of our consolidated revenues.  Mr. Farrell would receive approximately the same amount of compensation upon a change in control that he would receive upon termination as specified in the preceding paragraph.

Severance Agreements

We have entered into severance agreements (the “Severance Agreements”) with each of our executives except for Mr. Farrell.  Mr. Farrell’s employment agreement provides for the payment of benefits as discussed above in “Employment Agreement with Brian J. Farrell.”

The Severance Agreements provide for the payment of benefits to the executives upon a “Change in Control.”  The executives agree not to voluntarily leave us without “Good Reason” until the earlier of (a) such attempted Change in Control terminates, or (b) if a Change in Control occurs, 90 days following such Change in Control.

A “Change in Control” is defined, subject to certain exceptions, as an acquisition by any person or group of persons of 30% or more of either (a) our outstanding shares of common stock, or (b) the combined voting power of our outstanding securities entitled to vote for the election of directors.

“Good Reason” is defined to include any of the following events after a Change in Control: (a) any removal or involuntary termination of the executive; (b) a reduction of the executive’s rate of annual base salary as in effect immediately prior to the Change in Control or our failure to pay such salary; (c) a requirement that the executive relocate; (d) our failure to provide the executive with compensation, vacation and other fringe benefits, expense reimbursement, and welfare benefits in accordance with the most favorable plans and benefits in effect for such executive’s peer officers after the Change in Control; and (e) our failure to maintain the effectiveness of the Severance Agreements after the Change of Control.

The Severance Agreements provide that if an executive’s employment is terminated within the year following a Change in Control for any other reason, such executive will be entitled to receive, among other benefits, a cash amount equal to (i) one times such executive’s annual base salary paid to such executive at the time of the Change in Control, plus (ii) one times such executive’s annual bonus paid or payable to such executive in respect of our fiscal year immediately preceding the fiscal year in which the Change in Control occurs.  In addition, if on the date of termination such executive’s stock options are not fully vested, all such stock options shall become immediately vested and exercisable for such period as provided in the plan and/or agreement governing such options.  If Messrs. Gysi, Sorensen, Walsh and Ms. Locke were terminated in accordance with the foregoing they currently would receive $322,000, $515,000, $416,777 and $520,250, respectively.

Employment Arrangements with Jeffrey C. Lapin

Mr. Lapin received a salary of $375,000 and a bonus of $375,000 in 2002.  Mr. Lapin resigned on November 8, 2002.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee in 2002 consisted of Messrs. Burstein and Whims.  Each of Messrs. Burstein and Whims are non-employee Directors and neither have any direct or indirect material interest in, or relationship with, us outside of his position as a Director.  To our knowledge, there were no other interrelationships involving members of the Compensation Committee or other Directors requiring disclosure.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information as to all persons who are, to our knowledge, the beneficial owners of 5% or more of our outstanding shares of common stock as of March 21, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Capital Group International, Inc.	2,235,220	(1)	5.9	%(1)
	Capital Guardian Trust Company
	11100 Santa Monica Blvd.
	Los Angeles, CA 90025

Common	Deutsche Bank AG	2,099,810	(2)	5.5	%(2)
	Deutsche Investment Management Americas Inc.
	Deutsche Bank Trust Company Americas
	Taunusanlage 12, D-60325
	Frankfurt am Main
	Federal Republic of Germany

Common	Liberty Wanger Asset Management, L.P.	2,333,500	(3)	6.1	%(3)
	WAM Acquisition GP, Inc.
	227 West Monroe Street, Suite 3000
	Chicago, IL 60606
	Liberty Acorn Trust
	227 West Monroe Street, Suite 3000
	Chicago, IL 60606

Common	Maverick Capital, Ltd.	2,241,250	(4)	5.9	%(4)
	Maverick Capital Management, LLC
	300 Crescent Court, 18th Floor
	Dallas, TX 75201
	Lee S. Ainslie III
	767 Fifth Avenue, 11th Floor
	New York, NY 10153

Common	J. & W. Seligman & Co. Incorporated	3,373,890	(5)	8.9	%(5)
	William C. Morris
	Seligman Communications & Information Fund, Inc.
	100 Park Avenue
	New York, New York 10017

Common	Tudor Investment Corporation	2,361,300	(6)	6.2	%(6)
	Paul Tudor Jones, II
	1275 King Street
	Greenwich, CT 06831
	The Raptor Global Portfolio Ltd.
	c/o CITCO
	Kaya Flamboyan 9
	Curacao, Netherlands Antilles

(1)                                  Based solely on information set forth in Schedule 13G (the “Capital Schedule 13G”) dated December 31, 2002 and filed on February 11, 2003 with the Securities and Exchange Commission by Capital Group International, Inc. (“CGII”) and Capital Guardian Trust Company (“CGTC”).  CGII is the parent holding company of a group of investment management companies that hold investment power and, in some, cases, voting power over the shares reported in the Capital Schedule 13G.  The investment management companies, which include a bank and several investment advisers, provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts.  CGII does not have investment power or voting power over any of the shares reported in the Capital Schedule 13G.  However, by virtue of Rule 13d-3 under the Act, CGII may be deemed to beneficially own the shares reported in the Capital Schedule 13G.  CGTC, a wholly owned subsidiary of CGII and a bank as defined in Section 3(a)(6) of the Act is deemed to be the beneficial owner of the shares reported in the Capital Schedule 13G as a result of its serving as the investment manager of various institutional accounts.  According to the Capital Schedule 13G, CGII and CGTC each has sole voting power of 1,612,000 shares, no shared voting power, sole dispositive power of 2,235,220 shares and no shared dispositive power.

(2)                                  Based solely on information set forth in Schedule 13G (the “Deutsche Bank Schedule 13G”) dated December 31, 2002 and filed on February 14, 2003 with the Securities and Exchange Commission by Deutsche Bank AG (“Deutsche Bank”).  Deutsche Investment Management Americas Inc. (“DIMA”), an investment advisor, and Deutsche Bank Trust Company Americas (“DBTCA”), a bank, are subsidiaries of Deutsche Bank.  The shares reported in the Deutsche Bank Schedule 13G are owned by the Private Clients and Asset Management business group of Deutsche Bank and its subsidiaries and affiliates.  The Private Clients and Asset Management business group of Deutsche Bank expressly disclaims beneficial ownership of the shares reported in the Deutsche Bank Schedule 13G.  According to the Deutsche Bank Schedule 13G, Deutsche Bank has sole voting power of 1,909,577 shares, shared voting power of 76,016 shares, sole dispositive power of 1,835,310 shares and shared dispositive power of 383,000 shares; DIMA has sole voting power of 745,540 shares, shared voting power of 70,000 shares, sole dispositive power of 432,540 shares and shared dispositive power of 383,000 shares; and DBTCA has sole voting power of 1,164,037 shares, shared voting power of 6,016 shares, sole dispositive power of 1,402,770 shares and no shared dispositive power.

(3)                                  Based solely on information set forth in Schedule 13G (the “Liberty Schedule 13G”) dated December 31, 2002 and filed on February 14, 2003 with the Securities and Exchange Commission by Liberty Wanger Asset Management, L.P. (“WAM”), WAM Acquisition GP, Inc. (“WAM GP”) and Liberty Acorn Trust (“Acorn”).  WAM GP is the general partner of WAM, an investment advisor and Acorn is an investment company.  The shares reported in the Liberty Schedule 13G were acquired on behalf of discretionary clients of WAM, including Acorn.  Persons other than WAM and WAM GP are entitled to receive all dividends from, and proceeds from the sale of, the shares reported.  Acorn is the only such person known to be entitled to all dividends from, and all proceeds from the sale of, shares reported in the Liberty Schedule 13G to the extent of more than 5% of the class.  According to the Liberty Schedule 13G, WAM and WAM GP each has no sole voting power, shared voting power of 2,333,500 shares, no sole dispositive power and shared dispositive power of 2,333,500 shares; and Acorn has no sole voting power, shared voting power of 2,042,500 shares, no sole dispositive power and shared dispositive power of 2,042,500 shares.

(4)                                  Based solely on information set forth in Schedule 13G (the “Maverick Schedule 13G”) dated December 31, 2002 and filed on February 14, 2003 with the Securities and Exchange Commission by Maverick Capital, Ltd. (“Maverick”), Maverick Capital Management, LLC (“MCM”) and Lee S. Ainslie III (“Ainslie”).  Maverick is an investment adviser and has beneficial ownership of the shares reported in the Maverick Schedule 13G through the investment discretion it exercises over its clients’ accounts.  MCM is the general partner of Maverick.  Ainslie is a manager of MCM and is granted sole investment discretion pursuant to MCM regulations.  According to the Maverick Schedule 13G, Maverick, MCM and Ainslie each has sole voting power of 2,241,250 shares, no shared voting power, sole dispositive power of 2,241,250 shares and no shared dispositive power.

(5)                                  Based solely on information set forth in the fifth amendment to Schedule 13G (the “JWS Schedule 13G”) dated February 28, 2003 and filed on March 10, 2003 with the Securities and Exchange Commission by J. & W. Seligman & Co. Incorporated (“JWS”), William C. Morris (“Morris”) and Seligman Communications & Information Fund, Inc. (“Seligman”).  JWS is an investment adviser to Seligman, an investment company.  Morris is a control person of JWS.  JWS, as an investment adviser for Seligman, may be deemed to beneficially own the shares reported by Seligman in the JWS Schedule 13 G.  Accordingly, the shares reported by JWS in the JWS Schedule 13G include the shares reported in such Schedule by Seligman.  Morris, as the owner of a majority of the outstanding voting securities of JWS, may be deemed to beneficially own the shares reported by JWS in the JWS Schedule 13G.  Accordingly, the shares reported in the JWS Schedule 13G by Morris include the shares reported in such Schedule by JWS.  According to the JWS Schedule 13G, each of JWS and Morris has no sole voting power, shared voting power of 3,373,890 shares, no sole dispositive power and shared dispositive power of 3,373,890 shares.  Seligman has no sole voting power, shared voting power of 2,900,000shares, no sole dispositive power and shared dispositive power of 2,900,000 shares.

(6)                                  Based solely on information set forth in the Schedule 13G (the “Tudor Schedule 13G”) dated January 27, 2003 and filed on February 5, 2003 with the Securities and Exchange Commission by Tudor Investment Corporation (“TIC”), Paul Tudor Jones, II (“Jones”), Tudor Proprietary Trading, L.L.C. (“TPT”), The Altar Rock Fund L.P. (“Altar Rock”), The Tudor BVI Global Portfolio Ltd. (“BVI”) and The Raptor Global Portfolio Ltd. (“Raptor”).  The shares reported as beneficially owned in the Tudor Schedule 13G are owned directly by TPT (172,221 shares), Altar Rock (12,034 shares), Raptor (1,858,635 shares) and BVI (318,410 shares).  Because TIC is the sole general partner of Altar Rock and provides investment advisory services to Raptor and BVI, TIC may be deemed to beneficially own the shares owned by each of Altar Rock, Raptor and BVI.  TIC expressly disclaims such beneficial ownership.  In addition, because Jones is the controlling shareholder of TIC and the indirect controlling equity holder of TPT, Jones may be deemed to beneficially own the shares deemed beneficially owned by TIC and TPT.  Jones expressly disclaims such beneficial ownership.  According to the Tudor Schedule 13G:  TIC has no sole voting power, shared voting power of 2,189,079 shares, no sole dispositive power and shared dispositive power of 2,189,079 shares; Jones has no sole voting power, shared voting power of 2,361,300 shares, no sole dispositive power and shared dispositive power of 2,361,300 shares; TPT has no sole voting power, shared voting power of 172,221 shares, no sole dispositive power and shared dispositive power of 172,221 shares; BVI has no sole voting power, shared voting power of 318,410 shares, no sole dispositive power and shared dispositive power of 318,410 shares;  Altar Rock has no sole voting power, shared voting power of 12,034 shares, no sole dispositive power and shared dispositive power of 12,034 shares; and  Raptor has no sole voting power, shared voting power of 1,858,635 shares, no sole dispositive power and shared dispositive power of 1,858,635 shares.

The following table sets forth certain information with respect to beneficial ownership of our shares of common stock as of March 21, 2003 by each of our directors and Named Executives and by all directors and executive officers as a group, and (iii) Jeffrey C. Lapin, who was a director and our Chief Operating Officer and Vice Chairman until November 8, 2002 (the “Named Executives”).  Unless otherwise indicated below, each individual named in the table has sole voting power and sole investment power with respect to all of the shares beneficially owned, subject to community property laws, where applicable.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Brian J. Farrell	1,278,153	(2)	3.3%
Common	Lawrence Burstein	174,003	(3)	*
Common	James L. Whims	216,069	(4)	*
Common	L. Gregory Ballard	95,812	(5)	*
Common	Brian Dougherty	16,875	(6)	*
Common	Fred A. Gysi	120,126	(7)	*
Common	Alison Locke	167,501	(8)	*
Common	Jack Sorensen	50,001	(9)	*
Common	Tim F. Walsh	173,877	(10)	*
Common	Jeffrey C. Lapin	10,250	(11)	*
Common	All Directors and Executive Officers as a group (10 individuals)	2,302,667	(12)	5.9%

*  Less than 1%.

(1)	The address for each individual is c/o THQ Inc., 27001 Agoura Road, Calabasas Hills, California 91301.
(2)	Includes 1,154,002 shares of common stock issuable upon exercise of options exercisable within 60 days.
(3)	Includes 157,503 shares of common stock issuable upon exercise of options exercisable within 60 days.
(4)

Includes 140,623 shares of common stock issuable upon exercise of options exercisable within 60 days and 17,196 shares of common stock held of record by TechFund Capital L.P. (“TechFund”).  Mr. Whims is a managing member of the general partner of TechFund and accordingly may be deemed to share beneficial ownership of the shares of common stock held of record by TechFund.  Mr. Whims disclaims beneficial ownership of such shares.

(5)	Includes 91,312 shares of common stock issuable upon exercise of options exercisable within 60 days.
(6)	Includes 16,875 shares of common stock issuable upon exercise of options exercisable within 60 days.
(7)	Includes 114,876 shares of common stock issuable upon exercise of options exercisable within 60 days.
(8)	Includes 167,501 shares of common stock issuable upon exercise of options exercisable within 60 days.
(9)	Includes 50,001 shares of common stock issuable upon exercise of options exercisable within 60 days.
(10)	Includes 161,877 shares of common stock issuable upon exercise of options exercisable within 60 days.
(11)	As of November 8, 2002, Mr. Lapin no longer serves as a director and our Chief Operating Officer and Vice Chairman.
(12)	Includes an aggregate of 2,054,570 shares of common stock issuable upon exercise of options within 60 days.

Equity Compensation Plan

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2002.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,734,096		$20.39	1,990,198
Equity compensation plans not approved by security holders	711,387	(1)	$4.93	315,284
Total	7,445,483		$20.12	2,305,482

(1)                                  Represents the aggregate number of shares of common stock issuable upon exercise of individual arrangements with option and warrant holders and upon exercise of options granted under our Second Amended and Restated Non-executive Employee Stock

Option Plan (the NEEP Plan).  The vesting of the outside plan options and the NEEP Plan options is determined by our Board of Directors upon grant by such options typically vest over three years.  In addition, the NEEP Plan options are exercisable and expire within five years from date of grant and have termination provisions similar to options granted under stockholder approved plans.  The warrants are exercisable upon grant and expire within five years from date of grant

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no reportable relationships or transactions with management during the year ended December 31, 2002.

Item 14. DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, as of a date within 90 days before the filing of this Form 10-K, have evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) and have concluded that such controls and procedures are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).

3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the “August 2001 Form 8-A”)).

3.6

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “September 2001 10-Q”)).

4.1

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s August 2001 Form 8-A).

4.2

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No.3 to the Registrant’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813)).

10.1†

Amended and Restated Employment Agreement dated as of January 1, 2001, between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “December 2000 10-K”)).

10.2†	Amended and Restated Employment Agreement dated as of January 1, 2001, between the Company and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.2 to the Registrant’s December 2000 10-K).

Exhibit Number	Title
10.3†*	Letter Agreement, dated November 16, 2002,between the Company and Jeffrey C. Lapin.

10.4†

Employment Agreement between Fred A. Gysi and the Company dated October 1, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “ December 1998 10-K”)).

10.5†	Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the December 1998 10-K).

10.6†	Amended and Restated 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-2 filed on December 23, 1996 (File No. 333-18641)).

10.7†

Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell  (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8†	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement On Schedule 14A filed on June 25, 2001).

10.9†

Form of Stock Option Agreement for the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “December 2001 10-K”)).

10.10†

Stock Option Agreement dated as of October 21, 1998, between the Company and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (the “June 1999 10-Q”)).

10.11†

Form of Stock Option Agreement dated as of December 23, 1998, between the Company and each of Messrs. Lawrence Burstein and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant’s June 1999 10-Q).

10.12†

Second Amended and Restated Nonexecutive Employee Stock Option Plan dated as of March 6, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.13†

Form of Nonexecutive Employee Stock Option Agreement for the Second Amended and Restated Nonexecutive Employee Stock Option Plan  (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on June 21, 2002 (File No. 333-90986)).

10.14

Second Amendment to Revolving Credit Agreement, dated as of February 20, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001).

10.15

Third Amendment to Revolving Credit Agreement, dated as of June 12, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2001 10-Q).

10.16

Fourth Amendment to Revolving Credit Agreement, dated as of July 31, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.3 to the Registrant’s June 2001 10-Q).

10.17

Fifth Amendment to Revolving Credit Agreement, dated as of August 28, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Registrant’s September 2001 10-Q).

10.18

Sixth Amendment to Revolving Credit Agreement, dated as of October 26, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2001 10-Q).

10.19

Seventh Amendment to Revolving Credit Agreement and First Amendment to Security Agreement, dated as of January 8, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.18 to the Registrant’s December 2001 10-K).

Exhibit Number	Title
10.20

Eighth Amendment to Revolving Credit Agreement, dated as of May 1, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the “June 2002 10-Q”)).

10.21

Ninth Amendment to Revolving Credit Agreement, dated as of July 26, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2002 10-Q).

10.22

Waiver under Revolving Credit Agreement, dated as of September 10, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “September 2002 10-Q”)).

10.23

Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2002 10-Q).

10.24*	First Amendment to the Amended and Restated Revolving Credit Agreement, dated November 21, 2002, by and between the Company and Union Bank.

10.25*	Waiver under Amended and Restated Revolving Credit Agreement, dated February 21, 2003, by and between the Company and Union Bank.

10.26	Second Amendment to Security Agreement, dated as of September 27, 2002 between the Company and Union Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s September 2002 10-Q).

10.27

Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere), dated as of March 9, 1999, between Nintendo of America Inc. (“NOA”) and the Company (incorporated by reference to Exhibit 10.4 to the Registrant’s September 2002 10-Q).  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).

10.28

First Amendment to the Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere) dated as of March 8, 2002, between NOA and the Company (incorporated by reference to Exhibit 10.5 to the Registrant’s September 2002 10-Q).

10.29

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001, between NOA and the Company (incorporated by reference to Exhibit 10.6 to the Registrant’s September 2002 10-Q).  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.).

10.30

Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of April 5, 2002, between NOA and the Company (Western Hemisphere) (incorporated by reference to Exhibit 10.7 to the Registrant’s September 2002 10-Q). (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.).

10.31

Microsoft Corporation Xbox ™ Publisher License Agreement, dated as of March 20, 2001, between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.8 to the Registrant’s September 2002 10-Q).  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.32

Licensed Publisher Agreement, dated as of August 28, 2002, by and between Sony Computer Entertainment America Inc. (“Sony”) and the Company (incorporated by reference to Exhibit 10.9 to the Registrant’s September 2002 10-Q). (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

Exhibit Number	Title
10.33

PlayStation ® 2 CD-Rom/ DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000, between Sony and the Company (incorporated by reference to Exhibit 10.10 to the Registrant’s September 2002 10-Q).  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.34

PlayStation® Licensed Publisher Agreement, dated as of June 25, 1998, between Sony Computer Entertainment Europe and THQ International Limited (incorporated by reference to Exhibit 10.11 to the Registrant’s September 2002 10-Q).  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.35

PlayStation® Licensed Publisher — Supplemental Agreement, dated as of June 25, 1998, between Sony Computer Entertainment Europe and THQ International Limited (incorporated by reference to Exhibit 10.12 to the Registrant’s September 2002 10-Q). (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

21*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP.

99.1*	Certification of Brian J. Farrell, Chief Executive Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2*	Certification of Fred A. Gysi, Chief Financial Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Dated: March 31, 2003	THQ INC.
	By:	/s/Brian J. Farrell
Brian J. Farrell, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian J. Farrell	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
Brian J. Farrell

/s/ Fred A. Gysi	Senior Vice President - Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003
Fred A. Gysi

/s/Lawrence Burstein	Director	March 31, 2003
Lawrence Burstein

/s/ James L. Whims	Director	March 31, 2003
James L. Whims

/s/ L. Gregory Ballard	Director	March 31, 2003
L. Gregory Ballard

	Director	March 31, 2003
Brian Dougherty

CERTIFICATIONS

I, Brian J. Farrell, Chief Executive Officer of THQ Inc., certify that:

1.             I have reviewed this annual report on Form 10-K of THQ Inc., the registrant;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

	By:	/s/ Brian J. Farrell

Brian J. Farrell
Chief Executive Officer

CERTIFICATIONS

I, Fred A. Gysi, Chief Financial Officer of THQ Inc., certify that:

1.             I have reviewed this annual report on Form 10-K of THQ Inc., the registrant;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

	By:	/s/ Fred A. Gysi

Fred A. Gysi
Chief Financial Officer

THQ INC.

All financial statement schedules have been omitted since either (i) the schedule or condition requiring a schedule is not applicable or not material or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of THQ Inc.,

Calabasas Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 25, 2003

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$132,898	$171,059
Short-term investments	53,951	35,106
Cash, cash equivalents and short-term investments	186,849	206,165
Accounts receivable, net of allowances	146,508	126,011
Inventory	24,362	9,917
Licenses	15,897	16,758
Software development	45,633	34,664
Deferred income taxes	1,334	—
Income taxes receivable	—	290
Prepaid expenses and other current assets	12,092	7,498
Total current assets	432,675	401,303
Property and equipment, net	16,103	13,891
Licenses, net of current portion	19,525	8,345
Software development, net of current portion	1,785	4,466
Goodwill, net	58,609	48,202
Other long-term assets, net	9,163	11,759
TOTAL ASSETS	$537,860	$487,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,148	$27,186
Accrued expenses	32,548	16,293
Accrued payment to venture partner	5,845	6,651
Accrued royalties	30,215	30,001
Income taxes payable	2,331	—
Deferred income taxes	—	1,567
Total current liabilities	112,087	81,698
Accrued royalties, net of current portion	15,373	6,686
Deferred income taxes	1,534	720
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 75,000,000 shares authorized; 38,416,002 and 38,979,747 shares issued and outstanding as of December 31, 2002 and 2001, respectively	384	390
Additional paid-in capital	310,963	316,758
Accumulated other comprehensive income (loss)	624	(2,187)
Retained earnings	96,895	83,901
Total stockholders’ equity	408,866	398,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$537,860	$487,966

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales	$480,529	$378,992	$347,003
Costs and expenses:
Cost of sales	185,593	154,898	140,699
License amortization and royalties	40,476	33,144	34,675
Software development amortization	83,698	35,144	42,875
Product development	38,572	21,154	19,151
Selling and marketing	66,443	46,745	42,446
Payment to venture partner	10,146	8,673	17,707
General and administrative	31,117	25,090	19,530
Total costs and expenses	456,045	324,848	317,083
Income from operations	24,484	54,144	29,920
Interest income, net	5,277	2,572	1,323
Other expenses	(10,006)	—	—
Income before income taxes	19,755	56,716	31,243
Income taxes	6,761	20,703	13,054
Net income	$12,994	$36,013	$18,189
Net income per share — basic	$0.33	$1.10	$0.60
Net income per share — diluted	$0.32	$1.01	$0.56

Shares used in per share calculation — basic	39,203	32,717	30,136
Shares used in per share calculation — diluted	41,243	35,623	32,352

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Years Ended December 31, 2000, 2001 and 2002
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2000	29,845,851	$298	$79,151	$(842)	$29,699	$108,306
Exercise of warrants and options	844,956	9	4,296	—	—	4,305
Stock compensation	—	—	406	—	—	406
Tax benefit related to the exercise of employee stock options	—	—	1,792	—	—	1,792
Comprehensive income:
Net income	—	—	—	—	18,189	18,189
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(873)	—	(873)
Comprehensive income	—	—	—	—	—	17,316
Balance at January 1, 2001	30,690,807	307	85,645	(1,715)	47,888	132,125
Exercise of warrants and options	2,405,413	24	16,697	—	—	16,721
Issuance of common stock from secondary offering	4,596,222	46	154,559	—	—	154,605
Issuance of common stock for Rainbow acquisition	1,287,305	13	48,635	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:	—	—	—	—	—
Net income	—	—	—	—	36,013	36,013
Other comprehensive income	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain / (loss) on investments	—	—	—	231	—	231
Comprehensive income	—	—	—	—	—	35,541
Balance at December 31, 2001	38,979,747	$390	$316,758	$(2,187)	$83,901	$398,862

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont’d)

(In thousands, except per share data)

	Years Ended December 31, 2000, 2001 and 2002
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2002	38,979,747	390	316,758	(2,187)	83,901	$398,862
Exercise of options	932,234	9	7,741	—	—	7,750
Issuance of common stock for ValuSoft acquisition	166,600	2	4,626	—	—	4,628
Issuance of warrants	—	—	1,214	—	—	1,214
Repurchase of common stock	(1,671,531)	(17)	(24,988)	—	—	(25,005)
Adjustments related to 2001 secondary offering	—	—	52	—	—	52
Stock compensation	8,952	—	436	—	—	436
Tax benefit related to the exercise of employee stock options	—	—	5,124	—	—	5,124
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	—	12,994	12,994
Other comprehensive income	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	4,318	—	4,318
Unrealized loss on investments	—	—	—	(1,507)	—	(1,507)
Comprehensive income	—	—	—	—	—	15,805
Balance at December 31, 2002	38,416,002	$384	$310,963	$624	$96,895	$408,866

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$12,994	$36,013	$18,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,385	5,416	3,225
Amortization of licenses and software development	91,677	35,335	50,193
Provision for price protection, returns and doubtful accounts	69,641	47,374	35,387
Loss on disposal of property and equipment	137	117	114
Stock compensation	436	299	406
Tax benefit related to the exercise of employee stock options	5,124	10,923	1,792
Deferred income taxes	(730)	11,338	(112)
Write-off of Network Interactive Sports Ltd.	3,006	—	—
Changes in operating assets and liabilities:
Accounts receivable	(85,012)	(37,665)	(74,770)
Inventory	(12,112)	743	(5,442)
Licenses	(33,918)	(22,596)	(6,680)
Software development	(75,049)	(53,095)	(28,763)
Prepaid expenses and other current assets	(2,101)	(2,901)	(2,374)
Accounts payable	11,067	5,517	8,797
Accrued expenses and accrued payment to venture partner	13,577	(4,197)	10,494
Accrued royalties	8,834	6,952	(1,427)
Income taxes	2,374	(6,336)	7,107
Net cash provided by operating activities	16,330	33,237	16,136
Cash flows used in investing activities:
Proceeds from sale of property and equipment	—	65	64
Proceeds from sales and maturities of short-term investments	90,732	—	—
Purchases of short-term investments	(110,072)	(35,124)	—
Acquisition of property and equipment	(7,794)	(5,750)	(7,877)
Acquisition of ValuSoft, net of cash acquired	(9,373)	—	—
Investment in Network Interactive Sports Ltd.	(221)	(3,325)	—
Investment in Yuke’s Co., Ltd.	—	—	(5,020)
Increase (decrease) in other long-term assets	(1,422)	50	(114)
Net cash used in investing activities	(38,150)	(44,084)	(12,947)
Cash flows provided by financing activities:
Net (decrease) in short-term borrowings	—	(15,473)	(1,229)
Repurchase of common stock	(25,005)	—	—
Principal payments on long-term debt	—	(1,806)	—
Proceeds from issuance of common stock	52	154,605	—
Proceeds from exercise of warrants and options	7,750	16,721	4,305
Net cash provided by financing activities	(17,203)	154,047	3,076
Effect of exchange rate changes on cash	862	(139)	279
Net increase in cash and cash equivalents	(38,161)	143,061	6,544
Cash and cash equivalents — beginning of period	171,059	27,998	21,454
Cash and cash equivalents — end of period	$132,898	$171,059	$27,998

See notes to consolidated financial statements.

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Income taxes	$3,257	$8,204	$4,350
Interest	$76	$74	$354

On July 1, 2002, we paid $9.6 million in cash and issued approximately 167,000 shares of common stock as part of the purchase price of ValuSoft.  The issuance increased common stock and additional paid-in-capital by $2,000 and $4.6 million respectively, and was allocated among the assets acquired.  (See Note 3)

Estimated Fair Value (in thousands):
Tangible assets acquired	$2,837
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	12,042
Purchase price	$14,539

On December 21, 2001, we issued approximately 1,287,000 shares of common stock and assumed approximately 159,000 stock options as part of the purchase price of Rainbow Multimedia Group, Inc.  The issuance increased common stock and additional paid-in-capital by $13,000 and $48.6 million respectively, and was allocated among the assets acquired.  (See Note 3)

Estimated Fair Value (in thousands):
Tangible assets acquired	$5,838
Intangible assets acquired	3,531
Liabilities assumed	(5,411)
Goodwill	44,972
Purchase price	$48,930

On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 302,490 shares of common stock in a non-cash transaction.  On July 23, 2001, Stanley Shenker Associates, Inc. (a related party to the World Wrestling Federation Entertainment) exchanged all of its warrants for 37,923 shares of common stock in a non-cash transaction.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

Business.  THQ Inc., a Delaware corporation, is a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the home video game market.  We currently develop and publish titles for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, personal computers (“PCs”) and wireless devices.  Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.  Our customers include Wal-Mart, Toys “R” Us, Target, Electronics Boutique, Best Buy, Game Stop, Kay Bee Toys, and other national and regional retailers, discount store chains and specialty retailers.

Unless the context otherwise requires, references in this document to “THQ” or the “Company” include THQ Inc. and all of its wholly owned subsidiaries.

Platform License Agreements.  We have a license agreement with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Sony PlayStation 2 in the United States and Canada which expires in March 2004.  We are currently in negotiation for the Sony PlayStation 2 license agreement for Europe, Australia and New Zealand.  We also have two license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States, Canada, Mexico and Latin America and Europe, Australia and New Zealand which expire in August 2006 and December 2005, respectively.

We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Advance handheld game console in all countries in the Western Hemisphere which expires in July 2004.  We are currently in negotiation for the Nintendo Game Boy Advance license agreement for Europe, Australia and New Zealand.  We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Nintendo GameCube in all countries in the Western Hemisphere which expires in April 2005.  We are currently in negotiation for the Nintendo GameCube license agreement for Europe, Australia and New Zealand.  We also have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in all countries in the Western Hemisphere which expires in March 2004.  We also have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in Europe, Australia and New Zealand which expired in October 2002.  The renewal is currently in negotiation, and provides for an expiration of October 2005.  We have two license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 64-bit Nintendo 64 in all countries in the Western Hemisphere and Europe, Australia and New Zealand which expire in May 2003 and January 2004, respectively.

We have a license agreement with Microsoft pursuant to which we have the non-exclusive right to utilize the Microsoft name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Microsoft Xbox which expires in November 2004.  The territory is determined on a title-by-title basis.

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

Foreign Currency Translation.  Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period.  Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss).  The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was $1.8 million and ($0.6) million for the years ended December 31, 2002 and 2001, respectively.  The gain (loss) for the year ended December 31, 2000 was immaterial.  Foreign currency gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency.  Foreign currency transaction gains and losses are not material and are included in general and administrative expenses.

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	December 31,
	2002	2001
Cash and cash equivalents	$132,898	$171,059

Short-term investments
Available for sale	44,940	30,106
Held to maturity	9,011	5,000
Short-term investments	53,951	35,106

Cash, cash equivalents and short-term investments	$186,849	$206,165

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.  The unrealized gains and (losses) on the investments in securities for the years ended December 31, 2002 and 2001, respectively were ($492,000) and ($20,000).

Short-term investments at December 31 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
2002
Corporate notes and bonds	$22,953	$—	$(259)	$22,694
U.S. government and agencies	22,499	—	(253)	$22,246

Total available-for-sale investments	$45,452	$—	$(512)	$44,940

2001
Corporate notes and bonds	$13,798	$2	$(12)	$13,788
U.S. government and agencies	16,329	3	(13)	$16,319

Total available-for-sale investments	$30,127	$5	$(25)	$30,107

Held-to-maturity:
2002
Corporate debt securities	$5,000	$—	$—	$5,000
Municipal securities	4,011	—	—	$4,011

Total held-to-maturity investments	$9,011	$—	$—	$9,011

2001
Municipal securities	$5,000	$—	$—	$5,000

Total held-to-maturity investments	$5,000	$—	$—	$5,000

Realized gains and (losses) from short-term investments were not material in 2002.  There were no realized gains and (losses) from short-term investments in 2001 or 2000.

The investment in Yuke’s Co., Ltd. is also classified as available-for-sale and is included in other long-term assets in the accompanying balance sheets.  The unrealized holding gain (loss) on the investment in Yuke’s Co., Ltd. for the years ended December 31, 2002 and December 31, 2001 was ($1,015,000) and $249,000, respectively.

Fair Values of Financial Instruments.  The carrying value of certain financial instruments, including cash and cash equivalents, short-term investments held to maturity, accounts receivable, accounts payable, accrued expenses and accrued royalties approximate fair market value based on their short—term nature.  Short-term investments classified as available for sale are stated at fair value.  The value of short-term investments are determined using quoted market prices.

Concentrations of Credit Risk.  Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.  We place cash and cash equivalents with high credit-quality institutions and limit the amount of credit exposure to any one institution.  Most of our sales are made directly to mass merchandisers and national retailers.  Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers.  While we frequently monitor and manage this risk, financial difficulties on the part of one or more of our major customers may have a material adverse effect on us.  We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Sales (before returns and allowances) to a major customer represented 16%, 14% and 17% of gross sales in the years ended December 31, 2002, 2001 and 2000, respectively.  This customer accounted for approximately 17% and 18%

of accounts receivable at December 31, 2002 and 2001, respectively.  Sales (before returns and allowances) to another major customer represented 13%, 12% and 16% of gross sales in the years ended December 31, 2002, 2001 and 2000, respectively.  This customer accounted for approximately 16% of accounts receivable at both December 31, 2002 and 2001.

Inventory.  Inventory, which consists principally of finished products, are stated at the lower of cost (moving weighted average) or market.  We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales.

Property and Equipment.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term.  Property and equipment consist of the following:

	Useful	December 31,
(In thousands)	Lives	2002	2001
Building	30 yrs	$719	$689
Land	—	401	401
Computer equipment and software	3-10 yrs	23,138	16,860
Furniture, fixtures and equipment	5 yrs	3,375	2,579
Leasehold improvements	3-6 yrs	1,443	1,137
Automobiles	2-5 yrs	74	111

Less: accumulated depreciation and amortization		(13,047)	(7,886)
		$16,103	$13,891

Licenses.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when actually paid rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of December 31, 2002, the net carrying value of our licenses was $35.4 million.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  See “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of December 31, 2002, the net carrying value of our software development was $47.4 million.

Goodwill and Other Intangible Assets.  Effective January 1, 2002, we completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of January 1, 2002.  All remaining and future acquired goodwill and indefinite lived intangible assets will be subject to an impairment test in the second quarter of each calendar year, or earlier if indicators of potential impairment exist, using a fair-value-based approach.  All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In conjunction with the implementation of SFAS No. 142, we completed a goodwill impairment review as of the beginning of 2002 and found no impairment.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, including $196,000 of goodwill amortization associated with an equity method investment in 2001, is as follows:

(In thousands, except per share data)	2002	2001	2000
Reported net income	$12,994	$36,013	$18,189
Add back: Goodwill amortization	—	404	215
Adjusted net income	$12,994	$36,417	$18,404

Basic earnings per share:
Reported net income	$0.33	$1.10	$0.60
Goodwill amortization	—	0.01	0.01
Adjusted net income	$0.33	$1.11	$0.61

Diluted earnings per share:
Reported net income	$0.32	$1.01	$0.56
Goodwill amortization	—	0.01	0.01
Adjusted net income	$0.32	$1.02	$0.57

Long-Lived Assets.  We evaluate long-lived assets, including but not limited to licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

In January 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS 144 did not have a material impact on our financial statements.

Revenue Recognition.  Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.  The adoption of SAB 101 did not have a material impact on our consolidated financial position and results of operations.

Product Sales: We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management.  Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis.  We estimate such price protection, returns or other allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors.  Such estimates are deducted from gross sales (See Note

5).  Software is sold under a limited 90-day warranty against defects in material and workmanship.  To date, we have not experienced material warranty claims.

Software Licenses:  For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy.  Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software was $2.0 million, $1.4 million and $346,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising.  Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time.  Advertising costs were $23.4 million, $14.8 million and $27.1 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation.  We account for our employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  We account for equity instruments issued to other than employees for acquiring goods and services, typically rights to intellectual property, using the fair value at the date of grant.

At December 31, 2002, we had three stock-based compensation plans, which are described more fully in Note 11.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share data)	Years Ended December 31,
	2002	2001	2000

Net income-as reported	$12,994	$36,013	$18,189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,267	11,970	7,328
Net income (loss)—pro forma	$(6,273)	$24,043	$10,861
Earnings per share:
Basic-as reported	$0.33	$1.10	$0.60
Basic-pro forma	$(0.16)	$0.73	$0.36

Diluted-as reported	$0.32	$1.01	$0.56
Diluted-pro forma	$(0.16)	$0.67	$0.34

The fair market value of options granted under the stock option plans during 2002, 2001 and 2000 was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Dividend yield	0%	0%	0%
Anticipated volatility	73%	74%	73%
Weighted average risk-free interest rate	3.46%	4.33%	6.12%
Expected lives	4 years	4 years	4 years

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

Basic and Diluted Earnings Per Share.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the years presented:

	Years Ended December 31,
(In thousands, except per share data)	2002	2001	2000
Net income used to compute basic and diluted earnings per share	$12,994	$36,013	$18,189
Weighted average number of shares outstanding — basic	39,203	32,717	30,136
Dilutive effect of stock options and warrants	2,040	2,906	2,216
Number of shares used to compute earnings per share — diluted	41,243	35,623	32,352

Stock options to purchase 2,462,000, 724,500 and 2,118,000 shares of common stock in 2002, 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock.

Recently Issued Accounting Pronouncements.  In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred.  The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  We do not expect the adoption of SFAS No. 146 to have a material impact on our financial statements, as we have not initiated any exit or disposal activities.

In November 2002, FASB issued Interpretation (“FIN”) No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We are currently evaluating the provisions of FIN No. 45 and have not determined the impact, if any, they will have on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.”  This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation.  Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results.  Currently, we do not expect to adopt SFAS No. 123 related to the expensing of the fair value based method of accounting for stock-based employee compensation.  We have adopted the new disclosure requirements of SFAS No. 148 as included in the Summary of Significant Accounting Policies, Stock-Based Compensation.

Pervasiveness of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates relate to licenses, software development, accrued returns and allowances and the allowance for doubtful accounts.

Reclassifications.  Certain reclassifications have been made to the prior years consolidated financial statements to conform to current year consolidated financial statements.

3.   Business Combinations

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (now referred to as “ValuSoft”), a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.

The acquisition has been accounted for using the purchase method under SFAS No. 141. The purchase price includes the cash paid, the fair value of our common stock issued, transaction costs and an adjustment for ValuSoft’s accounts receivable and net book value at July 1, 2002.  The total amount of goodwill is expected to be deductible for income tax purposes.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands):
Tangible assets acquired	$2,837
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	12,042
Purchase price	$14,539

Rainbow Multimedia Group, Inc.  On December 21, 2001, we completed the acquisition of Rainbow Multimedia Group, Inc., an Arizona corporation.  The results of Rainbow’s operations have been included in the consolidated financial statements since that date.  Rainbow designs entertainment content for video game consoles and personal computers.  Rainbow’s team of artist and engineers helps strengthen our internal development and our ability to create original content.

In the acquisition, each share of Rainbow was converted into 0.05397 of a share of our common stock, or approximately 1,287,000 shares valued at $44.6 million.  In addition, outstanding Rainbow employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 159,000 shares of our common stock.

The acquisition has been accounted for using the purchase method under SFAS No. 141.  The purchase price includes the fair value of our common stock issued, fair value of vested stock options assumed, the transaction costs, and an adjustment for Rainbow’s net book value at December 21, 2001.  In 2002, an adjustment was made to the initial allocation of the purchase primarily due to deferred tax assets that were not previously recognized.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands):
Tangible assets acquired	$5,841
Intangible assets acquired	3,531
Liabilities assumed	(5,411)
Goodwill	44,972
Purchase price	$48,933

The purchase agreement and a related royalty participation agreement calls for contingent compensation based on the future revenue generated by certain titles being developed by Rainbow prior to the acquisition.  The contingent compensation is expensed to software development amortization.  The contingent compensation may be paid, at our discretion, in cash or shares of our common stock.  For the year ended December 31, 2002, we issued 8,952 shares of our common stock and recognized $267,000 of stock compensation related to the contingent compensation.

The following unaudited pro-forma financial information for the years ended December 31, 2002 and 2001 assumes the purchase of substantially all the assets of ValuSoft, Inc. and the purchase of Rainbow Multimedia Group, Inc., (which occurred on December 21, 2001), had occurred as of the beginning of the respective periods.  The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of the assets been consummated on the dates indicated.

	Years Ended December 31,
(In thousands, except per share data)	2002	2001
Revenue	$491,582	$413,268
Net income	14,584	40,538
Basic earnings per share	0.37	1.19
Diluted earnings per share	0.35	1.09

Volition, Inc.  On August 31, 2000, we completed the acquisition of Volition, Inc., a Delaware corporation (“Volition”).  In the acquisition, each share of Volition was converted into 0.16484 of a share of our common stock, or approximately 1,335,000 shares.  In addition, outstanding Volition employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 165,000 shares of our common stock.

The acquisition has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.  Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows as if Volition had always been part of our company.

All transactions between us and Volition have been eliminated in the consolidated financial statements.

4.   Credit Facility

On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement with Union Bank of California.  The Amended and Restated Revolving Credit Agreement was amended on November 21, 2002.  Under the terms of the Amended and Restated Revolving Credit Agreement, we are permitted to borrow and maintain obligations under outstanding letters of credit up to an aggregate of $35.0 million through August 31, 2004.

We are permitted to maintain outstanding letters of credit for product purchases and outstanding borrowings in the aggregate as follows (in thousands):

September 27, 2002 – January 31, 2003	$35,000
February 1, 2003 – August 31, 2003	$20,000
September 1, 2003 – January 31, 2004	$35,000
February 1, 2004 – August 31, 2004	$20,000

In addition, our outstanding borrowings cannot exceed the following amounts (in thousands):

September 27, 2002 – October 31, 2002	$10,000
November 1, 2002 – January 31, 2003	$20,000
February 1, 2003 – October 31, 2003	$10,000
November 1, 2003 – January 31, 2004	$20,000
February 1, 2004 – August 31, 2004	$10,000

We are not permitted to have any outstanding borrowings for a period of at least 60 days during each year of the agreement.

This credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain a specified minimum net worth and limits our ability to incur additional indebtedness, sell assets and enter into certain mergers or acquisitions.  At December 31, 2002 we were in violation of the specified minimum net worth covenant due to the $25 million share repurchase and the fourth quarter operating results.  The Amended and Restated Revolving Credit Agreement was amended on November 21, 2002.  On February 21, 2003 a waiver of this covenant was executed.  We are currently negotiating an amended credit agreement with the bank.  Any amounts outstanding under this credit facility may be accelerated upon the happening of certain events of default.  We are not permitted to pay cash dividends.  Amounts outstanding under these credit facilities bear interest, at our choice, at either (a) the bank’s prime rate (4.3% at December 31, 2002) or (b) the London Interbank Offered Rate (1.4% at December 31, 2002) plus 1.60%.  As of December 31, 2002, we had no borrowings on the credit facility.  We had outstanding letters of credit of approximately $2.1 million at December 31, 2002.

5.   Allowance for Price Protection, Returns and Doubtful Accounts

The allowance for price protection, returns and doubtful accounts at December 31, 2002 and 2001 consists of the following:

	December 31,
(In thousands)	2002	2001	2000
Balance at January 1	$(40,616)	$(31,534)	$(24,171)
Provision for price protection, returns and doubtful accounts	(69,641)	(47,386)	(35,387)
Actual deductions for price protection, returns and doubtful accounts	50,338	38,304	28,024
Ending balance	$(59,919)	$(40,616)	$(31,534)

6.   Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	Years Ended December 31,
(In thousands)	2002	2001
Balance at beginning of period	$48,202	$1,717
Goodwill acquired during the period	12,042	46,688
Adjustments to goodwill during the period	(1,716)	—
Amortization during the period	—	(208)
Effect of foreign currency exchange rates	81	5
Balance at end of period	$58,609	$48,202

7.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Other intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

Intangible Assets		December 31, 2002		December 31, 2001
(In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Licenses	Varies	$95,299	$(59,877)	$52,435	$(27,332)

Software development	Varies	152,263	(104,845)	88,707	(49,577)

Trade secrets	5 years	1,800	(360)	1,800	—
Non-compete / Employment contracts	6.5 years	706	(109)	706	—
Subtotal, other		2,506	(469)	2,506	—
Total amortized intangible assets		250,068	(165,191)	143,648	(76,909)

Unamortized intangible assets
Trade name	indefinite	1,025	N/A	1,025	N/A
Total		$251,093	$(165,191)	$144,673	$(76,909)

The useful lives of licenses and software development are based on units of product sold and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and forecasts of units to be sold.  For the years ended December 31, 2002, 2001 and 2000, our aggregate amortization expense related to intangible assets was $91,677, $35,335 and $50,193, respectively.

Estimated Amortization Expense

(In thousands):

Years Ended December 31,
2003	$61,999
2004	$9,866
2005	$8,527
2006	$2,010
2007	$1,500
Thereafter	$975

8.   Other Long-Term Assets

In addition to other intangible assets (see Note 7), other long-term assets also includes the following:

On June 13, 2001, T.HQ International Ltd. and HotGen Studios Ltd. entered into a Joint Venture Agreement pursuant to which T.HQ International Ltd. acquired a 44% interest in Network Interactive Sports Limited (“NI Sports”), formerly wholly owned by HotGen Studios Ltd.  In exchange for this interest, T.HQ International Ltd. agreed to invest $3.3 million in cash.  Goodwill, which resulted from the investment, net of accumulated amortization was $1.9 million at December 31, 2001.  In July 2002, we announced plans to discontinue operations and took a charge of $3.0 million, including the write-off of associated goodwill of $1.9 million, in June 2002 for the write-off of this investment, which is included in other expenses in the accompanying statements of operations.  Prior to the write-off, this investment was included in other long-term assets in the accompanying balance sheet and was accounted for using the equity method.  For the year ended December 31, 2001, our equity in the net loss of the joint venture was immaterial and was included in general and administrative expenses in the accompanying statements of operations.  The financial statements of the joint venture are immaterial and have therefore not been included.

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s Co., Ltd., which at the time was privately held.  In December 2001, Yuke’s Co., Ltd. had an initial public offering of its common stock which is now traded on the Japanese NASDAQ stock market.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  (See Note 2)  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  The agreement provides that for a certain time period, under separate development agreements, Yuke’s Co., Ltd. will create exclusively for us wrestling games for the PlayStation and PlayStation 2 in North America and Europe.  Due to the long-term nature of this agreement, this investment is included in other long-term assets in the accompanying balance sheet.  The investment in Yuke’s Co., Ltd. was $4.3 million and $5.3 million as of December 31, 2002 and 2001, respectively.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  In February 2003, the loan was converted to an equity investment in Minick.  We now own approximately 25% of the outstanding common stock of Minick and will account for this investment using the equity method of accounting.  Minick develops and operates interactive mobile applications.  We will work with Minick to provide licensed wireless gaming through their mobile applications.

9.   Income Taxes

Income before provision for income taxes consisted of:

(In thousands)	Years Ended December 31,
	2002	2001	2000
United States	$16,471	$52,569	$29,540
Foreign	3,284	4,147	1,703
	$19,755	$56,716	$31,243

The provision for income taxes consists of the following:

(In thousands)	2002	2001	2000
Current
Federal	$6,742	$8,000	$9,048
State	814	434	3,395
Foreign	1,765	1,231	712
	9,321	9,665	13,155
Deferred
Federal	(1,940)	9,223	209
State	(194)	1,524	(200)
Foreign	(426)	291	(110)
	(2,560)	11,038	(101)
Provision for income taxes	$6,761	$20,703	$13,054

A reconciliation of the provision for income taxes at the federal statutory rate to the provision recorded in the accompanying financial statements is as follows:

(In thousands)	2002	2001	2000
Federal provision at statutory rate	35.0%	35.0%	35.0%
State taxes (net of Federal benefit)	2.0	2.2	4.1
Preacquisition loss from Volition, Inc.	—	—	2.5
Rate differences in foreign taxes and other, net	(2.8)	(0.7)	0.2
	34.2%	36.5%	41.8%

Deferred income taxes were:

	December 31,
	2002			2001
(In thousands)	Federal	State	Foreign	Federal	State	Foreign
Current
Deferred income tax assets:
Allowance for doubtful accounts, discounts and returns	$12,065	$1,120	$430	$8,400	$779	$4
Litigation reserve	3,553	330	—	—	—	—
Package design costs	—	—	—	664	62	—
Deferred compensation	—	—	—	280	26	—
State income taxes	106	—	—	391	—	—
Net operating loss	1,023	3	—	246	—	—
Credits	—	109	—	—	—	—
Other — net	3,126	290	—	558	54	—
Total deferred income tax assets	19,873	1,852	430	10,539	921	4

Deferred income tax liabilities:
Software development costs	(16,029)	(1,477)	—	(11,924)	(1,107)	—
Other — net	(3,039)	(276)	—	—	—	—
Deferred income taxes	$805	$99	$430	$(1,385)	$(186)	$4

Non-Current
Deferred income tax assets:
Other — net	$1,287	$123	$—	$284	$26	$—
Valuation reserve	(284)	(26)	—	—	—	—
Net deferred tax assets	1,003	97	—	284	26	—

Deferred income tax liabilities
Software development costs	(622)	(69)	—	—	—	—
Depreciation and amortization	(575)	(12)	—	—	—	—
Identifiable intangible assets	(1,276)	(80)	—	(1,030)	—	—
Deferred income taxes	$(1,470)	$(64)	$—	$(746)	$26	$—

The valuation reserve increased by $310,000 during 2002.  The valuation reserve was zero for the year ended December 31, 2001.

As of December 31, 2002 we had federal net operating loss carryforwards of approximately $2.9 million (expiring from 2009 to 2020).

At December 31, 2002 we had accumulated foreign earnings of $10.8 million.  We do not plan to repatriate these earnings, therefore, no United States income tax has been provided on the foreign earnings.  Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

10.   Employee Pension Plan

We sponsor for our United States employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee’s deferral, up to 4% of eligible compensation.  We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution.  Expenses under the plan were $1.5 million, $1.3 million and $1.1 million in 2002, 2001 and 2000, respectively.

11.   Stock Option Plan

We have three stock option plans (the 1990 Plan, the 1997 Plan and the NEEP Plan).

The 1990 Plan and the 1997 Plan provide for the issuance of up to 2,193,750 and 10,537,500 shares, respectively, available for employees, consultants and non-employee directors.

As of December 31, 2002, no options under the 1990 Plan and 1,990,198 options under the 1997 Plan were available for grant.  Stock options granted under the option plans may be incentive stock options or non-statutory stock options.  Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of non-statutory stock options, all employees (including officers), consultants and non-employee directors of THQ.

On July 20, 2001, our stockholders approved an amendment to the Amended and Restated 1997 Stock Option Plan (the “1997 Amended Plan”) to increase the number of shares of common stock for which options may be issued.  The 1997 Amended Plan now provides for the issuance of up to 10,537,500 shares of common stock for option grants to directors, officers and key employees.  The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under this plan become exercisable over three years and expire within five years from the date of grant.

On June 8, 2000, the Board of Directors approved the THQ Inc. Non-executive Employee Stock Option Plan (the NEEP Plan).  The NEEP Plan has primarily the same attributes as the 1990 Plan and the 1997 Plan, but participation is reserved for employees who are not executive officers and under the NEEP Plan only nonqualified options will be granted.  The NEEP Plan provides for the issuance of up to 2,142,000 shares, of which no more than 20% is available for awards to our non-executive officers and no more than 15% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions.  As of December 31, 2002, 315,284 options were available for grant.

The exercise price per share of all options granted under the plans in 2000, 2001 and 2002 has been the closing market price of the stock on the date of the grant.

Stock Options	Weighted Average Exercise Price	Number of Shares
Balance at January 1, 2000	$10.07	3,863,887
Granted	$10.52	2,278,439
Exercised	$6.10	(377,498)
Canceled	$9.69	(644,873)
Balance at December 31, 2000	$10.61	5,119,955
Granted	$26.01	3,206,811
Exercised	$9.43	(1,628,538)
Canceled	$13.47	(331,016)
Balance at December 31, 2001	$18.42	6,367,212
Granted	$26.54	2,192,639
Exercised	$9.58	(545,937)
Canceled	$24.54	(1,042,064)
Balance at December 31, 2002	$20.93	6,971,850

Options exercisable at December 31, 2000	$8.98	1,826,669
Options exercisable at December 31, 2001	$11.51	1,759,140
Options exercisable at December 31, 2002	$16.75	3,164,326

Options granted and shares exercised relating to options granted outside of our stock option plans during 2000, 2001 and 2002 are listed below.  Share exercise prices for these options equal the market price of our common stock at the date of the grant except for options issued by PCP&L and GA prior to the acquisitions, which were issued at below market value.  These options were accounted for under APB Opinion No. 25 and we have recognized stock compensation of $169,000, $299,000 and $406,000 for 2002, 2001 and 2000, respectively.  Generally, options options granted outside of our stock option plans become exercisable over three years and expire within five years from the date of grant.

Stock Options	Weighted Average Exercise Price	Number of Shares
Balance at January 1, 2000	$3.35	1,434,862
Exercised	$1.30	(317,459)
Canceled	$0.46	(45,648)
Balance at December 31, 2000	$4.07	1,071,755
Granted	$13.78	159,398
Exercised	$3.17	(436,737)
Canceled	$0.57	(932)
Balance at December 31, 2001	$6.53	793,484
Granted	$—	—
Exercised	$6.95	(386,297)
Canceled	$11.00	(8,554)
Balance at December 31, 2002	$6.05	398,633

Options exercisable at December 31, 2000	$4.48	965,028
Options exercisable at December 31, 2001	$6.83	755,777
Options exercisable at December 31, 2002	$6.06	397,492

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.25 - $10.25	1,585,813	2	$7.05
$10.42 - $17.19	1,626,671	2	$14.99
$17.44 - $27.49	2,611,771	4	$24.10
$27.79 - $36.02	1,482,855	4	$31.90
$38.53 - $39.11	63,373	4	$38.85
	7,370,483	3	$20.12

Range of Exercise Price	Shares Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.25 - $10.25	1,315,268	$6.74
$10.42 - $17.19	1,152,889	$15.31
$17.44 - $27.49	844,068	$23.99
$27.79 - $36.02	217,216	$34.01
$38.53 - $39.11	32,377	$38.74
	3,561,818	$15.55

The estimated fair value of the options granted in 2002, 2001 and 2000 was $31.3 million, $47.0 million and $12.7 million, respectively.  We apply APB Opinion No. 25 and related Interpretations in accounting for stock option plans.  Accordingly, no compensation cost for our stock option plans has been recognized in 2002, 2001 or 2000, except for options issued by PCP&L and GA prior to the acquisitions, which were issued at below market value.

12.   Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions bringing the total authorized to $50.0 million.  As of December 31, 2002, we repurchased approximately 1,672,000 shares of our common stock for $25.0 million.

On July 1, 2002 we issued approximately 167,000 shares of common stock as part of the purchase price of ValuSoft (See note 3).

On March 8, 2002, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend distributed on April 9, 2002, to stockholders of record as of the close of business on March 26, 2002 (the “Dividend”).  All references in this Form 10-K to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding.  In addition, stockholders’ equity has been restated to give retroactive recognition to the Dividend by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the Dividend.  The terms of our Amended and Restated Rights Agreement were adjusted to take into account the Dividend.

In connection with obtaining the Nickelodeon master license, in February 2002, we issued to MTV Networks, a division of Viacom International Inc., warrants to purchase 75,000 shares of common stock at $29.13 per share having a fair value of $1.2 million at the time of issuance.  The fair value of the warrants is included in licenses in the accompanying balance sheet.  The warrants expire December 31, 2005.

On December 21, 2001, we issued approximately 1,287,000 shares of common stock as part of the purchase price of Rainbow (See Note 3).

On November 13, 2001, we issued 4,125,000 shares of our common stock in a secondary public offering.  As part of the offering, on December 12, 2001, the underwriters exercised their right to purchase an additional 471,222 shares.  The net proceeds from these issuances were $154.6 million.  We intend to use the net proceeds for general corporate purposes, including working capital, capital expenditures, product development, joint ventures and strategic acquisitions.

On July 20, 2001, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 35,000,000 to 75,000,000.  On July 24, 2001, we amended our Certificate of Incorporation to reflect this increase in authorized shares.

In connection with obtaining the World Wrestling Entertainment license (See Note 13), in August 1999, we issued to World Wrestling Entertainment and a related party to World Wrestling Entertainment, warrants to purchase 421,875 shares of common stock at $6.95 per share having a fair value of $3.1 million at the time of issuance.  The warrants expire December 31, 2009.  On June 8, 2001, World Wrestling Federation Entertainment exchanged all of its warrants for 302,490 shares of common stock in a non-cash transaction.  On July 23, 2001, Stanley Shenker Associates, Inc. (a related party to World Wrestling Federation Entertainment) exchanged all of its warrants for 37,923 shares of common stock in a non-cash transaction.  The issuance of shares of our common stock upon the exchange of warrants to both World Wrestling Federation Entertainment and Stanley Shenker was made pursuant to the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2000, we issued 1,335,165 shares of common stock as part of the purchase price for Volition.  (See Note 3)

Other than World Wrestling Federation Entertainment and Stanley Shenker warrants that were exchanged for common stock mentioned above, there were no additional warrants exercised in 2001 and no warrants exercised in 2002.  During the year ended December 31, 2000, the number of warrants to purchase our common stock exercised were 150,000.  We received proceeds from the exercise of such warrants totaling $1.6 million in the year ended December 31, 2000.

13.   Agreement with JAKKS Pacific, Inc.

In June 1999 we entered into an agreement with JAKKS Pacific, Inc. (“JAKKS”), that governs our relationship with respect to the World Wrestling Entertainment license we jointly obtained from World Wrestling Entertainment, Inc. (the “WWE”).  This agreement was amended in January 2002.  Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, as well as sublicense products pursuant to the license from the WWE.  The principal terms of this operating agreement are as follows:

We are responsible for funding all operations of the venture, including all payments owed to the WWE.

For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS is entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the net sales from the WWE-licensed games (as defined) in amounts that vary based on the platform.  The payment of these amounts is guaranteed by us.  We are entitled to the profits and cash distributions remaining after the payment of these amounts.

For periods after June 30, 2006, the amount of the preferred payment will be subject to renegotiation between the parties.  An arbitration procedure is specified in the event the parties do not reach agreement.

We are responsible for the day-to-day operations of the venture.  We are responsible for development, sales and distribution of the WWE-licensed games, and JAKKS is responsible for the approval process and other relationship matters with the WWE.  We and JAKKS co-market the games.

For financial reporting purposes, we are deemed to control the venture; therefore, all venture operating results are consolidated with our results.

In November 2001, through the venture, we entered into a letter of intent to expand the WWE license to include exclusive rights to other wrestling content produced by the WWE.  In exchange for these rights we have agreed to increase the minimum guarantee payable to the WWE through December 31, 2009.

14.   Stockholders Rights Plan

On August 15, 2001, the Board of Directors (the Board) approved an amended and restated Stockholders Rights Plan (the Plan).  Each share of common stock has one preferred stock purchase right (“Right”) associated with it.  Pursuant to the Plan, each Right entitles the holder to buy one one-thousandth (1/1000) of a share of a new series of preferred stock at an exercise price of $10, subject to adjustment.  The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding common stock.

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

15.   Commitments and Contingencies

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  The minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in 2003 to be approximately $15.7 million.  We also have a commitment for $3.2 million under a sponsorship agreement.  The payments under the agreement will be made over the next three years.

Leases.  We are committed under operating leases with lease termination dates to 2012.  Certain leases contain rent escalations.  Minimum future rentals pursuant to these leases as of December 31, 2002 are as follows:

(In thousands)	Facilities	Equipment
2003	$3,449	$435
2004	$2,783	325
2005	$2,240	257
2006	$660	164
2007	$515	61
Thereafter	$1,357	—
	$11,004	$1,242

Rent expense was $3.4 million, $2.7 million, and $2.2 million in 2002, 2001 and 2000, respectively.

On February 27, 2003, we entered into a lease agreement with an entity partially owned by the head of one of our development studios.  The lease is for approximately 29,000 square feet of office space to be occupied by the development studio.  The term of the lease is ten years beginning April 15, 2004 with minimum future rental payments totaling $4.2 million.

Warrants.  We are committed under various license and software development agreements to issue warrants to purchase a total of approximately 430,000 shares of common stock.  At this time, the warrant terms related to these various agreements are being negotiated.  We will record the fair market value of these warrants when the terms are finalized. The fair market value will be included in license or software development in the accompanying balance sheet and will be amortized to license amortization and royalties or software development amortization over estimated sales for games not released and a portion may be recognized immediately for games that have been previously released.

Legal Proceedings.  We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM.  On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants.  On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date.  Defendants filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses.  The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading.  The complaint seeks an unspecified amount in damages.  As of December 31, 2002, we entered into a settlement agreement with the plaintiffs.  While we continue to deny plaintiffs’ allegations, we agreed to pay $10.2 million under the terms of the settlement agreement to resolve all claims by plaintiffs against all defendants.  The District Court granted preliminary approval of the settlement on March 17, 2003, and final approval is currently pending.  Our directors’ and officers’ insurance coverage should reimburse us $10 million towards the settlement agreement and related legal fees.

However, a dispute has arisen between us and our directors’ and officers’ insurance carrier.  The insurance carrier asserts that it is only obligated to contribute $5.0 million in coverage towards the securities litigation settlement.  Pursuant to the terms of our insurance policy, the matter has been submitted to arbitration under the rules of the American Arbitration Association.  As a result of the settlement agreement, related legal fees and the dispute with our insurance carrier, we have taken a charge of approximately $7.0 million during the quarter ended December 31, 2002 which is included in other expenses in the accompanying consolidated statements of operations.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of this dispute.

As a result of a court order in an action filed in the United Kingdom by the World Wide Fund for Nature (the “Fund”) against World Wrestling Entertainment, Inc. (“WWE”) the use of the initials “WWF” is prohibited directly or indirectly by the WWE after November 10, 2002.  On November 10, 2002, upon instruction from the WWE, we ceased sales at least temporarily of certain of our interactive entertainment software games containing the “WWF” brand.  These games contain artwork files with the initials WWF and/or the WWF logo that cannot practicably be removed from the games.  Contemporaneously, in November 2002, we (through our joint venture THQ/JAKKS Pacific LLC (“THQ/JAKKS”)) filed an application for relief from the court order.  That application was denied by the trial court and an appeal was filed and heard on February 24 and 25, 2003.  The appeals court rendered its opinion on March 27, 2003, ruling that our continued marketing of these video games, with the “WWF” initials and brand removed except to the extent embedded in the games, is neither a breach of the court order against WWE nor a contempt of court.  We do not know what impact the court's decision will have on our ability to sell the affected products.  In addition, since October 2002 we have been incorporating the “WWE” brand in place of the “WWF” brand in all of the new wrestling games that we publish, including the recently published WWE Road to WrestleMania X8 for Game Boy Advance and WWE SmackDown! Shut Your Mouth for PlayStation 2.   We had approximately $1.3 million of inventory and $300,000 of capitalized software development for games that contain the “WWF” brand that we wrote-down to zero in the fourth quarter of 2002.

We received a demand from Motorola for indemnification under our license to it of certain wireless games distributed in France.  The demand arises out of litigation commenced in France against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  We in turn have made a claim for indemnification against the developer of the games.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of the demand for indemnification.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

16.   Subsequent Events

On February 13, 2003, we announced a fiscal year end change from December 31 of each year to March 31 of each year. We believe that the change in fiscal year will better reflect our natural business year and allow us to provide financial guidance after the holiday selling season.

17.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market.  The following information sets forth geographic information on our sales and long-lived assets for the years ended December 31, 2000, 2001 and 2002:

(In thousands of dollars)	United States	United Kingdom	Germany	France	Australia	Consolidated

Year ended December 31, 2000:
Sales to unaffiliated Customers	$270,116	$44,638	$20,442	$7,979	$3,828	$347,003

Long-lived assets at December 31, 2000	$16,792	$1,957	$1,971	$320	$235	$21,275

Year ended December 31, 2001:
Sales to unaffiliated Customers	$262,676	$60,240	$25,517	$18,185	$12,374	$378,992

Long-lived assets at December 31, 2001	$80,289	$3,541	$2,370	$267	$196	$86,663

Year ended December 31, 2002:
Sales to unaffiliated Customers	$358,124	$67,218	$26,051	$14,556	$14,580	$480,529

Long-lived assets at December 31, 2002	$101,104	$759	$2,721	$356	$244	$105,184

18.   Quarterly Financial Data (Unaudited)

Our summarized quarterly financial data is as follows:

(Amounts in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2001:
Revenues	$59,328	$55,236	$68,045	$196,383
Expenses	57,986	49,696	62,930	151,664
Income before income taxes	1,342	5,540	5,115	44,719
Income taxes	482	2,086	1,901	16,234
Net income	$860	$3,454	$3,214	$28,485

Net income per share:
Basic	$0.03	$0.11	$0.10	$0.81
Diluted	$0.03	$0.10	$0.09	$0.75

Year ended December 31, 2002:
Revenues	$79,681	$85,762	$97,335	$217,751
Expenses	75,255	80,893	89,895	214,731
Income before income taxes	4,426	4,869	7,440	3,020
Income taxes	1,659	2,578	2,636	(112)
Net income	$2,767	$2,291	$4,804	$3,132

Net income per share:
Basic	$0.07	$0.06	$0.12	$0.08
Diluted	$0.07	$0.05	$0.12	$0.08

Due to rounding some of the figures above may differ slightly from the 10-Q’s previously filed.

For the quarter ended December 31, 2002, net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for "WWF"-branded games that we have been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc.