Form 10-KT
period 2003-03-31
THQ INC
filed 2003-06-11
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2003 to March 31, 2003

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

Common Stock,  $.01 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $1,172,257,000.  38,232,465 shares of common stock were outstanding as of June 2, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The 2003 Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated by reference into Part III herein.

THQ INC.
INDEX TO TRANSITION REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FISCAL YEAR ENDED MARCH 31, 2003

This Transition Report on Form 10-K contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation “Management Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following:  changes in demand for our products, product mix, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses.  In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions.  For specific information concerning these and other such factors please see the section entitled “Risk Factors” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Transition Report.

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

Our software is based on intellectual property licensed or assigned from third parties or created internally.  We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes Finding Nemo and two future Disney/Pixar properties, Hot Wheels, Power Rangers, Scooby-Doo, Sonic the Hedgehog, SpongeBob SquarePants, WWE, as well as others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us.  Our original brands include Red Faction®, Alter Echo™, MX and Summoner®.  Other than games that we release on PCs, the manufacturers(1) or their authorized vendors manufacture all of our products for us.

In North America, we market and distribute our software to customers including Wal-Mart, Toys “R” Us, Target, Best Buy, GameStop, Kay Bee Toys and other regional and national general merchandisers, discount store chains, and specialty retailers.  Outside North America, we market and distribute our software to retailers in 70 countries and territories through offices in the United Kingdom, France, Germany, Australia and Korea.

We are a Delaware corporation that was re-incorporated in 1997.  We were formerly incorporated in New York in 1989 under the name Trinity Acquisition Corporation, which changed its name in 1990 to T.HQ, Inc. through a merger with T.HQ, Inc., a California corporation.  Our principal executive offices are located at 27001 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-5000.  Our web site is at http://www.thq.com.  THQ and the THQ logo are registered trademarks of THQ Inc.(2)

(1)                                  Microsoft, Nintendo and Sony are referred to herein collectively as the “hardware manufacturers” or the “manufacturers.”  Nintendo®, Nintendo Entertainment System® (“NES”), Super Nintendo Entertainment System® (“SNES”), Game Boy®, Game Boy Color®, Game Boy Advance, GameCube and Nintendo 64® are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sega®, Genesis®, Game Gear®, Saturn® and Dreamcast® are registered trademarks of Sega of America, Inc. (“Sega”).  Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft Xbox is a trademark of Microsoft Corporation (“Microsoft”).

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

The Interactive Entertainment Industry and Technology

The home interactive game market consists of software distributed on disc and cartridge media for use solely on dedicated hardware systems, and software distributed on CD-ROM discs for use on PCs.  Disc media includes DVD-ROM discs for use on the Sony PlayStation 2 and Microsoft Xbox, proprietary discs for use on the Nintendo GameCube and CD-ROM discs for use on the Sony PlayStation.  The Nintendo Game Boy Advance and Nintendo Game Boy Advance SP are the only current platforms that use cartridges.  Until 1996, most software for dedicated platforms was sold in cartridge form.  Since then, disc-based products have become increasingly popular because they have substantially greater data storage capacity and lower costs than cartridges.

The first modern platform was introduced by Nintendo in 1985 using 8-bit technology.  8-bit means that the central processing unit, or chip, on which the software operates is capable of processing data in 8-bit units.  Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the consoles and PCs.  As the technology of the hardware has advanced, the software has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios.  The larger data storage capacity of disc-based media for systems such as the Sony PlayStation 2, Microsoft Xbox and the Nintendo GameCube enables them to provide richer content and longer play.  This new generation of systems is based primarily on 128-bit technology.  The latest hand-held platforms, Game Boy Advance and Game Boy Advance SP, use 32-bit technology.

The following table sets forth the year in which each of the manufacturers’ platforms, for which we have published titles and technology, were released in the United States:

Manufacturer	Product Name	Date of U.S. Introduction	Media Format	Technology
Nintendo	NES	1985	Cartridge	8-bit
Nintendo	Game Boy	1989	Cartridge	8-bit (portable)
Sega	Game Gear	1991	Cartridge	8-bit (portable)
Sega	Genesis	1989	Cartridge	16-bit
Nintendo	SNES	1991	Cartridge	16-bit
Sega	Saturn	1995	Cartridge	32-bit
Sony	PlayStation	1995	CD-ROM Disc	32-bit
Nintendo	Nintendo 64	1996	Cartridge	64-bit
Nintendo	Game Boy Color	1998	Cartridge	16-bit (portable)
Sega	Dreamcast	1999	CD-ROM Disc	128-bit
Sony	PlayStation 2	2000	DVD-ROM Disc	128-bit
Nintendo	Game Boy Advance	2001	Cartridge	32-bit (portable)
Nintendo	GameCube	2001	Proprietary Disc	128-bit
Microsoft	Xbox	2001	DVD-ROM Disc	128-bit
Nintendo	Game Boy Advance SP	2003	Cartridge	32-bit (portable)

Sony launched the PlayStation 2, the successor to the PlayStation, in the North American market in October 2000.  Nintendo launched the handheld Game Boy Advance platform in June 2001 and the GameCube platform in November 2001.  Microsoft launched the Xbox in November 2001.  Nintendo launched the Game Boy Advance SP, which is a front-lit screen version of their Game Boy Advance platform, in March 2003.  Software for each new platform requires different standards of design and technology to fully exploit the platform’s capabilities.  The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

Business Strategy

Our corporate goal is to expand market share while increasing profitability.  We believe that our success in the following strategic imperatives will position us well to exploit the current console cycle and other growth opportunities:

•                  Build a well-diversified product portfolio across brand, genre and platform.  Due to constantly changing consumer demand and hardware platforms, we believe it is important to offer a diversified portfolio of titles.  We have worked to grow and diversify our product portfolio by securing additional content licenses, creating our own brands and content, seeking out unique co-development relationships (e.g. with Nickelodeon and Sega) and supporting multiple platforms.  Through licensing agreements with Disney, Disney/Pixar, Mattel, Nickelodeon, Sega, Warner Bros., Twentieth Century Fox, World Wrestling Entertainment and others, we have diversified our portfolio of popular licensed properties to include Finding Nemo and two future Disney/Pixar properties, Hot Wheels, Power Rangers, Scooby-Doo, Sonic the Hedgehog, SpongeBob SquarePants,

WWE, as well as others.  Our titles span a wide spectrum of genres.  We currently develop and publish for all existing major interactive entertainment hardware platforms.  In July 2002, we expanded our product portfolio to include value PC titles with the acquisition of ValuSoft, Inc. (“ValuSoft”).  We will continue to work towards building a well-diversified product portfolio by obtaining additional licenses, increasing our internal brands and publishing titles across multiple platforms.

•                  Establish strong technology and internal development capabilities.  We believe it is important for us to expand our internal development capabilities.  We have increased our internal development capabilities through the acquisition or formation of development studios, consisting of Cranky Pants Games (“Cranky Pants”), Heavy Iron Studios® (“Heavy Iron”), Helixe, Outrage Games (“Outrage”), Pacific Coast Power & Light Company (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios, (“Rainbow”) and Volition, Inc. (“Volition”).  In March 2003, we formed a new studio in Spring Hill, Australia, THQ Australia Studios Pty. Ltd. (“THQ Australia Studios”).  Since 2000, we have launched internally developed games, including Red Faction, Red Faction II, MX Superfly featuring Ricky Carmichael, Summoner, Summoner 2, Rocket Power: Dream Scheme, Scooby-Doo! Night of 100 Frights and WWE Crush Hour.  We will continue to expand our internal development capabilities by selectively acquiring or establishing development studios.

•                  Expand global product development capabilities.  We believe it is important for our business to establish global product development capabilities.  We have implemented a new product development initiative that resulted in the globalization of our product development staff.  The staff is located in three separate locations – United States, United Kingdom and Australia – and manages the development of product both internally developed through our eight development studios as well as externally developed through independent developers.  The three production groups are each comprised of technical, creative, project management and quality assurance teams.  This structure allows us to more effectively work with product development talent worldwide and improve product quality.

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

•                  Prudently invest in emerging applications such as wireless gaming.  We are pursuing opportunities within wireless gaming that we believe will allow us to benefit from the rapid growth projected for this emerging market while remaining consistent with our focus on profitability.  We are establishing relationships with wireless operators and wireless software developers worldwide.  We have recently entered into a license agreement with Twentieth Century Fox for the worldwide rights to develop and publish wireless games based upon the Simpson’s animated television series.

•                  Increase profit margins through improved execution and disciplined management.  Profitability continues to be a leading corporate focus.  We continue to (i) utilize ordering and inventory controls to reduce inventory risk; (ii) proactively work with key customers to manage inventories, reduce the need for allowances or price protection, accelerate cash collection and reduce accounts receivable; (iii) scrutinize costs and manage corporate overhead and (iv) build an experienced management team and a financial and operating system infrastructure based on sophisticated technology.  We believe that our continued emphasis on these practices will help us increase profitability and stockholder value in the future.

We intend to continue pursuing potential acquisition transactions consistent with these strategies.  In addition, in order to create a closer relationship with independent developers, we may from time to time make investments or acquire interests in independent developers.

Intellectual Property Licenses

Our strategy includes the creation of exciting games based on licensed properties that have attained a high level of consumer recognition or acceptance.  We have relationships with a number of licensors, including Disney, Disney/Pixar, Mattel, Nickelodeon, Sega, Warner Bros., Twentieth Century Fox and World Wrestling Entertainment.

We pay royalties to our property licensors that generally range from 3% to 15% of our net sales of the corresponding title.  We typically advance payments against minimum guaranteed royalties over the license term. License royalties tend to be higher for properties with proven popularity and less perceived risk of commercial failure.  To the extent competition intensifies for licenses of highly desirable properties, we may encounter difficulty in obtaining or renewing these licenses.  See – “Competition.”  Licenses are of variable duration, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels.  Other licenses are not renewable upon expiration, and it cannot be assured that we and the licensor will reach agreement to extend the term of any particular license.

Our property licenses usually grant us exclusive use of the property for the specified titles, on specified platforms, within a defined territory and during the license term.  Licensors typically, however, retain the right to exploit the property for all other purposes, including the right to license the property for use with other platforms, and have general approval rights over the use of their content in our games.  Our games based on a particular property for use with one or more particular platforms may compete with games published by other companies that are based on the same property but for a different platform.

Intellectual Property Rights

Each game we release embodies a number of separately protected intellectual property rights of the manufacturer, the property licensor and, to a lesser extent, the external developer and us.  In the case of games based upon licensed content, the licensor of the property owns the trademarks, trade names, copyrights and other intellectual property rights relating to the property on which the game is based.  In the case of games based upon internally-created property, we own or co-own such rights.  The manufacturer owns the patents and substantially all of the other intellectual property embodied in the product; and the developer, whether internal or external, often owns proprietary tools and technology embedded in the game software.  While we own the game software embodied in the product, we believe that such software has little independent economic value.  Accordingly, we often must rely on the manufacturer and, in case of licensed content, the property licensor with respect to protection from infringement of the property rights by third parties.

Each manufacturer incorporates security devices in its platforms and products to prevent unlicensed use.  In addition, Nintendo requires its licensees to display the trademarked Nintendo Seal of Approval to notify the public that the game has been approved by Nintendo for use with a Nintendo platform.

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

The following table sets forth information with respect to our platform licenses.  In some instances, we have more than one platform license for a particular platform.  In certain instances noted below, we have reached agreement with the platform manufacturer regarding business terms of a license or license renewal but have not yet completed the contract documentation process.  In the interim, and as is customary in our business, both we and the platform manufacturer are operating in accordance with the agreed business terms.

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	Nintendo 64	All countries in the Western Hemisphere	May 2003(1)
Nintendo	Nintendo 64	Europe, Australia and New Zealand	January 2004
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2004
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2002(2)
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2004
Nintendo	Game Boy Advance (3)	Europe, Australia and New Zealand	(3)
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube (3)	Europe, Australia and New Zealand	(3)
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2004(4)
Sony

PlayStation 2 (5)

Europe, Australia and New Zealand

(5)

Sony	PlayStation 2	Korea	(6)
Microsoft	Xbox	(7)	November 2004

(1)                                  The Nintendo 64 agreement expired on May 8, 2003.  We will not be distributing any product on this platform and we do not intend to renew this license.

(2)                                  The renewal for this agreement is currently in negotiation with an expected expiration of October 2005.

(3)                                  The long form contract is currently in negotiation with an expected expiration of three (3) years from the date of execution.

(4)                                  The PlayStation 2 Licensed Publisher Agreement provides for an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.  To date, this agreement has not been terminated.

(5)                                  The long form contract is currently in negotiation with an expected expiration of March 31, 2004 with an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.

(6)                                  The long form contract is currently in negotiation with an expected expiration of March 31, 2004 with an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.

(7)                                  The territory is determined on a title-by-title basis.

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

Software Design and Development

After we acquire a property from a licensor or develop a concept internally, we design and develop a game with features intended to utilize the characteristics of the property and to appeal to the game’s target consumers.  The development of our software is now managed through offices in three separate territories – the United States, United Kingdom and Australia.  The head of each product development location and the head of each of our internal studios reports to our Executive Vice President – Worldwide Studios.  Our software development process takes one of two forms, Internal Development or External Development.

Internal Development.  The in-house development of product is currently conducted by our studios: Cranky Pants, Heavy Iron, Helixe, Outrage, PCP&L, Rainbow, THQ Australia Studios and Volition.  Our studios are staffed by producers, game designers, software engineers, artists, animators and game testers.

External Development.  We contract with independent software developers to conceptualize and develop games under our supervision.  Our agreements with software developers are usually entered into on a game-by-game basis and generally provide for the payment of a fixed amount and/or royalty compensation based on actual sales.  The royalty compensation is generally based on a percentage of net sales ranging from 4% to 20%.  We generally pay our developers installments of the fixed fee (and, in the case of royalty compensation, advances against future royalty payments) based either on specific development milestones or on agreed-upon payment schedules.  We generally obtain ownership of the software code and related documentation.  We may make strategic investments in third party developers for the purpose of securing access to proprietary software and talented developers.

Upon completion of development, each game is extensively play-tested by us and sent to the manufacturer for its review and approval.  Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under our supervision.  The development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from 12 to 24 months for home console games and PC products and seven to 12 months for handheld games.  This relatively long development cycle requires that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.

Manufacturing

Other than games that we release on PCs, all of our home interactive entertainment products are manufactured for us by the manufacturers or their authorized vendors.  We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer and prepaying the manufacturer, opening either a letter of credit in favor of the manufacturer or utilizing credit granted by the manufacturer.  We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing and manufacture.  Nintendo typically delivers products to us within 10 to 60 days of its receipt of an order and a payment or corresponding letter of credit.  Sony typically delivers products to us within 10 to 24 days.  Microsoft’s authorized vendors typically deliver products to us within 10 to15 days.

We are required by the platform licenses to provide a standard defective product warranty on all of the products sold.  Generally, we are responsible for resolving, at our own expense, any warranty or repair claims.  We have not experienced any material warranty claims, but there is no guarantee that we will not experience claims in the future.

Marketing, Sales and Distribution

We are dependent on the popularity of our games based on licensed properties and positive awareness of our original game concepts to attract customers and to obtain shelf space in stores.  Our domestic sales activities are directed by our Senior Vice President – U.S. Sales and Distribution, who maintains contact with major retail accounts and manages the activities of our internal sales staff.  Our marketing activities are directed by our Senior Vice President – Worldwide Marketing, who manages the activities of our worldwide internal marketing staff.

North American Sales.  Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3).  We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

Our marketing efforts for products released in the three months ended March 31, 2003 included national television, print, radio and Internet advertising and promotional campaigns.  Pride FC received television support in the three months ended March 31, 2003.  Our games were supported by promotions such as trailers, demo discs, over-sized boxes, standees, posters, and pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, rebates and contests with national packaged goods companies and fast food restaurants and co-marketing efforts with the hardware manufacturers.  Product public relations for the three months ended March 31, 2003 included cover, feature, preview, review and round-up coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets.  Additionally, we continue to increase our corporate public relation efforts, establishing relationships with leading technology and business reporters.

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

The domestic retail price for our titles currently ranges between $20 and $35 for Game Boy Advance, $20 for Game Boy Color, between $10 and $25 for PlayStation, between $20 and $55 for PlayStation 2, between $20 and $55 for Xbox, between $20 and $55 for GameCube and between $10 and $35 for PC games.

International Sales.  Our international sales activities are directed by our Senior Vice President – International Publishing via our international offices in the United Kingdom, France, Germany and Australia.  We recently opened an office in Korea, which began to sell product in March 2003.  International offices market and distribute direct-to-retail and through sub-distributors in both their home territories and to 66 additional territories.

Concentration of Sales.  Some of our individual titles make up a substantial portion of our gross sales.  The following includes games that generated more than 10% of our gross sales during the three months ended March 31, 2003 and the years ended 2002, 2001 and 2000:

•                  In the three months ended March 31, 2003, no title generated more than 10% of our gross sales.

•                  In 2002, WWE SmackDown! Shut Your Mouth for the Sony PlayStation 2 was the only title to generate more than 10% of our gross sales at 10.8%.

•                  In 2001, WWF SmackDown! “Just Bring It” for the Sony PlayStation 2 was the only title to generate more than 10% of our gross sales at 14.6%.

•                  In 2000, WWF SmackDown! and WWF SmackDown! 2: Know Your Role for the Sony PlayStation and WWF No Mercy for the Nintendo 64 generated more than 10% of our gross sales at 16.9%, 16.0% and 15.5% of gross sales, respectively.

Our sales are made directly to retailers and independent distributors.  We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart (representing 24.7% of gross sales in the three months ended March 31, 2003 and 16.4% of gross sales in the twelve months ended December 31, 2002) and Toys “R” Us (representing 10.8% of gross sales in the three months ended March 31, 2003 and 12.6% of gross sales in the twelve months ended December 31, 2002).  Some of our other retailers include Target, Best Buy, GameStop and Kay Bee Toys.  Sales to our ten largest customers collectively accounted for approximately 67.3% in the three months ended March 31, 2003 and 63.9% of our gross sales in each of the twelve months ended December 31, 2002 and 2001.  We do not have any written agreements or other understandings with any of our customers that relate to their future purchases, so our customers may terminate their purchases from us at any time.

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

Profit margins may vary over time as a result of a variety of factors.  Profit margins for cartridge products for the Game Boy platforms can vary based on the cost of the memory chip used for a particular title.  The other platforms support disc-based products that have significantly lower per unit manufacturing costs than cartridge-based products; however, they also have higher development costs than cartridge-based products.

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

Geographic Information

We operate in one reportable segment in which we are a developer and publisher of interactive entertainment software for the leading hardware platforms in the home video game market.  Wireless gaming may become a new reportable segment as our activity in this market increases.  The following information sets forth geographic information on our sales generated by our regional offices for the three months ended March 31, 2003 and 2002 and the years ended December 31, 2002, 2001 and 2000 (also See Note 16 to the consolidated financial statements for additional geographic information on our sales and long-lived assets):

Sales to Unaffiliated Customers

($ in Thousands)

	Three Months Ended March 31,		Years Ended December 31,
	2003	2002	2002	2001	2000
North America	$56,649	$56,540	$358,124	$262,676	$270,116

United Kingdom	4,361	10,391	67,218	60,240	44,638
Germany	2,802	6,648	26,051	25,517	20,442
France	1,259	3,829	14,556	18,185	7,979
Asia Pacific	1,729	2,274	14,580	12,374	3,828
International Total	10,151	23,142	122,405	116,316	76,887
Consolidated	$66,800	$79,682	$480,529	$378,992	$347,003

Competition

The interactive entertainment software industry is intensely competitive.  We compete with hardware manufacturers for both property licenses and software sales.  Each of the manufacturers is typically one of the largest developers and publishers for its proprietary platform.  These companies may increase their own software development efforts.  As a result of their commanding positions in the industry as the manufacturers of platforms and publishers of software for their platforms, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than any of their licensees, including us.

In addition to the manufacturers, our competitors include Activision, Inc., Atari, Inc., Electronic Arts Inc. and Take-Two Interactive Software, Inc.

At various times, toy companies, large software companies, movie studios and others have entered the video game market resulting in greater competition for us.  Additionally, many of our competitors are developing on-line interactive games and interactive networks that will be competitive with our interactive products.

Each of the manufacturers has a broader software line and greater financial, marketing and other resources than we do, as do some of our other competitors.  Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties.

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

Recent Developments

On February 13, 2003, we announced that the Board of Directors approved a change of our fiscal year end from December 31 to March 31, effective January 1, 2003.  This change resulted in a three month transitional reporting period ended March 31, 2003.

In February of 2003, we closed Genetic Anomalies (“GA”), a small internal development studio located in Lexington, Massachusetts that developed and maintained an online collectible gaming environment.  The closing of this studio had no material impact on our operations.

Employees

As of March 31, 2003, we had 714 full-time employees, of whom 576 are located in the United States; 49 are located in the United Kingdom; 52 are located in Germany; 14 are located in France; 21 are located in Australia; and two are located in Korea.  None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our relations with employees to be favorable.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are available to the public free of charge over the Internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov.  Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.  Our Internet address is http://www.thq.com.  You may also read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.                                   PROPERTIES

At March 31, 2003, we leased the facilities listed below:

Location of Offices	Approximate Square Footage	Use

Calabasas Hills, California	67,000	Executive, sales and marketing, product development and administrative offices

Woking, England	25,000	Sales and marketing, product development and administrative offices

Krefeld, Germany	14,000	Sales and marketing, product development and administrative offices

Phoenix, Arizona	13,000	Software development studio

Champaign, Illinois	13,000	Software development studio

Santa Clara, California	12,000	Software development studio

Lexington, Massachusetts	10,000	Software development studio

Culver City, California	8,000	Software development studio

Waconia, Minnesota	5,000	Sales and marketing, product development and administrative offices

Melbourne, Australia	5,000	Sales and marketing and administrative offices

Spring Hill, Australia	4,000	Software development studio

Paris, France	4,000	Sales and marketing and administrative offices

Seattle, Washington	3,000	Software development studio

Grass Valley, California	2,000	Software development studio

Ann Arbor, Michigan	1,000	Software development studio

Seoul, Korea	500	Sales, marketing and administrative offices

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

Item 3.                                   LEGAL PROCEEDINGS

We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM.  On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants.  On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date.  Defendants filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses.  The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading.  The complaint seeks an unspecified amount in damages.  As of December 31, 2002, we entered into a settlement agreement with the plaintiffs.  While we continue to deny plaintiffs’ allegations, we agreed to pay $10.2 million under the terms of the settlement agreement to resolve all claims by plaintiffs against all defendants.  The District Court granted preliminary approval of the settlement on March 17, 2003, and a hearing to consider final approval is currently scheduled for June 30, 2003.  Our directors’ and officers’ insurance coverage provides for $10.0 million towards the settlement agreement and related legal fees.

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

As a result of a court order in an action filed in the United Kingdom by the World Wide Fund for Nature (the “Fund”) against World Wrestling Entertainment, Inc. (“WWE”) the use of the initials “WWF” was prohibited directly or indirectly by the WWE after November 10, 2002.  On November 10, 2002, upon instruction from the WWE, we ceased sales of certain of our interactive entertainment software games containing the “WWF” brand.  These games contain artwork files with the initials WWF and/or the WWF logo that cannot practicably be removed from the games.  Contemporaneously, in November 2002, we (through our joint venture THQ/JAKKS Pacific LLC (“THQ/JAKKS”)) filed an application for relief from the court order.  That application was denied by the trial court and an appeal was filed and heard on February 24 and 25, 2003.  The appeals court rendered its opinion on March 27, 2003, ruling that our continued marketing of these video games, with the “WWF” initials and brand removed except to the extent embedded in the games, is neither a breach of the court order against WWE nor a contempt of court.  Following this ruling, we recommenced sales of the affected product.  In addition, since October 2002 we have been incorporating the “WWE” brand in place of the “WWF” brand in all of the new wrestling games that we publish, including the recently published WWE Road to WrestleMania X8 for Game Boy Advance and WWE SmackDown! Shut Your Mouth for PlayStation 2.  We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended March 31, 2003.

PART II

Item 5.                                   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock is quoted on the NASDAQ National Market under the symbol “THQI.”  The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

	Closing Sales Prices
	High	Low
2003
Three-Month Transition Period	14.18	11.15
2002
First Quarter	34.79	26.29
Second Quarter	36.17	28.05
Third Quarter	27.79	19.82
Fourth Quarter	23.17	12.22
2001
First Quarter	25.92	14.96
Second Quarter	39.75	23.17
Third Quarter	39.81	26.03
Fourth Quarter	42.19	27.49

The last reported price of our common stock on June 2, 2003, as reported by NASDAQ National Market, was $14.45 per share.

Holders

As of June 2, 2003 there were approximately 296 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future.  Our principal banking agreement provides that we will not pay any cash dividends.

Securities Issued in Private Transactions

None.

Changes in Securities and Use of Proceeds

On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  As of March 31, 2003, we repurchased approximately 568,000 shares of our common stock for $7.8 million.

Item 6.                                   SELECTED CONSOLIDATED FINANCIAL DATA

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Three Months Ended March 31,		Years Ended December 31,
	2003 (a)	Unaudited 2002	2002 (b)	2001	2000 (c)	1999	1998 (d)
Net sales	$66,800	$79,682	$480,529	$378,992	$347,003	$303,483	$216,716
Costs and expenses:
Cost of sales	26,378	33,680	185,593	154,898	140,699	134,563	100,019
License amortization and royalties	5,576	7,064	40,476	33,144	34,675	28,858	19,390
Software development amortization	12,018	10,800	83,698	35,144	42,875	19,512	28,740
Product development	9,730	7,646	38,572	21,154	19,151	15,511	8,925
Selling and marketing	14,294	9,759	66,443	46,745	42,446	35,440	20,326
Payment to venture partner	644	1,572	10,146	8,673	17,707	6,119	—
General and administrative	7,611	6,059	31,117	25,090	19,530	14,970	10,107
In-process research and development	—	—	—	—	—	—	7,232
Total costs and expenses	76,251	76,580	456,045	324,848	317,083	254,973	194,739
Income (loss) from operations	(9,451)	3,102	24,484	54,144	29,920	48,510	21,977
Interest income, net	878	1,322	5,277	2,572	1,323	1,109	819
Other expenses	(2,403)	—	(10,006)	—	—	—	—
Income (loss) before income taxes	(10,976)	4,424	19,755	56,716	31,243	49,619	22,796
Income taxes	(3,290)	1,659	6,761	20,703	13,054	18,293	9,343
Net income (loss)	$(7,686)	$2,765	$12,994	$36,013	$18,189	$31,326	$13,453
Net income (loss) per share — basic	$(0.20)	$0.07	$0.33	$1.10	$0.60	$1.10	$0.50
Net income (loss) per share — diluted	$(0.20)	$0.07	$0.32	$1.01	$0.56	$0.99	$0.42
Shares used in per share calculation — basic	38,319	39,067	39,203	32,717	30,136	28,560	26,894
Shares used in per share calculation — diluted	38,319	41,725	41,243	35,623	32,352	31,796	31,844

BALANCE SHEET DATA
(In thousands)

	March 31,		December 31,
	2003	Unaudited 2002	2002	2001	2000	1999	1998
Working capital	$286,899	$325,992	$320,588	$319,605	$110,269	$91,860	$48,342
Total assets	$472,949	$476,735	$537,860	$487,966	$229,942	$184,057	$128,218
Lines of credit	$—	$—	$—	$—	$15,473	$16,702	$9,909
Stockholders’ equity	$396,413	$406,834	$408,866	$398,862	$132,125	$108,306	$62,065

Notes:

The table above reflects the May 1999 pooling of interests with PCP&L, the December 1999 pooling of interests with GA and the August 2000 pooling of interests with Volition.  All prior period information has been restated accordingly.

(a)          Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd.  (See – “Note 8 – Other Long-Term Assets").  We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

(b)         Net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit (See – “Item 3. Legal Proceedings”) and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for “WWF”-branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc. (See – “Item 3. Legal Proceedings”) and a charge of $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

(c)          Net income includes a charge of $5.9 million, net of tax related to a regular impaired asset review and also as a result of changing technology in the video game market.  The charge consisted of costs associated with software development and related costs for products that had been discontinued or whose values were deemed unrecoverable through future undiscounted cash flows.

(d)         Net income includes a charge of $7.2 million, net of tax for in-process research and development in connection with the acquisition of Game FX.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fiscal Year

On February 13, 2003, we announced that the Board of Directors approved a change of our fiscal year end from December 31 to March 31, effective January 1, 2003.  This change resulted in a three month transitional reporting period ended March 31, 2003.  This discussion compares: (i) the three months ended March 31, 2003 with the three months ended March 31, 2002; (ii) our fiscal year 2002 (twelve months ended December 31, 2002) with fiscal year 2001; and (iii) our fiscal year 2001 with fiscal year 2000.

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

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue.  We analyze historical price protection granted, historical returns, current sell through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance.  In addition, management monitors the volume of our sales to retailers and distributors and their inventories, because substantial overstocking in the distribution channel can result in the requirement for substantial price protection or high returns in subsequent periods.  In the past, actual price protection and returns have not generally exceeded our reserves.  However, actual price protection and returns in any future period are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products.  While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report.  In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease.  Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase.

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

For the three months ended March 31, 2003 and 2002 (unaudited) and the years ended December 31, 2002, 2001 and 2000, we recorded allowances for future price protection, returns and doubtful accounts of approximately $10.0 million, $12.3 million, $69.6 million, $47.4 million and $35.4 million, respectively, during such periods.  As of March 31, 2003 and 2002 (unaudited) and December 31, 2002, 2001 and 2000, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $43.4 million, $35.1 million, $59.9 million, $40.6 million and $31.5 million, respectively.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of March 31, 2003, the net carrying value of our licenses was $35.4 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of March 31, 2003, the net carrying value of our software development was $57.5 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Goodwill.  In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review.  According to our accounting policy, we also performed an annual review during the quarter ended June 30, 2002, and in both reviews we found no impairment.  We will perform a similar review in the quarter ended June 30, or more frequently if indicators of potential impairment exist.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite lived intangible assets and found no impairment.  The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful.  Also, our revenues and earnings are dependent on our ability to meet our product release schedules.  Due to these and other factors described in the subsection entitled “Risk Factors” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” we may not realize the future net cash flows necessary to recover our goodwill.

Based on these judgments and assumptions, management determines whether we need to take an impairment charge to reduce the value of the goodwill and indefinite lived intangible assets stated on our balance sheet to reflect their estimated fair values.  Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.  We continue to encounter the risks and difficulties faced with launching or acquiring a new business.  When the business is a development studio, we look for ways to maximize the talent and intellectual property within the studio.  We make judgments and assumptions as to the commercial success and quantity of games developed by a particular studio.  Different judgments and assumptions could materially impact our reported financial results.  For example, if we do not develop games with the same commercial success or the same number of games as we have estimated, we may need to take an impairment charge against goodwill in the future.  More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet.  Conversely, less conservative assumptions would result in smaller impairment charges and higher net income.

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

We also make judgments about the remaining useful lives of long-lived assets.  When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives.

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

Recently Issued Accounting Pronouncements.  In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.”  This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation.  Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reported results.  Currently, we do not expect to adopt the fair value based method of accounting for stock-based employee compensation under SFAS No. 123.  We have adopted the new disclosure requirements of SFAS No. 148 as included in the Summary of Significant Accounting Policies, Stock-Based Compensation.

In May 2003, the FASB issued SFAS No. 149, “Derivative Instruments.”  This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion.  In particular, the Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We are currently evaluating the provisions of SFAS No. 149 and have not determined the impact, if any, they will have on our financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”.  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.

Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003.  We are currently evaluating the provisions of SFAS No. 150 and have not determined the impact, if any, they will have on our financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
Platform Revenue Mix	2003	2002
Sony PlayStation 2	37.2%	12.1%
Sony PlayStation	10.1	11.7
Microsoft Xbox	1.8	21.1
Nintendo Game Boy Advance	26.7	35.7
Nintendo Game Boy Color	2.1	8.6
Nintendo Game Cube	5.3	1.5
Nintendo 64	—	0.4
PC	15.4	7.2
Other	1.4	1.7
	100.0%	100.0%

The following table sets forth our net sales by platform for the three months ended March 31, 2003 and 2002:

Net Sales for the Three Months Ended (In thousands)	March 31, 2003	March 31, 2002	Increase/ (Decrease)	% Change
Sony PlayStation 2	$24,818	$9,620	$15,198	158.0%
Sony PlayStation	6,716	9,332	(2,616)	(28.0)%
Microsoft Xbox	1,195	16,776	(15,581)	(92.9)%
Nintendo Game Boy Advance	17,799	28,451	(10,652)	(37.4)%
Nintendo Game Boy Color	1,432	6,887	(5,455)	(79.2)%
Nintendo Game Cube	3,538	1,178	2,360	200.3%
Nintendo 64	—	336	(336)	(100.0)%
PC CD-ROM	10,258	5,769	4,489	77.8%
Other	1,044	1,333	(289)	(21.7)%
Net Sales	$66,800	$79,682	$(12,882)	(16.2)%

Sony PlayStation 2 Net Sales

We had two new releases of PlayStation 2 titles in the three months ended March 31, 2003 whereas we had one new PlayStation 2 release in the three months ended March 31, 2002.  Titles for PlayStation 2 released in the three months ended March 31, 2003 were Pride FC and WWE Crush Hour.  The only title for PlayStation 2 released in the same period of 2002 was Tetris Worlds.  We had continued strong sales of back catalog titles such as WWE SmackDown! Shut Your Mouth, SpongeBob SquarePants Revenge of the Flying Dutchman and Scooby-Doo! Night of 100 Frights in the three months ended March 31, 2003.

Sony PlayStation Net Sales

We did not release any PlayStation products in the three months ended March 31, 2003 or in the three months ended March 31, 2002.  We do not anticipate releasing any new PlayStation products in the future, due to the transition to PlayStation 2.  We do not anticipate that this will have a material effect on our overall net sales because of the increase in PlayStation 2 net sales and the continued demand for our current PlayStation catalog titles in the children’s genre.

Microsoft Xbox

We did not release any Xbox titles in the three months ended March 31, 2003, whereas we released two new Xbox titles in the three months ended March 31, 2002 including WWF Raw.

Nintendo Game Boy Advance Net Sales

We released two new Game Boy Advance titles in the three months ended March 31, 2003, Sonic Advance 2 and GT Advance 3, whereas we released seven Game Boy Advance titles during the three months ended March 31, 2002, including Sonic Advance, Baseball Advance, MotoGP and Columns Crown.

Nintendo Game Boy Color Net Sales

We did not release any Game Boy Color products in the three months ended March 31, 2003 or in the three months ended March 31, 2002.  We do not anticipate releasing any new Game Boy Color products in the future, due to the transition to Game Boy Advance.  We do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo Game Boy Advance net sales.

Nintendo GameCube Net Sales

We released two GameCube titles in the three months ended March 31, 2003, Summoner 2 and WWE Crush Hour.  We released one new GameCube title in the three months ended March 31, 2002.

PC CD-ROM Net Sales

We released 15 PC titles published from our ValuSoft division in the three months ended March 31, 2003 whereas we only released two PC titles in the three months ended March 31, 2002.  The increase in PC CD-ROM titles released and net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is attributed to the acquisition of ValuSoft.

Sales by Territory

The following table sets forth, for the three months ended March 31, 2003 and 2002, our net sales for the North America and international territories:

Net Sales for the Three Months Ended (In thousands)	March 31, 2003	March 31, 2002	Increase/ (Decrease)	% Change
North America	$56,649	$56,540	$109	0.2%
International	10,151	23,142	(12,991)	(56.1)%
Net Sales	$66,800	$79,682	$(12,882)	(16.2)%

North America Net Sales

Our net sales during the three months ended March 31, 2003 remained constant from the three months ended March 31, 2002.  During the quarter, we released six new SKUs, including Pride FC for PlayStation 2 and Sonic Advance 2 for Game Boy Advance as compared to 16 releases in the three months ended March 31, 2002.  A higher proportion of our net sales for the three months ended March 31, 2003 is also attributed to sales of catalog titles, including continued strong sales of our SpongeBob and WWE brands as compared to the same period in 2002.

Two of our key genres, wrestling and children’s, are best suited to the broader demographic which occurs as the hardware platforms reach a larger installed base.  Based on the higher installed base of all four hardware platforms, particularly PlayStation 2 and Xbox, and our increasing product line, we believe that our net sales in North America should increase in our fiscal year ending March 31, 2004.

International Net Sales

Net sales in the international territories decreased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This decline in net sales resulted from no new releases during the three months ended March 31, 2003 as compared to six new releases during the three months ended March 31, 2002 including MotoGP, Fila Decathlon and Tetris Worlds.  We expect our international net sales to increase at a faster rate in our fiscal year ending March 31, 2004 as we release new products in the international markets and as the hardware platforms reach a larger installed base.

Costs and Expenses, Interest Income, net, Other Expenses and Income Taxes

Information about our costs and expenses, interest income, net, other expenses and income taxes for the three months ended March 31, 2003 and 2002 is presented below:

	Percent of Net Sales
	Three Months Ended March 31,
	2003	2002
Costs and expenses:
Cost of sales	39.5%	42.3%
License amortization and royalties	8.3	8.9
Software development amortization	18.0	13.5
Product development	14.6	9.6
Selling and marketing	21.4	12.2
Payment to venture partner	1.0	2.0
General and administrative	11.4	7.6
Total costs and expenses	114.2	96.1
Income (loss) from operations	(14.2)	3.9
Interest income, net	1.3	1.7
Other expenses	(3.6)	—
Income (loss) before income taxes	(16.5)	5.6
Income taxes	(4.9)	2.1
Net income (loss)	(11.6)%	3.5%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 as a result of a larger portion of net sales during the three months ended March 31, 2002 of Game Boy Advance games which carry higher manufacturing costs than disc based products.  We expect our cost of sales to decrease as a percentage of net sales in our fiscal year ending March 31, 2004 due to an expected higher percentage of sales in such period of higher-margin disc-based products.

License Amortization and Royalties

License amortization and royalties decreased in absolute dollars and decreased slightly as a percentage of net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily because our new releases have lower overall royalty rates than the titles that were released in the March 31, 2002 period.  This decrease was also due to the sale of titles published by ValuSoft.  ValuSoft products carry lower license rates compared to our standard console and PC CD-ROM products.

Software Development Amortization

Software development amortization increased as a percentage of net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily due to lower than anticipated sales of WWE Crush Hour and Pride FC which resulted in higher than average amortization rates during the three months ended March 31, 2003.

Product Development

Product development expenses increased in absolute dollars and as a percentage of net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This increase is primarily due to the costs incurred by the new development studios, Outrage and Cranky Pants, and by ValuSoft.  We also increased the number of personnel in our corporate product development department to support the increased number of SKUs under development and our increased emphasis on product quality, thereby contributing to the higher product development expenses in 2003.

Selling and Marketing

Selling and marketing expenses increased by $4.5 million and have increased as a percentage of net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  The increase in selling and marketing expenses is primarily due to an increase in television media expenditures for Pride FC which generated lower sales than anticipated and higher promotional support for Disney/Pixar’s Finding Nemo which was released in May 2003.  We expect sales and marketing expenses to be approximately 16% of net sales for the fiscal year ended March 31, 2004.

Payment to Venture Partner

The payment to JAKKS has decreased as a percentage of total net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 primarily due to WWE Raw which was released in the three months ended March 31, 2002.  The release of the next WWE wrestling title will be in fiscal 2004.

General and Administrative

General and administrative expenses increased by $1.6 million due to the addition of ValuSoft’s general and administrative expenses and the additional expenses required for Wireless operations.  We also increased the number of personnel in our international territories to support the increased number of SKUs expected to be released in those territories.

Interest Income, net

Interest income, net decreased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to lower interest rates and lower average cash, cash equivalents and short-term investment balances.

Other Expenses

Other expenses includes a $1.8 million write-down of our long-term investment in Yuke’s Co., Ltd.’s due to an other than temporary decline in the market value of the investment.  (See – “Note 8 – Other Long-Term Assets")  Fair value was determined by using the closing price on the Japanese stock market at March 31, 2003.  We believe that this decline in market value is due to the decline in the overall Japanese stock market.  We also had realized losses on other short-term investments of approximately $550,000.

Income Taxes

The effective tax rate for the three months ended March 31, 2003 was 30.0% and the effective tax rate for the three months ended March 31, 2002 was 37.5%.  This decrease in the effective tax rate is due primarily to the other than temporary impairment of our long-term investment in Yuke’s Co., Ltd., which is not deductible for tax purposes.  We expect our effective tax rate for our fiscal year ending March 31, 2004 to be approximately 37%.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the years ended December 31, 2002 and 2001:

	Years Ended December 31,
Platform Revenue Mix	2002	2001
Sony PlayStation 2	34.8%	29.2%
Sony PlayStation	7.8	15.9
Microsoft Xbox	7.1	1.4
Nintendo Game Boy Advance	24.9	22.1
Nintendo Game Boy Color	5.4	16.5
Nintendo Game Cube	10.2	—
Nintendo 64	0.1	4.5
PC	9.4	9.7
Other	0.3	0.7
	100.0%	100.0%

The following table sets forth our net sales by platform for the years ended December 31, 2002 and 2001:

Net Sales for the Years Ended (In thousands)	December 31, 2002	December 31, 2001	Increase/ (Decrease)	% Change
Sony PlayStation 2	$167,032	$110,642	$56,390	51.0%
Sony PlayStation	37,270	60,340	(23,070)	(38.2)%
Microsoft Xbox	34,143	5,111	29,032	568.0%
Nintendo Game Boy Advance	119,614	83,830	35,784	42.7%
Nintendo Game Boy Color	26,185	62,569	(36,384)	(58.2)%
Nintendo Game Cube	49,004	—	49,004	N/A
Nintendo 64	277	17,097	(16,820)	(98.4)%
PC CD-ROM	45,046	36,814	8,232	22.4%
Other	1,958	2,589	(631)	(24.4)%
Net Sales	$480,529	$378,992	$101,537	26.8%

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

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the years ended December 31, 2001 and 2000:

	Years Ended December 31,
Platform Revenue Mix	2001	2000
Sony PlayStation 2	29.2%	2.6%
Sony PlayStation	15.9	41.0
Microsoft Xbox	1.4	—
Nintendo Game Boy Advance	22.1	—
Nintendo Game Boy Color	16.5	20.3
Nintendo 64	4.5	28.6
PC	9.7	3.2
Other	0.7	4.3
	100.0%	100.0%

The following table sets forth our net sales by platform for the years ended December 31, 2001 and 2000:

Net Sales for the Years Ended (In thousands)	December 31, 2001	December 31, 2000	Increase/ (Decrease)	% Change
Sony PlayStation 2	$110,642	$9,064	$101,578	1,120.7%
Sony PlayStation	60,340	142,429	(82,089)	(57.6)%
Microsoft Xbox	5,111	—	5,111	N/A
Nintendo Game Boy Advance	83,830	—	83,830	N/A
Nintendo Game Boy Color	62,569	70,379	(7,810)	(11.1)%
Nintendo 64	17,097	99,176	(82,079)	(82.8)%
PC CD-ROM	36,814	11,035	25,779	233.6%
Other	2,589	14,920	(12,331)	(82.6)%
Net Sales	$378,992	$347,003	$31,989	9.2%

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

Transition Period 2003:

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

Our cash, cash equivalents and short-term investments decreased from $242.8 million at March 31, 2002 to $216.0 million at March 31, 2003.  Cash, cash equivalents and short-term investments were $196.6 million as of June 2, 2003, which reflects the amounts collected on accounts receivable.  Cash provided by operating activities for the three months ended March 31, 2003 was $38.5 million compared to $34.9 million during March 31, 2002.

We entered into approximately 6 new license agreements during each of the three months ended March 31, 2003 and March 31, 2002.

We used approximately $19.3 million to fund external and internal software development of approximately 122 games during the three months ended March 31, 2003 and used approximately $17.4 million to fund external and internal development of approximately 100 games during the three months ended March 31, 2002.

We used approximately $7.8 million to repurchase shares of our common stock during the three months ended March 31, 2003 whereas we did not repurchase any stock during the three months ended March 31, 2002.

The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter.

Fiscal Year 2002:

Our cash, cash equivalents and short-term investments decreased from $206.2 million at December 31, 2001 to $186.8 million at December 31, 2002.  Cash provided by operating activities for the year ended December 31, 2002 was $16.3 million.

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

Settlement of class action lawsuit.  We paid approximately $10.2 million under the terms of a settlement of the class action lawsuit.  See – “Item 3. Legal Proceedings.”  We have $10.0 million in directors’ and officers’ insurance coverage, however, our insurer is currently disputing $5.0 million of our coverage and related reimbursement.  See — “Item 3. Legal Proceedings.”  Accordingly, we have placed a $5.0 million reserve on the receivable from the insurer.  The insurance carrier has previously reimbursed us approximately $1.6 million for legal fees incurred.  The net receivable at March 31, 2003 was $3.4 million and is included in prepaid expenses and other current assets in the accompanying balance sheet.

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

Guarantees and Commitments.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2003 is approximately $102.3 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in fiscal 2004 will be $25.6 million.  We also have various operating lease commitments of $18.0 million expiring at various times through 2014.  As of March 31, 2003, we had approximately $3.5 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.  We also have a commitment for $2.4 million under a sponsorship agreement contingent upon certain events, the occurrence of which will require us to make payments over the next three years.

Summary of minimum contractual obligations and commercial commitments as of March 31, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
2004	$26,134	$33,014	$25,613	$3,207	$3,537	$1,583	$93,088
2005	16,817	8,152	9,923	$3,697	—	792	$39,381
2006	15,679	2,185	3,083	$3,223	—	—	$24,170
2007	300	—	2,800	$1,545	—	—	$4,645
2008	—	—	2,800	$1,299	—	—	$4,099
Thereafter	—	—	2,420	$4,982	—	—	$7,402
	$58,930	$43,351	$46,639	$17,953	$3,537	$2,375	$172,785

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

Credit Facility.  On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement (“Credit Facility”).  On May 30, 2003, we amended the Credit Facility (“Amended Credit Facility”).  Under the terms of the Credit Facility, we were permitted to borrow and maintain obligations under outstanding letters of credit up to an aggregate of $35.0 million.  Due to our current level of cash, cash equivalent and short-term investment balances and because we do not anticipate the need for borrowings in the future, we reduced the capacity of our credit facility.  Under the Amended Credit Facility we can maintain outstanding letters of credit up to $25.0 million and we removed our ability to borrow.  As a result of the May 30, 2003 amendment, we were in compliance with all the covenants under the Amended Credit Facility.  At December 31, 2002 we were in violation of the specified minimum net worth covenant of the Credit Facility due to the $25.0 million share repurchase and the calendar fourth quarter operating results.  On February 21, 2003 a waiver of this covenant was executed.

The Amended Credit Facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants, commencing with the quarter ended March 31, 2003, which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  Amounts outstanding under the Amended Credit Facility bear interest, at our choice, at either (a) the bank’s prime rate (4.3% at March 31, 2003) or (b) the London Interbank Offered Rate (1.3% at March 31, 2003) plus 1.60%.  As of March 31, 2003, we had outstanding letters of credit of approximately $3.5 million and no borrowings on the Credit Facility.

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

We Rely On A Relatively Small Number Of Brands For A Significant Portion Of Our Net Sales.

A small number of our products make up a substantial portion of our net sales.  For the three months ended March 31, 2003, sales of titles for our three top selling brands, SpongeBob, World Wrestling Entertainment and Sega were 12.6%, 11.6% and 10.8% of net sales, respectively.  For the three months ended March 31, 2002, sales of titles for our three top selling brands, World Wrestling Entertainment, Sega and Disney/Pixar’s Monsters, Inc. were 21.4%, 15.4% and 9.1% of net sales, respectively.  For the year ended December 31, 2002, sales of titles for our three top selling brands, World Wrestling Entertainment, SpongeBob and Scooby-Doo were 22.0%, 9.3% and 8.7% of net sales, respectively and for the year ended December 31, 2001, sales of our titles for our three top selling brands, World Wrestling Entertainment, Red Faction and Championship Motocross/MX featuring Ricky Carmichael were 23.5%, 9.5% and 6.1% of net sales, respectively.  A limited number of brands may continue to produce a disproportionately large amount of our net sales.  Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results.

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

For The Three Months Ended March 31, 2003, 67.3% Of Our Gross Sales Were Made To Our 10 Largest Customers.  For The Three Months Ended March 31, 2002, 62.3% Of Our Gross Sales Were Made To Our 10 Largest Customers.  For The Year Ended December 31, 2002, 63.9% Of Our Gross Sales Were Made To Our 10 Largest Customers.  We Could Be Adversely Affected If Any Of Them Reduced Or Terminated Their Purchases From Us.

Sales to our 10 largest customers collectively accounted for approximately 67.3% and 62.3% of our gross sales for the three months ended March 31, 2003 and March 31, 2002, respectively.  Sales to our 10 largest customers collectively accounted for approximately 63.9% of our gross sales for the years ended December 31, 2002 and December 31, 2001, respectively.  Our largest single customer in those periods was Wal-Mart.  Wal-Mart accounted for 24.7% of our gross sales for the three months ended March 31, 2003, 15.6% of our gross sales for the three months ended March 31, 2002, 16.4% of our gross sales for the year ended December 31, 2002 and 14.1% of our gross sales for the year ended December 31, 2001.

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

A Business Failure By Any Of Our Largest Customers Could Have A Material Adverse Effect On Us.

Our sales are typically made on credit, with terms that vary depending upon the customer and other factors.  Normally we do not hold any collateral to secure payment by our customers, and currently we do not factor any of our receivables.  While we attempt to carefully monitor the creditworthiness of our customers and distributors, we bear the risk of their inability to pay our receivables and of any delay in payment.  A business failure by any of our largest customers would have a material adverse effect on us.  For example, Kmart filed for bankruptcy protection as of January 22, 2002.  As of May 6, 2003, Kmart has petitioned the courts to remove the bankruptcy claim.  Because Kmart is one of our largest customers, if it is no longer able to do business with us, we could be materially adversely affected.

Because We Cannot Publish Or Manufacture Titles Without Platform Manufacturers’ Approval, Our Ability To Continue To Develop And Market Successful Console Titles Is Dependent On The Manufacturers Continuing To Do Business With Us.

We are dependent on the platform manufacturers and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms.  Our existing platform licenses for Sony PlayStation 2 and PlayStation, Nintendo GameCube, Game Boy Advance SP, Game Boy Advance and Game Boy Color, and Microsoft Xbox, require that we obtain approval for the publication of new games on a title-by-title basis.  As a result, the number of titles we are able to publish for these platforms, and our revenues from titles for these platforms, may be limited.  Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s platform, which could negatively affect our operating results.

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

Sales generated by our European and Australian offices will generally be denominated in the currency denomination of the country in which the sales are made or, if made in Europe, European Currency Units (“Euros”), if made in the United Kingdom, Great British Pound (“GBP”) and if made in Australia, the Australian Dollar.  To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our short-term investments is in a mutual fund made up of non-mortgage United States Government Securities, corporate notes and commercial paper and fixed and floating rate asset-backed securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.  The credit facility is based on variable interest rates.  At March 31, 2003, we had no borrowings on the credit facility.

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro which may result in a gain or loss of earnings to us.  The volatility of the GBP and the Euro (and all other applicable currencies) is monitored frequently throughout the year.  While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Item 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 41 through 69.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of THQ Inc.,

Calabasas Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of March 31, 2003 and December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2003 and each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and December 31, 2002 and 2001 and the results of its operations and its cash flows for the three months ended March 31, 2003 and each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

DELOITTE & TOUCHE LLP

Los Angeles, California

May 30, 2003

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2003	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$199,860	$132,898	$171,059
Short-term investments	16,151	53,951	35,106
Cash, cash equivalents and short-term investments	216,011	186,849	206,165
Accounts receivable, net of allowances	35,976	146,508	126,011
Inventory	24,339	24,362	9,917
Licenses	15,330	15,897	16,758
Software development	54,824	45,633	34,664
Deferred income taxes	—	1,334	—
Income taxes receivable	1,116	—	290
Prepaid expenses and other current assets	11,316	12,092	7,498
Total current assets	358,912	432,675	401,303
Property and equipment, net	16,408	16,103	13,891
Licenses, net of current portion	20,053	19,525	8,345
Software development, net of current portion	2,640	1,785	4,466
Deferred income taxes, net of current portion	8,346	—	—
Goodwill, net	58,609	58,609	48,202
Other long-term assets, net	7,981	9,163	11,759
TOTAL ASSETS	$472,949	$537,860	$487,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,001	$41,148	$27,186
Accrued expenses	20,090	32,548	16,293
Accrued payment to venture partner	676	5,845	6,651
Accrued royalties	22,893	30,215	30,001
Income taxes payable	—	2,331	—
Deferred income taxes	7,353	—	1,567
Total current liabilities	72,013	112,087	81,698
Accrued royalties, net of current portion	4,523	15,373	6,686
Deferred income taxes	—	1,534	720
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, par value $.01, 75,000,000 shares authorized; 38,007,879, 38,416,002 and 38,979,747 shares issued and outstanding as of March 31, 2003, December 31, 2002 and 2001, respectively	380	384	390
Additional paid-in capital	305,328	310,963	316,758
Accumulated other comprehensive income (loss)	1,496	624	(2,187)
Retained earnings	89,209	96,895	83,901
Total stockholders’ equity	396,413	408,866	398,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,949	$537,860	$487,966

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2003	2002	2002	2001	2000
		Unaudited
Net sales	$66,800	$79,682	$480,529	$378,992	$347,003
Costs and expenses:
Cost of sales	26,378	33,680	185,593	154,898	140,699
License amortization and royalties	5,576	7,064	40,476	33,144	34,675
Software development amortization	12,018	10,800	83,698	35,144	42,875
Product development	9,730	7,646	38,572	21,154	19,151
Selling and marketing	14,294	9,759	66,443	46,745	42,446
Payment to venture partner	644	1,572	10,146	8,673	17,707
General and administrative	7,611	6,059	31,117	25,090	19,530
Total costs and expenses	76,251	76,580	456,045	324,848	317,083
Income (loss) from operations	(9,451)	3,102	24,484	54,144	29,920
Interest income, net	878	1,322	5,277	2,572	1,323
Other expenses	(2,403)	—	(10,006)	—	—
Income (loss) before income taxes	(10,976)	4,424	19,755	56,716	31,243
Income taxes	(3,290)	1,659	6,761	20,703	13,054
Net income (loss)	$(7,686)	$2,765	$12,994	$36,013	$18,189
Net income (loss) per share — basic	$(0.20)	$0.07	$0.33	$1.10	$0.60
Net income (loss) per share — diluted	$(0.20)	$0.07	$0.32	$1.01	$0.56

Shares used in per share calculation — basic	38,319	39,067	39,203	32,717	30,136
Shares used in per share calculation — diluted	38,319	41,725	41,243	35,623	32,352

See notes to consolidated financial statements..

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	Years Ended December 31, 2000, 2001 and 2002 and Three Months Ended March 31, 2003
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2000	29,845,851	$298	$79,151	$(842)	$29,699	$108,306
Exercise of warrants and options	844,956	9	4,296	—	—	4,305
Stock compensation	—	—	406	—	—	406
Tax benefit related to the exercise of employee stock options	—	—	1,792	—	—	1,792
Comprehensive income:
Net income	—	—	—	—	18,189	18,189
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(873)	—	(873)
Comprehensive income	—	—	—	—	—	17,316
Balance at January 1, 2001	30,690,807	307	85,645	(1,715)	47,888	132,125
Exercise of warrants and options	2,405,413	24	16,697	—	—	16,721
Issuance of common stock from secondary offering	4,596,222	46	154,559	—	—	154,605
Issuance of common stock for Rainbow acquisition	1,287,305	13	48,635	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:
Net income	—	—	—	—	36,013	36,013
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain on investments	—	—	—	231	—	231
Comprehensive income	—	—	—	—	—	35,541
Balance at December 31, 2001	38,979,747	$390	$316,758	$(2,187)	$83,901	$398,862

See notes to consolidated financial statements.

	Years Ended December 31, 2000, 2001 and 2002 and Three Months Ended March 31, 2003
	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2002	38,979,747	$390	$316,758	$(2,187)	$83,901	$398,862
Exercise of options	932,234	9	7,741	—	—	7,750
Issuance of common stock for ValuSoft acquisition	166,600	2	4,626	—	—	4,628
Issuance of warrants	—	—	1,214	—	—	1,214
Repurchase of common stock	(1,671,531)	(17)	(24,988)	—	—	(25,005)
Adjustments related to 2001 secondary offering	—	—	52	—	—	52
Stock compensation	8,952	—	436	—	—	436
Tax benefit related to the exercise of employee stock options	—	—	5,124	—	—	5,124
Comprehensive income:
Net income	—	—	—	—	12,994	12,994
Other comprehensive income	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	4,318	—	4,318
Unrealized (loss) on investments	—	—	—	(1,507)	—	(1,507)
Comprehensive income						15,805
Balance at January 1, 2003	38,416,002	384	310,963	624	96,895	408,866
Exercise of options	144,411	2	1,406	—	—	1,408
Tax benefit related to the exercise of employee stock options	—	—	181	—	—	181
Repurchase of common stock	(568,307)	(6)	(7,752)	—	—	(7,758)
Stock compensation	15,773	—	530	—	—	530
Comprehensive (loss):
Net (loss)	—	—	—	—	(7,686)	(7,686)
Other comprehensive (loss)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(404)	—	(404)
Unrealized (loss) on investments				(1,127)		(1,127)
Reclassification adjustment for net (gains) losses included in net income	—	—	—	2,403	—	2,403
Comprehensive (loss)	—					(6,814)
Balance at March 31, 2003	38,007,879	$380	$305,328	$1,496	$89,209	$396,413

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
	2003	2002	2002	2001	2000
		Unaudited
Cash flows from operating activities:
Net income (loss)	$(7,686)	$2,765	$12,994	$36,013	$18,189

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,956	1,383	6,385	5,416	3,225
Amortization of licenses and software development	13,323	14,413	91,677	35,335	50,193
Provision for price protection, returns and doubtful accounts	10,046	12,340	69,641	47,374	35,387
Loss on disposal of property and equipment	—	7	137	117	114
Stock compensation	530	57	436	299	406
Tax benefit related to the exercise of employee stock options	181	2,105	5,124	10,923	1,792
Deferred income taxes	(1,180)	27	(730)	11,338	(112)
Other than temporary impairment on investments	2,403	—	—	—	—
Write-off of Network Interactive Sports Ltd.	—	—	3,006	—	—
Changes in operating assets and liabilities:
Accounts receivable	100,976	56,738	(85,012)	(37,665)	(74,770)
Inventory	233	(2,243)	(12,112)	743	(5,442)
Licenses	(4,027)	(18,507)	(33,918)	(22,596)	(6,680)
Software development	(19,305)	(17,433)	(75,049)	(53,095)	(28,763)
Prepaid expenses and other current assets	771	3,088	(2,101)	(2,901)	(2,374)
Accounts payable	(20,374)	(16,535)	11,067	5,517	8,797
Accrued expenses and accrued payment to venture partner	(17,712)	(5,727)	13,577	(4,197)	10,494
Accrued royalties	(18,181)	3,711	8,834	6,952	(1,427)
Income taxes	(3,479)	(1,247)	2,374	(6,336)	7,107
Net cash provided by operating activities	38,475	34,942	16,330	33,237	16,136
Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	—	—	—	65	64
Proceeds from sales and maturities of short- term investments	65,019	—	90,732	—	—
Purchases of short-term investments	(28,809)	(20,445)	(110,072)	(35,124)	—
Acquisition of property and equipment	(2,099)	(901)	(7,794)	(5,750)	(7,877)
Acquisitions, net of cash acquired	—	—	(9,373)	—	—
Investment in Network Interactive Sports Ltd.	—	(221)	(221)	(3,325)	—
Investment in Yuke’s Co., Ltd.	—	—	—	—	(5,020)
(Increase) decrease in other long-term assets	1,510	(107)	(1,422)	50	(114)
Net cash provided by (used in) investing activities	35,621	(21,674)	(38,150)	(44,084)	(12,947)
Cash flows provided by (used in) financing activities:
Net (decrease) in short-term borrowings	—	—	—	(15,473)	(1,229)
Repurchase of common stock	(7,758)	—	(25,005)	—	—
Principal payments on long-term debt	—	—	—	(1,806)	—
Proceeds from issuance of common stock	—	99	52	154,605	—
Proceeds from exercise of warrants and options	1,408	3,234	7,750	16,721	4,305
Net cash provided by (used in) financing activities	(6,350)	3,333	(17,203)	154,047	3,076
Effect of exchange rate changes on cash	(784)	(161)	862	(139)	279
Net increase (decrease) in cash and cash equivalents	66,962	16,440	(38,161)	143,061	6,544
Cash and cash equivalents — beginning of period	132,898	171,059	171,059	27,998	21,454
Cash and cash equivalents — end of period	$199,860	$187,499	$132,898	$171,059	$27,998

See notes to consolidated financial statements.

	Three Months Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2003	2002	2002	2001	2000
		Unaudited
Cash paid during the period for:
Income taxes	$2,616	$1,127	$3,257	$8,204	$4,350
Interest	$11	$25	$76	$74	$354

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

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

Business.  THQ Inc., a Delaware corporation, is a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the home video game market.  We currently develop and publish titles for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, personal computers (“PCs”) and wireless devices.  Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.  Our customers include Wal-Mart, Toys “R” Us, Target, Best Buy, Game Stop, Kay Bee Toys, and other national and regional retailers, discount store chains and specialty retailers.

Unless the context otherwise requires, references in this document to “THQ” or the “Company” include THQ Inc. and all of its wholly owned subsidiaries.

Fiscal Year.  Effective January 1, 2003, we have changed our fiscal year end from December 31 to March 31.  Accordingly, the transitional period ended March 31, 2003 represents three months of operations.  The unaudited financial information for the three months ended March 31, 2002 is presented for comparative purposes.

Platform License Agreements.  We have a license agreement with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Sony PlayStation 2 in the United States and Canada which expires in March 2004.  We are currently renegotiating the Sony PlayStation 2 license agreement for Europe, Australia and New Zealand and Korea.  We also have two license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation in the United States, Canada, Mexico and Latin America and Europe, Australia and New Zealand which expire in August 2006 and December 2005, respectively.

We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Advance handheld game console in all countries in the Western Hemisphere which expires in July 2004.  We are currently in negotiation for the Nintendo Game Boy Advance license agreement for Europe, Australia and New Zealand.  We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Nintendo GameCube in all countries in the Western Hemisphere which expires in April 2005.  We are currently in negotiation for the Nintendo GameCube license agreement for Europe, Australia and New Zealand.  We also have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in all countries in the Western Hemisphere which expires in March 2004.  We also have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in Europe, Australia and New Zealand which expired in October 2002.  The renewal is currently in negotiation, and provides for an expiration of October 2005.  We have two license agreements with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 64-bit Nintendo 64 in all countries in the Western Hemisphere and Europe, Australia and New Zealand which expire in May 2003 and January 2004, respectively.  We will not be distributing any product on this platform and we do not intend to renew these licenses.

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

Foreign Currency Translation.  Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period.  Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss).  The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was ($0.4) million for the three months ended March 31, 2003.  The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was $1.8 million and ($0.6) million for the years ended December 31, 2002 and 2001, respectively.  The gain (loss) for the year ended December 31, 2000 was immaterial.  Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency.  Foreign currency transaction gains and losses are not material and are included in general and administrative expenses.

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	March 31, 2003	December 31,
		2002	2001
Cash and cash equivalents	$199,860	$132,898	$171,059

Short-term investments
Available for sale	12,143	44,940	30,106
Held to maturity	4,008	9,011	5,000
Short-term investments	16,151	53,951	35,106

Cash, cash equivalents and short-term investments	$216,011	$186,849	$206,165

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.  For the three months ended March 31, 2003, the unrealized loss on the investments and securities was $44,000.  At March 31, 2003 we reclassified $556,000 of unrealized net losses to net income (loss).  The unrealized gains and (losses) on the investments in securities for the years ended December 31, 2002 and 2001, were ($492,000) and ($20,000), respectively.

Short-term investments at March 31, 2003, December 31, 2002 and 2001 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
March 31, 2003
Corporate notes and bonds	$6,346	$—	$—	$6,346
U.S. government and agencies	5,797	—	—	5,797

Total available-for-sale investments	$12,143	$—	$—	$12,143

December 31, 2002
Corporate notes and bonds	$22,953	$—	$(259)	$22,694
U.S. government and agencies	22,499	—	(253)	22,246

Total available-for-sale investments	$45,452	$—	$(512)	$44,940

December 31, 2001
Corporate notes and bonds	$13,798	$2	$(12)	$13,788
U.S. government and agencies	16,328	3	(13)	16,318

Total available-for-sale investments	$30,126	$5	$(25)	$30,106

Held-to-maturity:
March 31, 2003
Municipal securities	$4,008	$—	$—	$4,008

Total held-to-maturity investments	$4,008	$—	$—	$4,008

December 31, 2002
Corporate debt securities	$5,000	$—	$—	$5,000
Municipal securities	4,011	—	—	4,011

Total held-to-maturity investments	$9,011	$—	$—	$9,011

December 31, 2001
Municipal securities	$5,000	$—	$—	$5,000

Total held-to-maturity investments	$5,000	$—	$—	$5,000

The investment in Yuke’s Co., Ltd. is also classified as available-for-sale and is included in other long-term assets in the accompanying balance sheets.  In March 2003, the Yuke’s investment was written down to $3.2 million and a realized loss of $1.8 million was recorded in the period ending March 31, 2003.  For the three months ended March 31, 2003, the unrealized loss was $1.1 million.  At March 31, 2003 we reclassified $1.8 million of unrealized net losses to net income (loss).  For the years ended December 31, 2002 and December 31, 2001, the unrealized holding gain (loss) on the investment in Yuke’s Co., Ltd. was ($1,015,000) and $249,000, respectively.

Fair Values of Financial Instruments.  The carrying value of certain financial instruments, including cash and cash equivalents, short-term investments held to maturity, accounts receivable, accounts payable, accrued expenses and accrued royalties approximate fair market value based on their short–term nature.  Short-term investments classified as available for sale are stated at fair value.  The value of short-term investments are determined using quoted market prices.

Concentrations of Credit Risk.  Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.  We place cash and cash equivalents and short-term investments with high credit-quality institutions and limit the amount of credit exposure to any one institution.  We believe this risk is immaterial due to the short-term nature of our investments.  Most of our sales are made directly to mass merchandisers and national retailers.  Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers.  We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Sales (before returns and allowances) to a major customer represented 25%, 16%, 14% and 17% of gross sales in the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively.  This customer accounted for approximately 38%, 17% and 18% of accounts receivable at March 31, 2003, December 31, 2002 and 2001, respectively.  Sales (before returns and allowances) to another major customer represented 11%, 13%, 12% and 16% of gross sales in the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively.  This customer accounted for approximately 39% of accounts receivable at March 31, 2003 and 16% of accounts receivable at both December 31, 2002 and 2001.

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

Property and Equipment.  Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term.  Property and equipment consist of the following:

(In thousands)	Useful Lives	March 31, 2003	December 31,
			2002	2001
Building	30 yrs	$719	$719	$689
Land	—	401	401	401
Computer equipment and software	3-10 yrs	24,795	23,138	16,860
Furniture, fixtures and equipment	5 yrs	3,535	3,375	2,579
Leasehold improvements	3-6 yrs	1,576	1,443	1,137
Automobiles	2-5 yrs	121	74	111

Less: accumulated depreciation and amortization		(14,739)	(13,047)	(7,886)
		$16,408	$16,103	$13,891

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of March 31, 2003, the net carrying value of our licenses was $35.4 million.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of March 31, 2003, the net carrying value of our software development was $57.5 million.

Goodwill and Other Intangible Assets.  Effective January 1, 2002, we completed the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill as of January 1, 2002.  All remaining and future acquired goodwill and indefinite lived intangible assets will be subject to an impairment test in the second quarter of each calendar year, or earlier if indicators of potential impairment exist, using a fair-value-based approach.  All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In conjunction with the implementation of SFAS No. 142 as of the beginning of 2002, we completed a goodwill impairment review.  According to our accounting policy, we also performed an annual review during the quarter ended June 30, 2002, and in both reviews we found no impairment.

A reconciliation of previously reported net income (loss) and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, including $196,000 of goodwill amortization associated with an equity method investment in 2001, is as follows:

(In thousands, except per share data)	March 31, 2003	December 31,
		2002	2001	2000
Reported net income (loss)	$(7,686)	$12,994	$36,013	$18,189
Add back: Goodwill amortization	—	—	404	215
Adjusted net income (loss)	$(7,686)	$12,994	$36,417	$18,404

Basic earnings per share:
Reported net income (loss)	$(0.20)	$0.33	$1.10	$0.60
Goodwill amortization	—	—	0.01	0.01
Adjusted net income (loss)	$(0.20)	$0.33	$1.11	$0.61

Diluted earnings per share:
Reported net income (loss)	$(0.20)	$0.32	$1.01	$0.56
Goodwill amortization	—	—	0.01	0.01
Adjusted net income (loss)	$(0.20)	$0.32	$1.02	$0.57

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

Revenue from the licensing of software was $4.1 million for the three months ended March 31, 2003 and $2.0 million, $1.4 million and $346,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising.  Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time.  Advertising costs were $4.6 million for the three months ended March 31, 2003 and $23.4 million, $14.8 million and $27.1 million in the years ended December 31, 2002, 2001 and 2000, respectively.

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

At March 31, 2003, we had three stock-based compensation plans, which are described more fully in Note 11.  Stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the net income (loss) and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share data)	Three Months Ended March 31,	Years Ended December 31,
	2003	2002	2001	2000
Net income (loss)-as reported	$(7,686)	$12,994	$36,013	$18,189
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	119	104	182	240
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,033)	(19,436)	(12,269)	(7,734)
Net income (loss)-pro forma	$(11,600)	$(6,338)	$23,926	$10,695
Earnings per share:
Basic-as reported	$(0.20)	$0.33	$1.10	$0.60
Basic-pro forma	$(0.30)	$(0.16)	$0.73	$0.35

Diluted-as reported	$(0.20)	$0.32	$1.01	$0.56
Diluted-pro forma	$(0.30)	$(0.16)	$0.67	$0.33

The fair market value of options granted under the stock option plans during the three months ended March 31, 2003 and each of the years ended December 31, 2002, 2001 and 2000, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Three Months Ended March 31,	Years Ended December 31,
	2003	2002	2001	2000
Dividend yield	0%	0%	0%	0%
Anticipated volatility	73%	73%	74%	73%
Weighted average risk-free interest rate	3.46%	3.46%	4.33%	6.12%
Expected lives	4 years	4 years	4 years	4 years

Income Taxes.  Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Basic and Diluted Earnings Per Share.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the years presented:

	Three Months Ended March 31,	Three Months Ended March 31,	Years Ended December 31,
(In thousands, except per share data)	2003	(Unaudited) 2002	2002	2001	2000
Net income (loss) used to compute basic and diluted earnings per share	$(7,686)	$2,765	$12,994	$36,013	$18,189
Weighted average number of shares outstanding — basic	38,319	39,067	39,203	32,717	30,136
Dilutive effect of stock options and warrants	—	2,658	2,040	2,906	2,216
Number of shares used to compute earnings per share — diluted	38,319	41,725	41,243	35,623	32,352

Stock options to purchase 4,676,000 shares of common stock in the three months ended March 31, 2003 were outstanding but are not included in the computation of diluted earnings per common share because we recorded a net loss for the period.  Stock options to purchase 600,000, 677,000, 2,462,000, 724,500 and 2,118,000 shares of common stock in the three months ended March 31, 2003 and 2002 and each of the years ended December 31, 2002, 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock.

Recently Issued Accounting Pronouncements.  In November 2002, FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.”  This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation.  Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reported results.  Currently, we do not expect to adopt the fair value based method of accounting for stock-based employee compensation under SFAS No. 123.  We have adopted the new disclosure requirements of SFAS No. 148 as included in the Summary of Significant Accounting Policies, Stock-Based Compensation.

In May 2003, the FASB issued SFAS No. 149, “Derivative Instruments.”  This statement amends SFAS No. 133, by requiring that contracts with comparable characteristics be accounted for in a similar fashion.  In particular, the Statement: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We are currently evaluating the provisions of SFAS No. 149 and have not determined the impact, if any, they will have on our financial statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”.  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.  Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003.  We are currently evaluating the provisions of SFAS No. 150 and have not determined the impact, if any, they will have on our financial statements.

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

Reclassifications.  Certain reclassifications have been made to the prior years consolidated financial statements to conform to current period consolidated financial statements.

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

In the acquisition, each share of Rainbow was converted into 0.05397 of a share of our common stock, or approximately 1,287,000 shares valued at $44.6 million.  In addition, outstanding vested Rainbow employee stock options were assumed by us and converted, at the same conversion rate, into options to purchase approximately 159,000 shares of our common stock.

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

The purchase agreement and a related royalty participation agreement calls for contingent compensation based on the future revenue generated by certain titles being developed by Rainbow prior to the acquisition.  The contingent compensation is expensed to software development amortization.  The contingent compensation may be paid, at our discretion, in cash or shares of our common stock.  For the three months ended March 31, 2003, we issued 15,773 shares of our common stock and recognized $341,000 of stock compensation related to the contingent compensation.  For the year ended December 31, 2002, we issued 8,952 shares of our common stock and recognized $267,000 of stock compensation related to the contingent compensation.

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

4.   Credit Facility

On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement (“Credit Facility”).  On May 30, 2003, we amended the Credit Facility (“Amended Credit Facility”).  Under the terms of the Credit Facility, we were permitted to borrow and maintain obligations under outstanding letters of credit up to an aggregate of $35.0 million.  Due to our current level of cash, cash equivalent and short-term investment balances and because we do not anticipate the need for borrowings in the future, we reduced the capacity of our credit facility.  Under the Amended Credit Facility we can maintain outstanding letters of credit up to $25.0 million and we removed our ability to borrow.  As a result of the May 30, 2003 amendment, we were in compliance with all the covenants under the Amended Credit Facility.  At December 31, 2002 we were in violation of the specified minimum net worth covenant of the Credit Facility due to the $25.0 million share repurchase and the calendar fourth quarter operating results.  On February 21, 2003 a waiver of this covenant was executed.

The Amended Credit Facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants, commencing with the quarter ended March 31, 2003, which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  Amounts outstanding under the Amended Credit Facility bear interest, at our choice, at either (a) the bank’s prime rate (4.3% at March 31, 2003) or (b) the London Interbank Offered Rate (1.3% at March 31, 2003) plus 1.60%.  As of March 31, 2003, we had outstanding letters of credit of approximately $3.5 million and no borrowings on the Credit Facility.

5.   Allowance for Price Protection, Returns and Doubtful Accounts

The allowance for price protection, returns and doubtful accounts at March 31, 2003, December 31, 2002 and 2001 consists of the following:

(In thousands)	March 31, 2003	December 31,
		2002	2001	2000
Balance at January 1	$(59,919)	$(40,616)	$(31,534)	$(24,171)
Provision for price protection, returns and doubtful accounts	(10,046)	(69,641)	(47,386)	(35,387)
Actual deductions for price protection, returns and doubtful accounts	26,559	50,338	38,304	28,024
Ending balance	$(43,406)	$(59,919)	$(40,616)	$(31,534)

6.   Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001 are as follows:

(In thousands)	March 31, 2003	Years Ended December 31,
		2002	2001
Balance at beginning of period	$58,609	$48,202	$1,717
Goodwill acquired during the period	—	12,042	46,688
Adjustments to goodwill during the period	—	(1,716)	—
Amortization during the period	—	—	(208)
Effect of foreign currency exchange rates	—	81	5
Balance at end of period	$58,609	$58,609	$48,202

7.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Other intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

		March 31, 2003		December 31, 2002		December 31, 2001
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Licenses	Varies	$100,065	$(64,682)	$95,299	$(59,877)	$52,435	$(27,332)

Software development	Varies	171,335	(113,871)	152,263	(104,845)	88,707	(49,577)

Trade secrets	5 years	1,800	(450)	1,800	(360)	1,800	—
Non-compete / Employment contracts	6.5 years	706	(136)	706	(109)	706	—
Subtotal, other		2,506	(586)	2,506	(469)	2,506	—
Total amortized intangible assets		273,906	(179,139)	250,068	(165,191)	143,648	(76,909)

Unamortized intangible assets
Trade name	indefinite	1,025	N/A	1,025	N/A	1,025	N/A
Total		$274,931	$(179,139)	$251,093	$(165,191)	$144,673	$(76,909)

The useful lives of licenses and software development are based on units of product sold and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and forecasts of units to be sold.  For the three months ended March 31, 2003 and for the years ended December 31, 2002, 2001 and 2000, our aggregate amortization expense related to intangible assets was $13.9 million, $91.7 million, $35.3 million and $50.2 million, respectively.

Estimated Amortization Expense (In thousands):	Fiscal Years Ended March 31,
	2004	$70,623
	2005	$11,079
	2006	$9,817
	2007	$1,219
	2008	$949
	Thereafter	$1,080

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

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s Co., Ltd., which at the time was privately held.  In December 2001, Yuke’s Co., Ltd. had an initial public offering of its common stock which is now traded on the Japanese NASDAQ stock market.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  (See Note 2)  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  The agreement provides that for a certain time period, under separate development agreements, Yuke’s Co., Ltd. will create exclusively for us wrestling games for the PlayStation and PlayStation 2 in North America and Europe.  Due to the long-term nature of this agreement, this investment is included in other long-term assets in the accompanying balance sheet.  The investment in Yuke’s Co., Ltd. was $3.2 million as of March 31, 2003.  In March 2003, we incurred a $1.8 million charge which is related to the other than temporary impairment of Yuke’s Co., Ltd.  Fair value was determined by using the closing price on the Japanese stock market at March 31, 2003.  The investment in Yuke’s Co., Ltd. was $4.3 million and $5.3 million as of December 31, 2002 and 2001, respectively.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  On January 24, 2003, the loan was converted to an equity investment in Minick.  We now own approximately 25% of the outstanding common stock of Minick.  This investment is accounted for under the equity method.  Equity in net income for the period ended March 31, 2003 is not material.  Minick develops and operates interactive mobile applications.  We will work with Minick to provide licensed wireless gaming through their mobile applications.

9.   Income Taxes

Income (loss) before provision (benefit) for income taxes consisted of:

(In thousands)	Three Months Ended March 31,	Years Ended December 31,
	2003	2002	2001	2000
United States	$(5,871)	$16,471	$52,569	$29,540
Foreign	(5,105)	3,284	4,147	1,703
	$(10,976)	$19,755	$56,716	$31,243

The provision (benefit) for income taxes consists of the following:

(In thousands)	2003	2002	2001	2000
Current
Federal	$(139)	$6,742	$8,000	$9,048
State	—	814	434	3,395
Foreign	(1,960)	1,765	1,231	712
	(2,099)	9,321	9,665	13,155
Deferred
Federal	(1,295)	(1,940)	9,223	209
State	(125)	(194)	1,524	(200)
Foreign	229	(426)	291	(110)
	(1,191)	(2,560)	11,038	(101)
Provision (benefit) for income taxes	$(3,290)	$6,761	$20,703	$13,054

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate to the provision (benefit) recorded in the accompanying financial statements is as follows:

(In thousands)	2003	2002	2001	2000
Federal provision (benefit) at statutory rate	(35.0)%	35.0%	35.0%	35.0%
State taxes (net of Federal benefit)	(1.1)	2.0	2.2	4.1
Preacquisition loss from Volition, Inc.	—	—	—	2.5
Other than temporary impairment in Yuke’s Co., Ltd.	5.9
Rate differences in foreign taxes and other, net	—	(2.8)	(0.7)	0.2
	(30.0)%	34.2%	36.5%	41.8%

Deferred income taxes were:

	March 31, 2003

(In thousands)	Federal	State	Foreign
Current
Deferred income tax assets:
Allowance for doubtful accounts,
discounts and returns	$9,756	$906	$201
Accrued vacation	1,314	122	—
Accrued bonus	637	59	—
Deferred compensation	730	68	—
State income taxes	133	—	—
Other — net	2,650	246	—
Total deferred income tax assets	15,220	1,401	201

Deferred income tax liabilities:
Software development costs	(19,089)	(1,772)	—
Other — net	(3,039)	(275)	—
Deferred income taxes	$(6,908)	$(646)	$201

Non-Current
Deferred income tax assets:
Net operating loss	$9,046	$748	$—
Credits	—	109	—
Other — net	2,197	211	—
Valuation reserve	(930)	(86)	—
Net deferred tax assets	10,313	982	—

Deferred income tax liabilities
Software development costs	(919)	(85)	—
Depreciation and amortization	(417)	—	—
Identifiable intangible assets	(825)	(77)	—
Other — net	(613)	(13)	—
Deferred income taxes	$7,539	$807	$—

The valuation reserve increased by $706,000 during the three months ended March 31, 2003.

As of March 31, 2003 we had federal net operating loss carryforwards of approximately $26.0 million (expiring from 2009 to 2023).

At March 31, 2003 we had accumulated foreign earnings of $6.3 million.  We do not plan to repatriate these earnings, therefore, no United States income tax has been provided on the foreign earnings.  Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

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

10.   Employee Pension Plan

We sponsor for our United States employees, a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee’s deferral, up to 4% of eligible compensation.  We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution.  Expenses under the plan were $389,000, $1.5 million, $1.3 million and $1.1 million in the three months ended March 31, 2003 and each of the years ended December 31, 2002, 2001 and 2000, respectively.

11.   Stock Option Plans

We have three stock option plans (the 1990 Plan, the 1997 Amended Plan and Non-executive Employee Stock Option Plan (the “NEEP Plan”)).

The 1990 Plan and the 1997 Amended Plan provide for the issuance of up to 2,193,750 and 10,537,500 shares, respectively, available for employees, consultants and non-employee directors.

As of March 31, 2003, no options under the 1990 Plan and 1,951,020 options under the 1997 Plan were available for grant.  Stock options granted under the option plans may be incentive stock options or non-statutory stock options.  Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of non-statutory stock options, all employees (including officers), consultants and non-employee directors of THQ.

On July 20, 2001, our stockholders approved an amendment to the Amended and Restated 1997 Stock Option Plan to increase the number of shares of common stock for which options may be issued.  The 1997 Amended Plan now provides for the issuance of up to 10,537,500 shares of common stock for option grants to directors, officers and key employees.  The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under this plan become exercisable over three years and expire within five years from the date of grant.

On June 8, 2000, the Board of Directors approved the THQ Inc. NEEP Plan.  The NEEP Plan has primarily the same attributes as the 1990 Plan and the 1997 Plan, but participation is reserved for employees who are not executive officers and under the NEEP Plan only nonqualified options will be granted.  The NEEP Plan provides for the issuance of up to 2,142,000 shares, of which no more than 20% is available for awards to our non-executive officers and no more than 15% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions.  As of March 31, 2003, 323,772 options were available for grant.

The exercise price per share of all options granted under the plans in the years ended December 31, 2000, 2001, 2002 and the three months ended March 31, 2003 has been the closing market price of the stock on the date of the grant.

Stock Options	Weighted Average Exercise Price	Number of Shares
Balance at January 1, 2000	$10.07	3,863,887
Granted	$10.52	2,278,439
Exercised	$6.10	(377,498)
Canceled	$9.69	(644,873)
Balance at December 31, 2000	$10.61	5,119,955
Granted	$26.01	3,206,811
Exercised	$9.43	(1,628,538)
Canceled	$13.47	(331,016)
Balance at December 31, 2001	$18.42	6,367,212
Granted	$26.54	2,192,639
Exercised	$9.58	(545,937)
Canceled	$24.54	(1,042,064)
Balance at December 31, 2002	$20.93	6,971,850
Granted	$12.40	487,500
Exercised	$9.83	(143,148)
Canceled	$20.46	(442,410)
Balance at March 31, 2003	$20.58	6,873,792

Options exercisable at December 31, 2000	$8.98	1,826,669
Options exercisable at December 31, 2001	$11.51	1,759,140
Options exercisable at December 31, 2002	$16.75	3,164,326
Options exercisable at March 31, 2003	$18.03	3,382,098

Options granted and shares exercised relating to options granted outside of our stock option plans during the years ended December 31, 2000, 2001, 2002 and the three months ended March 31, 2003 are listed below.  Share exercise prices for these options equal the market price of our common stock at the date of the grant except for options issued by PCP&L and GA prior to the acquisitions, which were issued at below market value.  These options were accounted for under APB Opinion No. 25 and we have recognized stock compensation of $189,000, $169,000, $299,000 and $406,000 for the three months ended March 31, 2003 and each of the years ended December 31, 2002, 2001 and 2000, respectively.  Generally, options granted outside of our stock option plans become exercisable over three years and expire within five years from the date of grant.

Stock Options	Weighted Average Exercise Price	Number of Shares
Balance at January 1, 2000	$3.35	1,434,862
Exercised	$1.30	(317,459)
Canceled	$0.46	(45,648)
Balance at December 31, 2000	$4.07	1,071,755
Granted	$13.78	159,398
Exercised	$3.17	(436,737)
Canceled	$0.57	(932)
Balance at December 31, 2001	$6.53	793,484
Granted	$—	—
Exercised	$6.95	(386,297)
Canceled	$11.00	(8,554)
Balance at December 31, 2002	$6.05	398,633
Granted	$—	—
Exercised	$0.57	(1,263)
Canceled	$0.62	(166)
Balance at March 31, 2003	$6.07	397,204

Options exercisable at December 31, 2000	$4.48	965,028
Options exercisable at December 31, 2001	$6.83	755,777
Options exercisable at December 31, 2002	$6.06	397,492
Options exercisable at March 31, 2003	$6.07	397,204

The following table summarizes information about stock options outstanding at March 31, 2003:

Range of Exercise Price	Number Outstanding at March 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25 - $10.25	1,457,876	2	$6.89
$ 10.42 - $17.15	1,455,319	3	$13.33
$ 17.19 - $22.08	1,456,186	3	$19.24
$ 22.30 - $30.04	2,211,737	4	$28.18
$ 30.93 - $39.11	689,878	4	$34.85
	7,270,996	3	$19.78

Range of Exercise Price	Shares Exercisable at March 31, 2003	Weighted Average Exercise Price
$ 0.25 - $10.25	1,201,097	$6.51
$ 10.42 - $17.15	690,484	$13.43
$ 17.19 - $22.08	851,543	$17.97
$ 22.30 - $30.04	769,444	$28.23
$ 30.93 - $39.11	266,734	$34.78
	3,779,302	$16.77

The estimated fair value of the options granted in the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000 was $3.4 million, $31.3 million, $47.0 million and $12.7 million, respectively.  We apply APB Opinion No. 25 and related Interpretations in accounting for stock option plans.  Accordingly, no compensation cost for our stock option plans has been recognized in the three months ended March 31, 2003 and each of the years ended December 31, 2002, 2001 or 2000, except for options issued by PCP&L and GA prior to the acquisitions, which were issued at below market value.

12.   Capital Stock Transactions

On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  As of March 31, 2003, we repurchased approximately 568,000 shares of our common stock for $7.8 million.  On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  As of December 31, 2002, we repurchased approximately 1,672,000 shares of our common stock for $25.0 million.

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

15.   Commitments and Contingencies

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in fiscal 2004 will be $25.6 million.  We also have a commitment for $2.4 million under a sponsorship agreement contingent upon certain events, the occurrence of which will require us to make payments over the next three years.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.  Minimum future rentals pursuant to these leases as of March 31, 2003 are as follows:

(In thousands)	Facilities	Equipment
2004	$2,752	$455
2005	$3,298	399
2006	$2,950	273
2007	$1,370	175
2008	$1,234	65
Thereafter	4,982	—
	$16,586	$1,367

Rent expense was $1.1 million, $3.4 million, $2.7 million, and $2.2 million for the three months ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000, respectively.

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

Legal Proceedings.  We and certain of our officers and directors are defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM.  On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants.  On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date.  Defendants filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses.  The third amended complaint alleges that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading.  The complaint seeks an unspecified amount in damages.  As of December 31, 2002, we entered into a settlement agreement with the plaintiffs.  While we continue to deny plaintiffs’ allegations, we agreed to pay $10.2 million under the terms of the settlement agreement to resolve all claims by plaintiffs against all defendants.  The District Court granted preliminary approval of the settlement on March 17, 2003, and a hearing to consider final approval is currently scheduled for June 30, 2003.  Our directors’ and officers’ insurance coverage provides for $10.0 million towards the settlement agreement and related legal fees.

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

As a result of a court order in an action filed in the United Kingdom by the World Wide Fund for Nature (the “Fund”) against World Wrestling Entertainment, Inc. (“WWE”) the use of the initials “WWF” was prohibited directly or indirectly by the WWE after November 10, 2002.  On November 10, 2002, upon instruction from the WWE, we ceased sales of certain of our interactive entertainment software games containing the “WWF” brand.  These games contain artwork files with the initials WWF and/or the WWF logo that cannot practicably be removed from the games.  Contemporaneously, in November 2002, we (through our joint venture THQ/JAKKS Pacific LLC (“THQ/JAKKS”)) filed an application for relief from the court order.  That application was denied by the trial court and an appeal was filed and heard on February 24 and 25, 2003.  The appeals court rendered its opinion on March 27, 2003, ruling that our continued marketing of these video games, with the “WWF” initials and brand removed except to the extent embedded in the games, is neither a breach of the court order against WWE nor a contempt of court.  Following this ruling, we recommenced sales of the affected product.  In addition, since October 2002 we have been incorporating the “WWE” brand in place of the “WWF” brand in all of the new wrestling games that we publish, including the recently published WWE Road to WrestleMania X8 for Game Boy Advance and WWE SmackDown! Shut Your Mouth for PlayStation 2.

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

16.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market.  The following information sets forth geographic information on our sales and long-lived assets for the three months ended March 31, 2003 and each of the years ended December 31, 2000, 2001 and 2002:

(In thousands of dollars)	United States	United Kingdom	Germany	France	Australia	Consolidated

Year ended December 31, 2000:
Sales to unaffiliated Customers	$270,116	$44,638	$20,442	$7,979	$3,828	$347,003

Long-lived assets at December 31, 2000	$16,792	$1,957	$1,971	$320	$235	$21,275

Year ended December 31, 2001:
Sales to unaffiliated Customers	$262,676	$60,240	$25,517	$18,185	$12,374	$378,992

Long-lived assets at December 31, 2001	$80,289	$3,541	$2,370	$267	$196	$86,663

Year ended December 31, 2002:
Sales to unaffiliated Customers	$358,124	$67,218	$26,051	$14,556	$14,580	$480,529

Long-lived assets at December 31, 2002	$101,104	$759	$2,721	$356	$244	$105,184

Three Months ended March 31, 2003:
Sales to unaffiliated Customers	$56,649	$4,361	$2,802	$1,259	$1,729	$66,800

Long-lived assets at March 31, 2003	$109,779	$2,323	$1,236	$392	$307	$114,037

17.   Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2003

	Quarters Ended
(Amounts in thousands, except per share data)	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	Pro Forma Total

Revenues	$85,762	$97,335	$217,750	$66,800	$467,647
Expenses	80,893	89,895	214,728	77,776	463,292
Income before income taxes	4,869	7,440	3,022	(10,976)	4,355
Income taxes	2,578	2,636	(112)	(3,290)	1,812
Net income	$2,291	$4,804	$3,134	$(7,686)	$2,543

Net income per share
Basic	$0.06	$0.12	$0.08	$(0.20)	$0.07
Diluted	$0.05	$0.12	$0.08	$(0.20)	$0.06

Twelve Months Ended March 31, 2002

	Quarters Ended
(Amounts in thousands, except per share data)	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	Pro Forma Total

Revenues	$55,236	$68,045	$196,383	$79,682	$399,346
Expenses	49,696	62,930	151,664	75,258	339,548
Income before income taxes	5,540	5,115	44,719	4,424	59,798
Income taxes	2,086	1,901	16,234	1,659	21,880
Net income	$3,454	$3,214	$28,485	$2,765	$37,918

Net income per share
Basic	$0.11	$0.10	$0.81	$0.07	$1.09
Diluted	$0.10	$0.09	$0.75	$0.07	$1.01

Twelve Months Ended March 31, 2001

	Quarters Ended
(Amounts in thousands, except per share data)	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	Pro Forma Total

Revenues	$32,401	$53,293	$190,931	$59,328	$335,953
Expenses	45,397	50,468	157,330	57,986	311,181
Income before income taxes	(12,996)	2,825	33,601	1,342	24,772
Income taxes	(5,227)	1,510	13,644	482	10,409
Net income	$(7,769)	$1,315	$19,957	$860	$14,363

Net income per share
Basic	$(0.27)	$0.04	$0.66	$0.03	$0.48
Diluted	$(0.27)	$0.04	$0.61	$0.03	$0.45

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

For the quarter ended March 31, 2003, net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd.

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item relating to members of our Board of Directors and Executive Officers will be included in our 2003 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings “Election of Directors,” “Executive Officers,” “Key Employees,” “Compliance with Section 16 of the Securities Exchange Act of 1934” and “Director and Officer Holdings,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11.                            EXECUTIVE COMPENSATION

The information required under this Item relating to executive compensation will be included in our 2003 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading “Executive Compensation,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item relating to security ownership of certain beneficial owners and management will be included in our 2003 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading “Principal Shareholders,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no reportable relationships or transactions with management during the three months ended March 31, 2003.

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

PART IV

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Financial Statements and Financial Statement Schedules

The following financial statements of the Company are included in Part II Item 8:

INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — March 31, 2003, December 31, 2002 and 2001
Consolidated Statements of Operations for the Three months Ended March 31, 2003, the Three Months Ended March 31, 2002 (Unaudited) and Each of the Three Years in the Period Ended December 31, 2002
Consolidated Statements of Stockholders’ Equity for March 31, 2003 and Each of the Three Years in the Period Ended December 31, 2002
Consolidated Statements of Cash Flows for the Three months Ended March 31, 2003, the Three Months Ended March 31, 2002 (Unaudited) and Each of the Three Years in the Period Ended December 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)          Reports on Form 8-K.

Current Report on Form 8-K dated February 12, 2003, reporting under Item 5 and 8.

(c)          Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.  We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

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

10.3†

Letter Agreement, dated November 16, 2002, between the Company and Jeffrey C. Lapin (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “December 2002 10-K”)).

10.4†

Employment Agreement between Fred A. Gysi and the Company dated October 1, 1997 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “December 1998 10-K”)).

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

10.11†

Second Amended and Restated Nonexecutive Employee Stock Option Plan dated as of March 6, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.12†

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

10.17

Sixth Amendment to Revolving Credit Agreement, dated as of October 26, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2001 10-Q).

10.18

Seventh Amendment to Revolving Credit Agreement and First Amendment to Security Agreement, dated as of January 8, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.18 to the Registrant’s December 2001 10-K).

10.19

Eighth Amendment to Revolving Credit Agreement, dated as of May 1, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the “June 2002 10-Q”)).

10.20

Ninth Amendment to Revolving Credit Agreement, dated as of July 26, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2002 10-Q).

10.21

Waiver under Revolving Credit Agreement, dated as of September 10, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “September 2002 10-Q”)).

10.22

Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2002 10-Q).

10.23

First Amendment to the Amended and Restated Revolving Credit Agreement, dated November 21, 2002, by and between the Company and Union Bank (incorporated by reference to Exhibit 10.24 to the Registrant’s December 2002 10-K).

10.24

Waiver under Amended and Restated Revolving Credit Agreement, dated February 21, 2003, by and between the Company and Union Bank (incorporated by reference to Exhibit 10.25 to the Registrant’s December 2002 10-K).

10.25	Second Amendment to Security Agreement, dated as of September 27, 2002 between the Company and Union Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s September 2002 10-Q).

10.26

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

10.27

First Amendment to the Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere) dated as of March 8, 2002, between NOA and the Company (incorporated by reference to Exhibit 10.5 to the Registrant’s September 2002 10-Q).

10.28

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

10.29

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

10.30

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

10.31

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

10.33

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

10.35*

Second Amendment to the Amended and Restated Revolving Credit Agreement and Third Amendment to the Security Agreement, dated May 30, 2003, by and between the Company and Union Bank of California, N.A., as sole lender, and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.24 to the Registrant’s December 2002 10-K).

21*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

99.1*	Certification of Brian J. Farrell, Chief Executive Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2*	Certification of Fred A. Gysi, Chief Financial Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Dated: June 11, 2003	THQ INC.
	By:	/s/ Brian J. Farrell
Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian J. Farrell	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 11, 2003
Brian J. Farrell

/s/ Fred A. Gysi	Senior Vice President - Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	June 11, 2003
Fred A. Gysi

/s/ Lawrence Burstein	Director	June 11, 2003
Lawrence Burstein

/s/ James L. Whims	Director	June 11, 2003
James L. Whims

/s/ L. Gregory Ballard	Director	June 11, 2003
L. Gregory Ballard

/s/ Brian Dougherty	Director	June 11, 2003
Brian Dougherty

CERTIFICATIONS

I, Brian J. Farrell, Chief Executive Officer of THQ Inc., certify that:

1.                                       I have reviewed this transitional report on Form 10-K of THQ Inc., the registrant;

2.                                       Based on my knowledge, this transitional report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transitional report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this transitional report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transitional report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transitional report is being prepared;

b.                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transitional report (the “Evaluation Date”); and

c.                                      presented in this transitional report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this transitional report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

	By:	/s/ Brian J. Farrell

Brian J. Farrell
Chief Executive Officer

CERTIFICATIONS

1.                                       I have reviewed this transitional report on Form 10-K of THQ Inc., the registrant;

2.                                       Based on my knowledge, this transitional report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transitional report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this transitional report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transitional report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transitional report is being prepared;

b.                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transitional report (the “Evaluation Date”); and

c.                                      presented in this transitional report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this transitional report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

	By:	/s/ Fred A. Gysi

Fred A. Gysi
Chief Financial Officer