Form 10-Q/A
period 2002-09-30
THQ INC
filed 2003-06-13
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

This Amendment No.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is being filed solely to clarify certain markings in Exhibit 10.7 that indicate the omitted portions therein.

Part II

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

10.1	Waiver under Revolving Credit Agreement, dated as of September 10, 2002 by and between the Company and Union Bank of California, N.A. (“Union Bank”) (previously filed).
10.2	Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank of California, N.A. (“Union Bank”) (previously filed).
10.3	Second Amendment to Security Agreement, dated as of September 27, 2002 between the Company and Union Bank (previously filed).
10.4

Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere), dated as of March 9, 1999, between Nintendo of America Inc. (“NOA”) and the Company

(previously filed). (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).)

10.5

First Amendment to the Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere) dated as of March 8, 2002, between NOA and the Company (previously filed).

10.6

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001, between NOA and the Company (previously filed).  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.7*

Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of April 5, 2002, between NOA and the Company (Western Hemisphere).  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.8

Microsoft Corporation Xbox ™ Publisher License Agreement, dated as of March 20, 2001, between Microsoft Corporation and the Company (previously filed). (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.9

Licensed Publisher Agreement, dated as of August 28, 2002, by and between Sony Computer Entertainment America Inc. (“Sony”) and the Company (previously filed).  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.10

PlayStation ® 2 CD-Rom/ DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000, between Sony and the Company (previously filed).  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.11

PlayStation® Licensed Publisher Agreement, dated as of June 25, 1998, between Sony Computer Entertainment Europe and THQ International Limited (previously filed).  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.12

PlayStation® Licensed Publisher - Supplemental Agreement, dated as of June 25, 1998, between Sony Computer Entertainment Europe and THQ International Limited (previously filed).  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

99.1	Certification of Brian J. Farrell, Chief Executive Officer, Pursuant to Section

1350 of Chapter 63 of Title 18 of the United States Code (previously filed).
99.2	Certification of Fred A. Gysi, Chief Financial Officer, Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (previously filed).

* Filed herewith.

(b) Reports on Form 8-K.

Current Report on Form 8-K dated September 17, 2002, reporting under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2003	THQ INC.

	By	/s/Brian J. Farrell
Chairman of the Board President and Chief Executive Officer

THQ INC.

	By:	/s/ Fred A. Gysi
Senior Vice President-Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Brian J. Farrell, Chief Executive Officer of THQ Inc., certify that:

1.                  I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of THQ Inc., the registrant;

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

Date: June 12, 2003	By:	/s/ Brian J. Farrell
Brian J. Farrell
Chief Executive Officer

CERTIFICATIONS

I, Fred A. Gysi, Chief Financial Officer of THQ Inc., certify that:

1.                  I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of THQ Inc., the registrant;

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

Date: June 12, 2003	By:	/s/ Fred A. Gysi
Fred A. Gysi
Chief Financial Officer