Form 10-Q
period 2003-06-30
THQ INC
filed 2003-08-14
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 8, 2003, there were 38,545,059 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188,061	$199,860
Short-term investments	—	16,151
Cash, cash equivalents and short-term investments	188,061	216,011
Accounts receivable net of allowances of $39,111 and $31,517, respectively	52,297	35,976
Inventory	18,899	24,339
Licenses	20,182	15,330
Software development	54,242	54,824
Income taxes receivable	5,002	1,116
Prepaid expenses and other current assets	8,828	11,316
Total current assets	347,511	358,912
Property and equipment, net	17,519	16,408
Licenses, net of current portion	20,864	20,053
Software development, net of current portion	4,496	2,640
Deferred income taxes	8,270	8,346
Goodwill, net	60,909	58,609
Other long-term assets, net	8,947	7,981
TOTAL ASSETS	$468,516	$472,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,610	$21,001
Accrued expenses	21,792	20,090
Accrued payment to venture partner	463	676
Accrued royalties	15,714	22,893
Deferred income taxes	7,477	7,353
Total current liabilities	63,056	72,013
Accrued royalties, net of current portion	5,392	4,523
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01, 75,000,000 shares authorized; 38,494,353 and 38,007,879 shares issued and outstanding as of June 30, 2003 and March 31, 2003, respectively	385	380
Additional paid-in capital	310,036	305,328
Accumulated other comprehensive income	3,995	1,496
Retained earnings	85,652	89,209
Total stockholders’ equity	400,068	396,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,516	$472,949

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2003	2002
Net sales	$98,095	$85,762
Costs and expenses:
Cost of sales	38,253	32,497
License amortization and royalties	9,252	7,099
Software development amortization	19,244	11,587
Product development	8,766	8,166
Selling and marketing	19,129	11,424
Payment to venture partner	465	1,500
General and administrative	9,362	7,193
Total costs and expenses	104,471	79,466
Income (loss) from operations	(6,376)	6,296
Interest income, net	733	1,579
Other expenses	(4)	(3,006)
Income (loss) before income taxes	(5,647)	4,869
Income taxes	(2,090)	2,578
Net income (loss)	$(3,557)	$2,291
Net income (loss) per share — basic	$(.09)	$.06
Net income (loss) per share — diluted	$(.09)	$.05

Shares used in per share calculation — basic	38,162	39,392
Shares used in per share calculation — diluted	38,162	42,052

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,557)	$2,291
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,857	1,531
Amortization of licenses and software development	25,328	13,537
Provision for price protection, returns and doubtful accounts	17,881	13,130
Loss on disposal of property and equipment	25	4
Loss on sale of short-term investments	4	—
Stock compensation	—	44
Tax benefit related to the exercise of employee stock options	1,329	961
Deferred income taxes	89	(27)
Write-off of Network Interactive Sports Ltd.	—	3,006
Changes in operating assets and liabilities:
Accounts receivable	(33,815)	(19,526)
Inventory	5,956	(1,298)
Licenses	(13,000)	(11,294)
Software development	(18,760)	(15,924)
Prepaid expenses and other current assets	2,620	(808)
Accounts payable	(3,926)	2,464
Accrued expenses and accrued payment to venture partner	(1,065)	338
Accrued royalties	(6,830)	(4,211)
Income taxes receivable	(3,758)	745
Net cash used in operating activities	(29,622)	(15,037)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	28,657	—
Purchase of short-term investments	(12,510)	(505)
Increase in other long-term assets	(17)	(105)
Acquisition of property and equipment	(2,692)	(2,662)
Net cash provided by (used in) investing activities	13,438	(3,272)

Cash flows from financing activities:
Costs related to the issuance of common stock	—	(47)
Proceeds from exercise of options	3,384	1,829
Net cash provided by financing activities	3,384	1,782

Effect of exchange rate changes on cash	1,001	1,770
Net decrease in cash and cash equivalents	(11,799)	(14,757)
Cash and cash equivalents — beginning of period	199,860	187,499
Cash and cash equivalents — end of period	$188,061	$172,742

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,520	$1,408

Non-cash investing activities:
Additional consideration accrued for ValuSoft (see Note 7)	$2,300	—

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  Examples include price protection, returns and doubtful accounts.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our transition report on Form 10-K for the transition period from January 1, 2003 through March 31, 2003.  Certain reclassifications have been made for consistent presentation.

2.   Stock Based Compensation

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

	For the Three Months Ended June 30,
(In thousands, except per share data)	2003	2002
Net income (loss)-as reported	$(3,557)	$2,291
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,133)	(5,597)
Net income loss-pro forma	$(7,690)	$(3,279)

Earnings per share:

Basic-as reported	$(0.09)	$0.06

Basic-pro forma	$(0.20)	$(0.08)

Diluted-as reported	$(0.09)	$0.05

Diluted-pro forma	$(0.20)	$(0.08)

The fair market value of options granted under the stock option plans during the three months ended June 30, 2003 and 2002, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended June 30,
	2003	2002
Dividend yield	0%	0%
Anticipated volatility	73%	71%
Weighted average risk-free interest rate	2.18%	4.13%
Expected lives	4 years	4 years

3.   Cash, Cash Equivalents and Short-Term Investments

(In thousands)	June 30, 2003	March 31, 2003
Cash and cash equivalents	$188,061	$199,860

Short-term investments
Available for sale	—	12,143
Held to maturity	—	4,008
Short-term investments	—	16,151

Cash, cash equivalents and short-term investments	$188,061	$216,011

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) for investments classified as available-for-sale are recorded as a separate component of accumulated other comprehensive income (loss).  For the three months ended June 30, 2003, there were no unrealized gains or (losses) on available-for-sale investments, except Yuke’s Co., Ltd. (“Yuke’s) which is included in other long-term assets.

4.   Allowances for price protection, returns and doubtful accounts

We derive revenue from sales of packaged software for video game systems and personal computers, sales of software and services for wireless devices and from licensing software.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products.  We may decide to provide price protection or allow returns for our video game system and personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

5.   Licenses

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  As of June 30, 2003, the net carrying value of our licenses was $41.0 million.

6.   Software Development

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  As of June 30, 2003, the net carrying value of our software development was $58.7 million.

7.   Business Combination

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (now referred to as “ValuSoft”), a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.  For the period ended June 30, 2003, ValuSoft reached its pretax target and we have accrued $2.3 million and adjusted goodwill accordingly.

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

Estimated Fair Value (in thousands):
Tangible assets acquired	$2,837
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	14,342
Purchase price	$16,839

8.   Goodwill

In accordance with the adoption of SFAS No. 142, on January 1, 2002, we no longer amortize goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2003, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.

The changes in the carrying amount of goodwill for the three months ended June 30, 2003, are as follows (in thousands):

Balance at March 31, 2003	$58,609
Additional consideration earned by ValuSoft	2,300
Balance at June 30, 2003	$60,909

9.   Long-Lived Assets

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

10.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Other intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

Intangible Assets (In thousands)		June 30, 2003			March 31, 2003
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Licenses	Varies	$100,386	$(59,340)	$41,046	$100,065	$(64,682)	$35,383
Software development	Varies	136,750	(78,012)	58,738	171,335	(113,871)	57,464

Trade secrets	5 years	1,800	(540)	1,260	1,800	(450)	1,350
Non-compete/ Employment contracts	6.5 years	706	(163)	543	706	(136)	570
Subtotal		2,506	(703)	1,803	2,506	(586)	1,920
Total amortized intangible assets		239,642	(138,055)	101,587	273,906	(179,139)	94,767
Unamortized intangible assets
Trade name	indefinite	1,025	N/A	1,025	1,025	N/A	1,025

Total		$240,667	$(138,055)	$102,612	$274,931	$(179,139)	$95,792

The useful lives of licenses and software development are based on units of product sold and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and forecasts of units to be sold.  For the three months ended June 30, 2003, our aggregate amortization expense related to other intangible assets was $25.3 million.

Estimated Amortization Expense

(In thousands):

Fiscal Years Ended March 31,
2004	$74,776
2005	14,753
2006	7,215
2007	3,086
2008	1,005
Thereafter	754

11.   Other Long-Term Assets

In addition to other intangible assets (see Note 10), other long-term assets also includes the following:

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s Co., Ltd., which at the time was privately held.  In December 2001, Yuke’s Co., Ltd. had an initial public offering of its common stock which is traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  The unrealized holding gain on the investment in Yuke’s at June 30, 2003 was $460,000.  The agreement provides that for a certain time period, under separate development agreements, Yuke’s Co., Ltd. will create exclusively for us wrestling games for the PlayStation and PlayStation 2 in North America and Europe.  Due to the long-term nature of this agreement, this investment is included in other long-term assets in the accompanying balance sheets.  The investment in Yuke’s Co., Ltd. was $3.6 million as of June 30, 2003.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  On January 24, 2003, the loan was converted to an equity investment in Minick.  We now own approximately 25% of the outstanding common stock of Minick.  This investment is accounted for under the equity method.  Equity in net income for the period ended June 30, 2003 is not material.  Minick develops and operates interactive mobile applications.  We will work with Minick to provide licensed wireless gaming through their mobile applications.

12.   Credit Facility

On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement (“Credit Facility”).  On May 30, 2003, we amended the Credit Facility (“Amended Credit Facility”).  Under the terms of the Amended Credit Facility, we can maintain outstanding letters of credit up to $25.0 million.  As of June 30, 2003, we were in compliance with all the covenants under the Amended Credit Facility.

The Amended Credit Facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  Amounts outstanding under the Amended Credit Facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at June 30, 2003) or (b) the London Interbank Offered Rate (1.1% at June 30, 2003) plus 1.60%.  As of June 30, 2003, we had outstanding letters of credit of approximately $2.4 million on the Amended Credit Facility.

13.   Commitments and Contingencies

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2003 is approximately $94.5 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in fiscal 2004 will be $27.4 million.  We also have a commitment for $3.2 million under a sponsorship agreement which will require us to make payments over the next three years.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.

Summary of annual minimum contractual obligations and commercial commitments as of June 30, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total

2004	$8,999	$34,842	$27,378	$2,840	$2,390	$1,583	$78,032
2005	18,575	12,507	9,329	3,899	—	1,583	45,893
2006	17,425	2,185	3,039	2,857	—	—	25,506
2007	—	—	2,750	1,506	—	—	4,256
2008	—	—	2,750	1,320	—	—	4,070
Thereafter	—	—	2,400	4,987	—	—	7,387
	$44,999	$49,534	$47,646	$17,409	$2,390	$3,166	$165,144

Warrants.  We are committed under various license agreements to issue warrants to purchase a total of approximately 400,000 shares of common stock.  At this time, the warrant terms related to these various agreements are being negotiated.  We will record the fair market value of these warrants when the terms are finalized. The fair market value will be included in licenses in the balance sheets and will be amortized to license amortization and royalties over estimated sales for games not released and a portion may be recognized immediately for games that have been previously released.

Manufacturer Indemnification.  We must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters.

Legal and Regulatory Proceedings.  On July 11, 2003 we were informed by the staff of the Securities and Exchange Commission (the “SEC”) that the SEC is conducting a non-public formal investigation entitled “In the Matter of Certain Video Game Manufacturers and Distributors.”  In connection with the investigation, the SEC has requested information from us. The SEC staff has informed us that other companies in the video game industry have received similar requests for information. The investigation appears to be focused on certain accounting practices, with specific emphasis on revenue recognition.  The SEC has advised us that its investigation is non-public and should not be construed as an indication from the SEC or its staff that any violations of the law have occurred, nor should it reflect negatively upon any person, entity or security.  We intend to cooperate fully with the SEC in its investigation.

We and certain of our officers and directors were defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM.  On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants.  On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date.  Defendants filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses.  The third amended complaint alleged that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading.  The complaint sought an unspecified amount in damages.  As of December 31, 2002, we entered into a settlement agreement with the plaintiffs.  While denying plaintiffs’ allegations, we agreed to pay $10.2 million under the terms of the settlement agreement to resolve all claims by plaintiffs against all defendants.  The District Court granted final approval of the settlement on June 30, 2003.  Our directors’ and officers’ insurance coverage provides for $10.0 million towards the settlement agreement and related legal fees.

However, a dispute has arisen between us and our directors’ and officers’ insurance carrier.  The insurance carrier asserts that it is only obligated to contribute $5.0 million in coverage towards the securities litigation settlement.  Pursuant to the terms of our insurance policy, the matter has been submitted to arbitration under the rules of the American Arbitration Association.  Although we expect to prevail, we cannot predict the likely outcome of this dispute.

We received a demand from Motorola for indemnification under our license to it of certain wireless games distributed in France.  The demand arises out of litigation commenced in France in January 2003 against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  We in turn have made a claim for indemnification against the developer of the games.  In April 2003, we joined the action as a necessary party.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of the demand for indemnification.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

14.   Capital Stock Transactions

On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  During the three months ended June 30, 2003, we did not repurchase any additional shares of our common stock.  In total, we have repurchased approximately 568,000 shares of our common stock for $7.8 million leaving $17.2 million available for future repurchases.

15.   Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the years presented:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2003	2002
Net income (loss) used to compute basic and diluted earnings per share	$(3,557)	$2,291
Weighted average number of shares outstanding — basic	38,162	39,392
Dilutive effect of stock options and warrants	—	2,660
Number of shares used to compute earnings per share — diluted	38,162	42,052

Stock options to purchase 4,389,000 shares of common stock in the three months ended June 30, 2003 were outstanding but not included in the computation of diluted earnings per common share because they are anti-dilutive due to the net loss for the period.

Stock options to purchase 645,000 shares of common stock in the three months ended June 30, 2002, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock.

16.   Comprehensive Income (Loss)

The table below presents the components of our comprehensive income (loss) for the three months ended June 30, 2003 and 2002, respectively:

	For the Three Months Ended June 30,
(In thousands)	2003	2002
Net income (loss)	$(3,557)	$2,291
Other comprehensive income:
Foreign currency translation adjustment	2,039	2,569
Unrealized gain on investments	460	552
Other comprehensive income	2,499	3,121
Comprehensive income (loss)	$(1,058)	$5,412

17.   Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

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

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation “Management Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including those described above and the following:  changes in demand for our products, product mix, product development delays, the timing of customer orders and deliveries, the impact of competitive products and pricing and difficulties encountered in the integration of acquired businesses.  In addition, such statements could be affected by growth rates and market conditions relating to the interactive software industry and general domestic and international economic conditions.  For specific information concerning these and other such factors please see the section entitled “Risk Factors” in our transition report on Form 10-K for the transition period ended March 31, 2003.  The forward-looking statements contained herein speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Our software is based on intellectual property licensed or assigned from third parties or created internally.  We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes Finding Nemo and two future Disney/Pixar properties, Hot Wheels, Power Rangers, Scooby-Doo, Sonic the Hedgehog, SpongeBob SquarePants, World Wrestling Entertainment, as well as others.

We also develop software based on brands created by our seven internal development studios and by external developers under contract with us.  Our original brands include Tak and the Power of Juju™ (co-created with Nickelodeon), Sphinx and the Cursed Mummy™, Splashdown®:Rides Gone Wild™, Red Faction®, Alter Echo™, MX and Summoner®.  Other than games that we release on PCs, the manufacturers(1) or their authorized vendors manufacture all of our products for us.

In North America, we market and distribute our software to customers including Wal-Mart, Toys “R” Us, Target, Best Buy, GameStop, Kay Bee Toys, K-Mart and other regional and national general merchandisers, discount store chains, and specialty retailers.  Outside North America, we market and distribute our software to retailers in 70 countries and territories through offices in the United Kingdom, France, Germany, Australia and Korea.

(1)          Microsoft, Nintendo and Sony are referred to herein collectively as the “hardware manufacturers” or the “manufacturers.”  Nintendo®, Game Boy®, Game Boy Color®, Game Boy Advance, GameCube and Nintendo 64® are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft Xbox is a trademark of Microsoft Corporation (“Microsoft”).

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a developer to create a game based on original content.  These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties.  See—Critical Accounting Policies “Licenses” and “Software Development.”  We also develop games internally through our development studios Cranky Pants Games™, Heavy Iron Studios®, Helixe™, Pacific Coast Power & Light Co.® (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios™, THQ Australia Studios™ Pty. Ltd. and Volition, Inc.®.  After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title.  Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer.  Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in the United Kingdom, Germany, France, Australia or Korea for foreign distribution.  We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia and Korea.

Unfilled sales orders are commonly referred to as backlog.  Since substantially all of our product orders are fulfilled shortly after we receive them, we do not believe that the amount of our unfilled sales orders as of the end of a period is a meaningful indicator of sales in future periods.  Accordingly, we do not report the amount of our unfilled sales orders.

Recent Developments

As part of our ongoing focus on reducing costs, we have decided to cease operations at our Outrage® Games studio and will be consolidating some of its activities and employees into our other development studios.  We do not anticipate this will have a material impact on our business.

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

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	Nintendo 64	All countries in the Western Hemisphere	May 2003(1)
Nintendo	Nintendo 64	Europe, Australia and New Zealand	January 2004
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2004
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2005
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2004
Nintendo	Game Boy Advance	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube	Europe, Australia and New Zealand	April 2006
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2004(2)
Sony	PlayStation 2 (3)	Europe, Australia and New Zealand	(3)
Sony	PlayStation and PlayStation 2	Korea	March 2006(2)
Microsoft	Xbox	(4)	November 2004

(1)                                  The Nintendo 64 agreement expired on May 8, 2003.  We will not be distributing any product on this platform and we do not intend to renew this license.

(2)                                  The PlayStation 2 Licensed Publisher Agreement provides for an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.  To date, this agreement has not been terminated.

(3)                                  The long form contract is currently in negotiation with an expected expiration of March 31, 2004 and with an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.

(4)                                  The territory is determined on a title-by-title basis.

Nintendo Game Boy Advance and Game Boy Color are cartridge-based formats, while Nintendo GameCube, Sony PlayStation 2 and Microsoft Xbox are disc-based formats.  Nintendo charges us an amount for each Nintendo Game Boy Advance and Game Boy Color cartridge.  This amount varies based, in part, on the memory capacity of the cartridges.  Nintendo GameCube, Sony and Microsoft agreements include a charge for every disc manufactured.  The amounts charged by the manufacturers include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion.  The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging.

In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters.  If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to in turn, indemnify us.  Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

Allowances for price protection, returns and doubtful accounts.  We derive revenue from sales of packaged software for video game systems and personal computers, sales of software and services for wireless devices and from licensing software.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products.  We may decide to provide price protection or allow returns for our video game system and personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue.  We analyze historical price protection granted, historical returns, current sell through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance.  In addition, management monitors the volume of our sales to retailers and distributors and their inventories, because slow-moving inventory in the distribution channel can result in the requirement for price protection or returns in subsequent periods.  In the past, actual price protection and returns have not generally exceeded our reserves.  However, actual price protection and returns in any future period are inherently uncertain as unsold products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products.  While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report.  In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease.  Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase.

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

For the three months ended June 30, 2003 and 2002, we recorded allowances for future price protection, returns and doubtful accounts of approximately $17.9 million and $13.1 million, respectively, during such periods.  The increase in allowances for future price protection, returns and allowances for doubtful accounts is related to the increase in sales during the three months ended June 30, 2003 as compared to the same period last year and our estimate of future price protection and returns based on the factors discussed above.  As of June 30, 2003 and 2002, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $39.1 million and $31.5 million, respectively.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of June 30, 2003, the net carrying value of our licenses was $41.0 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software Development.  We utilize both independent software developers and internal development teams to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We evaluate technological feasibility on a product-by-product basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.  We capitalize the milestone payments made to independent software developers and the direct payroll costs for our internal development teams.

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of June 30, 2003, the net carrying value of our software development was $58.7 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Goodwill.  In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review.  According to our accounting policy, we also performed an annual review during the quarter ended June 30, 2003 and June 30, 2002, and in both reviews we found no impairment.  We will perform a similar review in future quarters ending June 30, or more frequently if indicators of potential impairment exist.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.  The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful.  Also, our revenues and earnings are dependent on our ability to meet our product release schedules.  Due to these and other factors described in the subsection entitled “Risk Factors” in our transition report on Form 10-K for the transition period ended March 31, 2003 we may not realize the future net cash flows necessary to recover our goodwill.

Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the goodwill and indefinite-lived intangible assets stated on our balance sheets to reflect their estimated fair values.  Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.  We continue to encounter the risks and difficulties faced with launching or acquiring a new business.  When the business is a development studio, we look for ways to maximize the talent and intellectual property within the studio.  We make judgments and assumptions as to the commercial success and quantity of games developed by a particular studio.  Different judgments and assumptions could materially impact our reported financial results.  For example, if we do not develop games with the same commercial success or the same number of games as we have estimated, we may need to take an impairment charge against goodwill in the future.  More conservative assumptions of the anticipated future benefits from these businesses would result in lower fair values which could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheets.  Conversely, less conservative assumptions would result in higher fair values which could result in lower impairment charges and higher net income.

Long-Lived Assets.  We evaluate long-lived assets, including but not limited to licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider in deciding when to perform an impairment review include significant under-performance of a product or platform in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.  Recoverability of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business, and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.  More conservative assumptions of the anticipated future cash flows from these assets would result in lower fair values which could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheets.  Conversely, less conservative assumptions would result in higher fair values which could result in lower impairment charges and higher net income.

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

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact upon our financial position, cash flows or results of operations.

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

Results of Operations

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months ended June 30, 2003 and 2002:

Platform Revenue Mix	Three Months Ended June 30,
	2003	2002
Sony PlayStation 2	28.5%	27.4%
Sony PlayStation	3.8	8.4
Microsoft Xbox	19.7	9.0
Nintendo Game Boy Advance	21.3	27.0
Nintendo Game Boy Color	1.4	1.6
Nintendo GameCube	7.0	18.7
PC	15.8	6.9
Other	2.5	1.0
	100.0%	100.0%

The following table sets forth our net sales by platform for the three months ended June 30, 2003 and 2002:

Net Sales for the Three Months Ended (In thousands)	June 30, 2003	June 30, 2002	Increase/ (Decrease)	% Change
Sony PlayStation 2	$27,955	$23,552	$4,403	18.7%
Sony PlayStation	3,674	7,248	(3,574)	(49.3)
Microsoft Xbox	19,345	7,737	11,608	150.0
Nintendo Game Boy Advance	20,925	23,161	(2,236)	(9.7)
Nintendo Game Boy Color	1,382	1,352	30	2.2
Nintendo GameCube	6,903	15,997	(9,094)	(56.8)
PC CD-ROM	15,491	5,917	9,574	161.8
Other	2,420	798	1,622	203.3
Net Sales	$98,095	$85,762	$12,333	14.4%

Sony PlayStation 2 Net Sales

We released three new PlayStation 2 titles — Big Mutha Truckers, Evil Dead: A Fistful of Boomstick and Finding Nemo in the three months ended June 30, 2003.  We also had three new releases in the same period of 2002.  The increase in net sales is attributed to the success of Finding Nemo and an increase in our catalog sales of approximately $9 million, partially offset by the low price points of Big Mutha Truckers and Evil Dead: A Fistful of Boomstick.

We expect net sales from PlayStation 2 products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.  We expect that premium titles will continue to hold their current price points, however we expect lower price points for non-premium titles.

Sony PlayStation Net Sales

We did not release any PlayStation products in the three months ended June 30, 2003 or in the three months ended June 30, 2002.  We do not anticipate releasing any new PlayStation products in the future, due to the transition to PlayStation 2.  Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of our PlayStation products to continue to decline in fiscal 2004.

Microsoft Xbox

We released seven new Xbox titles — Big Mutha Truckers, Evil Dead: A Fistful of Boomstick, Finding Nemo, MotoGP 2, Red Faction II, Tetris Online and Yager in the three months ended June 30, 2003.  In the three months ended June 30, 2002 we only released two Xbox titles, MotoGP and Tetris Worlds.  The increase in net sales is attributed to the overall increase in the number of titles released during the period and the success of Finding Nemo.

We expect net sales from Xbox products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.  We expect that premium titles will continue to hold their current price points, however we expect lower price points for non-premium titles.

Nintendo Game Boy Advance Net Sales

We released ten Game Boy Advance titles during the three months ended June 30, 2003 including Finding Nemo, Disney Princess and Rugrats Go Wild as compared to seven new releases in the same period of 2002.  The decrease in net sales is attributed to a slight decrease in the average selling price for Game Boy Advance titles and the continued strong sales of Sonic Advance in the same period of 2002.

Nintendo Game Boy Color Net Sales

We did not release any Game Boy Color products in the three months ended June 30, 2003 or in the three months ended June 30, 2002.  We do not anticipate releasing any new Game Boy Color products in the future, due to the transition to Game Boy Advance.  We do not anticipate that this will have a material effect on our overall net sales because of the increase in Nintendo Game Boy Advance net sales.

Nintendo GameCube Net Sales

We released two GameCube titles – Finding Nemo and Red Faction II in the three months ended June 30, 2003 compared to three titles during the same period in 2002 including WWE Wrestlemania X8.  The decrease in net sales is attributed to the success of WWE Wrestlemania X8 released during the same period last year.  We plan to release the annual installment to our WWE Wrestlemania series, WWE Wrestlemania XIX, during the three months ended September 30, 2003.

We expect net sales from GameCube products to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.  We expect that premium titles will continue to hold their current price points, however we expect lower price points for non-premium titles.

PC CD-ROM Net Sales

We released 16 PC titles published from our ValuSoft division and six other PC CD-ROM titles in the three months ended June 30, 2003 whereas we only released three PC titles in the three months ended June 30, 2002.  The increase in PC CD-ROM titles released and net sales for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 resulted from our acquisition of ValuSoft.

Sales by Territory

The following table sets forth, for the three months ended June 30, 2003 and 2002, our sales for the North America and international territories:

Net Sales for the Three Months Ended (In thousands)	June 30, 2003	June 30, 2002	Increase/ (Decrease)	%Change
North America	$69,397	$68,442	$955	1.4%
International	28,698	17,320	11,378	65.7%
Net Sales	$98,095	$85,762	$12,333	14.4%

North America Net Sales

The net sales in North America for the three months ended June 30, 2003 as compared to the same period of 2002 remained relatively constant due to:

•                  An overall increase in the number of new titles released during the three months ended June 30, 2003 compared to the same period last year.

•                  The success of Finding Nemo on all platforms.

Offset by:

•                  An overall decrease in the weighted average selling price of our non-premium titles, in particular Big Mutha Truckers and Evil Dead: A Fistful of Boomstick for PlayStation 2 and Xbox.

•                  The release of WWE Wrestlemania X8 during the same period last year. We plan to release the annual installment to our WWE Wrestlemania series, WWE Wrestlemania XIX, during the three months ended September 30, 2003.

International Net Sales

The increase in net sales in the international territories for the three months ended June 30, 2003 as compared to the same period of 2002 was primarily due to:

•                  The release of two products focused on our international markets – Moto GP 2 for Xbox and Yager for Xbox.

•                  A $7 million increase in catalog sales due to the increased installed base of the major platforms in our international markets and our broader product portfolio.

Costs and Expenses, Interest Income – net, and Income Taxes

Information about our costs and expenses, interest income – net, and income taxes for the three months ended June 30, 2003 and 2002 is presented below:

	Percent of Net Sales
	Three Months Ended June 30,
	2003	2002
Costs and expenses:
Cost of sales	39.0%	37.9%
License amortization and royalties	9.4	8.3
Software development amortization	19.6	13.5
Product development	8.9	9.5
Selling and marketing	19.5	13.3
Payment to venture partner	0.5	1.7
General and administrative	9.5	8.4
Total costs and expenses	106.5	92.6
Income (loss) from operations	(6.5)	7.4
Interest income, net	0.7	1.8
Other expenses	—	(3.5)
Income (loss) before income taxes	(5.8)	5.7
Income taxes	(2.1)	3.0
Net income (loss)	(3.6)%	2.7%

Cost of Sales

Cost of sales as a percentage of net sales increased for the three months ended June 30, 2003 as compared to the same period of 2002 as a result of an overall decrease in the weighted average selling price of our non-premium titles, in particular Big Mutha Truckers and Evil Dead: A Fistful of Boomstick for PlayStation 2 and Xbox.

License Amortization and Royalties

License amortization and royalties increased as a percentage of net sales for the three months ended June 30, 2003 as compared to the same period of 2002 primarily because our new releases, including Finding Nemo, have higher overall royalty rates than the titles that were released in the same period of 2002.

Software Development Amortization

Software development amortization increased as a percentage of net sales for the three months ended June 30, 2003 as compared to the same period of 2002 primarily due to:

•                  Higher amortization rates for titles released during the quarter and catalog sales from titles released during the previous quarter compared to the same period in 2002.  The higher rates are due to lower sales volume and/or higher development costs for certain titles.

•                  A decline in the weighted average selling price of our products due to the lower price points for Big Mutha Truckers and Evil Dead: A Fistful of Boomstick for the PlayStation 2 and Xbox and our catalog products.

•                  The write-off of $1 million in software development due to the cancellation of a product that did not meet our quality standards.

Product Development

Product development expenses decreased slightly as a percentage of net sales and increased by $600,000 in absolute dollars for the three months ended June 30, 2003 as compared to the same period of 2002.  This increase in absolute dollars is primarily due to the costs associated with a staff reduction at our PCP&L development studio.

Selling and Marketing

Selling and marketing expenses increased as a percentage of net sales and in absolute dollars for the three months ended June 30, 2003 as compared to the same period of 2002.  The primary reason for the increase is due to the promotional support for Finding Nemo, which released during the quarter, and for our original properties — Sphinx and the Cursed Mummy, Splashdown: Rides Gone Wild and Tak and the Power of Juju — which will be released in future quarters.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. decreased as a percentage of total net sales for the three months ended June 30, 2003 compared to the same period of 2002 in direct relation to the decrease in World Wrestling Entertainment related sales as a percentage of our total net sales for the quarter.  The net sales were higher in the same period last year due to the release of WWE Wrestlemania X8 for GameCube.

General and Administrative

General and administrative expenses increased in absolute dollars and as a percentage of net sales to 9.5% compared to 8.4% for the same period of 2002.  This increase in absolute dollars is due to the addition of ValuSoft’s general and administrative expenses, additional expenses required for Wireless operations, higher insurance and higher corporate governance costs.

Interest Income, net

Interest income, net decreased for the three months ended June 30, 2003 compared to the same period of 2002 due to lower interest rates and lower average cash, cash equivalents and short-term investment balances. See - “Liquidity and Capital Resources” below.

Income Taxes

The effective tax rate for the three months ended June 30, 2003 was 37% and the effective tax rate for the three months ended June 30, 2002 was 53%.  This decrease in the effective tax rate is due primarily to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom in June of 2002.  We expect our effective tax rate for our fiscal year ending March 31, 2004 to be approximately 37%.

Liquidity and Capital Resources

Our principal source of cash is sales of our packaged software for video game consoles and personal computers.  Our principal uses of cash are product purchases, payments to licensors, payments to developers and the costs of internal software development.  In order to purchase products from the manufacturers, we typically obtain a line of credit from the manufacturers, open letters of credit in their favor or make prepayments for the product.

Our cash, cash equivalents and short-term investments decreased from $216.0 million at March 31, 2003 to $188.1 million at June 30, 2003.  Cash, cash equivalents and short-term investments were $186.9 million as of August 8, 2003.  Cash used by operating activities for the three months ended June 30, 2003 was $29.6 million compared to $15.0 million during June 30, 2002.

We entered into approximately three new license agreements during the three months ended June 30, 2003 totaling approximately $3.3 million and made milestone payments for licenses in the amount of $16.1 million.

We used approximately $18.8 million to fund external and internal software development of approximately 97 games during the three months ended March 31, 2003 and used approximately $15.9 million to fund external and internal development of approximately 85 games during the three months ended June 30, 2002.

We did not repurchase any of our common stock during the three months ended June 30, 2003 and have $17.2 million available to repurchase our common stock in future periods.

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

Guarantees and Commitments.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2003 is approximately $94.5 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in fiscal 2004 will be $27.4 million.  We also have a commitment for $3.2 million under a sponsorship agreement which will require us to make payments over the next three years.  We also have various operating lease commitments of $17.4 million expiring at various times through 2014.  As of June 30, 2003, we had approximately $2.4 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

Summary of annual minimum contractual obligations and commercial commitments as of June 30, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
2004	$8,999	$34,842	$27,378	$2,840	$2,390	$1,583	$78,032

2005	18,575	12,507	9,329	3,899	—	1,583	45,893
2006	17,425	2,185	3,039	2,857	—	—	25,506
2007	—	—	2,750	1,506	—	—	4,256
2008	—	—	2,750	1,320	—	—	4,070
Thereafter	—	—	2,400	4,987	—	—	7,387
	$44,999	$49,534	$47,646	$17,409	$2,390	$3,166	$165,144

Warrants.  We are committed under various license agreements to issue warrants to purchase a total of approximately 400,000 shares of common stock.  At this time, the warrant terms related to these various agreements are being negotiated.  We will record the fair market value of these warrants when the terms are finalized. The fair market value will be included in licenses in the balance sheets and will be amortized to license amortization and royalties over estimated sales for games not released and a portion may be recognized immediately for games that have been previously released.

Manufacturer Indemnification.  We must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters.

Credit Facilities.  On September 27, 2002, we entered into an Amended and Restated Revolving Credit Agreement (“Credit Facility”).  On May 30, 2003, we amended the Credit Facility (“Amended Credit Facility”).  Under the terms of the Amended Credit Facility, we can maintain outstanding letters of credit up to $25.0 million.  As of June 30, 2003, we were in compliance with all the covenants under the Amended Credit Facility.

The Amended Credit Facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  Amounts outstanding under the Amended Credit Facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at June 30, 2003) or (b) the London Interbank Offered Rate (1.1% at June 30, 2003) plus 1.60%.  As of June 30, 2003, we had outstanding letters of credit of approximately $2.4 million on the Amended Credit Facility.

We believe that our cash, cash equivalents and short-term investments, funds provided by operations and our borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and payments for licenses and software development.  However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the section entitled “Risk Factors” in our transition report on Form 10-K for the transition period ended March 31, 2003.

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

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro which may result in a gain or loss of earnings to us.  We monitor the volatility of the GBP and the Euro (and all other applicable currencies) frequently throughout the year.  While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Item 4.                                   Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.                                   Legal Proceedings

We and certain of our officers and directors were defendants in a class action lawsuit filed in the United States District Court for the Central District of California entitled In re THQ Inc. Securities Litigation, Master File No. CV-00-1783-AHM.  On December 20, 2000, the court dismissed this action with prejudice as to all of the defendants.  On April 23, 2001, the United States District Court for the Central District of California modified its December 20, 2000 order and permitted plaintiffs to file a third amended complaint on that date.  Defendants filed an answer denying all of the material allegations of the third amended complaint and asserting legal and factual defenses.  The third amended complaint alleged that defendants violated Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, including allegations that defendants manipulated our stock price; distributed false and misleading information concerning revenue recognition, forecasts and earnings estimates; selectively disclosed material information; and engaged in insider trading.  The complaint sought an unspecified amount in damages.  As of December 31, 2002, we entered into a settlement agreement with the plaintiffs.  While denying plaintiffs’ allegations, we agreed to pay $10.2 million under the terms of the settlement agreement to resolve all claims by plaintiffs against all defendants.  The District Court granted final approval of the settlement on June 30, 2003.  Our directors’ and officers’ insurance coverage provides for $10.0 million towards the settlement agreement and related legal fees.  However, a dispute has arisen between us and our directors’ and officers’ insurance carrier.  The insurance carrier asserts that it is only obligated to contribute $5.0 million in coverage towards the securities litigation settlement.  Pursuant to the terms of our insurance policy, the matter has been submitted to arbitration under the rules of the American Arbitration Association.  Although we expect to prevail, we cannot predict the likely outcome of this dispute.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.            Changes in Securities and Use of Proceeds

On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  During the three months ended June 30, 2003, we did not repurchase any additional shares of our common stock.  In total, we have repurchased approximately 568,000 shares of our common stock for $7.8 million leaving $17.2 million available for future repurchases.

Item 5.            Other Information

On July 11, 2003 we were informed by the staff of the Securities and Exchange Commission (the “SEC”) that the SEC is conducting a non-public formal investigation entitled “In the Matter of Certain Video Game Manufacturers and Distributors.”  In connection with the investigation, the SEC has requested information from us. The SEC staff has informed us that other companies in the video game industry have received similar requests for information. The investigation appears to be focused on certain accounting practices, with specific emphasis on revenue recognition.  The SEC has advised us that its investigation is non-public and should not be construed as an indication from the SEC or its staff that any violations of the law have occurred, nor should it reflect negatively upon any person, entity or security.  We intend to cooperate fully with the SEC in its investigation.

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

10.1*

PlayStation® and PlayStation® 2 Licensed Publisher Agreement, dated as of May 21, 2003, between Sony Computer Entertainment Korea Inc. and THQ Korea Ltd.  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).

10.2*

Amendment to the Xbox ™ Publisher Licensing Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated as of January 31, 2003, between Microsoft Licensing, Inc. and the Company.  (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act.)

10.3

Second Amendment to the Amended and Restated Revolving Credit Agreement and Third Amendment to the Security Agreement, dated May 30, 2003, by and between the Company and Union Bank of California, N.A., as sole lender, and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.35 to the Registrant’s Transition Report on Form 10-KT for the transition period ended March 31, 2003).

31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fred A. Gysi, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Title

32.2*	Certification of Fred A. Gysi, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K dated May 7, 2003, reporting under Items 7 and 9 our press release announcing earnings for the quarter (and the transition period relating to our change of fiscal year end) ended March 31, 2003, and reiterating our fiscal year 2004 guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2003	THQ INC.

		By:	/s/ Brian J. Farrell
Brian J. Farrell
Director, Chairman of the Board,
President and Chief
Executive Officer (Principal Executive Officer)

THQ INC.

		By:	/s/ Fred Gysi
Fred Gysi
Senior Vice President, Finance
and Administration, Chief Financial
Officer and Secretary
(Principal Financial Officer
and Principal Accounting Officer)