Form 10-Q
period 2003-09-30
THQ INC
filed 2003-11-13
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2003, there were 38,203,909 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,588	$199,860
Short-term investments	4,800	16,151
Cash, cash equivalents and short-term investments	154,388	216,011
Accounts receivable net of allowances of $44,324 and $31,517, respectively	86,866	35,976
Inventory	22,442	24,339
Licenses	19,026	15,330
Software development	56,342	54,824
Income taxes receivable	3,849	1,116
Prepaid expenses and other current assets	24,262	11,316
Total current assets	367,175	358,912
Property and equipment, net	17,087	16,408
Licenses, net of current portion	16,579	20,053
Software development, net of current portion	1,528	2,640
Deferred income taxes	8,126	8,346
Goodwill, net	60,909	58,609
Other long-term assets, net	8,909	7,981
TOTAL ASSETS	$480,313	$472,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,619	$21,001
Accrued expenses	20,479	20,090
Accrued payment to venture partner	2,259	676
Accrued royalties	22,336	22,893
Deferred income taxes	7,133	7,353
Total current liabilities	76,826	72,013
Accrued royalties, net of current portion	4,800	4,523
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01, 1,000,000 shares authorized	—	—
Common stock, par value $.01, 75,000,000 shares authorized; 38,157,824 and 38,007,879 shares issued and outstanding as of September 30, 2003 and March 31, 2003, respectively	382	380
Additional paid-in capital	304,791	305,328
Accumulated other comprehensive income	4,273	1,496
Retained earnings	89,241	89,209
Total stockholders’ equity	398,687	396,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$480,313	$472,949

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Net sales	$126,517	$97,335	$224,612	$183,096
Costs and expenses:
Cost of sales	44,988	37,006	83,241	69,502
License amortization and royalties	15,551	8,015	24,803	15,114
Software development amortization	23,026	12,982	42,270	24,570
Product development	9,393	8,876	18,160	17,044
Selling and marketing	20,495	13,838	39,623	25,259
Payment to venture partner	2,095	1,044	2,560	2,544
General and administrative	9,681	9,391	19,045	16,585
Total costs and expenses	125,229	91,152	229,702	170,618
Income (loss) from operations	1,288	6,183	(5,090)	12,478
Interest income, net	409	1,257	1,141	2,836
Other income (expenses)	4,004	—	4,000	(3,006)
Income before income taxes	5,701	7,440	51	12,308
Income taxes	2,109	2,636	19	5,214
Net income	$3,592	$4,804	$32	$7,094
Net income per share — basic	$.09	$.12	$.00	$.18
Net income per share — diluted	$.09	$.12	$.00	$.17

Shares used in per share calculation — basic	38,353	39,633	38,258	39,513
Shares used in per share calculation — diluted	39,159	41,464	39,060	41,751

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$32	$7,094
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,712	3,303
Amortization of licenses and software development	54,354	27,176
Provision for price protection, returns and doubtful accounts	40,838	30,861
Loss on disposal of property and equipment	101	126
Loss on sale of short-term investments	4	—
Stock compensation	—	84
Tax benefit related to the exercise of employee stock options	1,694	939
Deferred income taxes	21	30
Write-off of Network Interactive Sports Ltd.	—	3,006
Changes in operating assets and liabilities:
Accounts receivable	(90,904)	(39,637)
Inventory	2,535	(9,870)
Licenses	(15,763)	(12,851)
Software development	(38,260)	(35,443)
Prepaid expenses and other current assets	(12,532)	(2,665)
Accounts payable	2,940	6,769
Accrued expenses and accrued payment to venture partner	1,555	(3,422)
Accrued royalties	(312)	(2,164)
Income taxes receivable	(2,727)	4,018
Net cash used in operating activities	(52,712)	(22,646)

Cash flows from investing activities:
Proceeds from sale of property and equipment	7	—
Proceeds from sales and maturities of short-term investments	30,843	45,914
Purchase of short-term investments	(19,496)	(130,740)
(Increase) decrease in other long-term assets	43	(7)
Acquisition of ValuSoft, net of cash acquired	(2,300)	(9,373)
Acquisition of property and equipment	(4,041)	(5,072)
Net cash provided by (used in) investing activities	5,056	(99,278)

Cash flows from financing activities:
Stock repurchase	(7,993)	(1,921)
Proceeds from issuance of common stock	—	(47)
Proceeds from exercise of options and warrants	4,807	1,984
Net cash provided by (used in) financing activities	(3,186)	16

Effect of exchange rate changes on cash	570	578
Net decrease in cash and cash equivalents	(50,272)	(121,330)
Cash and cash equivalents — beginning of period	199,860	187,499
Cash and cash equivalents — end of period	$149,588	$66,169

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,589	$1,182

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  Examples include price protection, returns and doubtful accounts.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our transition report on Form 10-K for the transition period from January 1, 2003 through March 31, 2003.  Certain reclassifications have been made for consistent presentation.

2.  Employee Stock Based Compensation

We account for our employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income -as reported	$3,592	$4,804	$32	$7,094
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	25	—	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,856)	(5,540)	(7,943)	(11,079)

Net loss-pro forma	$(264)	$(711)	$(7,911)	$(3,933)

Earnings per share:
Basic-as reported	$0.09	$0.12	$0.00	$0.18
Basic-pro forma	$(0.01)	$(0.02)	$(0.21)	$(0.10)

Diluted-as reported	$0.09	$0.12	$0.00	$0.17
Diluted-pro forma	$(0.01)	$(0.02)	$(0.21)	$(0.10)

The estimated fair value of options granted under the stock option plans during the three and six months ended September 30, 2003 and 2002, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002

Dividend yield	0%	0%	0%	0%
Anticipated volatility	72%	70%	72%	70%
Weighted average risk-free interest rate	2.76%	3.28%	2.47%	3.92%
Expected lives	4 years	4 years	4 years	4 years

Stock Option Exchange Program

Upon recommendation of our Board of Directors, our stockholders approved the proposed Stock Option Exchange Program for eligible option holders at our annual meeting in August.  Through participation in the Stock Option Exchange Program, eligible option holders will have the opportunity to exchange eligible options to purchase shares of our common stock for replacement options to purchase a lesser number of shares of common stock at a new exercise price per share.  Options that are eligible for exchange in the Program are options granted under either our 1997 Stock Option Plan or our Nonexecutive Employee Stock Option Plan that have an exercise price equal to or greater than $27.00 per share.  The opportunity to elect to exchange eligible options is scheduled to expire twenty business days after the commencement of the Stock Option Exchange Program.  Our executive officers and members of our board of directors are not eligible to participate in this Program.

The following table shows the specific number of shares that a current stock option may purchase, by exercise price, that a participant in the Program would have to surrender to receive a replacement option to purchase one share of common stock:

Exercise Price	Exchange Ratio
Per Share	(Surrendered to New)
$27.00 to $33.00	1.5-for-1
$33.01 and above	1.75-for-1

We plan to grant the new options on or about the first business day that is at least six months and one day following the date of cancellation of the options accepted for exchange.  The replacement options will have an exercise price per share equal to the closing price of a share of our common stock on the Nasdaq Stock Market on the grant date of such replacement options.  We currently expect to grant the replacement options in June 2004.

Options to purchase 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, are held by employees eligible to participate in the Stock Option Exchange Program.

We expect that there will be no compensation charges as a result of the Stock Option Exchange Program, complying with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.  The terms and conditions of the Stock Option Exchange Program will be contained in a Tender Offer Statement on Schedule TO that we will file with the Securities and Exchange Commission upon commencement of the Stock Option Exchange Program.

3.  Cash, Cash Equivalents and Short-Term Investments

(In thousands)	September 30, 2003	March 31, 2003
Cash and cash equivalents	$149,588	$199,860

Short-term investments
Available for sale	—	12,143
Held to maturity	4,800	4,008
Short-term investments	4,800	16,151

Cash, cash equivalents and short-term investments	$154,388	$216,011

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) for investments classified as available-for-sale are recorded as a separate component of accumulated other comprehensive income (loss).  For the three months and six months ended September 30, 2003, there were no unrealized gains or (losses) on available-for-sale investments, except Yuke’s Co., Ltd. (“Yuke’s) which is included in other long-term assets (See Note 11).

4.  Allowances for price protection, returns and doubtful accounts

We derive revenue from sales of packaged software for video game systems and personal computers, sales of software and services for wireless devices and from licensing software.  Packaged software revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products.  We may decide to provide price protection or allow returns for our video game system and personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.  We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts for potential credit losses.

5.  Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  As of September 30, 2003, the net carrying value of our licenses was $35.6 million.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  As of September 30, 2003, the net carrying value of our software development was $57.9 million.

7.  Business Combination

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (now referred to as “ValuSoft”), a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.  For the period ended June 30, 2003, ValuSoft reached its pretax target and we have paid $2.3 million in cash and adjusted goodwill accordingly.

The acquisition has been accounted for using the purchase method under SFAS No. 141, “Business Combinations”. The purchase price includes the cash paid, the fair value of our common stock issued, transaction costs and an adjustment for ValuSoft’s accounts receivable and net book value at July 1, 2002.  The total amount of goodwill is expected to be deductible for income tax purposes.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Tangible assets acquired	$2,837
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	14,342
Purchase Price	$16,839

8.  Goodwill

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we no longer amortize goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2003, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.

The changes in the carrying amount of goodwill for the six months ended September 30, 2003, are as follows (in thousands):

Balance at March 31, 2003	$58,609
Additional consideration paid to ValuSoft	2,300
Balance at September 30, 2003	$60,909

9.  Long-Lived Assets

We evaluate long-lived assets, including but not limited to licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Potential impairment of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

10.  Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

Intangible Assets
(In thousands)

		September 30, 2003			March 31, 2003
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized intangible assets:
Licenses	Varies	$104,290	$(68,685)	$35,605	$100,065	$(64,682)	$35,383

Software development	Varies	157,171	(99,301)	57,870	171,335	(113,871)	57,464

Trade secrets	5 years	1,800	(630)	1,170	1,800	(450)	1,350

Non-compete /Employment contracts	6.5 years	706	(190)	516	706	(136)	570
Subtotal		2,506	(820)	1,686	2,506	(586)	1,920
Total amortized intangible assets		263,967	(168,806)	95,161	273,906	(179,139)	94,767
Unamortized intangible assets:
Trade name	indefinite	1,025	N/A	1,025	1,025	N/A	1,025

Total		$264,992	$(168,806)	$96,186	$274,931	$(179,139)	$95,792

The useful lives of licenses and software development are based on units of product sold and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and forecasts of units to be sold.  For the three months and six months ended September 30, 2003, our aggregate amortization expense related to intangible assets was $29.1 million and $54.4 million, respectively.

Estimated Amortization Expense

(In thousands):

Fiscal Years Ended March 31,
Remainder of 2004	$74,419
2005	10,954
2006	6,392
2007	1,386
2008	954
Thereafter	1,056
95,161

11.  Other Long-Term Assets

In addition to other intangible assets (see Note 10), other long-term assets also includes the following:

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s, which was privately held.  In December 2001, Yuke’s had an initial public offering of its common stock that is traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  For the six months ended September 30, 2003, the unrealized holding gain was $968,000 which brings the carrying value of the investment to $4.1 million at September 30, 2003.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the accompanying balance sheets.  Under separate development agreements, Yuke’s will create exclusively for us certain wrestling games for the PlayStation 2 and GameCube.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  On January 24, 2003, the loan was converted to an equity investment in Minick.  We now own approximately 25% of the outstanding common stock of Minick.  This investment is accounted for under the equity method.  Equity in net income for the period ended September 30, 2003 is not material.  Minick develops and operates interactive software applications for wireless devices.  We will work with Minick to provide licensed wireless gaming through their software applications.

12.  Credit Facility

We have a credit facility that allows us to maintain outstanding letters of credit up to $25.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of September 30, 2003, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at September 30, 2003) or (b) the London Interbank Offered Rate (1.1% at September 30, 2003) plus 1.60%.  As of September 30, 2003, we had outstanding letters of credit of approximately $9.6 million.

13.  Commitments and Contingencies

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2003 is approximately $106.9 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2004 will be $10.9 million.  We also have a commitment for $3.2 million under a sponsorship agreement which will require us to make payments over the next three years.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.

Summary of annual minimum contractual obligations and commercial commitments as of September 30, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2004	$6,813	$33,351	$10,872	$2,775	$9,600	$1,583	$64,994
2005	18,525	29,469	19,715	4,167	—	1,583	73,459
2006	17,425	976	12,650	2,943	—	—	33,994
2007	300	—	4,240	1,576	—	—	6,116
2008	—	—	3,000	1,379	—	—	4,379
Thereafter	—	—	2,400	5,137	—	—	7,537
	$43,063	$63,796	$52,877	$17,977	$9,600	$3,166	$190,479

Warrants.  We are committed under a license agreement to issue a warrant to purchase a total of approximately 250,000 shares of common stock.  At this time, the warrant terms related to this agreement are being negotiated.  We will record the estimated fair value of this warrant when the terms are finalized. The estimated fair value will be included in licenses in the balance sheet and will be amortized to license amortization and royalties over estimated sales for games not released and a portion may be recognized immediately for games that have been previously released.

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

Related to a previous securities litigation settlement, a dispute arose between us and our directors’ and officers’ insurance carrier.  The insurance carrier asserted that it was only obligated to contribute $5.0 million in coverage towards the securities litigation settlement rather than the $10.0 million in insurance coverage we purchased.  Pursuant to the terms of our insurance policy, the matter was submitted to arbitration under the rules of the American Arbitration Association.  On October 13, 2003, we settled the dispute over the $5.0 million balance and as a result will receive a payment of $4.0 million from the insurance carrier.  Accordingly, the insurance carrier paid a total of $9.0 million.  The $4.0 million settlement was recognized as other income at September 30, 2003 and the receivable is included in prepaid and other current assets.

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

14.  Capital Stock Transactions

On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  During the three months ended September 30, 2003, we repurchased 512,000 additional shares of our common stock.  In total, we have repurchased approximately 1,080,000 shares of our common stock for $15.8 million leaving $9.2 million available for future repurchases.

On August 12, 2003, a proposal to amend our 1997 Stock Option Plan to increase the authorized number of shares of common stock available for issuance under such plan from 10,537,500 to 14,537,500 was approved by the shareholders.

In connection with a licensing agreement, in September 2003, we issued a warrant to purchase 100,000 shares of common stock at $15.68 per share having an estimated fair value of $1.0 million.  The estimated fair value was determined using the Black Scholes option pricing model with the following assumptions: an anticipated volatility of 71%, a weighted average risk-free interest rate of 3.40%, and a term of 5 years.  The fair value of the warrant is included in licenses in the accompanying balance sheet.  The warrant expires December 31, 2009.

15.  Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the years presented:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income used to compute basic and diluted earnings per share	$3,592	$4,804	$32	$7,094
Weighted average number of shares outstanding — basic	38,353	39,633	38,258	39,513
Dilutive effect of stock options and warrants	806	1,831	802	2,238
Number of shares used to compute earnings per share — diluted	39,159	41,464	39,060	41,751

Stock options to purchase 4,069,000 and 4,318,000 shares of common stock in the three and six months ended September 30, 2003, respectively, and 3,482,000 and 1,883,000 shares of common stock in the three and six months ended September 30, 2002, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

16.  Comprehensive Income (Loss)

The table below presents the components of our comprehensive income (loss) for the three and six months ended September 30, 2003 and 2002, respectively:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Net income	$3,592	$4,804	$32	$7,094
Other comprehensive income (loss)
Foreign currency translation adjustment	(229)	26	1,810	3,057
Unrealized gain (loss) on investments	507	(189)	967	(99)
Other comprehensive income (loss)	278	(163)	2,777	2,958
Comprehensive income	$3,870	$4,641	$2,809	$10,052

17.  Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively.  The adoption of this standard did not have a material effect on the consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”.  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.  Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this standard did not have a material effect on the consolidated financial position or results of operations.

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

We also develop software based on brands created by our seven internal development studios and by external developers under contract with us.  Our original brands include Tak and the Power of Juju™ (co-created with Nickelodeon), Sphinx and the Cursed Mummy™, Splashdown®:Rides Gone Wild™, Red Faction®, and MX.

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

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a developer to create a game based on original content.  These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties.  See — Critical Accounting Policies “Licenses” and “Software Development.”  We also develop games internally through our development studios

(1)          Microsoft, Nintendo and Sony are referred to herein collectively as the “hardware manufacturers” or the “manufacturers.”  Nintendo®, Game Boy®, Game Boy® Color, Game Boy® Advance, GameCube™ and Nintendo® 64 are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft Xbox™ is a trademark of Microsoft Corporation (“Microsoft”).

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

Recent Developments

Stock Option Exchange Program

On August 12, 2003, a proposal to amend the 1997 Stock Option Plan and the Non-executive Employee Stock Option Plan to authorize an Option Exchange Program was approved by the shareholders.  As of September 30, 2003, no offer has been made to any employee pursuant to this option exchange program.  See – “Part II, Item 5. Other Information.”

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

(3)                                  The PlayStation 2 Licensed Publisher Agreement provides for an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.  To date, this agreement has not been terminated.

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

Allowances for price protection, returns and doubtful accounts.  We derive revenue from sales of packaged software for video game systems and personal computers, sales of software and services for wireless devices and from licensing software.  Packaged software revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products.  We may decide to provide price protection or allow returns for our video game system and personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

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

For the six months ended September 30, 2003 and 2002, we recorded allowances for future price protection, returns and doubtful accounts of approximately $40.8 million and $30.9 million, respectively.  The increase in allowances for future price protection, returns and allowances for doubtful accounts is related to the increase in sales during the six months ended September 30, 2003 as compared to the same period last year and our estimate of future price protection and returns based on the factors discussed above.  As of September 30, 2003 and 2002, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $44.3 million and $31.5 million, respectively.

Licenses.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See — “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of September 30, 2003, the net carrying value of our licenses was $35.6 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of September 30, 2003, the net carrying value of our software development was $57.9 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Long-Lived Assets.  We evaluate long-lived assets, including but not limited to licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider in deciding when to perform an impairment review include significant under-performance of a product or platform in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.  Potential impairment of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” (which is a market value guarantee) to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of this standard did not have a material effect on the consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”.  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.  Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this standard did not have a material effect on the consolidated financial position or results of operations.

Results of Operations

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months and six months ended September 30, 2003 and 2002:

Platform Revenue Mix	Three Months Ended September 30,		Six Months September 30,
	2003	2002	2003	2002
Sony PlayStation 2	26.4%	23.4%	27.7%	25.3%
Nintendo Game Boy Advance	29.0	24.8	25.9	25.8
Microsoft Xbox	17.0	4.9	18.2	6.9
PC CD-ROM	12.8	12.7	14.0	10.3
Nintendo GameCube	10.4	17.0	9.0	17.8
Sony PlayStation	2.7	10.2	3.1	9.4
Wireless	1.4	0.7	1.3	0.6
Nintendo Game Boy Color	0.0	7.5	0.6	4.7
Other	0.3	(1.2)	0.2	(0.8)
	100.0%	100.0%	100.0%	100.0%

The following table sets forth our net sales by platform for the three months ended September 30, 2003 and 2002:

Net Sales for the Three Months Ended (In thousands)	September 30, 2003	September 30, 2002	Increase/ (Decrease)	% Change
Sony PlayStation 2	$33,426	$22,728	$10,698	47.1%
Nintendo Game Boy Advance	36,613	24,160	12,453	51.5%
Microsoft Xbox	21,450	4,777	16,673	349.0%
PC CD-ROM	16,151	12,397	3,754	30.3%
Nintendo GameCube	13,215	16,533	(3,318)	(20.1)%
Sony PlayStation	3,354	9,885	(6,531)	(66.1)%
Wireless	1,798	693	1,105	159.5%
Nintendo Game Boy Color	69	7,340	(7,271)	(99.1)%
Other	441	(1,178)	1,619	137.4%
Net Sales	$126,517	$97,335	$29,182	30.0%

The following table sets forth our net sales by platform for the six months ended September 30, 2003 and 2002:

Net Sales for the Six Months Ended (In thousands)	September 30, 2003	September 30, 2002	Increase/ (Decrease)	% Change
Sony PlayStation 2	$62,123	$46,278	$15,845	34.2%
Nintendo Game Boy Advance	58,281	47,323	10,958	23.2%
Microsoft Xbox	40,788	12,575	28,213	224.4%
PC CD-ROM	31,437	18,799	12,638	67.2%
Nintendo GameCube	20,117	32,522	(12,405)	(38.1)%
Sony PlayStation	7,026	17,218	(10,192)	(59.2)%
Wireless	2,982	1,110	1,872	168.6%
Nintendo Game Boy Color	1,450	8,641	(7,191)	(83.2)%
Other	408	(1,370)	1,778	129.8%
Net Sales	$224,612	$183,096	$41,516	22.7%

Sony PlayStation 2 Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$33,426	26.4%	$22,728	23.4%	47.1%
Six Months Ended	$62,123	27.7%	$46,278	25.3%	34.2%

Net sales increased for the three and six months ended September 30, 2003 primarily due to strong current year sales of Finding Nemo which launched in the US in the first quarter of the year and began to launch internationally during the current quarter.  The increase in the three and six months ended September 30, 2003 was also due to the higher installed base of the PlayStation 2 hardware compared to the same periods last year.  Major releases during the quarter included Splashdown: Rides Gone Wild in the US and Warhammer 40,000: Fire Warrior in our international territories.

We expect net sales from PlayStation 2 products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.

Nintendo Game Boy Advance Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$36,613	29.0%	$24,160	24.8%	51.5%
Six Months Ended	$58,281	25.9%	$47,323	25.8%	23.2%

Net sales increased for the three and six months ended September 30, 2003 primarily due to strong current year sales of Finding Nemo which launched in the US in the first quarter of the year and began to launch internationally during the current quarter.  The increase in the three and six months ended September 30, 2003 was also due to the higher installed base of the Game Boy Advance hardware compared to the same periods last year.  The increase in hardware is due in part to Nintendo’s launch of the Game Boy Advance SP, which is a front-lit screen version of their Game Boy Advance platform, in March 2003.  In total we released nine titles during the current quarter compared to five titles in the same period last year.  Year to date we have released 20 Game Boy Advance titles compared to 12 in the same period last year.

We expect net sales from Game Boy Advance products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.

Microsoft Xbox Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$21,450	17.0%	$4,777	4.9%	349.0%
Six Months Ended	$40,788	18.2%	$12,575	6.9%	224.4%

Net sales increased for the three and six months ended September 30, 2003 primarily due to the release of WWE Raw 2 during the current quarter.  The increase in the three and six months ended September 30, 2003 was also due to the higher installed base of the Xbox hardware compared to the same periods last year.  In total we released three titles during the current quarter compared to just one title in the same period last year.  Year to date we have released ten Xbox titles compared to three in the same period last year.

We expect net sales from Xbox products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.

PC CD-ROM Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$16,151	12.8%	$12,397	12.7%	30.3%
Six Months Ended	$31,437	14.0%	$18,799	10.3%	67.2%

Net sales increased for the three and six months ended September 30, 2003 primarily due to strong current year sales of two SKUs of Finding Nemo which launched in the US in the first quarter of the year and began to launch internationally during the current quarter.  In total we released 16 PC CD-ROM titles published from our ValuSoft division and four other PC CD-ROM titles during the quarter compared to 25 titles published by our ValuSoft division and eight other titles in the same period last year.  Year to date we have released 32 PC CD-ROM titles published from our ValuSoft division and ten other PC CD-ROM titles compared to 25 PC CD-ROM titles published from our ValuSoft division and 11 other PC CD-ROM titles in the same period last year.

Nintendo GameCube Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$13,215	10.4%	$16,533	17.0%	-20.1%
Six Months Ended	$20,117	9.0%	$32,522	17.8%	-38.1%

We released three GameCube titles including WWE Wrestlemania XIX, during the three months ended September 30, 2003 compared to three titles in the same period last year.  Year to date we have released five GameCube titles compared to six in the same period last year.  The decrease in net sales for the three and six months ended September 30, 2003 is due to the release of WWE Wrestlemania XIX later in the current fiscal year (September) compared to WWE Wrestlemania X8 which launched in June of the prior fiscal year resulting in three additional months of sales for the prior year title.  The prior year’s net sales are also higher due to the strength of children’s titles launched in the previous year including Disney/Pixar’s Monsters, Inc. Scream Arena and Scooby-Doo Night of 100 Frights.

In October 2003, Nintendo announced a price cut for GameCube hardware.  We anticipate this hardware price cut will stimulate sales of the hardware and software for the platform.  Although net sales have declined for the three and six months ended September 30, 2003 as compared to the same periods last year, we expect net sales from GameCube products to increase during the quarter ended December 31, 2003 and for our growth rate on this platform to be relatively flat for the full fiscal year 2004.

Sony PlayStation Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$3,354	2.7%	$9,885	10.2%	-66.1%
Six Months Ended	$7,026	3.1%	$17,218	9.4%	-59.2%

The expected decrease in PlayStation net sales for the three and six months ended September 30, 2003 compared to the same periods last year was attributable to the transition to newer generation console systems.  Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of PlayStation titles to continue to decline in the future.

Nintendo Game Boy Color Net Sales

(in thousands)	September 30, 2003	% of net sales	September 30, 2002	% of net sales	% change
Three Months Ended	$69	0.0%	$7,340	7.5%	-99.1%
Six Months Ended	$1,450	0.6%	$8,641	4.7%	-83.2%

The expected decrease in Game Boy Color net sales for the three and six months ended September 30, 2003 compared to the same periods last year was attributable to the transition to newer generation handheld systems.  Although our Game Boy Color products are playable on the Game Boy Advance hardware, we expect sales of Game Boy Color titles to continue to decline in the future.

Sales by Territory

The following table sets forth, for the three months ended September 30, 2003 and 2002, our sales for the North America and international territories:

Net Sales for the Three Months Ended (In thousands)	September 30, 2003	September 30, 2002	Increase/ (Decrease)	% Change
North America	$97,131	$74,356	$22,775	30.6%
International	29,386	22,979	6,407	27.9%
Net Sales	$126,517	$97,335	$29,182	30.0%

The following table sets forth, for the six months ended September 30, 2003 and 2002, our sales for the North America and international territories:

Net Sales for the Six Months Ended (In thousands)	September 30, 2003	September 30, 2002	Increase/ (Decrease)	% Change
North America	$166,528	$142,797	$23,731	16.6%
International	58,084	40,299	17,785	44.1%
Net Sales	$224,612	$183,096	$41,516	22.7%

North America Net Sales

The increase in North American net sales for the three months ended September 30, 2003 as compared to the same period of 2002 was due to:

•                  the release of WWE Raw 2 for Xbox and WWE Wrestlemania XIX for GameCube;

•                  the increased amount of titles released for Game Boy Advance and the strength of our previous titles released on this platform, in particular Finding Nemo and Sonic Advance 2;

•                  the release of Splashdown: Rides Gone Wild for PlayStation 2; and

•                  the continued success of Finding Nemo on all platforms

offset by the expected decline in net sales for the PlayStation and Game Boy Color platforms.

The increase in North American net sales for the six months ended September 30, 2003 as compared to the same period of 2002 was due to:

•                  the success of Finding Nemo on all platforms

•                  the release of WWE Raw 2 for Xbox and eight other titles released on Xbox in the current year compared to two titles released during the same period last year; and

•                  the higher installed base of the Game Boy Advance hardware compared to the same periods last year is due in part to Nintendo’s launch of the Game Boy Advance SP, which is a front-lit screen version of their Game Boy Advance platform, in March 2003 offset by:

•                  the expected decline in net sales for the PlayStation and Game Boy Color platforms; and

•                  the later release of WWE Wrestlemania XIX for GameCube in the current year as compared to WWE Wrestlemania X8 for GameCube in the previous year.

International Net Sales

The increase in net sales in the international territories for the three months ended September 30, 2003 as compared to the same period of 2002 was primarily due to:

•                  the release of Finding Nemo on all platforms in two of our international territories;

•                  the release of Warhammer 40,000: Fire Warrior on PlayStation 2 and PC CD-ROM; and

•                  the release of Yager on PC CD-ROM

offset by the later release of WWE Wrestlemania XIX for GameCube in the current year as compared to WWE Wrestlemania X8 for GameCube in the previous year.

The increase in net sales in the international territories for the six months ended September 30, 2003 as compared to the same period of 2002 was primarily due to:

•                  the release of two titles focused on our international territories — Moto GP 2 for Xbox and PC CD-ROM and Yager for Xbox and PC CD-ROM;

•                  the release of Finding Nemo on all platforms in two of our international territories; and

•                  the release of Warhammer 40,000: Fire Warrior on PlayStation 2 and PC CD-ROM

offset by the later release of WWE Wrestlemania XIX for GameCube in the current year as compared to WWE Wrestlemania X8 for GameCube in the previous year.

Costs and Expenses, Interest Income – net, and Income Taxes

Information about our costs and expenses, interest income – net, and income taxes for the three months and six months ended September 30, 2003 and 2002 is presented below:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Six months Ended September 30,
	2003	2002	2003	2002
Costs and expenses:
Cost of sales	35.6%	38.0%	37.1%	38.0%
License amortization and royalties	12.3	8.2	11.1	8.2
Software development amortization	18.2	13.4	18.8	13.4
Product development	7.4	9.1	8.1	9.3
Selling and marketing	16.2	14.2	17.6	13.8
Payment to venture partner	1.7	1.1	1.1	1.4
General and administrative	7.6	9.7	8.5	9.1
Total costs and expenses	99.0	93.7	102.3	93.2
Income (loss) from operations	1.0	6.3	(2.3)	6.8
Interest income, net	0.3	1.3	0.5	1.5
Other income (expenses)	3.2	—	1.8	(1.6)
Income before income taxes	4.5	7.6	0.0	6.7
Income taxes	1.7	2.7	0.0	2.8
Net income	2.8%	4.9%	0.0%	3.9%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the three and six months ended September 30, 2003 as compared to the same periods of 2002 as a result of an overall increase in the weighted average selling price due to the release of more premium titles, in particular WWE Raw 2 for Xbox and WWE Wrestlemania XIX for GameCube and due to higher margins on Game Boy Advance products due to increased sales volume.  Cost of sales during the three and six months ended September 30, 2003 included a volume rebate of $2.9 million from a manufacturer of certain of our products for purchases during the period beginning January 1, 2003 and ending September 30, 2003.

License Amortization and Royalties

License amortization and royalties increased as a percentage of net sales for the three and six months ended September 30, 2003 as compared to the same periods of 2002 primarily because our new releases, including WWE Raw 2 for Xbox, WWE Wrestlemania XIX for GameCube and Finding Nemo on all platforms, have higher overall royalty rates than the titles that were released in the same period of 2002.

Software Development Amortization

Software development amortization increased as a percentage of net sales for the three and six months ended September 30, 2003 as compared to the same periods of 2002 primarily due to higher amortization rates for titles released during the current year compared to the same period in 2002.  The higher amortization rates are partially due to lower sales volume and/or higher development costs for certain titles, including Alter Echo™ and Evil Dead: A Fistful of Boomstick.

Product Development

Product development expenses decreased slightly as a percentage of net sales and increased by $517,000 and $1,116,000 in absolute dollars for the three and six months ended September 30, 2003, respectively, as compared to the same periods of 2002.  This increase in absolute dollars for the three months ended September 30, 2003 is primarily due to the shutdown of our Outrage® Games development studio.  The increase in absolute dollars for the six months ended September 30, 2003 is due to the increased headcount and the costs associated with a staff reduction at our PCP&L development studio.

Selling and Marketing

Selling and marketing expenses increased as a percentage of net sales and in absolute dollars for the three and six months ended September 30, 2003 as compared to the same period of 2002.  The reasons for the increase is due to the promotional support for Finding Nemo, two WWE titles and Splashdown: Rides Gone Wild which have been released, and to support the future launch of three original properties — Sphinx and the Cursed Mummy™, Tak and the Power of Juju and Full Spectrum Warrior™.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. increased as a percentage of total net sales for the three and six months ended September 30, 2003 compared to the same period of 2002 in direct relation to the increase in World Wrestling Entertainment related sales as a percentage of our total net sales for the quarter.  We released WWE Raw 2 for Xbox and WWE Wrestlemania XIX for GameCube during the current quarter.  We released WWE Raw for Xbox in the quarter ended March 31, 2002 and released WWE Wrestlemania X8 for GameCube in the quarter ended June 30, 2002.

General and Administrative

General and administrative expenses increased slightly in absolute dollars for the three months ended September 30, 2003 as compared to the same period of 2002.  General and administrative expenses increased in absolute dollars for the six months ended September 30, 2003 as compared to the same period of 2002 due to the addition of ValuSoft’s general and administrative expenses, additional expenses required for Wireless operations, higher insurance and higher corporate governance costs.

Interest Income, net

Interest income, net decreased for the three and six months ended September 30, 2003 as compared to the same periods of 2002 due to lower interest rates and lower average cash, cash equivalents and short-term investment balances. See - “Liquidity and Capital Resources” below.

Other Income (Expenses)

Other income for the three and six months ended September 30, 2003 consists of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.  See — “Part II, Item 1. Legal Proceedings.”  Other expenses for the six months ended September 30, 2002 represents the $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Income Taxes

The effective tax rate for the six months ended September 30, 2003 was 37% and the effective tax rate for the six months ended September 30, 2002 was 42.4%.  This decrease in the effective tax rate is due primarily to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom in September of 2002.  We expect our effective tax rate for our fiscal year ending March 31, 2004 to be approximately 37%.

Liquidity and Capital Resources

Our principal source of cash is sales of our packaged software for video game consoles and personal computers.  Our principal uses of cash are product purchases, payments to licensors, payments to developers, the costs of internal software development and selling and marketing expenses.  In order to purchase products from the manufacturers, we typically obtain a line of credit from the manufacturers, open letters of credit in their favor or make prepayments for the product.

Our cash, cash equivalents and short-term investments decreased from $216.0 million at March 31, 2003 to $154.4 million at September 30, 2003.  Cash, cash equivalents and short-term investments were $166.0 million as of November 7, 2003.  Cash used by operating activities for the six months ended September 30, 2003 was $52.7 million compared to $22.6 million during the six months ended September 30, 2002.

We entered into approximately eight new license agreements during the six months ended September 30, 2003 totaling approximately $8.0 million and made milestone payments for licenses in the amount of $18.7 million.

We used approximately $38.3 million to fund external and internal software development of approximately 131 games during the six months ended September 30, 2003 and used approximately $35.4 million to fund external and internal development of approximately 127 games during the six months ended September 30, 2002.

During the three months ended September 30, 2003, we repurchased 512,000 additional shares of our common stock.  In total, under the more recent authorization, we have repurchased approximately 1,080,000 shares of our common stock for $15.8 million leaving $9.2 million available for future repurchases.

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

Guarantees and Commitments.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of September 30, 2003 is approximately $106.9 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2004 will be $10.9 million.  We also have a commitment for $3.2 million under a sponsorship agreement which will require us to make payments over the next three years.  We also have various operating lease commitments of $18.0 million expiring at various times through 2014.  As of September 30, 2003, we had approximately $9.6 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

Summary of annual minimum contractual obligations and commercial commitments as of September 30, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2004	$6,813	$33,351	$10,872	$2,775	$9,600	$1,583	$64,994
2005	18,525	29,469	19,715	4,167	—	1,583	73,459
2006	17,425	976	12,650	2,943	—	—	33,994
2007	300	—	4,240	1,576	—	—	6,116
2008	—	—	3,000	1,379	—	—	4,379
Thereafter	—	—	2,400	5,137	—	—	7,537
	$43,063	$63,796	$52,877	$17,977	$9,600	$3,166	$190,479

Warrants.  We are committed under a license agreement to issue a warrant to purchase a total of approximately 250,000 shares of common stock.  At this time, the warrant terms related to this agreement are being negotiated.  We will record the estimated fair value of this warrant when the terms are finalized. The estimated fair value will be included in licenses in the balance sheets and will be amortized to license amortization and royalties over estimated sales for games not released and a portion may be recognized immediately for games that have been previously released.

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

Credit Facility.  We have a credit facility that allows us to maintain outstanding letters of credit up to $25.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of September 30, 2003, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at September 30, 2003) or (b) the London Interbank Offered Rate (1.1% at September 30, 2003) plus 1.60%.  As of September 30, 2003, we had outstanding letters of credit of approximately $9.6 million.

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

Part II – Other Information

Item 1.                                   Legal Proceedings

Related to a previous securities litigation settlement a dispute arose between us and our directors’ and officers’ insurance carrier.  The insurance carrier asserted that it was only obligated to contribute $5.0 million in coverage towards the securities litigation settlement rather than the $10.0 million in insurance coverage we purchased.  Pursuant to the terms of our insurance policy, the matter was submitted to arbitration under the rules of the American Arbitration Association.  On October 13, 2003, we settled the dispute over the $5.0 million balance and as a result will receive a payment of $4.0 million from the insurance carrier.  Accordingly, the insurance carrier paid a total of $9.0 million.  The $4.0 million was recognized as other income during the three months ended September 30, 2003.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.                                   Changes in Securities and Use of Proceeds

On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  During the three months ended September 30, 2003, we repurchased 512,198 additional shares of our common stock.  In total, we have repurchased approximately 1,080,000 shares of our common stock for $15.8 million leaving $9.2 million available for future repurchases.

In connection with a licensing agreement, in September 2003, we issued a warrant to purchase 100,000 shares of common stock at $15.68 per share having a fair value of $1.0 million.  This warrant was issued pursuant to the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.  This warrant vested immediately upon its grant and may be exercised, in whole or in part, at any time prior to December 31, 2009.

Item 3.                                   Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Stockholders on August 12, 2003.  The following matters were decided:

1. Six directors were elected:

	Votes For	Votes Withheld
Brian J. Farrell	28,069,602	3,710,205
Lawrence Burstein	27,546,717	4,233,090
Brian Dougherty	27,649,715	4,130,092
James L. Whims	27,546,928	4,232,879
L. Gregory Ballard	27,549,399	4,230,408
Henry T. DeNero	28,312,252	3,467,555

2. A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ending March 31, 2004 was approved by a vote of 29,994,267 for, 1,754,285 against, and 31,255 abstaining.

3. A proposal to approve an amendment of our 1997 Stock Option Plan to:  (i) increase the authorized number of shares of common stock available for issuance under such plan from 10,537,500 to 14,537,500 shares; and (ii) authorize the grant of Performance Accelerated Restricted Stock under such plan was approved by a vote of 12,958,844 for, 11,573,297 against, 69,593 abstaining, and 7,178,068 broker non-votes.

4. A proposal to amend the 1997 Stock Option Plan and the Nonexcecutive Employee Stock Option Plan to authorize the Stock Option Exchange Program was approved by a vote of 21,999,037 for, 9,700,943 against, and 79,827 abstaining.

Item 5.                                   Other Information

Stock Option Exchange Program

Upon recommendation of our Board of Directors, our stockholders approved the proposed Stock Option Exchange Program for eligible option holders at our annual meeting in August.  Through participation in the Stock Option Exchange Program, eligible option holders will have the opportunity to exchange eligible options to purchase shares of our common stock for replacement options to purchase a lesser number of shares of common stock at a new exercise price per share.  Options that are eligible for exchange in the Program are options granted under either our 1997 Stock Option Plan or our Nonexecutive Employee Stock Option Plan that have an exercise price equal to or greater than $27.00 per share.  The opportunity to elect to exchange eligible options is scheduled to expire twenty business days after the commencement of the Stock Option Exchange Program.  Our executive officers and members of our board of directors are not eligible to participate in this Program.

The following table shows the specific number of shares that a current stock option may purchase, by exercise price, that a participant in the Program would have to surrender to receive a replacement option to purchase one share of common stock:

EXERCISE PRICE PER SHARE	EXCHANGE RATIO (SURRENDERED TO NEW)
$27.00 to $33.00	1.5-for-1
$33.01 and above	1.75-for-1

We plan to grant the new options on or about the first business day that is at least six months and one day following the date of cancellation of the options accepted for exchange.  The replacement options will have an exercise price per share equal to the closing price of a share of our common stock on the Nasdaq Stock Market on the grant date of such replacement options.  We currently expect to grant the replacement options in June 2004.

Options to purchase 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, are held by employees eligible to participate in the Stock Option Exchange Program.

We expect that there will be no compensation charges as a result of the Stock Option Exchange Program, complying with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.  The terms and conditions of the Stock Option Exchange Program will be contained in a Tender Offer Statement on Schedule TO that we will file with the Securities and Exchange Commission upon commencement of the Stock Option Exchange Program.

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

3.3

Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (the “September 2001 10-Q”)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated September 22, 2000).

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

10.1*

PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003, between Sony Computer Entertainment Europe Limited and THQ International Limited (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).

10.2*	Third Amendment to the Amended and Restated Revolving Credit Agreement, dated September 26, 2003, by and between the Company and Union Bank of California, N.A., as administrative agent for the Lender.

10.3†	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Appendix B to Registrant's Proxy Statement on Schedule 14A filed on July 3, 2003).

10.4†	Third Amended and Restated Nonexecutive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A filed on July 3, 2003).

31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Fred A. Gysi, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Fred A. Gysi, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K dated July 18, 2003, reporting under Item 5 that the SEC is conducting a non-public formal investigation entitled “In the Matter of Certain Video Game Manufacturers and Distributors.”

We filed a Current Report on Form 8-K dated July 24, reporting under Items 7, 9 and 12 our press release announcing earnings for the quarter ended June 30, 2003, and providing initial guidance for the second quarter ending September 30, 2004 and updating guidance for the fiscal year ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell
Director, Chairman of the Board,
President and Chief Executive Officer (Principal Executive Officer)

THQ INC.

	By:	/s/ Fred Gysi
Fred Gysi
Senior Vice President – Finance,
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)