Form 10-Q
period 2003-12-31
THQ INC
filed 2004-02-13
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 6, 2004, there were 38,060,169 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,019	$199,860
Short-term investments	4,800	16,151
Cash, cash equivalents and short-term investments	187,819	216,011
Accounts receivable, net of allowances of $78,357 and $31,517, respectively	164,917	35,976
Inventory	29,377	24,339
Licenses	12,526	15,330
Software development	31,020	54,824
Income taxes receivable	—	1,116
Prepaid expenses and other current assets	22,839	11,316
Total current assets	448,498	358,912
Property and equipment, net	16,895	16,408
Licenses, net of current portion	10,212	20,053
Software development, net of current portion	10,410	2,640
Deferred income taxes	8,254	8,346
Goodwill, net	60,909	58,609
Other long-term assets, net	14,704	7,981
TOTAL ASSETS	$569,882	$472,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,300	$21,001
Accrued expenses	26,949	20,090
Accrued payment to venture partner	6,056	676
Accrued royalties	47,433	22,893
Income taxes payable	12,278	—
Deferred income taxes	7,133	7,353
Total current liabilities	137,149	72,013
Accrued royalties, net of current portion	2,650	4,523
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01, 1,000,000 shares authorized	—	—
Common stock, par value $.01, 75,000,000 shares authorized; 38,026,425 and 38,007,879 shares issued and outstanding as of December 31, 2003 and March 31, 2003, respectively	380	380
Additional paid-in capital	302,545	305,328
Accumulated other comprehensive income	7,543	1,496
Retained earnings	119,615	89,209
Total stockholders’ equity	430,083	396,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,882	$472,949

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2003	2002	2003	2002
Net sales	$293,099	$217,751	$517,711	$400,847
Costs and expenses:
Cost of sales	98,347	82,411	181,589	151,913
License amortization and royalties	34,012	18,298	58,815	33,412
Software development amortization	46,595	48,328	88,866	72,898
Product development	9,277	10,588	27,436	27,632
Selling and marketing	35,014	31,426	74,638	56,684
Payment to venture partner	6,257	6,030	8,817	8,574
General and administrative	16,592	11,769	35,634	28,352
Total costs and expenses	246,094	208,850	475,795	379,465
Income from operations	47,005	8,901	41,916	21,382
Interest income, net	452	1,119	1,593	3,955
Other income (expenses)	—	(7,000)	4,000	(10,006)
Income before income taxes	47,457	3,020	47,509	15,331
Income taxes	17,084	(112)	17,103	5,102
Net income	$30,373	$3,132	$30,406	$10,229
Net income per share — basic	$.80	$.08	$.80	$.26
Net income per share — diluted	$.78	$.08	$.78	$.25

Shares used in per share calculation — basic	38,142	38,717	38,219	39,247
Shares used in per share calculation — diluted	38,899	39,765	39,005	41,087

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$30,406	$10,229
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,445	5,002
Amortization of licenses and software development	101,078	77,264
Provision for price protection, returns and doubtful accounts	97,407	57,301
Loss on disposal of property and equipment	214	130
Loss on sale of short-term investments	4	—
Stock compensation	—	379
Tax benefit related to the exercise of employee stock options	1,909	3,019
Deferred income taxes	(67)	(757)
Write-off of Network Interactive Sports Ltd.	—	3,006
Changes in operating assets and liabilities:
Accounts receivable	(222,216)	(141,750)
Inventory	(3,568)	(9,869)
Licenses	(16,397)	(15,411)
Software development	(55,033)	(57,616)
Prepaid expenses and other current assets	(10,685)	(5,189)
Accounts payable	14,408	27,602
Accrued expenses	5,856	15,208
Accrued payment to venture partner	5,380	4,096
Accrued royalties	22,614	5,123
Income taxes payable	12,923	3,621
Net cash used in operating activities	(10,322)	(18,612)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	52,001	90,732
Purchase of short-term investments	(40,653)	(89,627)
Increase in other long-term assets	(5,264)	(1,315)
Acquisition of ValuSoft, net of cash acquired	(2,300)	(9,373)
Acquisition of property and equipment	(5,310)	(6,893)
Net cash used in investing activities	(1,526)	(16,476)

Cash flows from financing activities:
Stock repurchase	(10,994)	(25,005)
Proceeds from issuance of common stock	—	(47)
Proceeds from exercise of options and warrants	5,346	4,516
Net cash used in financing activities	(5,648)	(20,536)

Effect of exchange rate changes on cash	655	1,023
Net decrease in cash and cash equivalents	(16,841)	(54,601)
Cash and cash equivalents — beginning of period	199,860	187,499
Cash and cash equivalents — end of period	$183,019	$132,898

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,959	$2,130

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

2.             Employee Stock Based Compensation

We account for our employee stock based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock option compensation expense, other than acquisition-related compensation, is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

On November 13, 2003, we commenced a stock option exchange program (“Exchange Program”) under which eligible employees holding options to purchase 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, could elect to exchange their options for a designated fewer number of replacement options with a new exercise price. Our executive officers and members of our board of directors were not eligible to participate in the Exchange Program.  In accordance with the terms of the Exchange Program, we canceled 1,216,903 outstanding stock options on December 15, 2003 and expect to issue, in exchange for the canceled options, approximately 769,000 new options in June 2004. The exercise price of the new stock options will be the closing price of our common stock on the Nasdaq Stock Market on the date the new stock options are granted.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the tables below have been prepared assuming the 1,216,903 stock options canceled under the Exchange Program were immediately reissued as approximately 769,000 new options. Accordingly, these disclosures include estimates about (1) the number of stock options that will be reissued; (2) the grant price on the date of reissue; (3) the risk-free interest rate; (4) the expected life of the new stock options; and (5) the expected volatility of our common stock.

The estimated fair value of options granted under the stock option plans during the three and nine months ended December 31, 2003 and 2002, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002

Dividend yield	0%	0%	0%	0%
Anticipated volatility	71%	73%	71%	73%
Weighted average risk-free interest rate	2.89%	2.64%	2.61%	3.18%
Expected lives	4 years	4 years	4 years	4 years

The following table shows what our net income (loss) and earnings (loss) per share would have been for the three and nine months ended December 31, 2003 and 2002, had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the assumptions in the table above.  For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands, except per share data)	2003	2002	2003	2002
Net income -as reported	$30,373	$3,132	$30,406	$10,230
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	17	—	69
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,955)	(3,530)	(11,910)	(14,548)
Net income (loss) - pro forma	$26,418	$(381)	$18,496	$(4,250)
Earnings per share:
Basic-as reported	$0.80	$0.08	$0.80	$0.26
Basic-pro forma	$0.69	$(0.01)	$0.48	$(0.11)

Diluted-as reported	$0.78	$0.08	$0.78	$0.25
Diluted-pro forma	$0.68	$(0.01)	$0.47	$(0.11)

3.             Cash, Cash Equivalents and Short-Term Investments

(In thousands)	December 31, 2003	March 31, 2003
Cash and cash equivalents	$183,019	$199,860

Short-term investments
Available for sale	—	12,143
Held to maturity	4,800	4,008
Short-term investments	4,800	16,151

Cash, cash equivalents and short-term investments	$187,819	$216,011

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) for investments classified as available-for-sale are recorded as a separate component of accumulated other comprehensive income (loss).  For the three months and nine months ended December 31, 2003, there were no unrealized gains or (losses) on available-for-sale investments, except our investment in Yuke’s Co., Ltd. (“Yuke’s) which is included in other long-term assets (See Note 11).

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

During the three months ended December 31, 2003 we recorded approximately $7 million of bad debt expense due to Kay Bee Toys’ filing for bankruptcy protection on January 14, 2004.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  As of December 31, 2003, the net carrying value of our licenses was $22.7 million.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  As of December 31, 2003, the net carrying value of our software development was $41.4 million.

7.             Business Combination

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, Inc. (now referred to as “ValuSoft”), a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, the former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.  For the period ended June 30, 2003, ValuSoft reached its pretax target and we have paid $2.3 million in cash and adjusted goodwill accordingly.

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

8.             Goodwill

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we ceased amortizing goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2003, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.

The changes in the carrying amount of goodwill for the nine months ended December 31, 2003, are as follows (in thousands):

Balance at March 31, 2003	$58,609
Additional consideration paid to ValuSoft	2,300
Balance at December 31, 2003	$60,909

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

10.          Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

		December 31, 2003			March 31, 2003
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Licenses	Varies	$106,608	$(83,870)	$22,738	$100,065	$(64,682)	$35,383
Software development	Varies	176,914	(135,484)	41,430	171,335	(113,871)	57,464

Trade secrets	5 years	1,800	(720)	1,080	1,800	(450)	1,350
Non-compete / Employment contracts	6.5 years	706	(217)	489	706	(136)	570
Subtotal		2,506	(937)	1,569	2,506	(586)	1,920
Total amortized intangible assets		286,028	(220,291)	65,737	273,906	(179,139)	94,767
Unamortized intangible assets:
Trade name	indefinite	1,025	N/A	1,025	1,025	N/A	1,025
Total		$287,053	$(220,291)	$66,762	$274,931	$(179,139)	$95,792

The useful lives of licenses and software development are based on units of product sold and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and forecasts of units to be sold.  For the three months and nine months ended December 31, 2003, our aggregate amortization expense related to intangible assets was $46.6 million and $101 million, respectively.

Estimated Amortization Expense
(In thousands):

Fiscal Years Ended March 31,
Remainder of 2004	$21,160
2005	31,273
2006	6,752
2007	3,726
2008	1,364
Thereafter	1,462
65,737

11.          Other Long-Term Assets

In addition to other intangible assets (see Note 10), other long-term assets also includes the following:

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s, which was privately held.  In December 2001, Yuke’s had an initial public offering of its common stock that is traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  For the nine months ended December 31, 2003, the unrealized holding gain was $1.4 million which brings the carrying value of the investment to $4.6 million at December 31, 2003.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the accompanying balance sheets.  Under separate development agreements, Yuke’s will create exclusively for us certain World Wrestling Entertainment wrestling games for the PlayStation 2 and GameCube.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  On January 24, 2003, the loan was converted to an equity investment in Minick.  We now own approximately 25% of the outstanding common stock of Minick.  This investment is accounted for under the equity method.  Equity in net income for the period ended December 31, 2003 is not material.  Minick develops and operates interactive software applications for wireless devices.  We will work with Minick to provide licensed wireless gaming through their software applications.

During the current quarter we also acquired municipal bonds with maturities of greater than one year for a book value of $5.3 million.  These bonds are classified as held to maturity.

12.          Credit Facility

We have a credit facility that allows us to maintain outstanding letters of credit up to $25.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of December 31, 2003, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at December 31, 2003) or (b) the London Interbank Offered Rate (1.1% at December 31, 2003) plus 1.60%.  As of December 31, 2003, we had outstanding letters of credit of approximately $2.5 million.

13.          Commitments and Contingencies

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2003 is approximately $110.3 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2004 will be $4.4 million.  We also have a commitment for $2.4 million under a sponsorship agreement which will require us to make payments over the next three years.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.

Summary of annual minimum contractual obligations and commercial commitments as of December 31, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2004	$5,210	$24,460	$4,426	$1,132	$2,528	$792	$38,548

2005	21,254	38,893	20,080	4,311	—	1,583	86,121
2006	17,912	2,570	9,501	3,061	—	—	33,044
2007	—	—	4,390	1,659	—	—	6,049
2008	—	—	3,080	1,450	—	—	4,530
Thereafter	—	—	2,400	5,300	—	—	7,700
	$44,376	$65,923	$43,877	$16,913	$2,528	$2,375	$175,992

Warrants.  We are committed under a license agreement to issue a warrant to purchase a total of approximately 250,000 shares of common stock.  At this time, the warrant terms related to this agreement are being negotiated.  We have estimated the fair value of this warrant based on current negotiations as we have shipped product related to this license agreement. The estimated fair value is being amortized to license amortization and royalties over estimated sales for games that have been released. We will adjust our estimated fair value and the related amortization when the warrant terms are finalized.

Manufacturer Indemnification.  We must indemnify the manufacturers of our games with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters.  If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to in turn, indemnify us.  Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

14.          Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transaction.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million bringing the total authorized to $75.0 million.  During the three months ended December 31, 2003, we repurchased 197,000 additional shares of our common stock.  In total, we have repurchased 2,949,000 shares of our common stock for $43.8 million leaving $31.2 million available for future repurchases.

On August 12, 2003, a proposal to amend our 1997 Stock Option Plan to increase the authorized number of shares of common stock available for issuance under such plan from 10,537,500 to 14,537,500 was approved by the shareholders.

In connection with a licensing agreement, in September 2003, we issued a warrant to purchase 100,000 shares of common stock at $15.68 per share having an estimated fair value of $1.0 million.  The estimated fair value was determined using the Black Scholes option pricing model with the following assumptions: an anticipated volatility of 71%, a weighted average risk-free interest rate of 3.43%, and a term of 5 years.  The fair value of the warrant is included in licenses in the accompanying balance sheet.  The warrant expires December 31, 2009.

15.          Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the years presented:

(In thousands, except per share	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
data)	2003	2002	2003	2002
Net income used to compute basic and diluted earnings per share	$30,373	$3,132	$30,406	$10,229
Weighted average number of shares outstanding — basic	38,142	38,717	38,219	39,247
Dilutive effect of stock options and warrants	757	1,048	786	1,840
Number of shares used to compute earnings per share — diluted	38,899	39,765	39,005	41,087

Stock options to purchase 4,472,000 and 4,406,000 shares of common stock in the three and nine months ended December 31, 2003, respectively, and 4,971,000 and 3,370,000 shares of common stock in the three and nine Months ended December 31,  2002, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

16.          Comprehensive Income (Loss)

The table below presents the components of our comprehensive income (loss) for the three and nine months ended December 31, 2003 and 2002, respectively:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2003	2002	2003	2002
Net income	$30,373	$3,132	$30,406	$10,229
Other comprehensive income (loss)
Foreign currency translation adjustment	2,878	1,690	4,688	4,744
Unrealized gain (loss) on investments	392	(415)	1,359	(514)
Other comprehensive income (loss)	3,270	1,275	6,047	4,230
Comprehensive income	$33,643	$4,407	$36,453	$14,459

17.          Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004.  We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

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

Our software is based on intellectual property licensed or assigned from third parties or created internally.  We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes Disney/Pixar’s Finding Nemo and two future Disney/Pixar properties, Hot Wheels, Power Rangers, Scooby-Doo, Sonic the Hedgehog, SpongeBob SquarePants, World Wrestling Entertainment, as well as others.

We also develop software based on brands created by our seven internal development studios and by external developers under contract with us.  Our original brands include Tak and the Power of Juju (co-created with Nickelodeon), Sphinx and the Cursed Mummy™, Splashdown®:Rides Gone Wild™, Red Faction®, and MX.

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

Our business cycle generally commences with the securing of a license to publish one or more titles based on a property or agreement with a developer to create a game based on original content.  These licenses typically require an advance payment to the licensor and a guarantee of minimum future royalties.  See – Critical Accounting Policies “Licenses” and “Software Development.”  We also develop games internally through our development studios

Cranky Pants Games™, Heavy Iron Studios®, Helixe™, Pacific Coast Power & Light Co.® (“PCP&L”), Rainbow Multimedia Group, Inc., also known as Rainbow Studios™, THQ Australia Studios™ Pty. Ltd. and Volition, Inc.®.  After we acquire rights to a property from a licensor or develop a concept internally, we begin software development for the title.  Upon completion of development and approval of the title by the manufacturer and licensor, we order products and generally cause a letter of credit to be opened in favor of the manufacturer or obtain a line of credit from the manufacturer.  Other than games that we release on PCs, the manufacturers(1) or their authorized vendors manufacture all of our products for us.

Products are shipped at our expense to a public warehouse for domestic distribution or to warehouses in Canada, the United Kingdom, Germany, France, Australia or Korea for foreign distribution.  We then sell directly to our major retail accounts both domestically and in the United Kingdom, Germany, France and Australia and Korea.

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

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2004
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2005
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2004
Nintendo	Game Boy Advance	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube	Europe, Australia and New Zealand	April 2006
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2004(1)
Sony	PlayStation 2	Europe, Australia and New Zealand	(2)
Sony	PlayStation and PlayStation 2	Korea	March 2006(1)
Microsoft	Xbox	(3)	November 2004

(1)           The PlayStation 2 Licensed Publisher Agreement provides for an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.  To date, this agreement has not been terminated.

(2)           The PlayStation 2 Licensed Publisher Agreement provides for  an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.  To date, this agreement has not been terminated.

(3)           The territory is determined on a title-by-title basis.

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

Allowances for price protection, returns and doubtful accounts.  We derive revenue from sales of packaged software for video game systems and personal computers, sales of software and services for wireless devices and from licensing software.  Package software revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products.  We may decide to provide price protection or allow returns for our video game system and personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

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

For the nine months ended December 31, 2003 and 2002, we recorded allowances for future price protection, returns and doubtful accounts of approximately $97.4 million and $57.3 million, respectively.  The increase in allowances for future price protection, returns and allowances for doubtful accounts is related to the increase in sales during the nine months ended December 31, 2003 as compared to the same period last year and our estimate of future price protection and returns based on the factors discussed above.  Additionally, during the three months ended December 31, 2003 we recorded approximately $7 million of bad debt expense due to Kay Bee Toys’ filing for bankruptcy protection on January 14, 2004.  As of December 31, 2003 and March 31, 2003, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $78.4 million and $31.5 million, respectively.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of December 31, 2003, the net carrying value of our licenses was $22.7 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of December 31, 2003, the net carrying value of our software development was $41.4 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004.  We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

Results of Operations

Seasonality

Our business is highly seasonal, with the highest levels of consumer demand, and a significant percentage of our revenue, occurring in the December quarter.

Sales by Platform

The following table sets forth our net sales by platform as a percentage of sales for the three months and nine months ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform Revenue Mix	2003	2002	2003	2002
Sony PlayStation 2	47.3%	51.4%	38.5%	39.5%
Nintendo Game Boy Advance	24.5	19.9	25.1	22.6
Microsoft Xbox	6.2	2.3	11.4	4.4
PC CD-ROM	9.5	9.4	11.6	9.8
Nintendo GameCube	10.0	7.1	9.5	11.9
Sony PlayStation	1.8	4.7	2.4	6.9
Wireless	0.7	0.2	1.0	0.4
Nintendo Game Boy Color	0.0	4.8	0.3	4.7
Other	0.0	0.2	0.2	(0.2)
	100.0%	100.0%	100.0%	100.0%

The following table sets forth our net sales by platform for the three months ended December 31, 2003 and 2002:

Net Sales for the Three Months Ended (In thousands)	December 31, 2003	December 31, 2002	Increase/ (Decrease)	% Change
Sony PlayStation 2	$138,415	$111,885	$26,530	23.7%
Nintendo Game Boy Advance	71,595	43,321	28,274	65.3%
Microsoft Xbox	18,257	5,020	13,237	263.7%
PC CD-ROM	27,953	20,441	7,512	36.8%
Nintendo GameCube	29,192	15,508	13,684	88.2%
Sony PlayStation	5,219	10,352	(5,133)	(49.6)%
Wireless	2,047	343	1,704	496.8%
Nintendo Game Boy Color	39	10,422	(10,383)	(99.6)%
Other	382	458	(301)	(65.7)%
Net Sales	$293,099	$217,750	$75,349	34.6%

The following table sets forth our net sales by platform for the nine months ended December 31, 2003 and 2002:

Net Sales for the Nine Months Ended (In thousands)	December 31, 2003	December 31, 2002	Increase/ (Decrease)	% Change
Sony PlayStation 2	$199,323	$158,400	$40,923	25.8%
Nintendo Game Boy Advance	129,795	90,606	39,189	43.2%
Microsoft Xbox	59,137	17,536	41,601	237.2%
PC CD-ROM	60,062	39,110	20,952	53.6%
Nintendo GameCube	49,311	47,949	1,362	2.8%
Sony PlayStation	12,266	27,601	(15,335)	(55.6)%
Wireless	4,994	1,516	3,478	229.5%
Nintendo Game Boy Color	1,520	19,065	(17,545)	(92.0)%
Other	1,303	(936)	2,239	(239.2)%
Net Sales	$517,711	$400,847	$116,864	29.2%

Sony PlayStation 2 Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$138,415	47.3%	$111,885	51.4%	23.7%
Nine Months Ended	$199,323	38.5%	$158,400	39.5%	25.8%

Net sales increased for the three months ended December 31, 2003 due to the launch of WWE Smackdown! Here Comes the Pain, SpongeBob Square Pants: Battle for Bikini Bottom, the continuing launch of Disney/Pixar’s Finding Nemo in Europe and other international territories and the launch of two new original brands - Tak and the Power of Juju and Sphinx and the Cursed Mummy, offset by the release of Red Faction II  in the same period last year.  Net sales also increased due to strong catalog sales during the three months ended December 31, 2003.  Net sales increased for the nine months ended December 31, 2003 primarily due to strong sales of Disney/Pixar’s Finding Nemo.  The increases in the three and nine months ended December 31, 2003 were also due to the higher installed base of the PlayStation 2 hardware compared to the same periods last year.

We expect net sales from PlayStation 2 products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.

Nintendo Game Boy Advance Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$71,595	24.5%	$43,321	19.9%	65.3%
Nine Months Ended	$129,795	25.1%	$90,606	22.6%	43.2%

Net sales increased for the three months ended December 31, 2003 due to the continuing launch of Disney/Pixar’s Finding Nemo in Europe and other international territories.  We also released SpongeBob Square Pants: Battle for Bikini Bottom and Tak and the Power of Juju during the current quarter which also attributed to the increase.  Net sales increased for the nine months ended December 31, 2003 due to strong current year sales of Disney/Pixar’s Finding Nemo.  The increase in the three and nine months ended December 31, 2003 was also due to the higher installed base of the Game Boy Advance hardware compared to the same periods last year.  The increase in hardware is due in part to Nintendo’s launch of the Game Boy Advance SP, which is a front-lit screen version of their Game Boy Advance platform, in March 2003.  In total we released five titles during the current quarter compared to 12 titles in the same period last year.  Year to date we have released 25 Game Boy Advance titles compared to 24 in the same period last year.

We expect net sales from Game Boy Advance products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.

Microsoft Xbox Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$18,257	6.2%	$5,020	2.3%	263.7.1%
Nine Months Ended	$59,137	11.4%	$17,536	4.4%	237.2%

Net sales increased for the three months ended December 31, 2003 due to release of SpongeBob Square Pants: Battle for Bikini Bottom and Sphinx and the Cursed Mummy.  Net sales increased for the nine months ended December 31, 2003 primarily due to sales of WWE Raw 2 and Disney/Pixar’s Finding Nemo.  WWE Raw launched in February 2002.  The increase in the three and nine months ended December 31, 2003 was also due to the higher installed base of the Xbox hardware compared to the same periods last year.  In total we released three titles during the current quarter compared to two titles in the same period last year.  Year to date we have released 13 Xbox titles compared to five in the same period last year.

We expect net sales from Xbox products to continue to grow in fiscal 2004, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.

PC CD-ROM Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$27,953	9.5%	$20,441	9.4%	36.8%
Nine Months Ended	$60,062	11.6%	$39,110	9.8%	53.6%

Net sales increased for the three months ended December 31, 2003 due to the continuing launch of two SKU’s of Disney/Pixar’s Finding Nemo and the release of Broken Sword 3 in Europe and other international territories.  Net sales increased for the nine months ended December 31, 2003 primarily due to strong current year sales of two SKUs of Disney/Pixar’s Finding Nemo.   In total we released six PC CD-ROM titles published from our ValuSoft division and three other PC CD-ROM titles during the quarter compared to 12 titles published by our ValuSoft division and two other titles in the same period last year.  Year to date we have released 38 PC CD-ROM titles published from our ValuSoft division and 13 other PC CD-ROM titles compared to 33 PC CD-ROM titles published from our ValuSoft division and 14 other PC CD-ROM titles in the same period last year.

Nintendo GameCube Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$29,192	10.0%	$15,508	7.1%	88.2%
Nine Months Ended	$49,311	9.5%	$47,949	11.9%	2.8%

Net sales for the three months ended December 31, 2003 included releases of SpongeBob Square Pants: Battle for Bikini Bottom and Tak and the Power of Juju.  We released five GameCube titles during the three months ended December 31, 2003 compared to four titles in the same period last year.  Year to date we have released eight GameCube titles compared to ten in the same period last year.  Net sales for nine months ended December 31, 2003 have slightly increased due to strong sales of Disney/Pixar’s Finding Nemo.

In October 2003, Nintendo announced a price cut for GameCube hardware.  We anticipate this hardware price cut will stimulate sales of the hardware and software for the platform.  Although net sales have only increased slightly for the nine months ended December 31, 2003 as compared to the same period last year, we expect the net sales growth rate on this platform to be relatively flat for the rest of the fiscal year 2004.

Sony PlayStation Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$5,219	1.8%	$10,352	4.7%	-49.6%
Nine Months Ended	$12,266	2.4%	$27,601	6.9%	-55.6%

The expected decrease in PlayStation net sales for the three and nine months ended December 31, 2003 compared to the same periods last year was attributable to the transition to newer generation console systems.  Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of PlayStation titles to continue to decline in the future.

Nintendo Game Boy Color Net Sales

(in thousands)	December 31, 2003	% of net sales	December 31, 2002	% of net sales	% change
Three Months Ended	$39	0.0%	$10,422	4.8%	-99.6%
Nine Months Ended	$1,520	0.3%	$19,065	4.7%	-92.0%

The expected decrease in Game Boy Color net sales for the three and nine months ended December 31, 2003 compared to the same periods last year was attributable to the transition to newer generation handheld systems.  Although our Game Boy Color products are playable on the Game Boy Advance hardware, we expect sales of Game Boy Color titles to continue to decline in the future.

Sales by Territory

The following table sets forth, for the three months ended December 31, 2003 and 2002, our sales for the North America and international territories:

Net Sales for the Three Months Ended (In thousands)	December 31, 2003	December 31, 2002	Increase/ (Decrease)	% Change
North America	$204,304	$158,786	$45,518	28.7%
International	88,795	58,964	29,831	50.6%
Net Sales	$293,099	$217,750	$75,349	34.6%

The following table sets forth, for the nine months ended December 31, 2003 and 2002, our sales for the North America and international territories:

Net Sales for the Nine Months Ended (In thousands)	December 31, 2003	December 31, 2002	Increase/ (Decrease)	% Change
North America	$370,832	$301,583	$69,249	23.0%
International	146,879	99,264	47,615	48.0%
Net Sales	$517,711	$400,847	$116,864	29.2%

North America Net Sales

The increase in North American net sales for the three months ended December 31, 2003 as compared to the same period of 2002 was due to:

•      the release of WWE Smackdown! Here Comes the Pain on the PlayStation 2 and SpongeBob Square Pants: Battle for Bikini Bottom  across all platforms;

•      the release of two original brands - Tak and the Power of Juju across all platforms and Sphinx and The Cursed Mummy for PlayStation 2, Xbox, and GameCube and;

•      the continued success of Disney/Pixar’s Finding Nemo on all platforms offset by the release of Red Faction II for PlayStation 2 in the same period last year and the expected decline in net sales for the PlayStation and Game Boy Color platforms.

The increase in North American net sales for the nine months ended December 31, 2003 as compared to the same period of 2002 was due to:

•      the success of Disney/Pixar’s Finding Nemo on all platforms;

•      the release of WWE Raw 2 for Xbox and 13 other titles released on Xbox in the current year compared to five titles released during the same period last year; and

•      the higher installed base of all hardware platforms compared to the same period last year offset by the expected decline in net sales for the PlayStation and Game Boy Color platforms.

International Net Sales

International net sales increased by 50.6 percent for the three months ended December 31, 2003 as compared to the same period of 2002.  The strengthening of foreign exchange rates, primarily the Great British Pound and Euro, increased reported international sales by $11.1 million or 18.8 percent.  Based on reported amounts, the increase in net sales was primarily caused by:

•      strong sales of Disney/Pixar’s Finding Nemo across all platforms; and

•      the release of Broken Sword 3 for PlayStation 2 and PC CD-ROM.

International net sales increased by 48.0 percent for the nine months ended December 31, 2003 as compared to the same period of 2002.  The strengthening of foreign exchange rates, primarily the Great British Pound and Euro, increased reported international sales by $17.8 million or 17.9 percent.  Based on reported amounts, the increase in net sales was primarily caused by:

•      the release of Disney/Pixar’s Finding Nemo on all platforms in all of our international territories; and

•      the release of three titles focused on our international territories – Broken Sword 3 for PlayStation 2 and PC CD-ROM and MotoGP 2 and Yager for both Xbox and PC CD-ROM.

Costs and Expenses, Interest Income – net, and Income Taxes

Information about our costs and expenses, interest income - net, and income taxes for the three months and nine months ended December 31, 2003 and 2002 is presented below:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Costs and expenses:
Cost of sales	33.6%	37.8%	35.1%	37.9%
License amortization and royalties	11.6	8.4	11.4	8.3
Software development amortization	15.9	22.2	17.2	18.2
Product development	3.2	4.9	5.3	6.9
Selling and marketing	11.9	14.4	14.4	14.1
Payment to venture partner	2.1	2.8	1.7	2.1
General and administrative	5.7	5.4	6.8	7.2
Total costs and expenses	84.0	95.9	91.9	94.7
Income from operations	16.0	4.1	8.1	5.3
Interest income, net	0.2	0.5	0.3	1.0
Other income (expenses)	0.0	(3.2)	0.8	(2.5)
Income before income taxes	16.2	1.4	9.2	3.8
Income taxes	5.8	(0.0)	3.3	1.2
Net income	10.4%	1.4%	5.9%	2.6%

Cost of Sales

Cost of sales as a percentage of net sales decreased for the three and nine months ended December 31, 2003 as compared to the same periods of 2002 as a result of higher margins on Game Boy Advance products due to increased sales volume.  Cost of sales during the three and nine months ended December 31, 2003 included a volume rebate of $3.7 million and $7.3 million, respectively from a manufacturer of certain of our products for purchases during the period beginning January 1, 2003 and ending December 31, 2003.

License Amortization and Royalties

License amortization and royalties increased as a percentage of net sales for the three and nine months ended December 31, 2003 as compared to the same periods of 2002 primarily because our new releases, including Disney/Pixar’s Finding Nemo on all platforms, have higher overall royalty rates than the titles that were released in the same period of 2002, which included Red Faction II (an internally owned original brand).

Software Development Amortization

The decrease in software development amortization as a percentage of net sales for the three months ended December 31, 2003 is primarily due to the $12 million charge taken in the same period last year related to the cancellation of product development for 20 SKUs.  Excluding this charge, software development amortization would have been 17% of net sales for the three months ended December 31, 2002.  Excluding the charge in the nine months ended December 31, 2002, software development amortization has increased as a percentage of net sales for the nine months ended December 31, 2003.  This increase is related to the higher cost of development associated with creating new original brands, including Tak and the Power of Juju and Sphinx and the Cursed Mummy.

Product Development

Product development expenses decreased as a percentage of net sales and decreased by $1,311,000 and $196,000 in absolute dollars for the three and nine months ended December 31, 2003, respectively, as compared to the same periods of 2002.  This decrease is due to changes we implemented to improve product quality including the shutdown of our Outrage® Games development studio, the downsizing of Pacific Coast Power and Light Company development studio and the restructuring of our corporate product development department.

Selling and Marketing

Selling and marketing expenses decreased as a percentage of net sales for the three months ended December 31, 2003 as compared to the same period of 2002.  In absolute dollars, selling and marketing expense increased for the three and nine months ended December 31, 2003.  The increase in absolute dollars is due to the advertising and other promotional support needed to launch two original properties - Sphinx and the Cursed Mummy and Tak and the Power of Juju.

Payment to Venture Partner

Payment to JAKKS Pacific, Inc. decreased slightly as a percentage of total net sales for the three and nine months ended December 31, 2003 compared to the same period of 2002 in direct relation to the decrease in World Wrestling Entertainment related sales as a percentage of our total net sales for the three and nine months ended December 31, 2003.  We released WWE Smackdown! Here Comes the Pain for PlayStation 2 during the current quarter.

General and Administrative

General and administrative expenses increased in absolute dollars for the three and nine months ended December 31, 2003 as compared to the same periods of 2002.  The increase was primarily due to a $7 million increase in our allowance for doubtful accounts related to Kay Bee Toys’ filing of bankruptcy protection on January 14, 2004 and an increase in general and administrative expense in our wireless division.  We do not expect Kay Bee Toys’ filing for bankruptcy protection to have a material effect on our results of operations in the future.

Interest Income, net

Interest income, net decreased for the three and nine months ended December 31, 2003 as compared to the same periods of 2002 due to lower interest rates and lower investment balances. See - “Liquidity and Capital Resources” below.

Other Income (Expenses)

Other income for the nine months ended December 31, 2003 consists of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.  The three months ended December 31, 2002 included a $7 million charge related to the settlement of a class action lawsuit.  Other expenses for the nine months ended December 31, 2002 also included a $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Income Taxes

The effective tax rate for the nine months ended December 31, 2003 was 36% and the effective tax rate for the nine months ended December 31, 2002 was 33.3%.  This decrease in the effective tax rate is due primarily to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom in September of 2002.  We expect our effective tax rate for our fiscal year ending March 31, 2004 to be approximately 36%.  The decrease in the rate from the prior estimate of 37% for the fiscal year ending March 31, 2004 is due to an increase in the proportion of our profits earned in our international territories that have lower statutory income tax rates.

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

Our cash, cash equivalents and short-term investments decreased from $216.0 million at March 31, 2003 to $187.8 million at December 31, 2003.  Cash, cash equivalents and short-term investments were $289.7 million as of February 6, 2004.  Cash used by operating activities for the nine months ended December 31, 2003 was $10.3 million compared to $18.6 million during the nine months ended December 31, 2002.

We entered into approximately 12 new license agreements during the nine months ended December 31, 2003 totaling approximately $11.5 million and made milestone payments for licenses in the amount of $21.7 million.

We used approximately $55.0 million to fund external and internal software development of approximately 161 games during the nine months ended December 31, 2003 and used approximately $57.6 million to fund external and internal development of approximately 204 games during the nine months ended December 31,  2002.

During the three months ended December 31, 2003, we repurchased 197,000 additional shares of our common stock.  In total, we have repurchased 2,949,000 shares of our common stock for $43.8 million leaving $31.2 million available for future repurchases.

The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter.  The higher sales during the holiday season results in a significant amount of receivables collected in the fourth quarter.

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

Guarantees and Commitments.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of December 31, 2003 is approximately $110.3 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2004 will be $4.4 million.  We also have a commitment for $2.4 million under a sponsorship agreement which will require us to make payments over the next three years.  We also have various operating lease commitments of $17.0 million expiring at various times through 2014.  As of December 31, 2003, we had approximately $2.5 million in obligations under our credit facilities with respect to outstanding letters of credit and no outstanding borrowings.

Summary of annual minimum contractual obligations and commercial commitments as of December 31, 2003 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2004	$5,210	$24,460	$4,426	$1,132	$2,528	$792	$38,548

2005	21,254	38,893	20,080	4,311	—	1,583	86,121
2006	17,912	2,570	9,501	3,061	—	—	33,044
2007	—	—	4,390	1,659	—	—	6,049
2008	—	—	3,080	1,450	—	—	4,530
Thereafter	—	—	2,400	5,300	—	—	7,700
	$44,376	$65,923	$43,877	$16,913	$2,528	$2,375	$175,992

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

Credit Facility.  We have a credit facility that allows us to maintain outstanding letters of credit up to $25.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of December 31, 2003, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at December 31, 2003) or (b) the London Interbank Offered Rate (1.1% at December 31, 2003) plus 1.60%.  As of December 31, 2003, we had outstanding letters of credit of approximately $2.5 million.

We believe that our cash, cash equivalents and short-term investments and funds provided by operations will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and payments for licenses and software development.  However, our ability to maintain sufficient liquidity could be affected by various risks and uncertainties, including but not limited to, those related to customer demand and acceptance of titles on new platforms and new title versions on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and the other risks listed in the section entitled “Risk Factors” in our transition report on Form 10-K for the transition period ended March 31, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of floating rate corporate notes and municipal securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.

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

Item 2.    Changes in Securities and Use of Proceeds

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of shares of our common stock bringing the total authorized to $75.0 million.  During the three months ended December 31, 2003, we repurchased 197,000 additional shares of our common stock.  In total, we have repurchased 2,949,000 shares of our common stock for $43.8 million leaving $31.2 million available for future repurchases.

Item 5.    Other Information

Stock Option Exchange Program

Upon recommendation of our Board of Directors, our stockholders approved the proposed Stock Option Exchange Program for eligible option holders at our annual meeting in August 2003.  Through participation in the Stock Option Exchange Program, eligible option holders have the opportunity to exchange eligible options to purchase shares of our common stock for replacement options to purchase a lesser number of shares of common stock at a new exercise price per share.  Options that are eligible for exchange in the Program are options granted under either our 1997 Stock Option Plan or our Nonexecutive Employee Stock Option Plan that have an exercise price equal to or greater than $27.00 per share.  The opportunity to elect to exchange eligible options expired on December 15, 2003.  Our executive officers and members of our board of directors were not eligible to participate in this Program.

The following table shows the specific number of shares that a current stock option may purchase, by exercise price, that a participant in the Program had to surrender to receive a replacement option to purchase one share of common stock:

EXERCISE PRICE PER SHARE	EXCHANGE RATIO (SURRENDERED TO NEW)
$27.00 to $33.00	1.5-for-1
$33.01 and above	1.75-for-1

We plan to grant the new options on or about the first business day that is at least nine months and one day following the date of cancellation of the options accepted for exchange.  The replacement options will have an exercise price per share equal to the closing price of a share of our common stock on the Nasdaq Stock Market on the grant date of such replacement options.  We currently expect to grant the replacement options in June 2004.

Options to purchase 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, were held by employees eligible to participate in the Stock Option Exchange Program.

As of December 15, 2003, pursuant to our offer, we have accepted for cancellation options to purchase 1,216,903 shares of our common stock, which represented approximately 87.5% of all eligible options.  Subject to the terms and conditions of the Offer, we will grant replacement options to purchase approximately 769,000 shares of our common stock in exchange for the options cancelled in the Offer.

The terms and conditions of the Stock Option Exchange Program are contained in a Tender Offer Statement on Schedule TO that we filed with the Securities and Exchange Commission upon commencement of the Stock Option Exchange Program.

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

3.3

Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31,  2001 (the “September 2001 10-Q”)).

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

3.6

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31,  2001 (the “September 2001 10-Q”)).

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

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Fred A. Gysi, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Fred A. Gysi, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

We filed a Current Report on Form 8-K dated October 20, 2003, reporting under Items 7 and 12 our press release announcing earnings for the quarter ended September 30, 2003, and providing initial guidance for the third quarter ending December 31, 2003 and updating guidance for the fiscal year ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2004	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell
Director, Chairman of the Board,
President and Chief
Executive Officer (Principal Executive Officer)

THQ INC.

	By:	/s/ Fred Gysi
Fred Gysi
Senior Vice President - Finance,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)