Form 10-K
period 2004-03-31
THQ INC
filed 2004-06-14
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 4, 2004 was approximately $842,013,000. 38,784,847 shares of common stock were outstanding as of June 4, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The 2004 Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated by reference into Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2004

This Annual Report contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Report are forward looking. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “may”, “could”, “project”, “potential”, “plan”, “forecast”, “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, estimates and projections about our business and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors”, beginning on page 39.

PART I

Item 1.            BUSINESS

Introduction

THQ Inc. (“THQ” or the “Company”) is a leading global developer and publisher of interactive entertainment software that is playable on the following platforms:(1)

•                  Home video game consoles such as Sony PlayStation and Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube;

•                  Handheld platforms such as Nintendo Game Boy Advance;

•                  Personal computers; and

•                  Wireless devices.

Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role-playing, simulation, sports and strategy.

Our software is based on intellectual property licensed or assigned from third parties or created internally.  We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes the Disney/Pixar properties Disney/Pixar’s Finding Nemo; The Incredibles, which is expected to be released this holiday season; and Cars, which is expected to be released during the 2005 holiday season; Nickelodeon properties such as The Fairly OddParents and SpongeBob SquarePants; Hot Wheels; Power Rangers; Scooby-Doo; Sonic the Hedgehog; World Wrestling Entertainment; as well as others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us.  Our original brands include Destroy All Humans!™, Full Spectrum Warrior™, MX Unleashed, Splashdown®: Rides Gone Wild, S.T.A.L.K.E.R.: Shadow of Chernobyl, and Tak and the Power of Juju (co-created with Nickelodeon).  Other than games that we release on PCs, the manufacturers or their authorized vendors manufacture all of our products for us.

We market and distribute our software to customers including Wal-Mart, Toys “R” Us, Target, Best Buy, GameStop, Electronics Boutique, KB Toys, Game Stores Group Ltd., and other regional and national general merchandisers, discount store chains, and specialty retailers.  Geographically, we market and distribute our software to retailers in 70 countries and territories through offices in North America, the United Kingdom, France, Germany, Australia and Korea.

In 2002, THQ formed THQ Wireless Inc. (“THQ Wireless”).  THQ Wireless provides a comprehensive wireless entertainment solution, including games, ring tones, wallpapers, messaging and information services for mobile phones with a current catalog of more than 50 titles.

(1)                                  Microsoft, Nintendo and Sony are referred to herein collectively as the “hardware manufacturers” or the “manufacturers.”  Nintendo®, Game Boy®, Game Boy® Color, Game Boy® Advance (“GBA”), GameCube™ (“GameCube”) and Nintendo® 64 (“N64”) are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sony PlayStation® (“PS1”) and Sony PlayStation® 2 (“PS2”) are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft and Xbox® (“Xbox”) are registered trademarks of Microsoft Corporation (“Microsoft”).

We are a Delaware corporation that was re-incorporated in 1997.  We were formerly incorporated in New York in 1989 under the name Trinity Acquisition Corporation, which changed its name in 1990 to T.HQ, Inc. through a merger with T.HQ, Inc., a California corporation.  Our principal executive offices are located at 27001 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-5000.  Our web site is at http://www.thq.com.  THQ and the THQ logo are registered trademarks of THQ Inc.(2)

The Interactive Entertainment Industry and Technology

The console, handheld, and PC games that we publish are made available to consumers on disc (usually a CD or DVD format) or cartridge media for use solely on dedicated hardware systems.  GBA is the only current platform that uses cartridges.  Until 1996, most software for dedicated platforms was sold in cartridge form.  Since then, disc-based products have become increasingly popular because they have substantially greater data storage capacity and lower costs than cartridges.

The first modern platform was introduced by Nintendo in 1985 using 8-bit technology.  8-bit means that the central processing unit, or chip, on which the software operates is capable of processing data in 8-bit units.  Subsequent advances in technology have resulted in continuous increases in the processing power of the chips that power both the consoles and PCs.  As the technology of the hardware has advanced, the software has similarly advanced, with faster and more complex images, more lifelike animation and sound effects and more intricate scenarios.  The larger data storage capacity of disc-based media for systems such as PS2, Xbox and GameCube enables them to provide richer content and longer play than previous platforms.  This new generation of systems is based primarily on 128-bit technology.  The latest handheld platform, GBA, uses 32-bit technology.

(2)                                  Red Faction, Summoner, Splashdown, Heavy Iron Studios®, Helixe, Outrage® Games, Pacific Coast Power & Light Co.®, ValuSoft®, Volition, Inc.®, THQ Wireless™ Inc., Rainbow Studios™and Rainbow Multimedia, Cranky Pants Games™ and  Relic® and Relic Entertainment  are trademarks and/or registered trademarks of THQ Inc.  All other trademarks are property of their respective owners.

The following table sets forth select information on a sample of the platforms for which we have published titles:

Manufacturer	Product Name	Date of U.S. Introduction	Media Format	Technology
Sony	PlayStation	1995	CD-ROM Disc	32-bit
Nintendo	Nintendo 64	1996	Cartridge	64-bit
Nintendo	Game Boy Color	1998	Cartridge	16-bit (portable)
Sony	PlayStation 2	2000	DVD-ROM Disc	128-bit
Nintendo	Game Boy Advance	2001	Cartridge	32-bit (portable)
Nintendo	GameCube	2001	Proprietary Disc	128-bit
Microsoft	Xbox	2001	DVD-ROM Disc	128-bit
Nintendo	Game Boy Advance SP(1)	2003	Cartridge	32-bit (portable)

(1)                                  Since the Nintendo Game Boy® Advance and the Nintendo Game Boy® Advance SP use the same cartridges and SKUs, we do not differentiate between the two products within this Annual Report.

PS2

Sony released the PS2 console in Japan in March 2000, in North America in October 2000, and in Europe in November 2000.  The PS2 console is a 128-bit DVD-based system that is internet and cable ready, as well as backward compatible with games published for its predecessor, the PS1.  We have published and are currently developing numerous products for the Sony PS2.

Xbox

Microsoft launched the Xbox console in North America in November 2001, in Japan in February 2002, and in Europe in March 2002.  The Xbox video game system is a 128-bit DVD-based system.  We have published and are currently developing several products for Xbox.

GameCube

Nintendo launched the GameCube console in Japan in September 2001, in North America in November 2001, and in Europe in May 2002.  The GameCube plays games that are manufactured on a proprietary optical disk.  We have published and are currently developing several products for the GameCube.

GBA

Nintendo launched the handheld GBA platform in June 2001 and GBA SP, which is a front-lit screen version of GBA, in March 2003.  We have published numerous games for GBA and are the leading independent publisher of games for GBA.

Software for each new platform requires different standards of design and technology to fully exploit the platform’s capabilities.  The introduction of new platforms also requires that game developers devote substantial additional resources to product design and development.

Business Strategy

Our corporate goal is to expand market share while increasing profitability.  We believe that our success in the following strategic initiatives will position us well to exploit growth opportunities in our market:

•                       Build a well-diversified product portfolio across brand, genre, and platform.  Due to constantly changing consumer demand and hardware platforms, we believe it is important to offer a diversified portfolio of titles.  We have worked to grow and diversify our product portfolio by securing additional content licenses, creating our own brands and content, seeking out unique co-development relationships (e.g. with Nickelodeon and Sega), and supporting multiple platforms.  Through licensing agreements, we have diversified our portfolio of popular licensed properties to include the Disney/Pixar properties Disney/Pixar’s Finding Nemo; The Incredibles, which is expected to be released this holiday season; and Cars, which is expected to be released during the 2005 holiday season; Nickelodeon properties such as The Fairly OddParents and SpongeBob SquarePants; Hot Wheels; Power Rangers; Scooby-Doo; Sonic the Hedgehog; World Wrestling Entertainment; as well as others.  Our titles span a wide spectrum of game genres.  We currently develop and publish for the major interactive entertainment hardware platforms.  In July 2002, we expanded our product portfolio to include value PC titles with the acquisition of ValuSoft, Inc. (“ValuSoft”).  Our product offerings in the fiscal year ending March 31, 2005 will reflect our development efforts in high-end PC core gamer titles as well.  We will continue to work towards building a well-

diversified product portfolio by obtaining additional licenses, increasing our internal brands, and publishing titles across multiple platforms.

•                       Establish strong technology and internal development capabilities.  We believe it is important for us to expand our internal development capabilities, to increase ownership of technology and create intellectual properties.  We have increased our internal development capabilities through the acquisition or formation of development studios, consisting of Cranky Pants GamesTM (“Cranky Pants”), Heavy Iron Studios® (“Heavy Iron”), HelixeTM, Pacific Coast Power & Light Co.® (“PCP&L”), Rainbow Multimedia Group, Inc. (also known as Rainbow StudiosTM (“Rainbow”)), THQ Australia StudiosTM Pty. Ltd., and Volition, Inc.® (“Volition”).  In April 2004, we acquired a new studio in Canada, Relic® Entertainment Inc. (“Relic”).  Since 2001, we have launched internally-developed games, including MX Superfly featuring Ricky, Carmichael, MX Unleashed, Red Faction®II, Summoner®2, Scooby-Doo! Night of 100 Frights, Splashdown®;Rides Gone WildTM, SpongeBob SquarePants; Battle for Bikini Bottom, and WWE Crush Hour. We will continue to expand our internal development capabilities by selectively acquiring or establishing development studios.

•                       Expand global product development.  We believe it is important for our business to establish global product development presence.  We have implemented a product development initiative that resulted in the globalization of our product development staff.  The staff is located in three separate locations – United States, United Kingdom, and Australia – and manages the development of product both internally-developed through our eight development studios as well as externally-developed through independent developers.  The three product development groups are each comprised of technical, creative, project management and quality assurance teams.  This structure allows us to more effectively work with product development talent worldwide and improve product quality.

•                       Expand internationally.  International markets represent a significant growth opportunity for us.  We operate offices in the United Kingdom, Germany, France, Australia, Korea, and Switzerland, and distribute our products in 65 other countries and territories.  We have a dedicated group that adapts our titles for international markets by localizing language and other cultural features.  We will continue to expand internationally by establishing offices in new territories, developing and acquiring content that has international appeal, possibly acquiring foreign development studios and targeting wireless gaming applications to appropriate foreign markets.

•                       Prudently invest in emerging applications such as wireless gaming.  We are pursuing opportunities within wireless gaming that we believe will allow us to benefit from the rapid growth projected for this emerging market while remaining consistent with our focus on profitability.  We are establishing relationships with wireless operators and wireless content providers worldwide.  We have recently entered into license agreements with the National Football League (“NFL”) and the National Hockey League (“NHL”) and their respective players’ associations to develop a new selection of officially licensed mobile content based on the teams and players of the NFL and the NHL.  We have also recently renewed our license agreement with the Major League Baseball (“MLB”) and the Major League Baseball Players Association (MLBPA).

•                       Increase profit margins through improved execution and disciplined management.  Profitability continues to be a leading corporate focus.  We continue to (i) utilize ordering and inventory controls to reduce inventory risk; (ii) proactively work with key customers to manage inventories, reduce the need for allowances or price protection, accelerate cash collection, and reduce accounts receivable; (iii) scrutinize costs and manage corporate overhead; and (iv) build an experienced management team and a financial and operating system infrastructure based on sophisticated technology.  We believe that our continued emphasis on these practices will help us increase profitability and stockholder value in the future.

We intend to continue pursuing potential acquisition transactions consistent with these strategies.  In addition, in order to create a closer relationship with independent developers, we may from time to time make investments or acquire interests in independent developers.

Intellectual Property Licenses

Our strategy includes the creation of exciting games based upon licensed properties that have attained a high level of consumer recognition or acceptance.  We have relationships with a number of well-known licensors, including Disney, Disney/Pixar, Mattel, Nickelodeon, Sega, Warner Bros, and World Wrestling Entertainment.  Additionally, THQ Wireless has established licensing relationships with the NFL and NHL and their respective players’ associations and has recently renewed its licensing agreement with MLB.

We pay royalties to our property licensors that generally range from 3% to 20% of our net sales of the corresponding title.  We typically advance payments against minimum guaranteed royalties over the license term.  License royalties are usually higher for properties with proven popularity and less perceived risk of commercial failure.  To the extent competition intensifies for licenses of highly-desirable properties, we may encounter difficulty in obtaining or renewing these licenses.  Licenses are of variable duration, may be exclusive for a specific title or line of titles, and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels.  Other licenses are not renewable upon expiration, and it cannot be assured that we and the licensor will reach agreement to extend the term of any particular license.

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

Intellectual Property Rights

Our business is based on the creation, acquisition, exploitation, and protection of intellectual property rights.  Each game we release embodies a number of separately protected intellectual property rights of the manufacturer, the property licensor and, to a lesser extent, the external developer and THQ.  In the case of games based upon licensed content, the licensor of the property owns the trademarks, trade names, copyrights and other intellectual property rights relating to the property on which the game is based.  In the case of games based upon internally-created property, we own or co-own such rights.  The manufacturer owns the patents and substantially all of the other intellectual property embodied in the product; and the developer, whether internal or external, often owns proprietary tools and technology embedded in the game software.  While we own the game software embodied in the product, we believe that such software has little independent economic value.  Accordingly, we often must rely on the manufacturer and, in the case of licensed content, the property licensor with respect to protection from infringement of the property rights by third parties.

Each manufacturer incorporates security devices in its platforms and products to prevent unlicensed use.  In addition, Nintendo requires its licensees to display the trademarked Nintendo Seal of Approval to notify the public that the game has been approved by Nintendo for use with a Nintendo platform.

Platform Licenses

Our business is dependent on our license agreements with the manufacturers.  All of these licenses are for fixed terms and are not exclusive.  Each license grants us the right to develop, publish and distribute titles for use on such manufacturer’s platform(s), and requires that each such title be approved by the manufacturer prior to development of the software.  For a further description, see Note 1 – “Description of Business – Platform License Agreements” in our Notes to Consolidated Financial Statements.

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

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2006
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2005
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2004
Nintendo	Game Boy Advance	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube	Europe, Australia and New Zealand	April 2006
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005
Sony	PlayStation 2	United States and Canada	March 2005(1)
Sony

PlayStation 2

Europe, Australia, New Zealand, certain countries in Africa and the Middle East

March 2005(2)

Sony	PlayStation and PlayStation 2	Korea	March 2006(1)
Microsoft	Xbox	(3)	November 2004

(1)           The PS2 Licensed Publisher Agreement provides for an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.

(2)           The PS2 Licensed Publisher Agreement provides for  an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.

(3)           The territory is determined on a title-by-title basis.

Nintendo charges us an amount for each Nintendo Game Boy Advance and Game Boy Color cartridge manufactured.  This amount varies based, in part, on the memory capacity of the cartridges.  Nintendo, Sony and Microsoft console agreements include a charge for every disc manufactured.  The amounts charged by the manufacturers for both console discs and handheld cartridges include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion.  The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging.

In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale, or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from the manufacturer and incorporated in the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters.  If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to, in turn, indemnify us.  Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

Products

Some of our individual titles make up a substantial portion of our gross sales.  The following list identifies games that generated more than 10% of our gross sales during the fiscal year ended March 31, 2004, the twelve months ended March 31, 2003, and the calendar years ended December 31, 2002 and 2001:

•                       In fiscal year ended March 31, 2004, no title generated more than 10% of our gross sales.

•                       In the twelve-month period ended March 31, 2003, WWE SmackDown! Shut Your Mouth for the Sony PS2 generated 12.2% of our gross sales.

•                       In the year ended December 31, 2002, WWE SmackDown! Shut Your Mouth for the Sony PS2 generated 10.8% of our gross sales.

•                       In the year ended December 31, 2001, WWF SmackDown! “Just Bring It” for the Sony PS2 generated 14.6% of our gross sales.

Our sales are made directly to retailers and independent distributors.  We distribute our games primarily to mass merchandisers and national retail chain stores, including Wal-Mart (representing 19% of gross sales in the fiscal year ended March 31, 2004) and Toys “R” Us (representing 7% of gross sales in the fiscal year ended March 31, 2004).  Some of our other retailers include Target, Best Buy, GameStop, Electronics Boutique, KB Toys, and Game Stores Group Ltd.  Sales to our ten largest customers collectively accounted for approximately 54% and 60% of our gross sales in the fiscal year ended March 31, 2004 and the twelve-month period ended March 31, 2003 (unaudited), respectively; and 67% of our gross sales in the three months ended March 31, 2003; and 64% of our gross sales in each of the years ended December 31, 2002 and 2001.  Most of our customers do not have written agreements or understandings which commit them to make purchases from us.

Revenue Fluctuations and Seasonality.  We have experienced, and will likely continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors.  The software market is highly seasonal, with sales typically significantly higher during the quarter ending December 31st (due primarily to the increased demand for interactive games during the year-end holiday buying season).  Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms, and the accuracy of retailers’ forecasts of consumer demand.  Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations.  There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

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

Software Design and Development

We produce products internally based on original and licensed content.  Internal, original products include MX Unleashed and Red Faction.  Internally created products based upon licensed materials include Heavy Iron Studios’ development of SpongeBob SquarePants and Scooby-Doo!. The products produced internally are designed and created by employees at our eight studios: Cranky Pants, Heavy Iron, Helixe, PCP&L, Rainbow, Relic, THQ Australia Studios, and Volition.  Our studios are staffed by producers, game designers, software engineers, artists, animators and game testers.

For certain internally developed concepts, we contract with independent software developers to conceptualize and develop games under our supervision and may own the intellectual property.  We pay the independent developer a development fee in advance.  Once we have recouped the expenses of the development fee, the independent developers generally receive a contingent compensation based on a percentage of net sales.

We also contract with independent software developers to conceptualize and develop properties, under our supervision, based upon either original concepts created by the developer or licenses we acquire.  For these products, we generally pay either a development fee or royalty compensation based upon actual sales.  The royalty compensation is based upon a percentage of net sales, ranging from 4% to 20%.  We typically pay our independent developers installments of the development fee (and, in the case of royalty compensation, advances against future royalty payments) based either on specific development milestones or on agreed-upon payment schedules.  The intellectual property is owned by either the developer or the licensor.

Whether a game is developed internally or externally, upon completion of development, each game is extensively play-tested by us and sent to the manufacturer for its review and approval.  Related artwork, user instructions, warranty information, brochures and packaging designs are also developed under our supervision.  The development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from 12 to 24 months for console games and PC products and seven to 12 months for handheld games.  This relatively long development cycle requires that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.

Manufacturing

Other than games that we release for sale on PCs, all of our home interactive entertainment products are manufactured for us by the manufacturers or their authorized vendors.  We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer and prepaying the manufacturer, opening either a letter of credit in favor of the manufacturer or utilizing credit granted by the manufacturer.  We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing, and manufacture.  Nintendo typically delivers products to us within 10 to 60 days of its receipt of an order and a payment or corresponding letter of credit.  Sony typically delivers products to us within 10 to 24 days.  Microsoft’s authorized vendors typically deliver products to us within 10 to15 days.

We are required by the platform licenses to provide a standard defective product warranty on all of the products sold.  Generally, we are responsible for resolving, at our own expense, any warranty or repair claims.  We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Marketing, Sales and Distribution

We are dependent on the popularity of our games based on licensed properties and positive awareness of our original game concepts to attract customers and to obtain shelf space in stores.  Our domestic sales activities are directed by our Senior Vice President – North American Sales and Distribution, who maintains contact with major retail accounts and manages the activities of our internal sales staff.  Our marketing activities are directed by our Senior Vice President – Worldwide Marketing, who manages the activities of our worldwide internal marketing staff.  The Senior Vice President – North American Sales and Distribution and the Senior Vice President – Worldwide Marketing report to our Chief Operating Officer.

North American Sales.  Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3).  We also conduct print and cooperative retail advertising campaigns for most titles and prepare promotional materials, including product videos, to increase awareness among retailers and consumers.

Our marketing efforts for products released in the fiscal year ended March 31, 2004 included national television, print, radio and Internet advertising. and promotional campaigns.  Products shipped in fiscal year 2004 that received television support included WWE SmackDown! Here Comes the Pain, Disney/Pixar’s Finding Nemo, WWE Wrestlemania X9, Big Mutha Truckers, Jimmy Neutron Jet Fusion, Hot WheelsTM World RaceTM , Pride FC, SpongeBob SquarePants: Battle for Bikini Bottom, Sphinx and the Cursed Mummy™, Splashdown®:Rides Gone Wild™, Tak and the Power of Juju, MX Unleashed.  Our games were supported by promotions such as trailers, demo discs, over-sized boxes, standees, posters, and pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, rebates and contests with national packaged goods companies and fast food restaurants, and co-marketing efforts with the hardware manufacturers.  Product public relations for the fiscal year included cover, feature, preview, review and round-up coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets.  Additionally, we continue to increase our corporate public relations efforts, establishing relationships with leading technology and business reporters.

We utilize electronic data interchange with most of our major domestic customers in order to (i) efficiently receive, process, and ship customer product orders; and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers.  The electronic data interchange system is integrated with our enterprise resource planning system, which allows for further efficiencies in the items mentioned above.  We ship most of our products to our domestic customers from public bonded warehouses located in Ohio, Michigan, Minnesota and Canada.

The domestic retail price for our titles currently ranges between $20 and $35 for Game Boy Advance, between $10 and $15 for PS1, between $20 and $55 for PS2, between $20 and $55 for Xbox, between $20 and $55 for GameCube, and between $10 and $55 for PC games.  The domestic retail price for Game Boy Color titles is currently $20.

International Sales.  Our international sales activities are directed by our Vice President European Publishing and our Vice President Asia-Pacific Publishing via our international offices in the United Kingdom, France, Germany,

Australia, and Korea.  The Vice President European Publishing and Vice President Asia-Pacific Publishing report to our Chief Operating Officer.  International offices market and distribute direct-to-retail customers and through sub-distributors in both their home territories and to 65 additional territories.

Agreement with JAKKS Pacific, Inc. / Relationship with WWE

In June 1999, we entered into an agreement with JAKKS Pacific, Inc. (“JAKKS”) that governs our relationship with respect to the World Wrestling Entertainment license we jointly obtained from World Wrestling Entertainment, Inc. (“WWE”).  This agreement with JAKKS was amended in January 2002.  Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games, pursuant to the license from WWE.  The principal terms of this operating agreement are as follows:

•                       We are responsible for funding all operations of the venture, including all payments owed to WWE.

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

•                       We are responsible for the day-to-day operations of the venture.  We are responsible for development, sales and distribution of the WWE-licensed games, and JAKKS is responsible for the approval process and other relationship matters with WWE.

For financial reporting purposes, we are deemed to control the venture; therefore, all venture operating results are consolidated with our results.

In November 2001, through the venture with JAKKS, we entered into an amendment to expand the WWE license to include exclusive rights to other wrestling content produced by the WWE.  In exchange for these rights we have agreed to increase the minimum guarantee payable to WWE through December 31, 2013.

Geographic Information

We operate in one reportable segment in which we are a developer and publisher of interactive entertainment software for the leading hardware platforms in the home video game market.  Wireless gaming may become a new reportable segment as our activity in this market increases.  The following information sets forth geographic information on our sales generated by our regional offices for the fiscal years ended March 31, 2004 and 2003 (unaudited), and the years ended December 31, 2002 and 2001 (also See Note 18 to the consolidated financial statements for additional geographic information on our sales and long-lived assets):

Net Sales by Territories

(In Thousands)

	Fiscal Year Ended March 31, 2004	Twelve Months Ended March 31, 2003	Years Ended December 31,
			2002	2001
		(Unaudited)
North America	$453,426	$358,233	$358,124	$262,676

United Kingdom	88,325	61,189	67,218	60,240
Germany	44,571	22,205	26,051	25,517
France	28,961	11,986	14,556	18,185
Asia Pacific	25,563	14,034	14,580	12,374
International Total	187,420	109,414	122,405	116,316
Consolidated	$640,846	$467,647	$480,529	$378,992

International operations create additional risks for our business, including internal controls over financial reporting.  For additional risks, see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Competition

The interactive entertainment software industry is intensely competitive.  We compete with hardware manufacturers for both property licenses and software sales.  These companies typically publish for their platform and may increase their own software development efforts.  As a result of their commanding positions in the industry as the manufacturers of platform hardware and publishers of software for their platforms, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and purchases than any of their licensees, including THQ.

In addition to the manufacturers, our competitors include publishers and developers of interactive entertainment software, such as Activision, Atari, Capcom, Electronic Arts, Take-Two Interactive Software, and Vivendi Universal.

At various times, toy companies, large software companies, movie studios, and others have entered the video game market, resulting in greater competition for us.  Additionally, many of our competitors are developing wireless interactive games and interactive networks that will be competitive with our interactive products.

Each of the manufacturers has a broader software line and greater financial, marketing, and other resources than we do, as do some of our other competitors.  Accordingly, some of our competitors may be able to market their software more aggressively or make higher offers or guarantees in connection with the acquisition of licensed properties or agreements with external developers.

Competition is intense among an increasing number of newly-introduced entertainment software titles and hardware systems for adequate levels of limited retail shelf space and promotional support and resources.  Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures from time to time to maintain sales of our titles.  Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers.  Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive.  Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins.

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

Recent Developments

In April 2004 we acquired Relic, a development studio located in Canada.  Also, In April 2004, we announced that THQ Wireless purchased a controlling interest in Minick Holding AG (“Minick”), a European-based mobile applications and billing expert.

Employees

As of March 31, 2004, we had 796 full-time employees, of whom 609 are located in the United States; 59 are located in the United Kingdom; 56 are located in Germany; 21 are located in France; 45 are located in Australia; 4 are located in Korea; and 2 are located in Singapore.  None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we consider our relations with employees to be favorable.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act  are available to the public free of charge over the Internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov.  You can also view our Code of Business Conduct and Ethics and our Code of Ethics for Executive Officers and Other Senior Financial Officers free of charge on the corporate governance section of our website.  If we make any substantive amendments to our Code of Ethics for Executive Officers and Other Senior Financial Officers or if any waivers of such code are granted, we will post them on our web site.  Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC.  You may also read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.            PROPERTIES

At March 31, 2004, we leased and occupied the facilities listed below:

Location of Offices	Approximate Square Footage	Use
Calabasas Hills, California	104,000	Executive, sales and marketing, product development and administrative offices

Champaign, Illinois	11,500	Software development studio

Woking, England	25,000	Sales and marketing, product development and administrative offices

Culver City, California	16,800	Software development studio

Krefeld, Germany	14,000	Sales and marketing, and administrative offices

Phoenix, Arizona	13,500	Software development studio

Santa Clara, California	12,000	Software development studio

Kirkland, Washington	8,300	Software development studio

Lexington, Massachusetts	7,000	Software development studio

Melbourne, Australia	5,100	Sales and marketing and administrative offices

Waconia, Minnesota	5,000	Sales and marketing, product development and administrative offices

Paris, France	4,500	Sales and marketing and administrative offices

Spring Hill, Australia	3,400	Software development studio

Seoul, Korea	1,000	Sales, marketing and administrative offices

Zollikon, Switzerland	900	Sales and marketing

In addition to the leased facilities listed above, we also own 10,820 square feet of office space located in Phoenix, Arizona.

On February 27, 2003, we entered into a lease agreement with an entity partially owned by the head of one of our development studios.  The lease is for approximately 29,000 square feet of office space which is occupied by the development studio in Champaign, Illinois as of June 1, 2004.

We believe that these facilities are adequate for our current needs.  We believe that suitable additional or substitute space will be available as needed to accommodate our future needs.

Item 3.            LEGAL PROCEEDINGS

On July 11, 2003 we were informed by the staff of the Securities and Exchange Commission (the “SEC”) that the SEC is conducting a non-public formal investigation entitled “In the Matter of Certain Video Game Manufacturers and Distributors.”  In connection with the investigation, the SEC requested information from us.  The SEC staff has informed us that other companies in the video game industry have received similar requests for information.  The investigation appears to be focused on certain accounting practices, with specific emphasis on revenue recognition.  The SEC has advised us that its investigation is non-public and should not be construed as an indication from the SEC or its staff that any violations of the law have occurred, nor should it reflect negatively upon any person, entity or security.  We responded to the SEC’s request for information in September 2003 and intend to cooperate fully with any further requests from the SEC in its investigation.

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SHARES

The common stock is quoted on the NASDAQ National Market under the symbol “THQI.”  The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

	Closing Sales Prices
	High	Low
Fiscal 2004 (4/1/03 – 3/31/04)
First Quarter ended June 30, 2003	19.50	12.84
Second Quarter ended September 30, 2003	19.52	15.46
Third Quarter ended December 31, 2003	18.59	14.82
Fourth Quarter ended March 31, 2004	20.30	15.94
Transition 2003
Three-Month Transition Period ended March 31, 2003	14.18	11.15
2002
First Quarter ended March 31, 2002	34.79	26.29
Second Quarter ended June 30, 2002	36.17	28.05
Third Quarter ended September 30, 2002	27.79	19.82
Fourth Quarter ended December 31, 2002	23.17	12.22

The last reported price of our common stock on June 4, 2004, as reported by NASDAQ National Market, was $21.90 per share.

Holders

As of June 4, 2004 there were approximately 284 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future.  Our principal banking agreement provides that we will not pay any cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2004 is as follows (amounts in thousands, except per share amounts):

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,779,246		$18.65	5,793,627
Equity compensation plans not approved by security holders	2,180,600	(1)	$15.63	110,005
Total	6,959,846		$17.70	5,903,632

(1)                                  Represents the aggregate number of shares of THQ Common Stock to be issued upon exercise of individual compensation arrangements with employee and non-employee option and warrant holders.  The outstanding options were primarily granted under the Company’s Third Amended and Restated Nonexecutive Employee Stock Option Plan (the “NEEP” Plan”).  For a description of the material features of the NEEP Plan, see Note 11 - “Stock Option Plans” in the notes to the consolidated financial statements.

Option Exchange Program

At the annual meeting held on August 12, 2003, our stockholders approved the Option Exchange Program (the “Program”).  Under the Program, eligible employees, excluding all of our executive officers and directors, were offered a one-time opportunity to exchange certain “out-of-the-money” stock options to purchase a lesser number of shares of common stock at a new exercise price per share.  Options that were eligible for exchange in the Program were options granted under either our 1997 Stock Option Plan or our Nonexecutive Employee Stock Option Plan that had exercise prices equal to or greater than $27.00 per share.  The opportunity to elect to exchange eligible options expired on December 15, 2003 (the “Exchange Date”).

The following table shows the specific number of shares, by exercise price, that participants in the Program had to surrender to receive a replacement option to purchase one share of common stock:

EXERCISE PRICE PER SHARE	EXCHANGE RATIO (SURRENDERED TO NEW)
$27.00 to $33.00	1.5-for-1
$33.01 and above	1.75-for-1

As of the Exchange Date, options to purchase 1,494,614 shares of THQ common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, were held by employees eligible to participate in the Program.  On the Exchange Date, pursuant to a Tender Offer Statement on Schedule TO (the “Offer”) filed with the Securities and Exchange Commission (“SEC”) on November 14, 2003, as amended by Amendment No. 1 to the Offer filed with the SEC on December 4, 2003, we accepted for cancellation options to purchase 1,216,903 shares of our common stock, which represented approximately 81% of all eligible options.  Subject to the terms and conditions of the Offer, as amended, we will grant replacement options to purchase approximately 769,000 shares of our common stock in exchange for the options cancelled through the Program.  We plan to grant the new options on June 21, 2004.  The replacement options will have an exercise price per share equal to the closing price of a share of our common stock on the Nasdaq Stock Market on the grant date of such replacement options.

Securities Issued in Private Transactions

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information, as of March 31, 2004, with respect to purchases of THQ Common Stock by the Company:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans(2)
Year ended December 31, 2002	1,671,530	14.96	1,671,530	1,886,792
Transition 2003	568,307	13.65	568,307	1,321,292
August 2003	512,198	15.61	512,198	457,229
December 2003	196,893	15.24	196,893	308,908
Total	2,948,928	14.87	2,948,928	1,544,696

(1)                                  On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of shares of our common stock, bringing the total authorized to $75.0 million.  As of March 31, 2004, we have repurchased 2,949,000 shares of our common stock for $43.8 million, leaving $31.2 million available for future repurchases.   There is no expiration date for the authorized repurchases.

(2)                                  Based upon the closing price of THQ Common Stock on March 31, 2004.

Item 6.            SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.  Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31.  The change resulted in a three-month transitional period ended March 31, 2003.  References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003. Since the change in fiscal year end affects the comparability of the information reflected in the selected financial data, we have included unaudited results for the period from April 1, 2002 through March 31, 2003.  Other than this unaudited period, the selected consolidated financial data presented below as of and for each of the fiscal years and Transition 2003 in the five-year period ended March 31, 2004 are derived from our audited consolidated financial statements.  The Consolidated Balance Sheets as of March 31, 2004, March 31, 2003 and December 31, 2002 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal year ended March 31, 2004, the twelve months ended March 31, 2003 (unaudited), Transition 2003, and the four years ended December 31, 2002, 2001, 2000, and 1999, and the reports thereon, are included elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)

	Years Ended March 31,		Transition 2003(b)	Years Ended December 31,
	2004(a)	2003		2002(c)	2001	2000(d)	1999
		(Unaudited)
Net sales	$640,846	$467,647	$66,800	$480,529	$378,992	$347,003	$303,483
Costs and expenses:
Cost of sales	229,218	178,291	26,378	185,593	154,898	140,699	134,563
License amortization and royalties	71,132	38,988	5,576	40,476	33,144	34,675	28,858
Software development amortization	105,632	84,916	12,018	83,698	35,144	42,875	19,512
Product development	36,850	36,531	8,899	34,696	17,774	18,605	15,511
Selling and marketing	92,475	70,978	14,294	66,443	46,745	42,446	35,440
Payment to venture partner	9,675	9,218	644	10,146	8,673	17,707	6,119
General and administrative	47,006	36,794	8,442	34,993	28,470	20,076	14,970
Total costs and expenses	591,988	455,716	76,251	456,045	324,848	317,083	254,973
Income (loss) from operations	48,858	11,931	(9,451)	24,484	54,144	29,920	48,510
Interest income, net	2,378	4,833	878	5,277	2,572	1,323	1,109
Other income (expenses)	4,000	(12,409)	(2,403)	(10,006)	—	—	—
Income (loss) before income taxes	55,236	4,355	(10,976)	19,755	56,716	31,243	49,619
Income taxes	19,397	1,812	(3,290)	6,761	20,703	13,054	18,293
Net income (loss)	$35,839	2,543	$(7,686)	$12,994	$36,013	$18,189	$31,326
Net income (loss) per share — basic	$0.94	$0.07	$(0.20)	$0.33	$1.10	$0.60	$1.10
Net income (loss) per share — diluted	$0.92	$0.06	$(0.20)	$0.32	$1.01	$0.56	$0.99
Shares used in per share calculation — basic	38,186	39,018	38,319	39,203	32,717	30,136	28,560
Shares used in per share calculation — diluted	39,004	40,552	38,319	41,243	35,623	32,352	31,796

BALANCE SHEET DATA

(In thousands)

	March 31,		Transition	December 31,
	2004	2003	2003	2002	2001	2000	1999
Working capital	$309,633	$286,899	$286,899	$320,588	$319,605	$110,269	$91,860
Total assets	$527,151	$472,949	$472,949	$537,860	$487,966	$229,949	$184,057
Lines of credit	$—	$—	$—	$—	$—	$15,473	$16,702
Stockholders’ equity	$438,592	$396,413	$396,413	$408,866	$398,862	$132,125	$108,306

Notes:

The table above reflects the May 1999 pooling of interests with PCP&L, the December 1999 pooling of interests with Genetic Anomalies, and the August 2000 pooling of interests with Volition.  All prior period information has been restated accordingly.

(a)          Net income includes a $4.0 million benefit for a settlement of dispute with directors’ and officers’ insurance carrier.

(b)         Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. (See – “Note 8 – Other Long-Term Assets”).  We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

(c)          Net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for “WWF”-branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc. and a charge of $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

(d)         Net income includes a charge of $5.9 million, net of tax related to a regular asset impairment review and also as a result of changing technology in the video game market.  The charge consisted of costs associated with software development and related costs for products that had been discontinued or whose values were deemed unrecoverable through future undiscounted cash flows.

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

THQ is a leading global developer and publisher of interactive entertainment software that is playable on the following platforms:

•                       Home video game consoles such as Sony PlayStation and Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube;

•                       Handheld platforms such as Nintendo Game Boy Advance;

•                       Personal computers; and

•                       Wireless devices.

Sony and Nintendo recently announced that they would be introducing new handheld gaming devices.  Sony’s PlayStation Portable (“PSP”) is currently expected to be released in March 2005, and the Nintendo DS potentially in late 2004.  We have products in development on both handheld platforms as well as the next generation platforms, and will launch them when the platforms are released.

Our business involves the development, marketing and sale of video game products, either internally, through co-development relationships, or by license.  We develop our products using our internal development resources and external development resources acting under contract with us, some of which are independent and in some of which we take an ownership position.  We typically select our external developers based on their track records and expertise in producing products in the same category.  One developer will often produce the same game for multiple platforms and will produce sequels to the original game.  We believe that selecting and using development resources in this manner allows us to strengthen and leverage the particular expertise of our internal and external development resources that we anticipate will add to the quality of our products.  In the United States, we primarily sell our products on a direct basis to mass merchandisers and national retail chain stores.  Our products are sold internationally in more than 70 countries, on a direct-to-retail basis and through sub- distributors.  We conduct our international activities through offices in the United Kingdom, France, Germany, Australia, and Korea.

Our profitability is directly affected by revenues from the sales of our video game software.  After the gross margin on the sales of our titles recoup development and marketing expenses for internally developed titles, the gross margin on the incremental net sales positively impacts our operating margin.  For externally developed titles, development fees are paid to third party developers.  Once the development fees are recouped, the gross margin less royalties on the incremental net sales directly impact our operating margin.

Consistent with our business strategy, our focus with respect to future game development will primarily be to continue to build a well-diversified product portfolio.  We are executing against our strategic plan to increase our share on PS2, Xbox and PC while maintaining our leadership position in the family and handheld market.  We plan to achieve this through the launch of high-quality new original properties for the mature and serious gamer as well as continuing to capture the mass-market consumer with titles based on well-known licenses.  In fiscal 2005 we intend to publish games from our leading franchises, including Disney/Pixar, WWE, Nickelodeon, Sega and Warner Brothers.  Upcoming titles being developed include games based on three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants Movie, and Warner Bros.’ Polar Express.  Additionally, our mass-market lineup in fiscal 2005 will include popular Nickelodeon titles such as The Fairly OddParents, Jimmy Neutron and Nicktoons.    We intend to continue to develop new original properties and core gamer titles as well, such as  Full Spectrum Warrior, which was released in June 2004, as well as the upcoming titles S.T.A.L.K.E.R.: Shadow of Chernobyl, Warhammer®40,000: Dawn of War, The Punisher and Destroy All Humans!.

In addition to acquiring or creating high profile games, we will also continue our focus on establishing strong technology and internal development capabilities.  In April 2004, we bolstered our internal development capabilities with the acquisition of Relic.  With the addition of Relic, our development operations now include 17 teams and nearly 400 people located in eight studios.  We are aggressively building on this base of talent and expect to spend an additional $10 million in product development in fiscal 2005, up from the $37 million spent in fiscal 2004.  These funds will be used to support current generation projects such as bringing development for key franchises in-house, as well as developing tools and establishing shared technologies for next-generation consoles and new handheld

devices.   We will also continue to work with independent studios, maintaining our balance of internally and externally developed content.

Our business strategy also includes investments in emerging applications, such as wireless gaming.  In fiscal 2004, THQ Wireless executed on its strategy of building relationships with many major carriers worldwide, securing content with leading brands and establishing a direct-to-consumer portal for games delivery.  THQ Wireless recently entered into agreements with the National Football League (NFL) and the National Hockey League (NHL) and their respective players’ associations to develop officially licensed mobile content based on the teams and players of the NFL and NHL. THQ Wireless also recently renewed its license agreement with Major League Baseball (MLB) and the Major League Baseball Players Association (MLBPA).  Additionally, in April 2004, THQ Wireless acquired a controlling interest in Minick, a European-based mobile applications and billing expert.  This acquisition gives THQ Wireless one of the largest direct-to-consumer billing and distribution network solutions in the world, building on its strength as a turnkey solution for consumers, carriers and handset manufacturers.

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

Allowances for price protection, returns and doubtful accounts.  We derive revenues from sales of packaged software for video game systems and personal computers and sales of software and services for wireless devices.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game system or personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue.  We analyze historical price protection granted, historical returns, current sell through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance.  In addition, management monitors the volume of our sales to retailers and distributors and their inventories, because slow-moving inventory in the distribution channel can result in the requirement for price protection or returns in subsequent periods.  In the past, actual price protection and returns have not generally exceeded our reserves.  However, actual price protection and returns in any future period are uncertain.  While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report.  In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease.  Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase.

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

For the fiscal year ended March 31, 2004, the three months ended March 31, 2003 and the calendar year ended December 31, 2002, we recorded allowances for future price protection, returns and doubtful accounts of approximately $121 million, $10 million, and $69.6 million, respectively.  The increase in fiscal 2004 in allowances for future price protection, returns and doubtful accounts is related to the increase in sales during the fiscal year and our estimate of future price protection and returns based on the factors discussed above. Additionally, during the fiscal year ended March 31, 2004 we recorded approximately $7 million of bad debt expense due to KB Toys’ filing for bankruptcy protection on January 14, 2004.  As of March 31, 2004, March 31, 2003, and December 31, 2002, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $52.4 million, $43.4 million and $59.9 million, respectively.

Licenses.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when actually paid rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities to the extent such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues or revised forecasted units fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of March 31, 2004, the net carrying value of our licenses was $22.2 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software Development.  We utilize both independent software developers and internal development teams to develop our software.  We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We evaluate technological feasibility on a title-by-title basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.  We capitalize the milestone payments made to independent software developers and the direct payroll costs for our internal development teams.

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of March 31, 2004, the net carrying value of our software development was $49.8 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Goodwill.  In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review.  According to our accounting policy, we also performed an annual review during the quarters ended June 30, 2003 and June 30, 2002, and in both reviews we found no impairment.  We will perform a similar review in future quarters ending June 30, or more frequently if indicators of potential impairment exist.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.  The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful.  Also, our revenues and earnings are dependent on our ability to meet our product release schedules.  Due to these and other factors described in the subsection entitled “Risk Factors” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” we may not realize the future net cash flows necessary to recover our goodwill.

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

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain

Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-1 in the year ended March 31, 2004; however, it did not have a material impact on the disclosures in our Consolidated Financial Statements.

Change in Fiscal Year

On February 13, 2003, we announced that the Board of Directors approved a change of our fiscal year end from December 31 to March 31, effective January 1, 2003.  This change resulted in a three month transitional reporting period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003.  This discussion compares: (i) the fiscal year ended March 31, 2004 (“fiscal 2004”) with the twelve months ended March 31, 2003 (unaudited); and (ii) our fiscal years ended December 31, 2002 and 2001 (“fiscal 2002” and “fiscal 2001”), respectively.

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales (In Thousands):

	Year Ended March 31,				Year Ended December 31,
	2004 (a)		2003 (b)(c)		2002 (c)		2001
			(Unaudited)
Net sales	$640,846	100.0%	$467,647	100.0%	$480,529	100.0%	$378,992	100.0%
Costs and expenses:
Cost of sales	229,218	35.8	178,291	38.1	185,593	38.6	154,898	40.9
License amortization and royalties	71,132	11.1	38,988	8.3	40,476	8.4	33,144	8.7
Software development amortization	105,632	16.5	84,916	18.2	83,698	17.4	35,144	9.3
Product development	36,850	5.8	36,531	7.8	34,696	7.2	17,774	4.7
Selling and marketing	92,475	14.4	70,978	15.2	66,443	13.8	46,745	12.3
Payment to venture partner	9,675	1.5	9,218	2.0	10,146	2.1	8,673	2.3
General and administrative	47,006	7.3	36,794	7.9	34,993	7.4	28,470	7.5
Total costs and expenses	591,988	92.4	455,716	97.5	456,045	94.9	324,848	85.7
Income from operations	48,858	7.6	11,931	2.6	24,484	5.1	54,144	14.3
Interest income, net	2,378	0.4	4,833	1.0	5,277	1.1	2,572	0.7
Other income (expense)	4,000	0.6	(12,409)	(2.6)	(10,006)	(2.1)	—	—
Income before income taxes	55,236	8.6	4,355	0.9	19,755	4.1	56,716	15.0
Income taxes	19,397	3.0	1,812	0.4	6,761	1.4	20,703	5.5
Net income	$35,839	5.6%	2,543	0.5%	$12,994	2.7%	$36,013	9.5%

(a)          Net income includes a $4.0 million settlement of dispute with directors’ and officers’ insurance carrier.

(b)         Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. (See – “Note 8 – Other Long-Term Assets”).  We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

(c)          Net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for “WWF”-branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc. and a charge of $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

The following table breaks down net sales by territory for the periods indicated as a percentage of total net sales (In Thousands):

Net Sales By Territory

	Year Ended March 31,				Year Ended December 31,
	2004		2003		2002		2001
			(Unaudited)
North America	$453,426	70.8%	$358,233	76.6%	$358,124	74.5%	$262,676	69.3%
United Kingdom	88,325	13.8	61,189	13.1	67,218	14.0	60,240	15.9
Germany	44,571	6.9	22,205	4.7	26,051	5.5	25,517	6.7
France	28,961	4.5	11,986	2.6	14,556	3.0	18,185	4.8
Asia Pacific	25,563	4.0	14,034	3.0	14,580	3.0	12,374	3.3
Total net sales	$640,846	100.0%	$467,647	100.0%	$480,529	100.0%	$378,992	100.0%

Results of Operations

Comparison of the Fiscal Year Ended March 31, 2004 to the Twelve Months Ended March 31, 2003 (Unaudited)

Net income for the fiscal year ended March 31, 2004 was $35.8 million or $0.92 per diluted share, on net sales of $640.8 million, as compared to $2.5 million or $0.06 per diluted share for the twelve months ended March 31, 2003 (unaudited), based on net sales of $467.6 million.  The increase in net income for fiscal 2004 is attributable to increased net sales, improved gross margin and leverage of our operating costs and expenses. Net income for fiscal 2004 was positively affected by a $4.0 million settlement of a dispute with our directors’ and officers’ insurance carrier.

Net Sales

The following table sets forth our net sales by platform for the fiscal year ended March 31, 2004 and the twelve months ended March 31, 2003 (unaudited):

Net Sales for the Years Ended (In thousands):

Platform	March 31, 2004		March 31, 2003		Increase/ (Decrease)	% Change
			(Unaudited)
Consoles
Sony PlayStation 2	$247,603	38.6%	$183,432	39.2%	$64,171	35.0%
Microsoft Xbox	71,132	11.1	18,709	4.0	52,423	280.2%
Nintendo GameCube	61,356	9.6	51,468	11.0	9,888	19.2%
Sony PlayStation	14,749	2.3	34,254	7.3	(19,505)	(56.9)%
	394,840	61.6	287,863	61.6	106,977	37.2%
Handheld
Nintendo Game Boy Color	1,621	0.2	20,480	4.4	(18,859)	(92.1)%
Nintendo Game Boy Advance	162,109	25.3	108,353	23.2	53,756	49.6%
	163,730	25.5	128,833	27.5	34,897	27.1%
PC CD-ROM	74,934	11.7	49,333	10.5	26,601	51.9%
Wireless	6,860	1.1	1,944	0.4	4,916	252.9%
Other	482	0.1	(326)	0.0	808	247.9%
Net Sales	$640,846	100.0%	$467,647	100.0%	$173,199	37.0%

Net Sales for the fiscal year ended March 31, 2004 increased 37% from the prior twelve-month period, from $467.6 million to $640.8 million.  There were several factors that affected the fiscal 2004 net sales performance. First, positively impacting our performance was an improvement in video game sales for consoles.  Net sales for the year ended March 31, 2004 for the three major console platforms: PS2, Xbox, and GameCube, increased 50% from the prior twelve-month period, from $253.6 million to $380.1 million and overall console sales increased 37.2%.

Consoles

Sony PlayStation 2 Net Sales (In thousands):

Fiscal Year Ended March 31, 2004	% of net sales	Twelve months ended March 31, 2003	% of net sales	% change in net sales
		(Unaudited)
$247,603	38.6%	$183,432	39.2%	35.0%

Net sales of video games for PS2 increased for the fiscal year ended March 31, 2004 due to new releases of WWE SmackDown! Here Comes the Pain, Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom, MX Unleashed, Scooby-Doo! Mystery Mayhem and the launch of two new original brands – Tak and the Power of Juju and Sphinx and the Cursed Mummy.  In the twelve-month period ended March 31, 2003, we released  WWE SmackDown!: Shut Your Mouth and Red Faction II for PS2.  We released 17 new SKUs in fiscal year 2004 compared to 11 SKUs in the prior twelve-month period.  The increases were also due to the higher installed base of PS2 hardware in fiscal 2004.

We expect net sales from PS2 products to continue to grow in fiscal 2005, but as net sales from these products increase, we expect our growth rates to decrease due to the maturity of the current hardware cycle.  However, all three major console platforms— PS2, Xbox and GameCube—have recently reduced their console prices to $149, which could increase demand for the consoles and thus for the video games.

Net sales of video games for Sony PS1 decreased in fiscal 2004, from $34.3 million in the twelve months ended March 31, 2003 to $14.7 million.  This decrease was attributable to the transition to newer generation console systems, such as PS2.  Although our PS1 products are playable on the PS2 console, we expect sales of PS1 titles to continue to decline in the future.

Microsoft Xbox Net Sales (In thousands):

Fiscal Year Ended March 31, 2004	% of net sales	Twelve months ended March 31, 2003	% of net sales	% change in net sales
		(Unaudited)
$71,132	11.1%	$18,709	4.0%	280.2%

Net sales of video games for Xbox increased for the fiscal year ended March 31, 2004 primarily due to sales of WWE Raw 2 and Disney/Pixar’s Finding Nemo.  Other significant releases included MotoGP2 and MX Unleashed.  WWE Raw was the only significant title launched in the previous twelve-month period.  The increase in net sales was also due to the higher installed base of Xbox hardware compared to the same period last year.  In total we released 16 SKUs during the current fiscal year compared to 5 SKUs in the same period last year.

We expect net sales from Xbox products to continue to be a significant portion of our total net sales in fiscal 2005; however, the growth rates should decrease due to the maturity of the current hardware cycle.  However, all three major console platforms— PS2, Xbox and GameCube—have recently reduced their console prices to $149, which could increase demand for the consoles and thus for the video games.

Nintendo GameCube Net Sales (In thousands):

Fiscal Year Ended March 31, 2004	% of net sales	Twelve months ended March 31, 2003	% of net sales	% change in net sales
		(Unaudited)
$61,356	9.6%	$51,468	11.0%	19.2%

Net sales of video games for GameCube for the fiscal year ended March 31, 2004 included releases of WWE Wrestlemania X9, SpongeBob SquarePants: Battle for Bikini Bottom and Tak and the Power of Juju.  We released 11 GameCube SKUs during the 2004 fiscal year compared to 10 SKUs in the same period in 2003.  Net sales for fiscal year ended March 31, 2004 also increased due to strong sales of Disney/Pixar’s Finding Nemo.

We expect net sales from GameCube products to increase moderately in fiscal 2005.

Handheld Platforms

The second factor positively affecting net sales for fiscal 2004 was increase in sales for GBA, a handheld platform.  Sales for GBA, increased 50%, from $108.4 million in the twelve-month period ended March 31, 2003 to $162.1 million in fiscal 2004.

Nintendo Game Boy Advance Net Sales (In thousands):

Fiscal Year Ended March 31, 2004	% of net sales	Twelve month period ended March 31, 2003	% of net sales	% change in net sales
		(Unaudited)
$162,109	25.3%	$108,353	23.2%	49.6%

Net sales of video games for GBA primarily increased for the fiscal year ended March 31, 2004 due to strong sales of Disney/Pixar’s Finding Nemo.  Other significant releases for the year included:  SpongeBob SquarePants:  Battle for Bikini Bottom, Tak & The Power of Juju, Sonic Battle and Banjo Kazooie.  The increase in net sales was also due to the higher installed base of GBA hardware compared to the same period last year.  The increase in hardware sales is due in part to Nintendo’s launch in March 2003 of the Game Boy Advance SP, which is a front-lit screen version of their GBA platform.  In total we released 33 SKUs during the current fiscal year compared to 24 SKUs in the same period last year.

We expect net sales from GBA products to continue to be a significant portion of our total net sales in fiscal 2005.  The launch of new handheld platforms (Nintendo DS and Sony PSP) may negatively impact demand for GBA and could result in decreased sales in this platform.

Sales of video games for the Nintendo Game Boy Color decreased from $20.5 million in the twelve-month period ended March 31, 2003 to $1.6 million in fiscal 2004.  The decrease in net sales was attributable to the transition to newer generation handheld systems.  Although our Game Boy Color products are playable on GBA hardware, we expect sales of Game Boy Color titles to continue to decline in the future.

PC CD-ROMs

The third factor positively affecting net sales in fiscal 2004 was sales of PC CD-ROMs.  Net sales for fiscal 2004 increased 52% from the prior twelve-month period, from $49.3 million to $74.9 million.

PC CD-ROM Net Sales (In thousands):

Fiscal Year Ended March 31, 2004	% of net sales	Twelve month period ended March 31, 2003	% of net sales	% change in net sales
		(Unaudited)
$74,934	11.7%	$49,333	10.5%	51.9%

Net sales of our PC CD-ROM games increased for the fiscal year ended March 31, 2004 primarily due to strong current year sales of Disney/Pixar’s Finding Nemo.   Increases in net sales during the current fiscal year were also due to strong sales of Valusoft’s PC CD-ROMs.  In total we released 52 PC CD-ROM SKUs published from our ValuSoft division and 16 other PC CD-ROM SKUs during the current fiscal year compared to 51 PC CD-ROM SKUs published by our ValuSoft division and 11 other PC CD-ROM SKUs in the same period last year.

Wireless

Wireless Net Sales (In thousands):

Fiscal Year Ended March 31, 2004	% of net sales	Twelve month period ended March 31, 2003	% of net sales	% change in net sales
		(Unaudited)
$6,860	1.1%	$1,944	0.4%	252.9%

Net sales of content for wireless devices increased from $1.9 million in the twelve-month period ended March 31, 2003, to $6.9 million in fiscal 2004, which primarily included wireless games content.  We expect net sales of wireless content to increase in fiscal 2005 as we expand our product offerings and relationships with the carriers.  In addition, we have recently entered into licensing agreements with the NFL and NHL and their respective players’ associations to develop mobile content based on the teams and players of each league, renewed our licence with the MLB and entered into a new licence with the MLBPA.

Forward-Looking Net Sales Information

The platform mix of our future net sales will be impacted by a number of factors, including the ability of hardware manufacturers to continue to increase their installed hardware bases, the introduction of new hardware platforms, and the timing of key product releases from our own product release schedule.  In fiscal 2004 and in the twelve months ended March 31, 2003, sales of video games for console platforms consisted of 62% of our net sales.  We expect that net sales from console titles will continue to represent the largest component of our net sales, with PS2 having the largest percentage of that business due to its larger installed hardware base.  In fiscal 2004, sales of video games for handheld platforms consisted of 26% of our net sales.  We are the leading independent publisher of games for GBA and we expect net sales from handheld titles to remain approximately one-quarter of our net sales.  With the expected introduction of Sony’s PSP in fiscal 2005, as well as the expected introduction of Nintendo’s GBA DS in fiscal 2005, we may see an increase in the percentage of our handheld business versus fiscal 2004.  Our net sales from PC titles will be primarily driven by our expanded product release schedule.  We expect net sales of wireless content to increase significantly in fiscal 2005 as we expand our product offerings and relationships with carriers.

Another factor that could affect fiscal year 2005 net sales performance is software and hardware pricing.  All three major console platforms, PS2, Xbox and Game Cube have reduced their console prices to $149, which could increase demand for the consoles and thus for the video games.  Pricing for premier titles is expected to hold; however, the increased installed base due to lower hardware prices should bring in the value-conscious consumer who targets the mid- to lower-tier priced titles.

Sales by Territory

The following table sets forth, for the fiscal year ended March 31, 2004 and the twelve months ended March 31, 2003, our net sales for the North America and international territories:

Net Sales for the Twelve Months Ended (In thousands)	March 31, 2004	March 31, 2003	Increase/ (Decrease)	% Change
		(Unaudited)
North America	$453,426	$358,233	$95,193	26.6%
International	187,420	109,414	78,006	71.3%
Net Sales	$640,846	$467,647	$173,199	37.0%

North America Net Sales

North America net sales comprised 71% of our net sales in fiscal 2004 and 77% of net sales for the twelve-month period ended March 31, 2003.  Total net sales in North America increased by 27% in fiscal 2004, from $358.2 million in the twelve-month period ended March 31, 2003, to $453.4 million.  The increase in North America net sales for the fiscal year ended March 31, 2004 as compared to the same period last year was due to:

•                       the success of Disney/Pixar’s Finding Nemo on all platforms;

•                       the release of WWE SmackDown: Here Comes The Pain for PS2, WWE Raw 2 for Xbox,   SpongeBob SquarePants: Battle for Bikini Bottom on all platforms,  Sonic Advance 2 for GBA and WWE Wrestlemainia X9 for GameCube;

•                       the domestic release of 81 SKUs(3) (excluding ValuSoft) in the current fiscal year compared to 63 SKUs (excluding ValuSoft) released in the same period of the prior year; and

•                       the higher installed base of all hardware platforms compared to the same period last year.

We expect North America net sales to continue to constitute the largest portion of our net sales in fiscal 2005.

International Net Sales

International net sales increased by 71% for the fiscal year ended March 31, 2004 as compared to the prior twelve-month period, from $109.4 million to $187.4 million.  The strengthening of foreign currencies, primarily the Great British Pound (“GBP”) and the European Currency Unit (“Euro”), increased reported international sales by $23.5 million or 22%.  Based on reported amounts, the increase in net sales was primarily due to:

•                       the release on all platforms of Disney/Pixar’s Finding Nemo in all of our international territories;

•                       success of WWE SmackDown: Here Comes the Pain for PS2; and

•                       the release of three SKUs focused on our international territories – Broken Sword 3 for PS2, Xbox, and PC CD-ROM, and MotoGP 2 and Yager for both Xbox and PC CD-ROM.

(3)   A SKU or “Stock Keeping Unit,” is a version of a title designed for play on a particular platform and intended for distribution in a particular territory.

Costs and Expenses, Net Interest Income, Other Income (Expenses) and Income Taxes

The following table sets forth information about our costs and expenses, net interest income, other income (expenses) and income taxes for the periods indicated as a percentage of total net sales:

	Percent of Net Sales
	Twelve Months Ended March 31,
	2004	2003
		(Unaudited)
Costs and expenses:
Cost of sales	35.8%	38.1%
License amortization and royalties	11.1	8.3
Software development amortization	16.5	18.2
Product development	5.8	7.8
Selling and marketing	14.4	15.2
Payment to venture partner	1.5	2.0
General and administrative	7.3	7.9
Total costs and expenses	92.4	97.5
Income from operations	7.6	2.5
Interest income, net	0.4	1.0
Other income (expense)	0.6	(2.6)
Income before income taxes	8.6	0.9
Income taxes	3.0	0.4
Net income	5.6%	0.5%

Costs and expenses for the fiscal year ended March 31, 2004 increased over the prior twelve-month period, from $455.7 million to $592.0 million; however, costs and expenses as a percent of net sales decreased from 98% to 92%.  The largest component of costs and expenses is the cost of sales, which consisted of $178.3 million in the twelve months ended March 31, 2003 and $229.2 million in fiscal 2004.  Software development amortization and selling and marketing expenses are the next most significant factors which impacted costs and expenses.

Cost of Sales

Cost of sales represented 36% and 38% of net sales for the twelve-month periods ended March 31, 2004 and 2003, respectively.  The primary factors that decreased the cost of sales as a percentage of net sales for the fiscal year ended March 31, 2004 were: (1) higher margins on software developed for GBA; (2) higher average net selling price for our PC CD-ROM products due to the success of Disney/Pixar’s Finding Nemo; and (3) the increased percentage of wireless net sales, which carry little to no cost of sales.  We expect improved operating margins in fiscal 2005 due to key releases of higher priced PC CD-ROM products, including Full Spectrum Warrior, S.T.A.L.K.E.R.: Shadow of Chernobyl, and Warhammer 40,000:Dawn of War.

License Amortization and Royalties

License amortization and royalties increased as a percentage of net sales for the fiscal year ended March 31, 2004 as compared to the same twelve-month period last year.  In absolute dollars, license amortization and royalties for the fiscal year ended March 31, 2004 also increased over the prior twelve-month period, from $39.0 million to $71.1 million.  This increase was primarily volume-driven, led by the release of Disney/Pixar’s Finding Nemo on all platforms, which generated significant net revenue and at a higher overall royalty rate than the titles released in the same twelve-month period last year, which included Red Faction II, an internally-owned brand, which carried no license fees.

Software Development Amortization

Software development amortization costs increased from $84.9 million in the twelve-month period ended March 31, 2003 to $105.6 million in fiscal 2004.  Software development amortization for the twelve-month period ended March 31, 2003 included a charge of approximately $12 million related to an assessment of the recoverability of capitalized development costs pertaining to 20 SKUs.  Excluding this charge, software development amortization increased as a percentage of net sales by approximately 1%.  This increase is due to the higher mix of net sales from console products which carry higher development costs.

Product Development

Product development expenses decreased as a percentage of net sales from 8% for the twelve-month period ended March 31, 2003 to 6% for the fiscal year ended March 31, 2004.  The decrease in product development expenses as a percentage of net sales is due to increased sales volume as well as changes we implemented to improve product quality, including the shutdown of our Outrage® Games development studio, the downsizing of Pacific Coast Power & Light Co. development studio, and the restructuring of our corporate product development department.   We expect product development expenses to increase in our fiscal year ending March 31, 2005, reflecting our investment in the next generation of hardware consoles and our focus on internal studio development.

Selling and Marketing

Selling and marketing expenses decreased slightly as a percentage of net sales for the fiscal year ended March 31, 2004 as compared to the same period last year, from 15% to 14%.  In absolute dollars, selling and marketing expenses increased for the fiscal year ended March 31, 2004, from $71.0 million to $92.5 million.  The increase in absolute dollars is due to the advertising and other promotional support needed for such titles as WWE SmackDown! Here Comes The Pain, SpongeBob SquarePants: Battle for Bikini Bottom, Sphinx and The Cursed Mummy, Splashdown: Rides Gone Wild, Tak and The Power of Juju and Disney/Pixar’s Finding Nemo.  We expect selling and marketing expenses to slightly decline as a percent of sales in fiscal year ending March 31, 2005 due to improved leverage of greater projected sales with a lower SKU count.

Payment to Venture Partner

Payment to JAKKS decreased slightly as a percentage of total net sales for the fiscal year ended March 31, 2004 compared to the same twelve-month period last year, from 2.0% to 1.5%.  The payment made to JAKKS is related to the joint license agreement that THQ and JAKKS obtained from WWE to develop, manufacture, distribute, market and sell video games, as well as sublicense products pursuant to the license from the WWE.  The decrease as a percentage of net sales is in direct relation to the decrease in WWE-related sales as a percentage of our total net sales.  The payment to JAKKS in the fiscal year ended March 31, 2004 was driven by the release of WWE SmackDown! Here Comes the Pain for PS2.

General and Administrative

General and administrative expenses for the fiscal year ended March 31, 2004 increased $10.2 million from the prior twelve-month period, from $36.8 million to $47.0 million; however, they decreased as a percentage of net sales from 8% to 7%.  Excluding the $7 million increase in our allowance for doubtful accounts related to KB Toys’ filing of bankruptcy protection on January 14, 2004 general and administrative expenses declined to 6% in fiscal 2004.  This decrease is the result of our continued focus on building operating efficiencies and controlling costs.

Interest Income, net

Net interest income decreased for the fiscal year ended March 31, 2004 as compared to the same period last year due to lower interest rates.

Other Income (Expense)

Other income for fiscal year ended March 31, 2004 consisted of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.  Other expenses for the twelve months ended March 31, 2003 included a $7 million charge related to the settlement of a class action lawsuit and a $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).  Additionally, the twelve months ended March 31, 2003 included a $1.8 million write-down of our long-term investment in Yuke’s Co., Ltd due to an other than temporary decline in the market value of the investment.  (See Note 8 – Other Long-Term Assets.)

Income Taxes

The income tax provision of $19.4 million for the fiscal year ended March 31, 2004 reflects  our effective income tax rate of  35%.  The decrease in the effective 42% tax rate from the twelve months ended March 31, 2003, is due primarily to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom in September 2002.  The decrease in the rate from the prior estimate of 37% for the fiscal year ending March 31, 2004 is due to an increase in the proportion of our profits earned in our international territories that have lower statutory income tax rates.  We expect our effective tax rate for fiscal year ending March 31, 2005 to be approximately 36%.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Net income for the year ended December 31, 2002 was $13.0 million, or $0.32 per diluted share, on net sales of $480.5 million, as compared to net income of $36.0 million, or $1.01 per diluted share, on net sales of $379.0 million for the year ended December 31, 2001.  Net income for the year ended December 31, 2002 was negatively affected by the inclusion of the following special charges: (1) $7.9 million, net of tax for the cancellation of 20 SKUs; (2) $4.6 million, net of tax related to the settlement of a class action lawsuit; (3) $1.1 million, net of tax related to the write-off of inventory and software development for “WWF” –branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc.; and (4) $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).  In addition to the special charges, net income in 2002 was negatively impacted due to an increase in software development amortization.

Net Sales

The following table sets forth our net sales by platform and net sales by platform as a percentage of net sales for the twelve months ended December 31, 2002 and 2001:

Net Sales for the Years Ended (In thousands):

Platform	December 31, 2002		December 31, 2001		Increase/ (Decrease)	% Change
Consoles:

Sony PlayStation 2	$167,032	34.8%	$110,642	29.2%	$56,390	51.0%

Microsoft Xbox	34,143	7.1	5,111	1.4	29,032	568.0%
Nintendo Game Cube	49,004	10.2	—	—	49,004	N/A

Sony PlayStation	37,270	7.8	60,340	15.9	(23,070)	(38.2)%

Nintendo 64	277	0.1	17,097	4.5	(16,820)	(98.4)%
	287,726	60.0	193,190	51.0	94,536	48.9%
Handheld:

Nintendo Game Boy Color	26,185	5.4	62,569	16.5	(36,384)	(58.2)%

Nintendo Game Boy Advance	119,614	24.9	83,830	22.1	35,784	42.7%
	145,799	30.3	146,399	38.6	(600)	0.4%

PC CD-ROM	45,046	9.4	36,814	9.7	8,232	22.4%

Other	1,958	0.3	2,589	0.7	(631)	(24.4)%
Net Sales	$480,529	100.0%	$378,992	100.0%	$101,537	26.8%

Net sales for the year ended December 31, 2002 increased 27% from the year ended December 31, 2001, from $379.0 million to $480.5 million.  There were several factors that affected the fiscal 2002 net sales performance. First, positively impacting net sales was an improvement in console sales, in total dollars and as a percentage of net sales.  Net sales for the year ended December 31, 2002 for the console platforms: PS2, PS1, Xbox, Game Cube, and N64, increased 49% from the prior fiscal year, from $193.2 million to $287.7 million.

Consoles

Sony PlayStation2 Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$167,032	34.8%	$110,642	29.2%	51.0%

Net sales of video games for PS2 increased for the year ended December 31, 2002 due to the release of 12 new SKUs in 2002 as compared to five new SKUs in 2001.  Net sales increased for the year ended December 31, 2002 primarily due to strong sales of Red Faction II, Scooby-Doo! Night of 100 Frights, SpongeBob SquarePants: Revenge of the Flying Dutchman, Summoner 2 and WWE SmackDown! Shut Your Mouth.  Key titles for PS2 released in 2001 included WWF SmackDown! “Just Bring It”, Red Faction and MX 2002 featuring Ricky Carmichael.

Sony PlayStation Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$37,270	7.8%	$60,340	15.9%	(38.2)%

Net sales for PS1 decreased by $23.1 million in 2002 as compared to 2001.  We did not release any new PS1 products in the year ended December 31, 2002, whereas we released ten SKUs in the year ended December 31, 2001.

Microsoft Xbox Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$34,143	7.1%	$5,111	1.4%	568.0%

We released our first two Xbox SKUs in the fourth quarter of 2001.  Net sales for Xbox SKUs increased for the year ended December 31, 2002 by $29.0 million due to the release of seven SKUs in 2002, including MotoGP, Tetris Worlds and WWF Raw.  The increase was also due to the higher installed base of Xbox hardware in fiscal 2002 as compared to fiscal 2001.

Nintendo GameCube Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$49,004	10.2%	—	—	N/A

The Nintendo GameCube platform launched in November 2001 and we did not have any releases for GameCube in the year 2001.  Net sales for the year ended December 31, 2002 included releases of eleven SKUs including Disney/Pixar’s Monsters, Inc.: Scream Arena, MX Superfly featuring Ricky Carmichael, Rocket Power Beach

Bandits, Scooby-Doo! Night of 100 Frights, SpongeBob SquarePants: Revenge of the Flying Dutchman and WWE WrestleMania X8.

Nintendo 64 Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$277	0.1%	$17,097	4.5%	(98.4)%

We did not release any new Nintendo 64 (“N64”) products in the year ended December 31, 2002.  We released two N64 SKUs in the year ended December 31, 2001.

Handheld Platforms

The second factor positively affecting net sales for the year ended December 31, 2002 was an increase in sales for the Nintendo Game Boy Advance (“GBA”), a handheld platform.  Sales for GBA, increased 43%, from $83.8 million in the year ended December 31, 2001 to $119.6 million in 2002.

Nintendo Game Boy Advance Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$119,614	24.9%	$83,830	22.1%	42.7%

Net sales increased for the year ended December 31, 2002 due to strong sales of Scooby-Doo! The Movie, Sonic Advance, SpongeBob SquarePants: Revenge of the Flying Dutchman and Star Wars Episode 2: Attack of the Clones.  The increase was also due to the higher installed base of GBA hardware in 2002 compared to 2001.  In total we released 31 GBA SKUs during 2002 compared to 15 GBA SKUs in 2001.  Key titles released in 2001 included Disney/Pixar’s Monsters, Inc., Jimmy Neutron: Boy Genius, MX 2002 featuring Ricky Carmichael, Rocket Power: Dream Scheme, Rugrats: Castle Capers and Tetris Worlds.

Nintendo Game Boy Color Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$26,185	5.4%	$62,569	16.5%	(58.2)%

We did not release any Game Boy Color products in the year ended December 31, 2002.  We released 16 SKUs in the year 2001.

PC CD-ROMs

The third factor positively affecting net sales in the year ended December 31, 2002  was sales of PC CD-ROMs.  Net sales for 2002 increased 22% from the year ended December 31, 2001, from $36.8 million to $45.0 million.

PC CD-ROM Net Sales (in thousands)

Year ended December 31,	% of net	Year ended December 31,	% of net	% change
2002	sales	2001	sales	in net sales
$45,046	9.4%	$36,814	9.7%	22.4%

Net sales increased for the year ended December 31, 2002 primarily due to releases of 52 PC SKUs, as compared to 13 PC SKUs released in 2001.  The increase in PC CD-ROM SKUs released and net sales in 2002 as compared to 2001 is attributed to our acquisition of ValuSoft in July 2002.  Prices for ValuSoft CD-ROMs are generally priced lower than the other SKUs we release.  The increase in net sales for 2002 is a combination of increased volume of   ValuSoft sales and other PC CD-ROM products.

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

North America Net Sales

North America net sales comprised 75% of our net sales in the fiscal year 2002 and 69% of net sales in fiscal 2001.  Total net sales in North America increased by 36% in fiscal 2002, from $262.7 million in fiscal 2001, to $358.1 million in fiscal 2002.  The increase was primarily due to the significant increase in the number of SKUs released domestically.

International Net Sales

International net sales increased by 5% for the year ended December 31, 2002 as compared to 2001, from $116.3 million to $122.4  million.   Net sales in all of the international territories, with the exception of France, increased slightly for the year ended December 31, 2002 as compared to the same period of 2001.

•                       The more modest increase as compared to North America was primarily due to the launches of next generation hardware platforms occurring at later dates in foreign territories, resulting in a smaller installed base.

•                       Net sales in France declined by $3.6 million or 20% for the year ended December 31, 2002 as compared to the same period of 2001.  This decline was due to lower demand for Red Faction II for PS2 and slower than anticipated growth of the GameCube installed base.

Costs and Expenses, Net Interest Income, Other Expenses and Income Taxes

The following table sets forth information about our costs and expenses, net interest income, other expenses and income taxes for the periods indicated as a percentage of total net sales:

	Percent of Net Sales
	Years Ended December 31,
	2002	2001
Costs and expenses:
Cost of sales	38.6%	40.9%
License amortization and royalties	8.4	8.7
Software development amortization	17.4	9.3
Product development	7.2	4.7
Selling and marketing	13.8	12.3
Payment to venture partner	2.1	2.3
General and administrative	7.4	7.5
Total costs and expenses	94.9	85.7
Income from operations	5.1	14.3
Interest income, net	1.1	0.7
Other expenses	(2.1)	—
Income before income taxes	4.1	15.0
Income taxes	1.4	5.5
Net income	2.7%	9.5%

Costs and expenses for the year ended December 31, 2002 increased over the prior twelve-month period, from $324.8 million to $456.0 million.  The largest component is the cost of sales, which consisted of $154.9 million in fiscal 2001 and $185.6 million in fiscal 2002.  Software development amortization and selling and marketing expenses were the next largest components of costs and expenses.

Cost of Sales

Cost of sales represented 39% and 41% of net sales for the years ended December 31, 2002 and 2001, respectively.  The primary factor that decreased the cost of sales as a percentage of net sales for the year ended December 31, 2002 was a larger proportion of sales in fiscal 2002 of next generation console games, which have lower manufacturing costs as a percentage of net sales than handheld games, as well as a reduction in the manufacturing costs for the games for GBA in fiscal 2002.

License Amortization and Royalties

License amortization and royalties decreased slightly as a percentage of net sales for the year ended December 31, 2002 as compared to 2001.  In absolute dollars, license amortization and royalties for the year ended December 31, 2002 increased over the prior year, from $33.1 million to $40.5 million.  The decrease in this expense as a percentage of net sales was primarily due to (i) the sale of key titles in 2002 that had lower royalty rates than the titles that were sold in 2001; and (ii) the sale of titles published by ValuSoft in 2002, which carry a lower mix of licensed PC CD-ROM products.

Software Development Amortization

Software development amortization costs increased from $35.1 million in the year ended December 31, 2001 to $83.7 million in 2002, and also increased as a percentage of net sales, from 9% in 2001 to 17% in 2002.  The $48.6 million increase includes a write-off of approximately $11.5 million for the discontinued product development of 20 SKUs which were determined to be not marketable.   The increase is also due to lower sales during the fourth quarter of 2002 and the increased percentage of next generation console games sold during 2002, as compared to 2001, which have longer development cycles and higher development costs than handheld games.

Product Development

Product development expenses increased as a percentage of net sales from 5% for the year ended December 31, 2001 to 7% for the fiscal year 2002, an increase of $17.0 million.  The increase in product development expenses is primarily due to the costs incurred by the three development studios acquired or formed during fiscal 2001 and fiscal 2002:  Rainbow, Outrage and Cranky Pants.  We also increased the number of personnel in 2002 in our corporate product development department to support the increased number of SKUs under development.

Selling and Marketing

Selling and marketing expenses of $66.4 million and $46.7 million represented 14% and 12% of net sales for the years ended December 31, 2002 and 2001, respectively.  The increase of $19.7 million was primarily due to an increase in television media expenditures for a greater number of SKUs in 2002 as compared to 2001.

Payment to Venture Partner

The payment to JAKKS remained relatively constant as a percentage of total net sales for the year ended December 31, 2002 as compared to the same period of 2001.  The payment of $10.1 million to JAKKS in 2002 primarily related to WWE SmackDown! Shut Your Mouth!, while the payment of $8.7 million in 2001 primarily related to WWF SmackDown! Just Bring It.

General and Administrative

General and administrative expenses for the year ended December 31, 2002 increased $6.5 million from the prior  year, from $28.5 million to $35.0 million; however, as a percentage of net sales remained relatively consistent, at 7% in both years.  The $6.5 million increase in fiscal 2002 was due to an increase in the allowance for doubtful accounts related to the Chapter 11 bankruptcy filing of Kmart, and the inclusion of ValuSoft’s general and administrative expenses.

Interest Income, net

Net interest income increased for the year ended December 31, 2002 as compared to 2001 as a result of higher average cash, cash equivalents and short-term investment balances which increased as a result of our public offering of our common stock in November 2001.

Other Expenses

Other expenses for the year ended December 31, 2002 include a $7.0 million charge related to the settlement of the class action lawsuit.  This consisted of $2.0 million for the portion of the settlement and legal fees that exceeded our directors’ and officers’ insurance coverage and $5.0 million as a reserve against a receivable from our insurer due to a dispute in the amount of coverage.  Other expenses also included a $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Income Taxes

The income tax provision of $6.8 million for the year ended December 31, 2002 reflected our effective income tax rate of 34%, as compared to income taxes of $20.7 million in 2001, or an effective rate of 37%.  The decrease in the effective tax rate was due primarily to tax benefits related to our international business activities.

Quarterly Operating Results

Our quarterly operating results have in the past varied significantly and will likely vary significantly in the future, depending on numerous factors.  In addition, the timing and impact of potential risk factors may further affect quarterly results.  Our business also has experienced and is expected to continue to experience significant seasonality, largely due to consumer buying patterns and our product release schedule focusing on those patterns.  Net revenues typically are significantly higher during the fourth calendar quarter (our third fiscal quarter), primarily due to the increased demand for consumer software during the year-end holiday buying season.  Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

The following table sets forth certain consolidated statements of operations data for the fiscal quarters ended March 31, 2004 and 2003 and sets forth such data as a percentage of total net sales (amounts in thousands, except per share data):

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2004		2003
Net sales	$123,135	100%	$66,800	100%

Costs and expenses:
Cost of sales	47,630	38.7	26,378	39.5
License amortization and royalties	12,317	10.0	5,576	8.3
Software development amortization	16,767	13.6	12,018	18.0
Product development	9,414	7.6	8,899	13.3
Selling and marketing	17,837	14.5	14,294	21.4
Payment to venture partner	858	0.7	644	1.0
General and administrative	11,371	9.2	8,442	12.7
Total costs and expenses	116,194	94.4	76,251	114.2
Income (loss) from operations	6,941	5.6	(9,451)	(14.2)
Interest income, net	784	0.6	878	1.3
Other income (expense)	—	—	(2,403)	(3.6)
Income (loss) before income taxes	7,725	6.3	(10,976)	(16.5)
Income taxes	2,294	1.9	(3,290)	(4.9)
Net income (loss)	$5,431	4.4	$(7,686)	(11.6)
Net income (loss) per share – diluted	$0.14		$(0.20)
Shares used in per share calculation – diluted	39,007		38,319

Net income for the quarter ended March 31, 2004 was $5.4 million, or $0.14 per diluted share.  This compares with a net loss of $7.7 million, or $0.20 per diluted share in the same three-month period last year.  Last year’s March quarter included special charges of $0.05 per diluted share related to a $1.8 million charge due to other than temporary impairment of our investment in Yuke’s Co., Ltd.

For the fourth quarter of 2004, net sales increased 84% to $123.1 million from $66.8 million in the three-month period ended March 31, 2003.  New released MX Unleashed, Scooby-Doo! Mystery Mayhem and Sonic Battle contributed to our sales growth.  International revenues rose to 33% of net sales, up from 15% last year, due to the continued strength of Disney/Pixar’s Finding Nemo as well as Tak and the Power of Juju in Europe.

We released a total of ten new SKUs, a balanced mix which comprises two PS2, two Xbox, one GameCube, three GBA, and two PC titles.

In the fourth quarter of fiscal 2004, software development amortization decreased to 13.6% of sales from 18% in the prior-year period, reflecting a greater mix of internally developed titles such as MX Unleashed and catalog products.

General and administrative expenses increased in absolute dollars in the fourth quarter of fiscal 2004, as compared to the same three-month period last year, but decreased as a percentage of net sales.  The decrease as a percentage of net sales was due to leverage.  $1.2 million of the dollar increase was due to currency exchange and the balance was primarily investment spending in THQ Wireless.

Liquidity and Capital Resources

Our total assets as of March 31, 2004 were $527.2 million, as compared to $472.9 million as of March 31, 2003.  Of the total assets at March 31, 2004, $397.1 million were current assets, with $253.0 million of this amount in cash, cash equivalents and short-term investments.  Our principal source of cash is from sales of our packaged software for video game consoles, handheld game platforms, personal computers and wireless devices.  Our principal uses of cash are product purchases of discs and cartridges, payments to developers, the costs of internal software development, selling and marketing expenses, and payments to licensors.  In order to purchase products from the manufacturers, we typically obtain a line of credit from the manufacturers, open letters of credit in their favor or make prepayments for the product.  At March 31, 2004, our total current liabilities were $87.4 million, which consisted primarily of $41.3 million in accrued royalties, $22.4 million in accrued expenses and $22.1 million in accounts payable.

Cash and cash equivalents increased in fiscal 2004 by $47.4 million.  This included $71.2 million provided by operating activities and $4.1 million increase of cash due to favorable exchange rates, offset by $24.0 million used in investing activities and $3.9 million used in financing activities.  In the twelve-month period ended March 31, 2003, cash and cash equivalents increased by $12.4 million.  This included $19.9 million provided by operating activities and $19.1 million provided by investing activities, offset by $26.9 million used in financing activities.  The $51.3 million increase to cash flows provided by operating activities in fiscal 2004, as compared to the twelve-month period ended March 31, 2003, was primarily due to favorable operating results, favorable amortization on licenses and software development, favorable accrued royalties partially offset by unfavorable increase in accounts receivable which declined and was a source of cash in the twelve months ended March 31, 2003.

We spent approximately $24.1 million in fiscal 2004 and $19.4 million in the twelve-month period ended March 31, 2003, respectively, in connection with the execution of 19 and 20 new license agreements, respectively, granting us rights to intellectual property of third parties.  We used approximately $80.8 million to fund software development of approximately 176 SKUs during fiscal 2004 and used approximately $76.9 million to fund development of approximately 224 SKUs during the twelve months ended March 31, 2003.  We expect that we will continue to make significant expenditures in fiscal 2005 relating to our investment in software development and intellectual property licenses.

The cash used in investing activities during fiscal 2004 was primarily attributable to purchases of short-term investments and long-term marketable securities.  In the twelve-month period ended March 31, 2003, investing activities provided $19.1 million in cash primarily due to proceeds from sales and maturities of short-term investments.  We believe that we have sufficient working capital ($309.6 million at March 31, 2004) to finance our operational requirements, including our investments made in Relic ($6 million) and Minick ($10.5 million) in April 2004.

Cash used in financing activities consisted of $11.0 million used to repurchase 709,000 shares of our common stock during fiscal 2004 and $32.8 million to repurchase 2,240,000 shares in the twelve-month period ended March 31, 2003.  Between September 10, 2002 and February 5, 2004, our Board of Directors authorized the repurchases of up to $75 million of our common stock.  See Item 5 – “Purchases of Equity Securities by the Issuer and Affiliated Purchases”.  As of March 31, 2004, we had repurchased 2,949,000 shares of our common stock for $43.8 million at an average cost of $14.85 per share, leaving $31.2 million available for future repurchases.

Cybiko Claim.  We received a demand from Motorola for indemnification related to certain wireless games distributed in France.  The demand arises out of litigation commenced in France against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of the demand for indemnification.

Guarantees and Commitments.  In the normal course of business, we enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2004 is approximately $113.8 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in fiscal year 2005 will be $24.1 million.  We also have various operating lease commitments of $27.5 million expiring at various times through 2014.  As of March 31, 2004, we had approximately $3.1 million in obligations under our credit facilities with respect to outstanding letters of credit.  We also have a commitment for $1.6 million under a sponsorship agreement contingent upon certain events, the occurrence of which will require us to make payments over the next year.

A summary of minimum contractual obligations and commercial commitments as of March 31, 2004 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
2005	$26,333	$59,408	$24,143	$4,951	$3,125	$1,583	$119,543
2006	22,843	701	10,203	4,751	—	—	38,498
2007	4,520	—	2,856	3,363	—	—	10,739
2008	—	—	2,105	3,260	—	—	5,365
2009	—	—	500	2,881	—	—	3,381
Thereafter	—	—	1,500	8,307	—	—	9,807
	$53,696	$60,109	$41,307	$27,513	$3,125	$1,583	$187,333

On February 27, 2003, we entered into a lease agreement with an entity partially owned by the head of one of our development studios.  The lease is for approximately 29,000 square feet of office space which is occupied by the development studio in Champaign, Illinois.

Warrants.  We are committed under a license agreement to issue a warrant to purchase a total of 160,000 shares of common stock at $20.23 per share.  We have estimated the fair value based on current negotiations as we have shipped product related to this license agreement and thus the estimated fair value is being amortized to license amortization and royalties over estimated sales for games that have been released.  We will adjust our estimated fair value and the related amortization when the warrant terms are finalized.

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

Credit Facility.  We have a credit facility that allows us to maintain outstanding letters of credit up to $20.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of March 31, 2004, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at March 31, 2004) or (b) the London Interbank Offered Rate (1.4% at March 31, 2004) plus 1.60%.  As of March 31, 2004, we had outstanding letters of credit of approximately $3.1 million.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Accordingly, we believe that our cash, cash equivalents, short-term investments and long-term marketable securities, funds provided by operations and our borrowing capacity will be adequate to meet our anticipated requirements, on both a short-term and long-term basis, for operating expenses, product purchases and payments for licenses and software development.

Risk Factors

Our business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

We Must Continue to Develop and Sell New Titles in Order to Remain Profitable.

Our historical profitability has directly resulted from our ability to timely develop and sell successful new titles for use on various platforms.  We may not be able to develop and secure the rights to new titles at a rate that will maintain our current development and release schedule or release new titles by the dates we have scheduled.  If the revenues from our new titles fail to replace declining revenues from previously released titles, our revenues and profits would be materially and adversely affected.

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

In addition, the development cycle for a new game, including the development of the necessary software, approval by the manufacturer and production of the initial products, typically has ranged from 12 to 24 months for console and PC games and seven to 12 months for handheld games.  In order to distribute a product, we must develop the necessary game software, obtain approval from the platform manufacturer and licensor, if required, and produce the initial order of cartridges, DVD-ROMs or CD-ROMs.  During the development cycle, the market appeal of a title may decline.

Our Inability To Identify, License And Renew Properties Upon Which Our Products Are Based, Or A Sudden Decrease In Popularity Of The Properties We License, Could Harm Us.

Many of our products are based on intellectual property owned by others and licensed to us.  Examples of properties that we seek to license are entertainment, such as movies, television programs and arcade games, sports and entertainment personalities, and concepts that have high public visibility or recognition or that reflect the trends of popular culture.  The inability to renew successful licenses, or the inability to renew licenses with as favorable terms as the initial licenses, the sudden decrease in popularity of the underlying properties of our licenses, or changes in property content of our licenses could limit our economic success.

We also publish internally developed brands, titles for which no license is required.  The success of internal brands relies heavily on substantial marketing, innovative technology and original ideas.  These titles can be expensive to develop and market.  Further, it is difficult to determine what level of consumer acceptance will be achieved, as opposed to licensed titles, which generally have a built-in consumer base and licensor support.

We Rely On A Relatively Small Number Of Brands For A Significant Portion Of Our Net Sales.

A small number of our products make up a substantial portion of our net sales each year, and these products are responsible for a disproportionate amount of our net income.  For the fiscal year ended March 31, 2004, sales of titles for our three top selling brands, Disney/Pixar, WWE and Nickelodeon were 18%, 16% and 16% of net sales, respectively.  For the twelve months ended March 31, 2003, sales of titles for our three top selling brands, Nickelodeon, WWE, and Scooby-Doo! were 22%, 20% and 9% of net sales, respectively.  For the year ended December 31, 2002, sales of titles for our three top selling brands, WWE, Nickelodeon and Scooby-Doo! were 22%, 18% and 9% of net sales, respectively and for the year ended December 31, 2001, sales of our titles for our three top selling brands, WWE, Red Faction and Championship Motocross/MX featuring Ricky Carmichael were 23%, 9% and 6% of net sales, respectively.  A limited number of brands may continue to produce a disproportionately large amount of our net sales.  Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results.

We Rely On A Small Number Of Customers That Account For A Significant Amount Of Our Sales.

Sales to our 10 largest customers collectively accounted for approximately 54% and 60% of our gross sales for the twelve months ended March 31, 2004 and March 31, 2003, respectively.  Sales to our 10 largest customers collectively accounted for approximately 64% and 64% of our gross sales for the years ended December 31, 2002 and December 31, 2001, respectively.  Our largest single customer in those periods was Wal-Mart.  Wal-Mart accounted for 19% of our gross sales for the fiscal year ended March 31, 2004, 18% of our gross sales for the twelve months ended March 31, 2003, 16% of our gross sales for the year ended December 31, 2002, and 14% of our gross sales for the year ended December 31, 2001.

A substantial reduction, termination of purchases, or business failure by any of our largest customers would have a material adverse effect on us.

Because We Cannot Publish Or Manufacture Console Titles Without Platform Manufacturers’ Approval, Our Ability To Continue To Develop And Market Successful Console Titles Is Dependent On The Manufacturers Continuing To Do Business With Us.

We are dependent on the platform manufacturers and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms.  Our existing platform licenses for PS2 and PS1, GameCube, GBA, Game Boy Color, and Xbox require that we obtain approval for the publication of new games on a title-by-title basis.  As a result, the number of titles we are able to publish for these platforms, and our revenues from titles for these platforms, may be limited.  Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any manufacturer were to terminate our license for any reason, we would be unable to publish additional titles for that manufacturer’s platform, which could negatively affect our operating results.

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

We typically enter into agreements with licensors of properties that require advance payments of royalties and/or guaranteed minimum royalty payments.  We also enter into agreements with developers of titles that require a development fee and additional compensation based on the respective title sales performance.  Sales of products for which such royalties are paid or guaranteed payments are made may not be sufficient to cover the amount of these required payments.  In addition, we capitalize our advances to developers as a part of “software development costs.”  When, in management’s opinion, future revenues will not be sufficient to recover previously capitalized costs, we expense these items in the current period.  If we needed to write down licenses or software development costs below the current recorded value, our results of operations could be adversely affected.

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

Sales generated by our European and Australian offices will generally be denominated in the currency of the country in which the sales are made or, if made in Europe, Euros, if made in the United Kingdom, GBP and if made in Australia, the Australian Dollar.  To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations.

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

•                       the timing of release of competitor products;

•                       the competition in the industry for retail shelf space;

•                       fluctuations in the size and rate of growth of consumer demand for titles for different platforms; and

•                       the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.  We may not be able to maintain consistent profitability on a quarterly or annual basis.  It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors and as a result of the factors described above and others described throughout this “Risk Factors” section, the price of our common stock may fall or significantly fluctuate.

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

Unauthorized Production And Use Of Our Intellectual Property And Rights Could Cause Us To Lose Competitive Advantage And Any Intellectual Property Litigation Could Be Time Consuming And Expensive To Prosecute And Defend.

Unauthorized production occurs in the computer software industry generally, and were a significant amount of unauthorized production of our DVD-ROM or CD-ROM products to occur, we could be materially and adversely affected.  We hold copyrights on the products, manuals, advertising and other materials owned by us and we maintain trademark rights in the THQ name, THQ studios, names of certain divisions’ and subsidiaries’ products and their respective logos owned by us.  We regard our titles, including the underlying software, as proprietary and rely on a combination of trademark, copyright and trade secret laws in the United States and under international law, employee and third-party nondisclosure and confidentiality agreements, among other methods to protect our rights.  We include with our products a “shrink-wrap” or “click-wrap” license agreement or limitations on use of the software.  It is uncertain to what extent these agreements and limitations are enforceable, especially in foreign countries.  Third parties may infringe our rights and it is possible that third parties may assert infringement claims against us.  From time to time we receive communications regarding such claims and we investigate each claim individually.  Prosecuting or defending valid claims could be costly and could result in a diversion of management’s attention. Further, adverse determinations in any claims or litigation could also have a material adverse effect on our business, operating results and financial condition.

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

The Interactive Entertainment Industry Is Consolidating. In Making Acquisitions, We Face Significant Competition From Other Companies, Some Of Which Have Greater Financial And Other Resources.  We Also Face Integration Challenges With The Companies That We Successfully Acquire.

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

Further, as we acquire other companies we are faced with additional challenges.  The integration of newly acquired companies’ operations with our existing operations takes management time and effort.  Additionally, there is a risk of loss of key employees, customers and vendors of the recently-acquired companies.  Also, if we issue equity securities to pay for an acquisition, the ownership percentage of our existing stockholders would be reduced and the value of the shares held by our existing stockholders could be diluted.  If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes.

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

Competition In The Interactive Entertainment Software Industry May Lead To Reduced Sales Of Our Products, Reduced Profits And Reduced Market Share.

The interactive entertainment software industry is intensely competitive.  We compete, for both licenses to properties and the sale of games, with the platform manufacturers and other third party publishers. As a result of their commanding positions in the industry, the manufacturers generally have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us.

Some of our competitors have greater name recognition among consumers and licensors of properties, a broader product line, or greater financial, marketing and other resources than we do.  Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees in connection with the acquisition of licensed properties.  We also believe that other technology and entertainment companies are increasing their focus on the interactive entertainment software market, which might result in greater competition for us.  In addition, many of our competitors are developing wireless interactive games and interactive networks that will be competitive with our interactive products.

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

We Rely On External Developers For The Development Of Many Of Our Titles.

Many of our titles are developed by external developers.  We have no direct control over the business, finances and operational practices of these external developers.  A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases.  The future success of many of our titles will depend on our continued ability to maintain relationships and obtain developer agreements on favorable terms with skilled external developers.  We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

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

Our product sales are affected by the retailer’s customer ability and desire to spend disposable income on the purchase of our game titles.  Any significant downturn in general economic conditions which results in a reduction in discretionary spending could result in a reduction in demand for our products and could harm our business.  Such industry downturns have been, and may continue to be, characterized by diminished product demand and subsequent erosion of average selling prices.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of floating rate corporate notes and municipal securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.  The credit facility is based on variable interest rates.  At March 31, 2004, we had outstanding letters of credit of $3.1 million.

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro, which may result in a gain or loss of earnings to us.  The volatility of the GBP and the Euro (and all other applicable currencies) is monitored frequently throughout the year.  We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within General and Administrative expense within the Consolidated Statements of Operations.While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow below on pages 44 through 74.

Report of Independent Registered Public Accounting Firm

To the Stockholders of THQ Inc.,

Calabasas Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of March 31, 2004 and 2003 and December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal year ended March 31, 2004, three months ended March 31, 2003 and each of the two years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003 and December 31, 2002 and the results of its operations and its cash flows for the fiscal year ended March 31, 2004, three months ended March 31, 2003 and each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.

DELOITTE & TOUCHE LLP

Los Angeles, California

June 14, 2004

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31		December 31,
	2004	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$247,237	$199,860	$132,898
Short-term investments	5,802	16,151	53,951
Cash, cash equivalents and short-term investments	253,039	216,011	186,849
Accounts receivable, net of allowances	59,088	35,976	146,508
Inventory	22,303	24,339	24,362
Licenses	13,172	15,330	15,897
Software development	39,997	54,824	45,633
Deferred income taxes	—	—	1,334
Income taxes receivable	—	1,116	—
Prepaid expenses and other current assets	9,451	11,316	12,092
Total current assets	397,050	358,912	432,675
Property and equipment, net	17,468	16,408	16,103
Licenses, net of current portion	9,068	20,053	19,525
Software development, net of current portion	9,798	2,640	1,785
Deferred income taxes, net of current portion	560	8,346	—
Goodwill, net	59,399	58,609	58,609
Long-term marketable securities	24,320	—	—
Other long-term assets, net	9,488	7,981	9,163
TOTAL ASSETS	$527,151	$472,949	$537,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,147	$21,001	$41,148
Accrued expenses	22,361	20,090	32,548
Accrued payment to venture partner	746	676	5,845
Accrued royalties	41,305	22,893	30,215
Income taxes payable	216	—	2,331
Deferred income taxes	642	7,353	—
Total current liabilities	87,417	72,013	112,087
Accrued royalties, net of current portion	1,142	4,523	15,373
Deferred income taxes	—	—	1,534
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, par value $.01, 1,000,000 shares authorized	—	—	—
Common stock, par value $.01, 75,000,000 shares authorized; 38,166,978 38,007,879 and 38,416,002 shares issued and outstanding as of March 31, 2004 and 2003 and December 31, 2002, respectively	382	380	384
Additional paid-in capital	304,860	305,328	310,963
Accumulated other comprehensive income	8,302	1,496	624
Retained earnings	125,048	89,209	96,895
Total stockholders’ equity	438,592	396,413	408,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,151	$472,949	$537,860

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31, 2004	Transition	Years Ended December 31
		2003	2002	2001
Net sales	$640,846	$66,800	$480,529	$378,992
Costs and expenses:
Cost of sales	229,218	26,378	185,593	154,898
License amortization and royalties	71,132	5,576	40,476	33,144
Software development amortization	105,632	12,018	83,698	35,144
Product development	36,850	8,899	34,696	17,774
Selling and marketing	92,475	14,294	66,443	46,745
Payment to venture partner	9,675	644	10,146	8,673
General and administrative	47,006	8,442	34,993	28,470
Total costs and expenses	591,988	76,251	456,045	324,848
Income (loss) from operations	48,858	(9,451)	24,484	54,144
Interest income, net	2,378	878	5,277	2,572
Other income (expense)	4,000	(2,403)	(10,006)	—
Income (loss) before income taxes	55,236	(10,976)	19,755	56,716
Income taxes	19,397	(3,290)	6,761	20,703
Net income (loss)	$35,839	$(7,686)	$12,994	$36,013
Net income (loss) per share – basic	$0.94	$(0.20)	$0.33	$1.10
Net income (loss) per share – diluted	$0.92	$(0.20)	$0.32	$1.01

Shares used in per share calculation – basic	38,186	38,319	39,203	32,717
Shares used in per share calculation – diluted	39,004	38,319	41,243	35,623

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

Years Ended December 31, 2001 and 2002 and Three Months Ended March 31, 2003 and Fiscal Year Ended March 31, 2004

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2001	30,690,807	307	85,645	(1,715)	47,888	132,125
Exercise of warrants and options	2,405,413	24	16,697	—	—	16,721
Issuance of common stock from secondary offering	4,596,222	46	154,559	—	—	154,605
Issuance of common stock for Rainbow acquisition	1,287,305	13	48,635	—	—	48,648
Stock compensation	—	—	299	—	—	299
Tax benefit related to the exercise of employee stock options	—	—	10,923	—	—	10,923
Comprehensive income:
Net income	—	—	—	—	36,013	36,013
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(703)	—	(703)
Unrealized gain on investments	—	—	—	231	—	231
Comprehensive income	—	—	—	—	—	35,541
Balance at December 31, 2001	38,979,747	$390	$316,758	$(2,187)	$83,901	$398,862

See notes to consolidated financial statements.

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at January 1, 2002	38,979,747	$390	$316,758	$(2,187)	$83,901	$398,862
Exercise of options	932,234	9	7,741	—	—	7,750
Issuance of common stock for ValuSoft acquisition	166,600	2	4,626	—	—	4,628
Issuance of warrants	—	—	1,214	—	—	1,214
Repurchase of common stock	(1,671,531)	(17)	(24,988)	—	—	(25,005)
Adjustments related to 2001 secondary offering	—	—	52	—	—	52
Stock compensation	8,952	—	436	—	—	436
Tax benefit related to the exercise of employee stock options	—	—	5,124	—	—	5,124
Comprehensive income:
Net income	—	—	—	—	12,994	12,994
Other comprehensive income	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	4,318	—	4,318
Unrealized loss on investments	—	—	—	(1,507)	—	(1,507)
Comprehensive income						15,805
Balance at January 1, 2003	38,416,002	384	310,963	624	96,895	408,866
Exercise of options	144,411	2	1,406	—	—	1,408
Tax benefit related to the exercise of employee stock options	—	—	181	—	—	181
Repurchase of common stock	(568,307)	(6)	(7,752)	—	—	(7,758)
Stock compensation	15,773	—	530	—	—	530
Comprehensive loss:
Net loss	—	—	—	—	(7,686)	(7,686)
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	(404)	—	(404)
Unrealized loss on investments				(1,127)		(1,127)
Reclassification adjustment for net losses included in net income	—	—	—	2,403	—	2,403
Comprehensive loss	—					(6,814)
Balance at March 31, 2003	38,007,879	$380	$305,328	$1,496	$89,209	$396,413

See notes to consolidated financial statements.

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at April 1, 2003	38,007,879	$380	$305,328	$1,496	$89,209	$396,413
Exercise of options	868,190	9	7,112	—	—	7,121
Issuance of warrants	—	—	956	—	—	956
Repurchase of common stock	(709,091)	(7)	(10,987)	—	—	(10,994)
Stock compensation	—	—	84	—	—	84
Tax benefit related to the exercise of employee stock options	—	—	2,367	—	—	2,367
Comprehensive income:
Net income	—	—	—	—	35,839	35,839
Other comprehensive income	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	5,431	—	5,431
Unrealized gain on investments	—	—	—	1,375	—	1,375
Comprehensive income						42,645
Balance at March 31, 2004	38,166,978	382	304,860	8,302	125,048	438,592

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
Cash flows from operating activities:
Net income (loss)	$35,839	$(7,686)	$12,994	$36,013

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,227	1,956	6,385	5,416
Amortization of licenses and software development	126,686	13,323	91,677	35,335
Loss on disposal of property and equipment	258	—	137	117
Stock compensation	84	530	436	299
Tax benefit related to the exercise of employee stock options	2,367	181	5,124	10,923
Deferred income taxes	2,464	(1,180)	(730)	11,338
Other than temporary impairment on investments	—	2,403	—	—
Write-off of Network Interactive Sports Ltd.	—	—	3,006	—
Changes in operating assets and liabilities:
Accounts receivable, net	(21,766)	111,022	(15,371)	(9,709)
Inventory	3,427	233	(12,112)	743
Licenses	(24,072)	(4,027)	(33,918)	(22,596)
Software development	(80,803)	(19,305)	(75,049)	(53,095)
Prepaid expenses and other current assets	2,318	771	(2,101)	(2,901)
Accounts payable	(343)	(20,374)	11,067	5,517
Accrued expenses	970	(12,543)	14,203	(1,171)
Accrued payment to venture partner	70	(5,169)	(626)	(3,026)
Accrued royalties	15,012	(18,181)	8,834	6,952
Income taxes	1,416	(3,479)	2,374	(6,336)
Net cash provided by operating activities	71,154	38,475	16,330	33,237
Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment	—	—	—	65
Proceeds from sales and maturities of short-term investments	42,500	65,019	90,732	—
Purchases of short-term investments	(32,155)	(28,809)	(110,072)	(35,124)
Acquisition of property and equipment	(7,638)	(2,099)	(7,794)	(5,750)
Acquisitions, net of cash acquired	(2,300)	—	(9,373)	—
Investment in Network Interactive Sports Ltd.	—	—	(221)	(3,325)
Purchases of long-term marketable securities	(24,320)	—	—	—
(Increase) decrease in other long-term assets	(70)	1,510	(1,422)	50
Net cash provided by (used in) investing activities	(23,983)	35,621	(38,150)	(44,084)
Cash flows provided by (used in) financing activities:
Net decrease in short-term borrowings	—	—	—	(15,473)
Repurchase of common stock	(10,994)	(7,758)	(25,005)	—
Principal payments on long-term debt	—	—	—	(1,806)
Proceeds from issuance of common stock	—	—	52	154,605
Proceeds from exercise of warrants and options	7,121	1,408	7,750	16,721
Net cash provided by (used in) financing activities	(3,873)	(6,350)	(17,203)	154,047
Effect of exchange rate changes on cash	4,079	(784)	862	(139)
Net increase (decrease) in cash and cash equivalents	47,377	66,962	(38,161)	143,061
Cash and cash equivalents — beginning of period	199,860	132,898	171,059	27,998
Cash and cash equivalents — end of period	$247,237	$199,860	$132,898	$171,059

See notes to consolidated financial statements.

	Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
Cash paid during the period for:
Income taxes	$15,625	$2,616	$3,257	$8,204
Interest	$144	$11	$76	$74

On March 31, 2004, an adjustment to Goodwill of $1.5 million was recorded.  This was based on the determination for future realization of previously acquired Net Operating Losses related to the acquisition of our German subsidiary.

On July 1, 2002, we paid $9.6 million in cash and issued approximately 167,000 shares of common stock as part of the purchase price of the assets of ValuSoft, Inc. (now referred to as “ValuSoft”), a publisher and developer of value-priced interactive entertainment and productivity software.  The issuance increased common stock and additional paid-in-capital by $2,000 and $4.6 million respectively, and was allocated among the assets acquired. In addition, the former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.  For the twelve months ended June 30, 2003, ValuSoft reached its pretax target and we have paid $2.3 million in cash and adjusted goodwill accordingly.  (See Note 3)

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

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

Business.  THQ Inc., a Delaware corporation, is a leading global developer and publisher of interactive entertainment software for the major hardware platforms in the video game market.  We currently develop and publish titles primarily for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, personal computers (“PCs”) and wireless devices.  Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role playing, simulation, sports and strategy.  Our customers include Wal-Mart, Toys “R” Us, Target, Best Buy, Game Stop, Electronics Boutique, KB Toys, Game Stores Group Ltd and other national and regional retailers, discount store chains and specialty retailers.

Unless the context otherwise requires, references in this document to “THQ” or the “Company” include THQ Inc. and all of its wholly owned subsidiaries.

Fiscal Year.  Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31.  Accordingly, the transitional period ended March 31, 2003 (Transition 2003) represents three months of operations.  The comparison for the three months ended March 31, 2003 and 2002 (unaudited) is included in Note 16.

Platform License Agreements.

Sony.  We have three license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Sony PlayStation 2.  The license agreement for the United States and Canada expires in March 2005 (subject to automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year); the license agreement for Europe, Australia, New Zealand, certain countries in Africa and the Middle East expires in March 2005 (subject to automatic renewal unless either party terminates the agreement by February 28 of the applicable year); and the license agreement for Korea expires in March 2006.  We also have two license agreements with Sony pursuant to which we have the non-exclusive right to utilize the Sony name, related trademarks and its proprietary information and technology in order to develop and market software for use with the 32-bit Sony PlayStation.  The license agreement for the United States, Canada, Mexico and Latin America expires in August 2006; and the license agreement for Europe, Australia and New Zealand expires in December 2005.

Nintendo.  We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Advance handheld game console in all countries in the Western Hemisphere which expires in July 2004 and a license agreement for Europe, Australia and New Zealand which expires in April 2006.  We have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Nintendo GameCube in all countries in the Western Hemisphere which expires in April 2005 and a license agreement for Europe, Australia and New Zealand which expires in April 2006.  We also have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize the Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in all countries in the Western Hemisphere which expires in March 2006.  We also have a license agreement with Nintendo pursuant to which we have the non-exclusive right to utilize to Nintendo name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the Game Boy Color handheld game console in Europe, Australia and New Zealand which expires in October 2005.

Microsoft.  We have a license agreement with Microsoft pursuant to which we have the non-exclusive right to utilize the Microsoft name, related trademarks, and its proprietary information and technology in order to develop and market software for use with the 128-bit Microsoft Xbox, which expires in November 2004.  The territory is determined on a title-by-title basis.

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

Foreign Currency Translation.  Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period.  Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss).  The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was $2.3 million for the fiscal year ended March 31, 2004.  The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was ($0.4) million, $1.8 million and ($0.6) million for the Transition 2003 and the years ended December 31, 2002 and 2001, respectively.  Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency.  For the fiscal year ended March 31, 2004 foreign currency transaction gain was $1.4 million and is included in general and administrative expenses.  For the Transition 2003 and years ended December 31, 2002 and 2001 foreign currency transaction gains (losses) were not material.

Cash, Cash Equivalents, Short-Term Investments, and Long-Term Marketable Securities

(In thousands)	March 31,		December 31, 2002
	2004	2003
Cash and cash equivalents	$247,237	$199,860	$132,898

Short-term investments

Available for sale	—	12,143	44,940

Held to maturity	5,802	4,008	9,011

Short-term investments	5,802	16,151	53,951

Long-term marketable securities	24,320	—	—

Cash, cash equivalents, short-term investments and long-term marketable securities	$277,359	$216,011	$186,849

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.  For the fiscal year ended March 31, 2004 there were no unrealized gains or (losses) on available-for-sale investments, except our investment in Yuke’s Co., Ltd. (“Yuke’s) which is included in our other long-term assets in the accompanying balance sheet.  See Note 8.

At March 31, 2003 we reclassified $556,000 of unrealized losses to net income (loss).  The unrealized gains and (losses) on the investments in securities for the Transition 2003 and years ended December 31, 2002 and 2001, were $44,000, ($492,000) and ($20,000), respectively. See Note 8 for disclosure of activity related to Yuke’s.

Short-term investments and long-term marketable securities at March 31, 2004 and 2003 and December 31, 2002 were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
March 31, 2004
Corporate notes and bonds	$—	$—	$—	$—
U.S. government and agencies	—	—	—	—

Total available-for-sale investments	$—	$—	$—	$—

March 31, 2003
Corporate notes and bonds	$6,346	$—	$—	$6,346
U.S. government and agencies	5,797	—	—	5,797

Total available-for-sale investments	$12,143	$—	$—	$12,143

December 31, 2002
Corporate notes and bonds	$22,953	$—	$(259)	$22,694
U.S. government and agencies	22,499	—	(253)	22,246

Total available-for-sale investments	$45,452	$—	$(512)	$44,940

Held-to-maturity (current):
March 31, 2004
Corporate debt securities	$4,800	$—	$—	$4,800
Municipal securities	1,002	—	—	1,002

Total current held-to-maturity investments	$5,802	$—	$—	$5,802

March 31, 2003
Municipal securities	$4,008	$—	$—	$4,008

Total held-to-maturity investments	$4,008	$—	$—	$4,008

December 31, 2002
Corporate debt securities	$5,000	$—	$—	$5,000
Municipal securities	4,011	—	—	4,011

Total held-to-maturity investments	$9,011	$—	$—	$9,011

Held-to-maturity (long-term):
March 31, 2004
Municipal securities	$24,320	$—	$—	$24,320

Total long-term held-to-maturity investments	$24,320	$—	$—	$24,320

During the current year we acquired municipal bonds with maturities of greater than one year for $24.3 million.  These bonds are classified as held to maturity.  Investments with a maturity greater than one year, at the time of purchase are considered to be long-term assets.  Our long-term marketable securities have a maturity due date of 1-2 years as of March 31, 2004.

Fair Values of Financial Instruments.  The carrying value of certain financial instruments, including cash and cash equivalents, short-term investments held to maturity, accounts receivable, accounts payable, accrued expenses and accrued royalties approximate fair market value based on their short–term nature.  Short-term investments classified as available for sale are stated at fair value.  The value of short-term investments and long-term marketable securities are determined using quoted market prices.

Concentrations of Credit Risk.  Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term marketable securities.  We place cash and cash equivalents and short-term investments with high credit-quality institutions and limit the amount of credit exposure to any one institution.  We believe this risk is immaterial due to the short-term nature of such investments.  We place our long-term marketable securities with high credit-quality institutions and limit the amount of credit exposure to any one institution.  Most of our sales are made directly to mass merchandisers and national retailers.  Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers.  We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Sales (before returns and allowances) to a major customer represented 19%, 25%, 16% and 14% of gross sales in the fiscal year ended March 31, 2004, Transition 2003 and the years ended December 31, 2002, and 2001, respectively.  This customer accounted for approximately 37%, 38% and 17% of accounts receivable at March 31, 2004 and 2003 and December 31, 2002, respectively.  Sales (before returns and allowances) to another major customer represented 7%, 11%, 13% and 12% of gross sales in the fiscal year ended March 31, 2004, Transition 2003 and the years ended December 31, 2002 and 2001, respectively.  This customer accounted for approximately 23%, 39% and 16% of accounts receivable at March 31, 2004 and 2003, and December 31, 2002.

Inventory.  Inventory, which consists principally of finished products, are stated at the lower of cost (moving weighted average) or market.  We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales.

Property and Equipment.  Property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term.  Property and equipment consist of the following:

(In thousands)	Useful Lives	March 31,		December 31, 2002
		2004	2003
Building	30 yrs	$719	$719	$719
Land	—	401	401	401
Computer equipment and software	3-10 yrs	31,111	24,795	23,138
Furniture, fixtures and equipment	5 yrs	3,960	3,535	3,375
Leasehold improvements	3-6 yrs	2,422	1,576	1,443
Automobiles	2-5 yrs	153	121	74

Less: accumulated depreciation and amortization		(21,298)	(14,739)	(13,047)
		$17,468	$16,408	$16,103

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of March 31, 2004, the net carrying value of our licenses was $22.2 million.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current units sold to total projected units sold.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted units, fall below the initial forecasted units, the charge to software development amortization may be larger than anticipated in any given quarter.  As of March 31, 2004, the net carrying value of our software development was $49.8 million.

Goodwill and Other Intangible Assets.  In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we ceased amortizing goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2003, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment. All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following is a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, including $196,000 of goodwill amortization associated with an equity method investment, for the year ended December 31, 2001.

(In thousands, except per share data)
Reported net income	$36,013
Add back: Goodwill amortization	404
Adjusted net income	$36,417

Basic earnings per share:
Reported net income per share	$1.10
Effect of Goodwill amortization on net income per share	0.01
Adjusted basic net income per share	$1.11

Diluted earnings per share:
Reported net income per share	$1.01
Effect of Goodwill amortization on net income per share	0.01
Adjusted diluted net income per share	$1.02

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

Revenue Recognition.  Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions, and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

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

Revenue from the licensing of software was $8.4 million and $4.1 million for the fiscal year ended March 31, 2004 and Transition 2003, respectively, and $2.0 million, and $1.4 million for the years ended December 31, 2002 and 2001, respectively.

Advertising.  Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time.  Advertising costs were $34.0 million and $4.6 million for the fiscal year ended March 31, 2004 and Transition 2003, respectively, and $23.4 million, and $14.8 million in the years ended December 31, 2002 and 2001, respectively.

Employee Stock-Based Compensation.  We account for our employee stock based compensation plans under the intrinsic value method in accordance with Accounting Principles Bulletin (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock option compensation expense, other than acquisition-related compensation, is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date, except for options issued by Pacific Coast Power & Light Co. and Genetic Anomalies prior to the acquisitions, which were issued at below market.

On November 13, 2003, we commenced a stock option exchange program (“Exchange Program”) under which eligible employees holding options to purchase 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, could elect to exchange their options for a designated fewer number of replacement options with a new exercise price to be granted at least six months and one day from the cancellation date.  Our executive officers and members of our board of directors were not eligible to participate in the Exchange Program.  In accordance with the terms of the Exchange Program, we canceled 1,216,903 outstanding stock options on December 15, 2003 and expect to issue, in exchange for the canceled options, approximately 769,000 new options in June 2004. The exercise price of the new stock options will be the closing price of our common stock on the Nasdaq Stock Market on the date the new stock options are granted.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the tables below include a modification of the 1,216,903 stock options canceled under the Exchange Program and were immediately reissued as approximately 769,000 new options. Accordingly, these disclosures include estimates about (1) the risk-free interest rate; (2) the expected life of the new stock options; and (3) the expected volatility of our common stock.

The following table shows what our net income (loss) and earnings (loss) per share would have been for the fiscal year ended March 31, 2004 and Transition 2003 and the years ended December 31, 2002 and 2001 had we accounted for our stock-based compensation plans under the fair value method of SFAS 123 using the assumptions in the table above.  The estimated value of the options is amortized ratably to expense over the options’ vesting periods.  Because the value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(In thousands, except per share data)	Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
Net income (loss)-as reported	$35,839	$(7,686)	$12,994	$36,013
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	54	119	104	182
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,890)	(4,033)	(19,436)	(12,269)
Net income (loss)-pro forma	$21,003	$(11,600)	$(6,338)	$23,926
Earnings (loss) per share:
Basic-as reported	$0.94	$(0.20)	$0.33	$1.10
Basic-pro forma	$0.55	$(0.30)	$(0.16)	$0.73

Diluted-as reported	$0.92	$(0.20)	$0.32	$1.01
Diluted-pro forma	$0.54	$(0.30)	$(0.16)	$0.67

The fair market value of options granted under the stock option plans during the fiscal year ended March 31, 2004, Transition 2003 and each of the years ended December 31, 2002 and 2001, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
Dividend yield	0%	0%	0%	0%
Anticipated volatility	69%	73%	73%	74%
Weighted average risk-free interest rate	2.60%	3.46%	3.46%	4.33%
Expected lives	4 years	4 years	4 years	4 years

The estimated fair value of the options granted in the fiscal year ended March 31, 2004 and Transition 2003 and the years ended December 31, 2002 and 2001 was $20.6 million, $3.4 million, $31.3 million and $47.0 million, respectively.  We apply APB Opinion No. 25 and related Interpretations in accounting for stock option plans.  Accordingly, no compensation cost for our stock option plans has been recognized in the fiscal year ended March 31, 2004, Transition 2003 and the years ended December 31, 2002 and 2001 except for options issued by PCP&L and GA prior to the acquisitions, which were issued at below market value.

Income Taxes.  Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Basic and Diluted Earnings (Loss) Per Share.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the years presented:

(In thousands, except per share data)	Year Ended March 31,	Transition 2003	Years Ended December 31,
	2004		2002	2001
Net income (loss) used to compute basic and diluted earnings (loss) per share	$35,839	$(7,686)	$12,994	$36,013
Weighted average number of shares outstanding — basic	38,186	38,319	39,203	32,717
Dilutive effect of stock options and warrants	818	—	2,040	2,906
Number of shares used to compute earnings (loss) per share — diluted	39,004	38,319	41,243	35,623

Stock options to purchase 4,146,000 shares of common stock in the fiscal year ended March 31, 2004 were outstanding but are not included in the computation of diluted earnings per common share because the option exercise prices for these options were greater than the average market price per share of our common stock during the period.   Stock options to purchase 600,000, 2,462,000 and 724,500 shares of common stock in Transition 2003 and each of the years ended December 31, 2002 and 2001, respectively, were outstanding but not included in the computation of diluted earnings (loss) per common share because the option exercise prices for these options were greater than the average market price per share of our common stock.

Recently Issued Accounting Pronouncements.  In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised in December 2003) (“FIN 46-R”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) are owned by equity investors who lack an essential characteristic of a controlling financial interest. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004.  We have reviewed this pronouncement and determined it is not applicable since we do not own or have an investment in any VIEs.

In March 2004, the Emerging Issues Task Force ratified the consensus reached on paragraphs 6 through 23 of Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted EITF 03-1 in the year ended March 31, 2004; however, it did not have a material impact on the disclosures in our Consolidated Financial Statements.

Pervasiveness of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates relate to licenses, software development, and the allowance for price protection, returns and doubtful accounts.

Reclassifications.  Certain reclassifications have been made to the prior periods consolidated financial statements to conform to current period consolidated financial statements.

3.     Business Combinations

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.  For the twelve months ended June 30, 2003, ValuSoft reached its pretax target and we paid $2.3 million in cash and adjusted goodwill accordingly.

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

4.              Credit Facility

We have a credit facility that allows us to maintain outstanding letters of credit up to $20.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of March 31, 2004, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at March 31, 2004) or (b) the London Interbank Offered Rate (1.4% at March 31, 2004) plus 1.60%.  As of March 31, 2004 we had no amounts outstanding under the credit facility.  As of March 31, 2004, we had outstanding letters of credit of approximately $3.1 million.

5.              Allowance for Price Protection, Returns and Doubtful Accounts

The allowance for price protection, returns and doubtful accounts at March 31, 2004, and 2003 and December 31, 2002 consists of the following:

(In thousands)	Year Ended March 31, 2004	Transition 2003	Year Ended December 31, 2002
Beginning balance	$(43,406)	$(59,919)	$(40,616)
Provision for price protection, returns and doubtful accounts	(120,982)	(10,046)	(69,641)
Actual deductions for price protection, returns and doubtful accounts	111,962	26,559	50,338
Ending balance	$(52,426)	$(43,406)	$(59,919)

6.              Goodwill

The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2004 and Transition 2003 and the year ended December 31, 2002 are as follows:

(In thousands)	Year Ended March 31, 2004		Transition 2003	Year Ended December 31, 2002
Balance at beginning of period	$58,609		$58,609	$48,202
Goodwill acquired during the period	—		—	12,042
Adjustments to goodwill during the period	(1,510	)*	—	(1,716)
Additional consideration paid for ValuSoft	2,300		—	—
Effect of foreign currency exchange rates	—		—	81
Balance at end of period	$59,399		$58,609	$58,609

* We recorded an adjustment to Goodwill related to acquired net operating losses in Germany that were not recorded at the time of acquisition due to uncertainties about the realization of the net operating losses.  Due to recent clarification in the tax law, we now expect to realize the net operating losses.

7.              Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Other intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

		March 31, 2004			March 31, 2003
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Licenses	Varies	$113,118	$(90,878)	$22,240	$100,065	$(64,682)	$35,383

Software development	Varies	198,659	(148,864)	49,795	171,335	(113,871)	57,464

Trade secrets	5 years	1,800	(810)	990	1,800	(450)	1,350
Non-compete/Employment contracts	6.5 years	706	(244)	462	706	(136)	570
Subtotal		2,506	(1,054)	1,452	2,506	(586)	1,920
Total amortized intangible assets		314,283	(240,796)	73,487	273,906	(179,139)	94,767

Unamortized intangible assets
Trade name	indefinite	1,025	N/A	1,025	1,025	N/A	1,025
Total		$315,308	$(240,796)	74,512	$274,931	$(179,139)	$95,792

		December 31, 2002
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets
Licenses	Varies	$95,299	$(59,877)	$35,422

Software development	Varies	152,263	(104,845)	47,418

Trade secrets	5 years	1,800	(360)	1,440
Non-compete / Employment contracts	6.5 years	706	(109)	597
Subtotal, other		2,506	(469)	2,037
Total amortized intangible assets		250,068	(165,191)	84,877

Unamortized intangible assets
Trade name	indefinite	1,025	N/A	1,025
Total		$251,093	$(165,191)	$85,902

The useful lives of licenses and software development are based on units of product sold and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and forecasts of units to be sold.  For the fiscal year ended March 31, 2004 and Transition 2003 and the years ended December 31, 2002 and 2001, our aggregate amortization expense related to intangible assets was $126.7 million, $13.3 million, $91.7 million and $35.3 million, respectively.

Estimated Amortization Expense

(In thousands):

Fiscal Years Ended March 31,
2005	$53,638
2006	13,899
2007	3,136
2008	1,476
2009	887
Thereafter	451
Total	$73,487

8.              Other Long-Term Assets

On March 21, 2000, we acquired less than a 20% interest in Japanese developer, Yuke’s, which was privately held.  In December 2001, Yuke’s had an initial public offering of its common stock that is traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  For the fiscal year ended March 31, 2004, the unrealized holding gain was $1.4 million which brings the carrying value of the investment to $4.6 million at March 31, 2004.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the accompanying balance sheets.  For the Transition 2003 and the years ended December 31, 2002 and 2001, the unrealized holding gain (loss) on the investment in Yuke’s Co., Ltd. was $1.1 million,  ($1.0) million and $249,000, respectively.  Under separate development agreements, Yuke’s will create exclusively for us certain World Wrestling Entertainment wrestling games for the PlayStation 2 and GameCube.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  On January 24, 2003, the loan was converted to an equity investment in Minick.  As of March 31, 2004 we owned approximately 25% of the outstanding common stock of Minick.  This investment is accounted for under the equity method.  Equity in net income for the fiscal year ended March 31, 2004 was $63,000.  In April 2004 we purchased a controlling interest in Minick for an additional $10.5 million.  We will begin consolidating the balance sheet, statement of operations, stockholders’ equity and cash flows beginning in the June 30, 2004 quarter.  Minick develops and operates interactive software applications for wireless devices such as Short Messaging Service (“SMS”), Enhanced Messaging Service (“EMS”), and Multimedia Messaging Service (“MMS”), information, multimedia and voting applications.  We will work with Minick to expand licensed wireless gaming through their software applications.  See Note 17.

On September 4, 2003 THQ Wireless launched Madtap.com, a multi-country portal enabling mobile phone users to download the latest Java games.  The portal is designed to handle multi-country billing options.  Madtap.com was created and continues to be supported by Minick.  In relation to this agreement, THQ Wireless has paid Minick $33,000 from launch through March 31, 2004.

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

9.              Income Taxes

Income (loss) before provision (benefit) for income taxes consisted of:

(In thousands)	Fiscal Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
United States	$46,115	$(5,871)	$16,471	$52,569
Foreign	9,121	(5,105)	3,284	4,147
	$55,236	$(10,976)	$19,755	$56,716

The provision (benefit) for income taxes consists of the following:

(In thousands)	Fiscal Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
Current
Federal	$11,112	$(139)	$6,742	$8,000
State	2,716	—	814	434
Foreign	4,495	(1,960)	1,765	1,231
	18,323	(2,099)	9,321	9,665
Deferred
Federal	2,775	(1,295)	(1,940)	9,223
State	319	(125)	(194)	1,524
Foreign	(2,020)	229	(426)	291
	1,074	(1,191)	(2,560)	11,038
Provision (benefit) for income taxes	$19,397	$(3,290)	$6,761	$20,703

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate to the provision (benefit) recorded in the accompanying financial statements is as follows:

(In thousands)	Fiscal Year Ended March 31, 2004	Transition 2003	Years Ended December 31,
			2002	2001
Federal provision (benefit) at statutory rate	35.0%	(35.0)%	35.0%	35.0%
State taxes (net of Federal benefit)	3.6	(1.1)	2.0	2.2
Other than temporary impairment in Yuke’s Co., Ltd.	—	5.9	—	—
Rate differences in foreign taxes and other, net	(3.5)	—	(2.8)	(0.7)
	35.1%	(30.0)%	34.2%	36.5%

Deferred income taxes were:

	March 31, 2004
(In thousands)	Federal	State	Foreign
Current
Deferred income tax assets:
Allowance for price protection, returns and doubtful accounts	$8,697	$1,242	$821
Accrued expenses	1,653	237	—
State income taxes	687	—	—
Other — net	703	109	(551)
Total deferred income tax assets	11,740	1,588	270

Deferred income tax liabilities:
Software development costs	(12,291)	(1,756)	—
Other — net	(169)	(24)	—
Deferred income taxes	$(720)	$(192)	$270

Non-Current
Deferred income tax assets:
Net operating loss	$—	$124	$1,951
Other — net	2,163	322	—
Valuation reserve	(854)	(79)	—
Net deferred tax assets	1,309	367	1,951

Deferred income tax liabilities
Software development costs	(768)	(110)	—
Depreciation and amortization	(397)	—	—
Identifiable intangible assets	(825)	(118)	—
Other — net	(743)	(106)	—
Deferred income taxes	$(1,424)	$33	$1,951

The valuation reserve decreased by $83,000 during the fiscal year ended March 31, 2004.

As of March 31, 2004 we had no federal, $2.5 million state and $4.8 million foreign net operating loss carryforwards.  The state net operating loss carryforward expires in 2013, and the foreign net operating loss carryforward is indefinite.

Total deferred tax assets and total deferred tax liabilities at March 31, 2004 were $17.2 million and $17.3 million, respectively.

At March 31, 2004 we had accumulated foreign earnings of $10.9 million.  We do not plan to repatriate these earnings, therefore, no United States income tax has been provided on the foreign earnings.  Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

	March 31, 2003			December 31, 2002
(In thousands)	Federal	State	Foreign	Federal	State	Foreign
Current
Deferred income tax assets:
Allowance for price protection, returns and doubtful accounts	$9,756	$906	$201	$12,065	$1,120	$430
Litigation reserve	—	—	—	3,553	330	—
Accrued expenses	2,814	249	—	106	—
Net operating loss	—	—	—	1,023	3	—
Credits	—	—	—	—	109	—
Other — net	2,650	246	—	3,126	290	—

Total deferred income tax assets	15,220	1,401	201	19,873	1,852	430

Deferred income tax liabilities:
Software development costs	(19,089)	(1,772)	—	(16,029)	(1,477)	—
Other — net	(3,039)	(275)	—	(3,039)	(276)	—

Deferred income taxes	$(6,908)	$(646)	$201	$805	$99	$430

Non-Current
Deferred income tax assets:
Net operating loss	$9,046	$748	$—
Credits	—	109	—
Other — net	2,197	211	—	$1,287	$123	$—
Valuation reserve	(930)	(86)	—	(284)	(26)	—

Net deferred tax assets	10,313	982	—	1,003	97	—

Deferred income tax liabilities
Software development costs	(919)	(85)	—	(622)	(69)	—
Depreciation and amortization	(417)	—	—	(575)	(12)	—
Identifiable intangible assets	(825)	(77)	—	(1,276)	(80)	—
Other — net	(613)	(13)	—	—
Deferred income taxes	$7,539	$807	$—	$(1,470)	$(64)	$—

The valuation reserve increased by $706,000 and $310,000 during Transition 2003 and the year ended December 31, 2002, respectively.

Total deferred tax assets and total deferred tax liabilities at March 31, 2003 were $28.1 and $27.1, respectively.  Total deferred tax assets and total deferred tax liabilities at December 31, 2002 were $23.2 and $23.5, respectively.

10.       Employee Pension Plan

We sponsor for our United States employees a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The plan provides that employees may defer up to 12% of annual compensation, and that we will make a matching contribution equal to each employee’s deferral, up to 4% of eligible compensation.  We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution.  Expenses under the plan were $1.7 million, $389,000, $1.5 million, and $1.3 million in the fiscal year ended March 2004 and Transition 2003 and the years ended December 31, 2002 and 2001, respectively.

11.       Stock Option Plans

As of March 31, 2004, we have three stock option plans (the 1990 Plan, the 1997 Amended Plan and Non-executive Employee Stock Option Plan (the “NEEP Plan”)).

The 1990 Plan and the 1997 Amended Plan provide for the issuance of up to 2,193,750 and 14,537,500 shares, respectively, available for employees, consultants and non-employee directors.

As of March 31, 2004, no options under the 1990 Plan and 5,793,627 options under the 1997 Plan were available for grant.  Stock options granted under the option plans may be incentive stock options or non-statutory stock options.  Options may be granted under the option plans to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of non-statutory stock options, all employees (including officers), consultants and non-employee directors of THQ.

On August 12, 2003, a proposal to amend our 1997 Stock Option Plan to increase the authorized number of shares of common stock available for issuance to our directors, officers and key employees under such plan from 10,537,500 to 14,537,500 was approved by the shareholders.  The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under this plan become exercisable over three years and expire within five years from the date of grant.

The NEEP Plan has primarily the same attributes as the 1990 Plan and the 1997 Plan, but participation is reserved for employees who are not executive officers and under the NEEP Plan only nonqualified options will be granted.  The NEEP Plan provides for the issuance of up to 2,142,000 shares, of which no more than 20% is available for awards to our non-executive officers and no more than 15% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions.  As of March 31, 2004, 110,005 options were available for grant.

The exercise price per share of all options granted under the plans in the years ended December 31, 2001 and 2002, Transition 2003 and the fiscal year ended March 31, 2004 has been the closing market price of the stock on the date of the grant.

Stock Options	Weighted Average Exercise Price	Number of Shares
Balance at January 1, 2001	$10.61	5,119,955
Granted	$26.01	3,206,811
Exercised	$9.43	(1,628,538)
Canceled	$13.47	(331,016)
Balance at December 31, 2001	$18.42	6,367,212
Granted	$26.54	2,192,639
Exercised	$9.58	(545,937)
Canceled	$24.54	(1,042,064)
Balance at December 31, 2002	$20.93	6,971,850
Granted	$12.40	487,500
Exercised	$9.83	(143,148)
Canceled	$20.46	(442,410)
Balance at March 31, 2003	$20.58	6,873,792
Granted	$16.10	2,414,425
Exercised	$8.59	(781,330)
Canceled	$27.05	(2,030,468)
Balance at March 31, 2004	$18.14	6,476,419
Options exercisable at December 31, 2001	$11.51	1,759,140
Options exercisable at December 31, 2002	$16.75	3,164,326
Options exercisable at March 31, 2003	$18.03	3,382,098
Options exercisable at March 31, 2004	$18.39	3,260,463

Options granted and shares exercised relating to options granted outside of our stock option plans during the years ended December 31, 2002 and 2001, Transition 2003 and the fiscal year ended March 31, 2004 are listed below.  Share exercise prices for these options equal the market price of our common stock at the date of the grant except for options issued by Pacific Coast Power &Light and Genetic Anomalies prior to the acquisitions, which were issued at below market value.  These options were accounted for under APB Opinion No. 25 and we have recognized stock compensation of $84,000, $189,000, $169,000, and $299,000 for the fiscal year ended March 31, 2004, Transition 2003 and for the years ended December 31, 2002 and 2001, respectively.  Generally, options granted outside of our stock option plans become exercisable over three years and expire within five years from the date of grant.

Stock Options	Weighted Average Exercise Price	Number of Shares
Balance at January 1, 2001	$4.07	1,071,755
Granted	$13.78	159,398
Exercised	$3.17	(436,737)
Canceled	$0.57	(932)
Balance at December 31, 2001	$6.53	793,484
Granted	$—	—
Exercised	$6.95	(386,297)
Canceled	$11.00	(8,554)
Balance at December 31, 2002	$6.05	398,633
Granted	$—	—
Exercised	$0.57	(1,263)
Canceled	$0.62	(166)
Balance at March 31, 2003	$6.07	397,204
Granted	$—	—
Exercised	$4.72	(86,860)
Canceled	$20.52	(1,918)
Balance at March 31, 2004	$6.29	308,426

Options exercisable at December 31, 2001	$6.83	755,777
Options exercisable at December 31, 2002	$6.06	397,492
Options exercisable at March 31, 2003	$6.07	397,204
Options exercisable at March 31, 2004	$6.29	308,426

The following table summarizes information about stock options outstanding at March 31, 2004:

Range of Exercise Price	Number Outstanding at March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25 - $10.25	758,413	2	$6.96
$ 10.67 - $16.70	2,130,762	3	$13.65
$ 16.82 - $22.08	2,627,089	3	$18.35
$ 22.30 - $30.04	1,175,544	3	$28.65
$ 30.93 - $38.53	93,037	3	$34.35
	6,784,845	3	$17.60

The following table summarizes information about stock options exercisable at March 31, 2004:

Range of Exercise Price	Shares Exercisable at March 31, 2004	Weighted Average Exercise Price
$0.25 - $10.25	758,413	$6.96
$10.67 - $16.70	932,393	$13.58
$16.82 - $22.08	1,009,201	$18.43
$22.30 - $30.04	788,260	$28.64
$30.93 - $38.53	80,622	$34.35
	3,568,889	$17.34

12.       Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional  $25.0 million of our common stock from time to time on the open market or in private transactions.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million bringing the total authorized to $75.0 million.  As of March 31, 2004, we have repurchased 2,949,000 shares of our common stock for $43.8 million leaving $31.2 million available for future repurchases.

In connection with a licensing agreement, in September 2003, we issued a warrant to purchase 100,000 shares of common stock at $15.68 per share having an estimated fair value of $1.0 million.  The estimated fair value was determined using the Black Scholes option pricing model with the following assumptions: an anticipated volatility of 71%, a weighted average risk-free interest rate of 3.43%, and a term of 10 years.  The fair value of the warrant is included in licenses in the accompanying balance sheet.  The warrant expires December 31, 2013.  As of March 31, 2004, these warrants have not been exercised and are all outstanding.

On July 1, 2002 we issued approximately 167,000 shares of common stock as part of the purchase price of ValuSoft.

In connection with obtaining a license agreement, in February 2002, we issued a warrant to purchase 75,000 shares of common stock at $29.13 per share having a fair value of $1.2 million at the time of issuance.  The estimated fair value was determined using the Black Scholes option pricing model.  The estimated fair value was determined using the Black Scholes option pricing model with the following assumptions: an anticipated volatility of 71%, a weighted average risk-free interest rate of 4.38%, and a term of 4 years.  The fair value of the warrants is included in licenses in the accompanying balance sheet.  The warrants expire December 31, 2005.  As of March 31, 2004, these warrants have not been exercised and are all outstanding.

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

In November 2001, through the venture with JAKKS, we entered into an amendment to expand the WWE license to include exclusive rights to other wrestling content produced by the WWE.  In exchange for these rights we have agreed to increase the minimum guarantee payable to WWE through December 31, 2013.

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

15.       Commitments and Contingencies

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2004 is approximately $113.8 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising in fiscal 2005 will be $24.1 million.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.  Minimum future rent payments pursuant to these leases as of March 31, 2004 are as follows:

Fiscal Year Ended March 31, (In thousands)	Facilities	Equipment
2005	$4,395	$556
2006	4,422	329
2007	3,157	206
2008	3,223	37
2009	2,866	15
Thereafter	8,307	—
	$26,370	$1,143

Rent expense was $4.5 million, $1.1 million, $3.4 million and $2.7 million for the fiscal years ended March 31, 2004, Transition 2003 and the years ended December 31, 2002 and 2001, respectively.

Summary of minimum contractual obligations and commercial commitments as of March 31, 2004 (in thousands), are as follows:

	Contractual Obligations and Commercial Commitments
Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
2005	$26,333	$59,408	$24,143	$4,951	$3,125	$1,583	$119,543
2006	22,843	701	10,203	4,751	—	—	38,498
2007	4,520	—	2,856	3,363	—	—	10,739
2008	—	—	2,105	3,260	—	—	5,365
2009	—	—	500	2,881	—	—	3,381
Thereafter	—	—	1,500	8,307	—	—	9,807
	$53,696	$60,109	$41,307	$27,513	$3,125	$1,583	$187,333

On February 27, 2003, we entered into a lease agreement with an entity partially owned by the head of one of our development studios.  The lease is for approximately 29,000 square feet of office space which will be occupied by the development studio in Champaign, Illinois.

Warrants.  We are committed under a license agreement to issue a warrant to purchase a total of 160,000 shares of common stock at $20.23 per share.  We have estimated the fair value based on current negotiations as we have shipped product related to this license agreement and thus the estimated fair value is being amortized to license amortization and royalties over estimated sales for games that have been released.  We will adjust our estimated fair value and the related amortization when the warrant terms are finalized.

Manufacturer Indemnification.  We must indemnify the manufacturers of our games with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters.  If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to in turn, indemnify us.  Furthermore, parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

Legal and Regulatory Proceedings.  On July 11, 2003 we were informed by the staff of the Securities and Exchange Commission (the “SEC”) that the SEC is conducting a non-public formal investigation entitled “In the Matter of Certain Video Game Manufacturers and Distributors.”  In connection with the investigation, the SEC requested information from us.  The SEC staff has informed us that other companies in the video game industry have received similar requests for information.  The investigation appears to be focused on certain accounting practices, with specific emphasis on revenue recognition.  The SEC has advised us that its investigation is non-public and should not be construed as an indication from the SEC or its staff that any violations of the law have occurred, no should it reflect negatively upon any person, entity or security.  We responded to the SEC’s request for information in September 2003 and intend to cooperate fully with any further requests from the SEC in its investigation.

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

16.       Fiscal Year Change

Effective January 1, 2003, we changed our fiscal year from December 31 to March 31.  The table below summarizes the selected data for the three months ended March 31, 2003 and 2002 (unaudited), respectively, (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
		(unaudited)
Net sales	$66,800	$79,682

Costs and expenses:
Cost of sales	26,378	33,680
License amortization and royalties	5,576	7,064
Software development amortization	12,018	10,800
Product development	8,899	7,064
Selling and marketing	14,294	9,759
Payment to venture partner	644	1,572
General and administrative	8,442	6,641
Total costs and expenses	76,251	76,580
Income (loss) from operations	(9,451)	3,102
Interest income, net	878	1,322
Other income (expenses)	(2,403)	—
Income (loss) before income taxes	(10,976)	4,424
Income taxes	(3,290)	1,659
Net income (loss)	$(7,686)	$2,765
Net income (loss) per share – diluted	$(0.20)	$.07
Shares used in per share calculation – diluted	38,319	41,725

17.       Subsequent Events

In April 2004, we completed the acquisition of substantially all the assets of Relic Entertainment Inc., a development studio located in Canada.  We paid $6.0 million in cash and will pay an additional $4 million over the next two years.

Additionally, in April 2004 we purchased a controlling interest in Minick Holding AG (“Minick”) for $10.5 million.  Minick is a European-based company which develops and operates interactive software applications for wireless devices such as SMS, EMS, and MMS messaging information, multimedia and voting applications.  See Note 8.

18.       Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for the leading hardware platforms in the home video game market.  The following information sets forth geographic information on our sales and long-lived assets for the fiscal year ended March 2004, Transition 2003 and the years ended December 31, 2002 and 2001:

(In thousands of dollars)	North America	United Kingdom	Germany	France	Asia Pacific	Consolidated

Year ended December 31, 2001:
Sales to unaffiliated Customers	$262,676	$60,240	$25,517	$18,185	$12,374	$378,992

Long-lived assets at December 31, 2001	$80,289	$3,541	$2,370	$267	$196	$86,663

Year ended December 31, 2002:
Sales to unaffiliated Customers	$358,124	$67,218	$26,051	$14,556	$14,580	$480,529

Long-lived assets at December 31, 2002	$101,105	$759	$2,721	$356	$244	$105,185

Transition 2003:
Sales to unaffiliated Customers	$56,649	$4,361	$2,802	$1,259	$1,729	$66,800

Long-lived assets at March 31, 2003	$109,779	$2,323	$1,236	$392	$307	$114,037

Fiscal Year ended March 31, 2004:
Sales to unaffiliated Customers	$453,426	$88,325	$44,571	$28,961	$25,563	$640,846

Long-lived assets at March 31, 2004	$125,128	$2,749	$1,211	$556	$457	$130,101

19.       Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2004

	Quarters Ended
(Amounts in thousands, except per share data)	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004

Revenues	$98,095	$126,517	$293,099	$123,135
Expenses and Other	103,742	120,816	245,642	115,410
Income (loss) before income taxes	(5,647)	5,701	47,457	7,725
Income taxes	(2,090)	2,109	17,084	2,294
Net income (loss)	$(3,557)	$3,592	$30,373	$5,431

Net income (loss) per share
Basic	$(0.09)	$0.09	$0.80	$0.14
Diluted	$(0.09)	$0.09	$0.78	$0.14

Three Months Ended March 31, 2002 and Twelve Months Ended March 31, 2003

(Amounts in thousands, except per share data)	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003

Revenues	$79,682	$85,762	$97,335	$217,750	$66,800
Expenses and Other	75,258	80,893	89,895	214,728	77,776
Income (loss) before income taxes	4,424	4,869	7,440	3,022	(10,976)
Income taxes	1,659	2,578	2,636	(112)	(3,290)
Net income (loss)	$2,765	$2,291	$4,804	$3,134	$(7,686)

Net income (loss) per share
Basic	$0.07	$0.06	$0.12	$0.08	$(0.20)
Diluted	$0.07	$0.05	$0.12	$0.08	$(0.20)

Due to rounding some of the figures above may differ slightly from the 10-Q’s previously filed.

For the quarter ended June 30, 2002, net income included a non-cash charge of $3.0 million for the discontinuation of the NIS online joint venture.

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

For the quarter ended March 31, 2003, net loss includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd.

For the quarter ended September 30, 2003, net income included a $4.0 million benefit for a settlement of a dispute with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.

Item 9.                                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported in a timely manner. Specifically, these controls and procedures ensure that the information is accumulated and communicated to our executive management team, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

Management, with the assistance of internal audit, conducted an evaluation, as of March 31, 2004, of the effectiveness and design of our disclosure controls and procedures, under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material Company information required to be disclosed by us in reports filed under the Act.

In addition, there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2004 or subsequently that have materially affected, or are reasonably likely to materially affect, the Company’s internal control.

PART III

Item 10.                                                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item relating to members of our Board of Directors and Executive Officers will be included in our 2004 Notice of Annual Meeting of Shareholders and Proxy Statement under the headings “Election of Directors,” “Executive Officers,” “Key Employees,” “Compliance with Section 16 of the Securities Exchange Act of 1934” and “Director and Officer Holdings,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11.                                                    EXECUTIVE COMPENSATION

The information required under this Item relating to executive compensation will be included in our 2004 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading “Executive Compensation,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item relating to security ownership of certain beneficial owners and management will be included in our 2004 Notice of Annual Meeting of Shareholders and Proxy Statement under the heading “Principal Shareholders,” which will be filed within 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no reportable relationships or transactions with management during the three months ended March 31, 2004.

Item 14.                                                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant is incorporated by reference to the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.                                                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Financial Statements and Financial Statement Schedules

The following financial statements of the Company are included in Part II Item 8:

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT	44

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — March 31, 2004 and 2003 and December 31, 2002	45

Consolidated Statements of Operations for the Twelve months ended March 31, 2004, the Three Month Period Ended March 31, 2003 and Each of the Two Years in the Period Ended December 31, 2002	46

Consolidated Statements of Stockholders’ Equity for the Twelve months ended March 31, 2004, the Three Month Period Ended March 31, 2003 and Each of the Two Years in the Period Ended December 31, 2002	47

Consolidated Statements of Cash Flows for the Twelve months ended March 31, 2004, the Three Month Period Ended March 31, 2003 and Each of the Two Years in the Period Ended December 31, 2002	50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	52

(b)          Reports on Form 8-K.

The following Reports on Form 8-K were filed by the Registrant during the fourth quarter of Fiscal 2004:

(i)                                     Current Report on Form 8-K dated February 5, 2004 reporting under Items 7 and 12.  The Current Report was an announcement of earnings for the third quarter of Fiscal 2004 and included Condensed Statements of Operations, Reconciliation of Net Income to Non-GAAP Income, Balance Sheets as of December 31, 2003, and Supplementary Tables.

(ii)                                  Current Report on Form 8-K dated March 26, 2004 reporting under Item 9.  The attached press release announced a revenue and net income guidance.

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

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).

Exhibit Number	Title
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

10.2*	Severance Agreement between Fred A. Gysi and the Company and Confidential Separation Agreement and General Release, dated March 31, 2004.

10.3	Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the December 1998 10-K).

10.4	Amended and Restated 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-2 filed on December 23, 1996 (File No. 333-18641)).

10.5

Stock Option Agreement dated as of August 28, 1996, between the Company and Brian J. Farrell  (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A filed July 3, 2003.

10.7

Form of Stock Option Agreement for the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “December 2001 10-K”)).

10.8

Form of Stock Option Agreement dated as of December 23, 1998, between the Company and each of Messrs. Lawrence Burstein and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant’s June 1999 10-Q).

10.9	Third Amended and Restated Nonexecutive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant’s Proxy Statement filed on Schedule 14A filed July 3, 2003.

10.10

Form of Nonexecutive Employee Stock Option Agreement for the Third Amended and Restated Nonexecutive Employee Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on June 21, 2002 (File No. 333-90986)).

10.11

Second Amendment to Revolving Credit Agreement, dated as of February 20, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001).

10.12

Third Amendment to Revolving Credit Agreement, dated as of June 12, 2001, between the Company, Union Bank as Agent and as Lender, BNP Paribas, and Pacific Century Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2001 10-Q).

10.13

Fourth Amendment to Revolving Credit Agreement, dated as of July 31, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.3 to the Registrant’s June 2001 10-Q).

Exhibit Number	Title
10.14

Fifth Amendment to Revolving Credit Agreement, dated as of August 28, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Registrant’s September 2001 10-Q).

10.15

Sixth Amendment to Revolving Credit Agreement, dated as of October 26, 2001, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2001 10-Q).

10.16

Seventh Amendment to Revolving Credit Agreement and First Amendment to Security Agreement, dated as of January 8, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.18 to the Registrant’s December 2001 10-K).

10.17

Eighth Amendment to Revolving Credit Agreement, dated as of May 1, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the “June 2002 10-Q”)).

10.18

Ninth Amendment to Revolving Credit Agreement, dated as of July 26, 2002, between the Company, Union Bank as Agent and as Lender and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2002 10-Q).

10.19

Waiver under Revolving Credit Agreement, dated as of September 10, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the “September 2002 10-Q”)).

10.20

Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2002 10-Q).

10.21

First Amendment to the Amended and Restated Revolving Credit Agreement, dated November 21, 2002, by and between the Company and Union Bank (incorporated by reference to Exhibit 10.24 to the Registrant’s December 2002 10-K).

10.22

Waiver under Amended and Restated Revolving Credit Agreement, dated February 21, 2003, by and between the Company and Union Bank (incorporated by reference to Exhibit 10.25 to the Registrant’s December 2002 10-K).

10.23	Second Amendment to Security Agreement, dated as of September 27, 2002 between the Company and Union Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s September 2002 10-Q).

10.24

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

10.25

First Amendment to the Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere) dated as of March 8, 2002, between NOA and the Company (incorporated by reference to Exhibit 10.5 to the Registrant’s September 2002 10-Q).

10.26*

Second Amendment to the Confidential License Agreement for Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems (Western Hemisphere), dated as of March 8, 2004, between NOA and the Company.

10.27

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

Exhibit Number	Title
10.28

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

10.30*	Amendment to the Xbox™ Publisher Licensing Agreement (Platinum Hits Family Programs), dated as of March 15, 2004

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

10.36

PlayStation® 2 Licensed Publisher Agreement, dated as of May 21, 2003, between Sony Computer Entertainment Korea Inc. and THQ Korea Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 10-Q).

10.37

Amendment to the Xbox™ Publisher Licensing Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated as of January 31, 2003, between Microsoft Licensing, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2003 10-Q).

10.38

Second Amendment to the Amended and Restated Revolving Credit Agreement and Third Amendment to the Security Agreement, dated May 30, 2003, by and between the Company and Union Bank of California, N.A., as sole lender, and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2003 10-Q).

10.39

PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003, between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2003 10-Q).

Exhibit Number	Title
10.40

Third Amendment to the Amended and Restated Revolving Credit Agreement, dated September 26, 2003, by and between the Company and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2003 10-Q).

21*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Edward K. Zinser, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Edward K. Zinser, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2004	THQ INC.
	By:	/s/Brian J. Farrell
Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian J. Farrell	Director, Chairman of the Board, President and Chief Executive	June 14, 2004
Brian J. Farrell	Officer (Principal Executive Officer)

/s/ Edward Zinser	Executive Vice President, Chief Financial Officer	June 14, 2004
Edward Zinser	(Principal Financial Officer and Principal
Accounting Officer)

/s/ L. Gregory Ballard	Director	June 14, 2004
L. Gregory Ballard

/s/ Lawrence Burstein	Director	June 14, 2004
Lawrence Burstein

/s/ Henry DeNero	Director	June 14, 2004
Henry DeNero

/s/ Brian Dougherty	Director	June 14, 2004
Brian Dougherty

/s/ James L. Whims	Director	June 14, 2004
James K. Whims