Form 10-Q
period 2004-06-30
THQ INC
filed 2004-08-09
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 30, 2004, there were 39,146,398 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,013	$247,237
Short-term investments	4,800	5,802
Cash, cash equivalents and short-term investments	242,813	253,039
Accounts receivable, net of allowances	41,571	59,088
Inventory	18,097	22,303
Licenses	18,508	13,172
Software development	48,449	39,997
Income taxes receivable	5,860	—
Prepaid expenses and other current assets	11,114	9,451
Total current assets	386,412	397,050
Property and equipment, net	18,780	17,468
Licenses, net of current portion	9,257	9,068
Software development, net of current portion	10,751	9,798
Deferred income taxes, net of current portion	—	560
Goodwill, net	77,582	59,399
Long-term marketable securities	24,147	24,320
Other long-term assets, net	15,620	9,488
TOTAL ASSETS	$542,549	$527,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,938	$22,147
Accrued expenses	33,376	22,361
Accrued payment to venture partner	422	746
Accrued royalties	34,178	41,305
Income taxes payable	—	216
Deferred income taxes	642	642
Total current liabilities	85,556	87,417
Accrued royalties, net of current portion	875	1,142
Deferred income taxes, net of current portion	1,149	—
Commitments and contingencies	—	—
Minority interest	1,126	—
Stockholders’ equity:
Preferred stock, par value $.01, 1,000,000 shares authorized	—	—
Common stock, par value $.01, 75,000,000 shares authorized; 39,140,003 and 38,166,978 shares issued and outstanding as of June 30, 2004 and March 31, 2004, respectively	391	382
Additional paid-in capital	323,429	304,860
Accumulated other comprehensive income	8,876	8,302
Retained earnings	121,147	125,048
Total stockholders’ equity	453,843	438,592
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$542,549	$527,151

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2004	2003
Net sales	$88,194	$98,095
Costs and expenses:
Cost of sales	33,774	38,253
License amortization and royalties	7,007	9,252
Software development amortization	12,915	19,244
Product development	9,982	8,766
Selling and marketing	18,196	19,129
Payment to venture partner	524	465
General and administrative	12,816	9,362
Total costs and expenses	95,214	104,471
Loss from operations	(7,020)	(6,376)
Interest income, net	972	733
Other expenses	—	(4)
Loss before income taxes	(6,048)	(5,647)
Income taxes	(2,147)	(2,090)
Net loss	$(3,901)	$(3,557)
Net loss per share — basic	$(.10)	$(.09)
Net loss per share — diluted	$(.10)	$(.09)

Shares used in per share calculation — basic	38,384	38,162
Shares used in per share calculation — diluted	38,384	38,162

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2004	2003
Cash flows used in operating activities:
Net loss	$(3,901)	$(3,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,885	1,857
Amortization of licenses and software development	18,570	25,328
Loss on disposal of property and equipment	31	25
Loss on sale of short-term investments	—	4
Tax benefit related to the exercise of employee stock options	2,665	1,329
Deferred income taxes	(293)	89
Changes in operating assets and liabilities:
Accounts receivable, net	22,439	(15,934)
Inventory	4,099	5,956
Licenses	(13,031)	(13,000)
Software development	(18,047)	(18,760)
Prepaid expenses and other current assets	(1,319)	2,620
Accounts payable	(7,490)	(3,926)
Accrued expenses	(44)	(852)
Accrued payment to venture partner	(324)	(213)
Accrued royalties	(7,394)	(6,830)
Income taxes	(6,072)	(3,758)
Net cash used in operating activities	(8,226)	(29,622)

Cash flows (used in) provided by investing activities:
Proceeds from sale of property and equipment	41	—
Proceeds from sales and maturities of short-term investments	43,998	28,657
Purchase of short-term investments	(42,996)	(12,510)
Decrease in other long-term assets	(42)	(17)
Acquisitions, net of cash acquired	(13,350)	—
Acquisition of property and equipment	(2,304)	(2,692)
Net cash (used in) provided by investing activities	(14,653)	13,438

Cash flows provided by financing activities:
Proceeds from exercise of stock options	13,491	3,384
Net cash provided by financing activities	13,491	3,384

Effect of exchange rate changes on cash	164	1,001
Net decrease in cash and cash equivalents	(9,224)	(11,799)
Cash and cash equivalents — beginning of period	247,237	199,860
Cash and cash equivalents — end of period	$238,013	$188,061

See notes to consolidated financial statements.

	For the Three Months Ended June 30,
	(Unaudited)
	2004	2003

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,430	$2,520

Non-cash investing activities:
Additional consideration accrued for ValuSoft (see Note 7)	$2,300	$2,300

We paid $6 million in cash during the three months ended June 30, 2004, and will pay an additional $4 million over the next two years for the purchase of Relic.  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Tangible assets acquired	$547
Intangible assets acquired	1,319
Liabilities assumed	(517)
Goodwill	8,840
Purchase Price	$10,189

On April 30, 2004, we paid $10.5 million in cash for an additional 25% of the outstanding common stock of Minick and gained a majority representation on the board of directors.  Prior to this additional investment, we owned 25% of the outstanding common stock.  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Tangible assets acquired	$9,645
Intangible assets acquired	4,332
Liabilities assumed	(9,035)
Liabilities assumed	(1,126)
Goodwill	6,750
Purchase Price	$10,566

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  Examples include price protection, returns and doubtful accounts.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our report on Form 10-K for the fiscal year ended March 31, 2004.

2.   Employee Stock Based Compensation

We account for our employee stock based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock option compensation expense, other than acquisition-related compensation, is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

On November 13, 2003, we commenced a stock option exchange program (“Exchange Program”) under which eligible employees holding options to purchase 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, could elect to exchange their options for a designated fewer number of replacement options with a new exercise price to be granted at least six months and one day from the cancellation date. Our executive officers and members of our board of directors were not eligible to participate in the Exchange Program.  In accordance with the terms of the Exchange Program, we canceled 1,216,903 outstanding stock options on December 15, 2003 and on June 21, 2004, granted, in exchange for the canceled options, 758,836 new options. The exercise price of the new stock options was $21.73, which represented the fair market value of our common stock on the date of grant.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the table below includes a modification of the 1,216,903 stock options canceled under the Exchange Program that were immediately reissued as 758,836 new options on the cancellation date. Accordingly, these disclosures include estimates about (1) the risk-free interest rate; (2) the expected life of the new stock options; and (3) the expected volatility of our common stock.

The fair value of options granted under the stock option plans during the three months ended June 30, 2004 and 2003, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended June 30,
	2004	2003

Dividend yield	0%	0%
Anticipated volatility	63%	73%
Weighted average risk-free interest rate	3.49%	2.18%
Expected lives	4 years	4 years

The following table shows what our net loss and loss per share would have been for the three months ended June 30, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” using the assumptions in the table above.  For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	For the Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Net loss -as reported	$(3,901)	$(3,557)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,727)	(4,133)

Net loss -pro forma	$(6,628)	$(7,690)
Earnings per share:
Basic-as reported	$(0.10)	$(0.09)
Basic-pro forma	$(0.17)	$(0.20)

Diluted-as reported	$(0.10)	$(0.09)
Diluted-pro forma	$(0.17)	$(0.20)

3.              Cash, Cash Equivalents, Short-Term Investments and Long-Term Marketable Securities

(In thousands)	June 30, 2004	March 31, 2004
Cash and cash equivalents	$238,013	$247,237

Short-term investments
Held to maturity	4,800	5,802
Short-term investments	4,800	5,802

Long-term marketable securities	24,147	24,320

Cash, cash equivalents, short-term investments and long-term marketable securities	$266,960	$277,359

We consider all highly liquid investments purchased with maturities less than three months to be cash equivalents.

Investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.  For the three months ended June 30, 2004, there were no investments classified as available for sale and, as such, no unrealized gains or (losses) on available-for-sale investments, except Yuke’s Co., Ltd. (“Yuke’s”) which is included in other long-term assets.

During the prior year we acquired municipal bonds with maturities of greater than one year for $24.3 million.  These bonds are classified as held to maturity.  Investments with a maturity greater than one year, at the time of purchase are considered to be long-term assets.  Our long-term marketable securities have a maturity due date of 1-2 years as of June 30, 2004.

4.   Allowances for price protection, returns and doubtful accounts

We derive revenues from sales of packaged software for video game systems and personal computers and sales of software and services for wireless devices.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game system or personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.   Management uses significant judgment and makes estimates in connection with establishing allowances for doubtful accounts in any accounting period.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See “Long-Lived Assets” below. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of June 30, 2004, the net carrying value of our licenses was $27.8 million.

6.   Software Development

We utilize both independent software developers and internal development teams to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We capitalize the milestone payments made to independent software developers and the direct payroll and facilities costs for our internal development teams.  We evaluate technological feasibility on a product-by-product basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  See “Long-Lived Assets” below.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue the charge to software development amortization may be larger than anticipated in a given quarter.  As of June 30, 2004, the net carrying value of our software development was $59.2 million.

7.   Business Combinations

Relic. On April 29, 2004, we completed the acquisition of Relic® Entertainment Inc. (“Relic”), a development studio located in Canada.  The results of Relic’s operations have been included in the consolidated financial statements since that date.  Relic develops entertainment content for video game consoles and personal computers. Relic’s team of artists and engineers helps strengthen our internal development capabilities and our ability to create original content.  We paid $6 million in cash during the three months ended June 30, 2004, and will pay an additional $4 million over the next two years.

The acquisition has been accounted for using the purchase method under SFAS No. 141, “Business Combinations”. The purchase price includes the cash and transaction costs paid and the additional purchase price due over the next two years.  The allocation of the purchase price is based on studies and valuations that are currently being finalized.  We do not believe that the final purchase price allocation will produce materially different results than those reflected below.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Tangible assets acquired	$547
Intangible assets acquired	1,319
Liabilities assumed	(517)
Goodwill	8,840
Purchase Price	$10,189

Minick. On April 30, 2004, we purchased an additional 25% of the outstanding common stock of Minick Holding AG (“Minick”) and gained a majority representation on the board of directors, for $10.5 million in cash.  Prior to this additional investment, we owned 25% of the outstanding common stock and accounted for the investment using the equity method of accounting.  We now consolidate the balance sheet, statement of operations and cash flows of Minick due to our controlling interest in the entity.  Minick is a European-based company which develops and operates interactive software applications for wireless devices such as Short Messaging Service (“SMS”), Enhanced Messaging Service (“EMS”), and Multimedia Messaging Service (“MMS”), messaging information, multimedia and voting applications. The access to Minick’s proprietary software, application platform and premium billing infrastructure is anticipated to enable us to expand our current product lineup with additional mobile offerings such as SMS voting, information and alert services, and wireless marketing campaigns that should bring in a new revenue stream.  In addition to these applications, Minick brings key partnerships and top properties in Europe to us, including 50 direct billing relationships with carriers worldwide and key mobile entertainment property partners like MTV Europe and Universal Music that will broaden our wireless competitive abilities.

The acquisition has been accounted for using the purchase method under SFAS No. 141. The purchase price includes the cash and transaction costs paid.  The allocation of the purchase price is based on studies and valuations that are currently being finalized.  We do not believe that the final purchase price allocation will produce materially different results than those reflected below.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Tangible assets acquired	$9,645
Intangible assets acquired	4,332
Liabilities assumed	(9,035)
Minority interest	(1,126)
Goodwill	6,750
Purchase Price	$10,566

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in the consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, the former shareholders of ValuSoft, Inc. are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock and will be added to goodwill.  For the twelve months ended June 30, 2003, and 2004 respectively, ValuSoft reached its pretax target.  For the fiscal year ended March 31, 2004, we paid $2.3 million to ValuSoft, which is included in goodwill in the table below.  During the three month ended June 30, 2004 we accrued $2.3 million and adjusted goodwill accordingly.

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

Estimated Fair Value (in thousands)
Tangible assets acquired	$2,837
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	16,642
Purchase Price	$19,139

8.   Goodwill

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, we ceased amortizing goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2004, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.  All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The changes in the carrying amount of goodwill for the three months ended June 30, 2004, are as follows (in thousands):

Balance at March 31, 2004	$59,399
Additional consideration accrued for ValuSoft	2,300
Purchase of Relic	8,840
Additional Investment in Minick	6,750
Effect of foreign currency exchange rates	293
Balance at June 30, 2004	$77,582

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

10.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

		June 30, 2004			March 31, 2004
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortized intangible assets:
Licenses	Varies	$118,566	$(90,801)	$27,765	$113,118	$(90,878)	$22,240

Software development	Varies	156,553	(97,353)	59,200	198,659	(148,864)	49,795

Software technology	2-3 years	1,809	(34)	1,775	—	—	—
Trade secrets	5 years	1,800	(900)	900	1,800	(810)	990
Customer list	2 years	1,546	—	1,546	—	—	—
Non-compete /Employment contracts	3-6.5 years	1,152	(296)	856	706	(244)	462
Subtotal		6,307	(1,230)	5,077	2,506	(1,054)	1,452
Total amortized intangible assets		281,426	(189,384)	92,042	314,283	(240,796)	73,487
Unamortized intangible assets:
Trade names	indefinite	2,821	N/A	2,821	1,025	N/A	1,025
Total		$284,247	$(189,384)	$94,863	$315,308	$(240,796)	$74,512

The useful lives of licenses and software development are based on net product sales and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and total projected revenue.  Our aggregate amortization expense related to licenses and software development was $18.6 million and $25.3 million for the three months ended June 30, 2004 and 2003, respectively.

Estimated Amortization Expense

(In thousands):

Fiscal Years Ended March 31,
Remainder of 2005	$68,504
2006	16,320
2007	4,003
2008	1,615
2009	984
Thereafter	616
$92,042

11.   Other Long-Term Assets

In addition to intangible assets (see Note 10), other long-term assets also includes the following:

On March 21, 2000, we acquired less than a 20% interest in a Japanese developer, Yuke’s, which was privately held.  In December 2001, Yuke’s had an initial public offering of its common stock that is traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  At March 31, 2004, the carrying value of the investment in Yuke’s was $4.6 million.  For the three months ended June 30, 2004, the unrealized holding gain was $535,000, which brings the carrying value of the investment to $5.1 million at June 30, 2004.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the accompanying balance sheets.  Under separate development agreements, Yuke’s will create exclusively for us certain World Wrestling Entertainment wrestling games for the PlayStation 2 and GameCube.

During 2002, we loaned Minick Holding AG (“Minick”) $1.5 million.  On January 24, 2003, the loan was converted to an equity investment in Minick.  As of March 31, 2004, we owned approximately 25% of the outstanding common stock of Minick.  In April 2004, we purchased a controlling interest in Minick for an additional $10.5 million in cash.  Prior to the April 2004 purchase, the investment was accounted for under the equity method.  Equity in net income for the three months ended June 30, 2004 was $18,000.  We began consolidating the balance sheet in the June 30, 2004 quarter. Minick develops and operates interactive software applications for wireless devices such as SMS, EMS, and MMS, information, multimedia and voting applications.  We will work with Minick to provide licensed wireless gaming through their software applications.

On September 4, 2003 THQ Wireless Inc. (“THQ Wireless”) launched Madtap.com, a multi-country portal enabling mobile phone users to download the latest Java games.  The portal is designed to handle multi-country billing options.  Madtap.com was created and continues to be supported by Minick.  In relation to this agreement, THQ Wireless has paid Minick $53,000 from launch through June 30, 2004.

12.   Credit Facility

We have a credit facility that allows us to maintain outstanding letters of credit up to $20 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of June 30, 2004, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4% at June 30, 2004) or (b) the London Interbank Offered Rate (2.46% at June 30, 2004) plus 1.60%.  As of June 30, 2004, we had outstanding letters of credit of approximately $708,000.

13.   Commitments and Contingencies

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2004 is approximately $89.1 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2005 will be $20.3 million.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.

Summary of annual minimum contractual obligations and commercial commitments as of June 30, 2004 (in thousands), are as follows:

Contractual Obligations and Commercial Commitments
Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2005	$16,579	$36,256	$20,267	$4,142	$708	$1,583	$79,535
2006	23,232	7,840	11,742	5,056	—	—	47,870
2007	4,876	—	3,096	3,023	—	—	10,995
2008	328	—	2,023	2,880	—	—	5,231
2009	—	—	1,900	2,433	—	—	4,333
Thereafter	—	—	1,500	6,866	—	—	8,366
	$45,015	$44,096	$40,528	$24,400	$708	$1,583	$156,330

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

Indemnification Claim.  We received a demand from Motorola for indemnification under our license to it of certain wireless games distributed in France.  The demand arises out of litigation commenced in France in January 2003 against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  In April 2003, we joined the action as a necessary party.  Although we expect to prevail, we cannot predict the likely outcome of the demand for indemnification.

Legal and Regulatory Proceedings.  We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

14.   Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million bringing the total authorized to $75.0 million.  We did not repurchase any shares of our common stock during the three months ended June 30, 2004, leaving $31.2 million available for future repurchases.

During the three months ended June 30, 2004 we finalized the terms of a warrant we committed to issue in connection with a licensing agreement under which we have shipped product in both the current quarter and several prior quarters.  Prior to finalizing the warrant terms, we estimated the fair value of the warrant commitment based upon the terms subject to our then on-ongoing negotiations with the licensor and amortized this estimated value to license amortization and royalties expense in accordance with our accounting policy described in Note 5 over the periods during which we have been shipping product under the license.  The fair value of the finalized warrants, net of accumulated amortization, was determined using the Black-Scholes option pricing model and is included in licenses in the accompanying balance sheet as of June 30, 2004.  The fair value of the finalized warrants was less than previously estimated and as a result we recorded a reduction in license amortization and royalties expense in the accompanying consolidated statement of operations for the three months ended June 30, 2004 of approximately $1.7 million.  As of June 30, 2004, these warrants had not been exercised.

15.   Basic and Diluted Earnings (loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the years presented:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Net loss used to compute basic and diluted earnings per share	$(3,901)	$(3,557)
Weighted average number of shares outstanding — basic	38,384	38,162
Dilutive effect of stock options and warrants	—	—
Number of shares used to compute earnings per share — diluted	38,384	38,162

Stock options to purchase approximately 1,849,000 and 4,389,000 shares of common stock during the three months ended June 30, 2004 and 2003, respectively, were outstanding but excluded from the computation of diluted earnings per share because they were anti-dilutive due to the net loss for the period.

16.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three months ended June 30, 2004 and 2003, respectively:

	For the Three Months Ended June 30,
(In thousands)	2004	2003
Net loss	$(3,901)	$(3,557)
Other comprehensive income:
Foreign currency translation adjustment	38	2,039
Unrealized gain on investments	535	460
Other comprehensive income	573	2,499
Comprehensive loss	$(3,328)	$(1,058)

17.   Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment - an amendment of FASB Statements No. 123 and 95”.  The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties.  The proposed standard would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method.  If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in fiscal 2006.  We have not yet determined the impact that the proposed statement will have on our financial statements.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to (i) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (ii) statements of plans and objectives of THQ or its management or Board of Directors, including those relating to product releases; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. We generally use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “may”, “could”, “project”, “potential”, “plan”, “forecast”, “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, estimates and projections about our business and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

•                  We must continue to develop and sell new titles in order to remain profitable.

•                  Our inability to identify, license and renew properties upon which our products are based, or properties we license, could harm us.

•                  We rely on a relatively small number of brands for a significant portion of our net sales.

•                  Unexpected declines in the popularity of platforms could have a negative effect on consumer demand for titles, which could have a material adverse effect on us.

•                  Because we cannot publish or manufacture console titles without platform manufacturers’ approval, our ability to continue to develop and market successful console titles is dependent on the manufacturers continuing to do business with us.

•                  If we needed to write down licenses or software development costs below the current recorded value, our results of operations could be adversely affected.

•                  We rely on external developers for the development of many of our titles.

For a discussion of these and other important risk factors, see the heading “Risk Factors” in our Annual Report on form 10-K for the fiscal year ended March 31, 2004.

Overview

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in the THQ Inc. annual report on Form 10-K for the fiscal year ended March 31, 2004. All references to “we”, “us”, “our”, “THQ”, or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

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

Our software is based on intellectual property licensed or assigned from third parties or created internally.  We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes the Disney/Pixar properties Disney/Pixar’s Finding Nemo; The Incredibles, which is expected to be released this holiday season; and Cars, which is expected to be released during the 2005 holiday season; Nickelodeon properties such as The Fairly OddParents and SpongeBob SquarePants; Hot Wheels; Power Rangers; Scooby-Doo; Sonic the Hedgehog; and World Wrestling Entertainment; as well as others.

We also develop software based on brands created by our eight internal development studios and by external developers under contract with us.  Our original brands include Destroy All Humans!™, Full Spectrum Warrior™, MX Unleashed, Splashdown®: Rides Gone Wild, S.T.A.L.K.E.R.: Shadow of Chernobyl, and Tak and the Power of Juju (co-created with Nickelodeon).

We market and distribute our software to customers including Wal-Mart, Toys “R” Us, Target, Best Buy, GameStop, Electronics Boutique, KB Toys, Game Stores Group Ltd., and other regional and national general merchandisers, discount store chains, and specialty retailers in 70 countries and territories through offices in North America, the United Kingdom, France, Germany, Australia and Korea.

Overview of Financial Results

Net sales for the quarter ended June 30, 2004 decreased 10.1% from the same period last year, from $98.1 million to $88.2 million.  The primary factor that affected the net sales performance in the quarter ended June 30, 2004 was the release of fewer titles in the quarter ended June 30, 2004 than in the same quarter of 2003.  Net sales in the quarter ended June 30, 2004 were a function of two major releases: Full Spectrum Warrior on Xbox and Sonic Advance 3 on Game Boy Advance.  Net sales in the quarter ended June 30, 2003 included Disney/Pixar’s Finding Nemo on six platforms.

The net loss for the quarter was $(3.9) million, compared a net loss of $(3.6) million in the same period a year ago. Diluted loss per share was $(0.10) as compared with $(0.09) for the prior year period.

We used $8.2 million of cash in operations during the three months ended June 30, 2004 as compared to $29.6 million in the three month period ended June 30, 2003. The decrease in cash used was primarily a result of the timing of product releases during the quarter.

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

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Our Focus

Consistent with our business strategy, our focus with respect to future game development will primarily be to continue to build a well-diversified product portfolio.  We are executing against our strategic plan to increase our share on PlayStation 2, Xbox and PC while maintaining our leadership position in the family and handheld market.  We plan to achieve this through the launch of high-quality new original properties for the mature and serious gamer as well as continuing to capture the mass-market consumer with titles based on well-known licenses.  Upcoming titles being developed include games based on three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants Movie, and Warner Bros.’ Polar Express.  Additionally, our mass-market lineup in fiscal 2005 includes popular Nickelodeon titles such as The Fairly OddParents, Jimmy Neutron and Nicktoons.  In August 2004, we entered into an agreement with Pixar Animation Studios which gives us the exclusive interactive rights to four upcoming Pixar animated feature films.

We intend to continue to develop new original properties and core gamer titles, such as  Full Spectrum Warrior, which was released in June 2004, as well as the upcoming titles S.T.A.L.K.E.R.: Shadow of Chernobyl, Warhammer®40,000: Dawn of War, The Punisher and Destroy All Humans!.

In addition to acquiring or creating high profile games, we will also continue our focus on establishing strong technology and internal development capabilities.  In April 2004, we bolstered our internal development capabilities with the acquisition of Relic Entertainment Inc. (“Relic”).  With the addition of Relic, our development operations now include 18 teams and nearly 500 people located in eight studios.  We will also continue to work with independent studios, maintaining our balance of internally and externally developed content.

Our business strategy also includes investments in emerging applications, such as wireless gaming.  Our wholly-owned subsidiary, THQ Wireless Inc., has entered into agreements with the National Football League (NFL), the National Hockey League (NHL), and Major League Baseball (MLB) and their respective players’ associations to develop officially licensed mobile content based on the teams and players of the NFL, NHL and MLB.  Additionally, in April 2004, THQ Wireless acquired a controlling interest in Minick, a European-based mobile applications and billing expert.  This acquisition gives THQ Wireless one of the largest direct-to-consumer billing and distribution network solutions in the world, building on its strength as a turnkey solution for consumers, carriers and handset manufacturers.

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

Allowances for price protection, returns and doubtful accounts.  We derive revenue from sales of packaged software for video game systems and personal computers and sales of software and services for wireless devices.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products, however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

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

For the three months ended June 30, 2004 and 2003, we recorded allowances for future price protection, returns and doubtful accounts of approximately $14.5 million and $17.9 million, respectively.  The decrease in allowances for future price protection, returns and allowances for doubtful accounts is related to the decrease in sales during the three months ended June 30, 2004 as compared to the same period last year and our estimate of future price protection and returns based on the factors discussed above.  As of June 30, 2004 and 2003, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $45.7 million and $39.1 million, respectively.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See - “Long-Lived Assets” below.  If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of June 30, 2004, the net carrying value of our licenses was $27.8 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Software Development.  We utilize both independent software developers and internal development teams to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We evaluate technological feasibility on a title-by-title basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.  We capitalize the milestone payments made to independent software developers and the direct payroll and facilities costs for our internal development teams.

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See - “Long-Lived Assets” below.  If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter.  As of June 30, 2004, the net carrying value of our software development was $59.2 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Goodwill.  We perform our annual review for goodwill impairment during the quarters ending June 30, or more frequently if indicators of potential impairment exist.  We performed our goodwill impairment review for the quarters ended June 30, 2004 and June 30, 2003, and in both reviews we found no impairment.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests for indefinite-lived intangible assets and found no impairment.  The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful.  Also, our revenues and earnings are dependent on our ability to meet our product release schedules.  Due to these and other factors described in the subsection entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2004 we may not realize the future net cash flows necessary to recover our goodwill.

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

Results of Operations

Comparison of the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

We principally derive revenue from sales of packaged interactive software games designed for play on videogame console platforms, PCs, handheld and wireless devices.  Our net loss for the quarter ended June 30, 2004 was $(3.9) million or $(0.10) per diluted share, on net sales of $88.2 million, as compared to a net loss of $(3.6) million or $(0.09) per diluted share for the quarter ended June 30, 2003, based on net sales of $98.1 million.  The decrease in net income for the three-month period ended March 31, 2004 from the same period a year ago is primarily attributable to a $9.9 million decrease in net sales, partially offset by $9.3 million in lower costs and expenses.

Net Sales by Platform

The following table sets forth our net sales by platform and net sales by platform as a percentage of sales for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,				Increase/	%
Platform	2004		2003		(Decrease)	Change
Consoles
Sony PlayStation 2	$19,418	22.0%	$27,955	28.5%	$(8,537)	(30.5)%
Microsoft Xbox	24,586	27.9	19,345	19.7	5,241	27.1%
Nintendo GameCube	4,076	4.6	6,903	7.0	(2,827)	(41.0)%
Sony PlayStation	1,990	2.3	3,674	3.8	(1,684)	(45.8)%
	50,070	56.8	57,877	59.0	(7,807)	(13.5)%
Handheld
Nintendo Game Boy Color	—	0.0	1,382	1.4	(1,382)	(100.0)%
Nintendo Game Boy Advance	24,551	27.8	20,925	21.3	3,626	17.3%
	24,551	27.8	22,307	22.7	2,244	10.1%

PC CD-ROM	9,432	10.7	15,491	15.8	(6,059)	(39.1)%
Wireless	2,835	3.2	1,184	1.2	1,651	139.4%
Other	1,306	1.5	1,236	1.3	70	5.7%
Net Sales	$88,194	100.0%	$98,095	100.0%	$(9,901)	(10.1)%

Net sales for the quarter ended June 30, 2004 decreased 10.1% from the same period last year, from $98.1 million to $88.2 million.  The primary factor that affected the net sales performance in the quarter ended June 30, 2004 was the release of fewer titles in the quarter ended June 30, 2004 than in the same quarter of 2003.  Net sales in the quarter ended June 30, 2004 were a function of two major releases: Full Spectrum Warrior on Xbox and Sonic Advance 3 on Game Boy Advance.  Net sales in the quarter ended June 30, 2003 included Disney/Pixar’s Finding Nemo on six platforms.  The reason that we released more titles in the quarter ended June 30, 2003 was primarily because we launched Disney/Pixar’s Finding Nemo in conjunction with the release of the movie.  In fiscal 2005, we will release our title based upon Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, in our third fiscal quarter.

Consoles

Net sales for console platforms decreased 13.5% from the same three-month period in the prior year, from $57.9 million to $50.1 million.  We released one console title during the three-month period ended June 30, 2004, compared to seven new releases in the three months ended June 30, 2003.  The decrease in net sales due to the release of fewer titles was partially offset by lower average selling prices for the titles released during the three months ended June 30, 2003.

Sony PlayStation 2 Net Sales (in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales	% change
	$19,418	22.0%	$27,955	28.5%	(30.5)%

Net sales of video games for PlayStation 2 decreased by $8.5 million for the three months ended June 30, 2004 compared to the same three-month period in 2003 due primarily to having no new releases in the current quarter, partially offset by increased catalog sales in the current quarter.  In the three months ended June 30, 2003, we released three new PlayStation 2 titles — Big Mutha Truckers, Disney/Pixar’s Finding Nemo, and Evil Dead: A Fistful of Boomstick.

We expect net sales from PlayStation2 products to grow in the last two quarters of fiscal 2005, as we release more new titles for PlayStation 2 in those quarters, including WWE™ SmackDown! ™ v. Raw™, Destroy All Humans!™, The Punisher™, The SpongeBob SquarePants Movie, Tak 2 and The Incredibles.  Further, we expect console price reductions on the PlayStation 2 in Europe in 2004, which could increase demand for the consoles and thus for the video games in Europe.

We did not release any PlayStation products in the three months ended June 30, 2004 or 2003.  We do not anticipate releasing any new PlayStation products in the future, due to the transition to PlayStation 2.  Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of our PlayStation products to continue to decline in the future.

Microsoft Xbox Net Sales (in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales	% change
	$24,586	27.9%	$19,345	19.7%	27.1%

Net sales of video games for Xbox increased by $5.2 million for the three months ended June 30, 2004 compared to the same three-month period in 2003 due to strong sales of Full Spectrum Warrior.  In the quarter ended June 30, 2004, we released Full Spectrum Warrior for Xbox, compared to seven new titles in the three months ended June 30, 2003: Big Mutha Truckers, Disney/Pixar’s Finding Nemo, Evil Dead: A Fistful of Boomstick, MotoGP 2, Red Faction® II, Tetris Online and Yager.

We expect net sales from Xbox products to continue to grow in fiscal 2005, as we release more new titles for Xbox in those quarters, including Destroy All Humans!™, The Punisher™, WWE™ Wrestlemania® XXI, The SpongeBob SquarePants Movie and The Incredibles.   Further, we expect console price reductions on the Xbox in Europe in 2004, which could increase demand for the consoles and thus for the video games in Europe.

Nintendo GameCube Net Sales (in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales	% change
	$4,076	4.6%	$6,903	7.0	(41.0)%

Net sales of video games for GameCube decreased by $2.8 million for the three months ended June 30, 2004 compared to the same three-month period in 2003 due primarily to having no new releases in the current quarter, partially offset by increased catalog sales in the current quarter.  In the three months ended June 30, 2003, we released two GameCube titles - Disney/Pixar’s Finding Nemo and Red Faction II.

We expect net sales from GameCube products to increase in the remainder of fiscal 2005, as we release WWE™ Day of Reckoning, The SpongeBob SquarePants Movie, Tak 2 and The Incredibles  in the remainder of fiscal 2005.

Handheld Platforms

Net sales for handheld platforms increased 10.1% from the same three-month period in the prior year, from $22.3 million to $24.6 million.  We released one handheld title for Game Boy Advance during the three-month period ended June 30, 2004, compared to ten new releases in the three months ended June 30, 2003.

Nintendo Game Boy Advance Net Sales (in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales	% change
	$24,551	27.8%	$20,925	21.3%	17.3%

Net sales of video games for Game Boy Advance increased by $3.6 million for the three months ended June 30, 2004 compared to the same three-month period in 2003 due primarily to strong catalog sales.  In the quarter ended June 30, 2004, we released one new title for Game Boy Advance: Sonic Advance 3.  We released ten Game Boy Advance titles during the three months ended June 30, 2003 including Crazy Taxi, Disney/Pixar’s Finding Nemo, Disney Princess and Rugrats Go Wild.

The increase in the three months ended June 30, 2004 was also due to the higher installed base of the Game Boy Advance hardware compared to the same period last year.  The increase in hardware is due in part to Nintendo’s launch of the Game Boy Advance SP, which is a front-lit screen version of their Game Boy Advance platform, in March 2003.  We expect sales for the Game Boy Advance to continue to increase in fiscal 2005 as we release additional new titles, including The SpongeBob SquarePants Movie, Tak 2 and The Incredibles.

PC CD-ROMs

PC CD-ROM Net Sales(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales	% change
	$9,432	10.7%	$15,491	15.8%	(39.1)%

Net sales for PC CD-ROMs decreased 39.1% from the same three-month period in the prior year, from $15.5 million to $9.4 million.  We released 15 PC titles published from our ValuSoft division and no other PC CD-ROM titles during the three-month period ended June 30, 2004, whereas we released 16 PC titles published from our ValuSoft division and six other PC CD-ROM titles in the three months ended June 30, 2003.

We expect net sales for PC CD-ROMs to increase in the remaining quarters of fiscal 2005 as we release new PC titles, including Full Spectrum Warrior for PC, Warhammer 40,000: Dawn of War and The Incredibles.

Wireless

Wireless Net Sales(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales	% change
	$2,835	3.2%	$1,184	1.2%	139.4%

Net sales of content for wireless devices increased from $1.2 million in the three-month period ended June 30, 2003, to $2.8 million in the three months ended June 30, 2004, which primarily included sales of wireless games content.  We expect net sales of wireless content to continue to increase throughout fiscal 2005 as we expand our product offerings and relationships with the carriers.

Net Sales by Territory

Geographically, our net sales for the three months ended June 30, 2004 and 2003 is presented below (in thousands):

Net Sales for the Three	June 30,		Increase/
Months Ended	2004	2003	(Decrease)	% Change
North America	$52,316	$69,397	$(17,081)	(24.6)%
International	35,878	28,698	7,180	25.0%
Net Sales	$88,194	$98,095	$(9,901)	(10.1)%

North America Net Sales

North America net sales consisted of 59.3% of total net sales for the quarter ending June 30, 2004.  North America net sales decreased by $17.1 million from the three months ended June 30, 2003, primarily due to a fewer number of new releases in the quarter ended June 30, 2004 compared to the same period last year.

International Net Sales

International net sales increased by 25.0% for the three months ended June 30, 2004 as compared to the same period of 2003 and consisted of 40.7% of total net sales in the quarter ended June 30, 2004.  The increase was primarily attributable to increased sales of video games for the Xbox and Game Boy Advance internationally, including the new releases Full Spectrum Warrior (Xbox) and Sonic Advance 3 (Game Boy Advance) and continued strong catalog sales of Disney/Pixar’s Finding Nemo.  The strengthening of foreign exchange rates, primarily the British Pound and Euro, increased reported international sales by $3.0 million.

We continue to expect to see strong sales internationally in fiscal 2005 as we increase our investments in our international subsidiaries.

Costs and Expenses, Net Interest Income, Other Income (Expenses) and Income Taxes

The following table sets forth information about our costs and expenses, net interest income, other income (expenses) and income taxes for the periods indicated as a percentage of total net sales:

	Percent of Net Sales
	Three Months Ended June 30,
	2004	2003
Costs and expenses:
Cost of sales	38.3%	39.0%
License amortization and royalties	7.9	9.4
Software development amortization	14.6	19.6
Product development	11.3	8.9
Selling and marketing	20.6	19.5
Payment to venture partner	0.6	0.5
General and administrative	14.5	9.5
Total costs and expenses	108.0	106.5
Loss from operations	(8.0)	(6.5)
Interest income, net and other expenses	1.1	0.7
Loss before income taxes	(6.9)	(5.8)
Income taxes	(2.4)	(2.1)
Net loss	(4.4)%	(3.6)%

Costs and expenses for the quarter ended June 30, 2004 decreased by $9.3 million over the same three-month period in 2003, from $104.5 million to $95.2 million.  The largest component of costs and expenses is the cost of sales, which consisted of $33.8 million, or 38.3% of net sales, in the three months ended June 30, 2004 and $38.3 million, or 39.0% of net sales, in the three months ended June 30, 2003.  Selling and marketing expenses are the next most significant factor which impacted costs and expenses, consisting of $18.2 million, or 20.6% of net sales in the quarter ended June 30, 2004 and $19.1 million, or 19.5% of net sales in the same period in 2003.

Cost of Sales

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$33,774	38.3%	$38,253	39.0%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts.  Cost of sales as a percentage of net sales decreased slightly for the three months ended June 30, 2004 as compared to the same period of 2003 as a result of an overall increase in the weighted average selling price of premium titles, in particular our new release of Full Spectrum Warrior along with higher margins on Game Boy Advance products.

License Amortization and Royalties

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$7,007	7.9%	$9,252	9.4%

License amortization and royalties consists of royalties due to licensors, which are recorded at the higher of (1) the contractual royalty rate based on actual net product sales or (2) the ratio of current revenue to total projected revenue.  For the three months ended June 30, 2004 license amortization and royalties as a percentage of net sales decreased by 1.5% to 7.9% from 9.4% for the three months ended June 30, 2003 primarily due to strong sales in the prior period of Disney/Pixar’s Finding Nemo compared to the current period release of our original property Full Spectrum Warrior.  We also recorded a reduction of license amortization and royalties of approximately $1.7 million in the current quarter related to an adjustment to the estimated fair value of warrants issued to a licensor.

Software Development Amortization

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$12,915	14.6%	$19,244	19.6%

Software development amortization consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs.  Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales or (2) the ratio of current revenue to total projected revenue.  For the three months ended June 30, 2004 software development amortization decreased as a percentage of net sales by 5% to 14.6% from 19.6% in the three months ended June 30, 2003 as a result of an overall increase in the weighted average selling price of premium titles, in particular our new release of Full Spectrum Warrior compared to products released with overall lower average selling prices, including Finding Nemo, in the same period last year.

Product Development

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$9,982	11.3%	$8,766	8.9%

Product development primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  For the three months ended June 30, 2004 product development increased by $1.2 million to $10.0 million from $8.8 million for the three months ended June 30, 2003.  This increase was primarily due to increased internal development personnel costs and the personnel costs from the acquisition of Relic in April 2004.

Selling and Marketing

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$18,196	20.6%	$19,129	19.5%

Selling and marketing consists of personnel-related costs and advertising, marketing and promotional expenses.  For the three months ended June 30, 2004 selling and marketing increased by 1.1% as a percentage of net sales to 20.6% from 19.5% for the three months ended June 30, 2003.  This slight increase was primarily due to promotional efforts needed to support the launch of the new property - Full Spectrum Warrior.

Payment to Venture Partner

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$524	0.6%	$465	0.5%

Payment to JAKKS Pacific, Inc. increased slightly in absolute dollars and as a percentage of net sales for the three months ended June 30, 2004 compared to the same period of 2003.  This increase is in direct relation to the increase in World Wrestling Entertainment related sales as a percentage of our total net sales for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

General and Administrative

(in thousands)

Three Months Ended June 30,	2004	% of net sales	2003	% of net sales
	$12,816	14.5%	$9,362	9.5%

General and administrative consists of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation, allowances for bad debts and foreign exchange transaction gains and losses.  For the three months ended June 30, 2004, general and administrative increased by $3.4 million to $12.8 million from $9.4 million for the three months ended June 30, 2003.  The increase was primarily due to growth in our international and wireless operations, as well as unfavorable currency exchange in the quarter ended June 30, 2004.  We expect general and administrative to decline as a percentage of sales for the full year as compared to the prior year.

Interest Income, net

Net interest income increased slightly for the three months ended June 30, 2004 as compared to the same period of 2003 due to higher interest rates and higher investment balances.

Income Taxes

The effective tax rate for the three months ended June 30, 2004 was 35.5% and the effective tax rate for the fiscal year ended March 31, 2004 was 35%.  We expect our effective tax rate for our fiscal year ending March 31, 2005 to be approximately 35.5%.

Liquidity and Capital Resources

Our total assets as of June 30, 2004 were $542.5 million, as compared to $527.2 million as of March 31, 2004.  Of the total assets at June 30, 2004, $386.4 million, or 71.2% were current assets, with $242.8 million, or 44.8% of this amount, in cash, cash equivalents and short-term investments.  Of the total assets at March 31, 2004, $397.1 million, or 75.3% were current assets, with $253.0 million, or 48.0% of this amount, in cash, cash equivalents and short-term investments.

Our principal source of cash is from sales of our packaged software for video game consoles, handheld game platforms, personal computers and content for wireless devices.  Our principal uses of cash are product purchases of discs and cartridges; payments to developers, licensors and manufacturers; the costs of internal software development; and selling and marketing expenses.  At June 30, 2004, our total current liabilities were $85.6 million, which consisted primarily of $34.2 million of accrued royalties, $33.4 million of accrued expenses and $16.9 million of accounts payable.  Total current liabilities were $87.4 million at March 31, 2004.

Changes in Cash Flow

(In thousands)	June 30, 2004	June 30, 2003	Change
Cash used in operating activities	$(8,226)	$(29,622)	$21,396
Cash (used in) provided by investing activities	(14,653)	13,438	(28,091)
Cash provided by financing activities	13,491	3,384	10,107
Effect of exchange rate changes on cash	164	1,001	(837)
Net decrease in cash and cash equivalents	$(9,224)	$(11,799)	$2,575

During the three months ended June 30, 2004, we used $(8.2) million of cash in operating activities compared to $(29.6) million used in operating activities for the three months ended June 30, 2003. The decrease in cash used in operating activities was primarily the result of a $22.4 million reduction in accounts receivable during the quarter ended June 30, 2004 as compared to an increase in accounts receivable of $16.0 million during the same period in 2003.  This fluctuation is due to the timing of product releases during the respective quarters.  This was partially offset by a decrease in licenses and capitalized software development.  We entered into approximately five new license agreements during the three months ended June 30, 2004 totaling approximately $13.0 million compared to three new license agreements totaling approximately $13.0 million during the three months ended June 30, 2003.  For the three months ended June 30, 2004 and 2003 we paid approximately $18.0 million and $18.8 million for software development costs, respectively, to fund 124 and 97 SKU’s, respectively.

Cash flow from investing activities for the three months ended June 30, 2004 decreased by $28.1 million from the same period in 2003.  This decrease was primarily due to our purchase of Relic and an increase in our investment in

Minick Holdings AG (“Minick”) for an aggregate of $13.4 million, net of cash acquired, as well as a decrease of $15.1 million in net cash received from the sales, maturities and purchases of short-term investments.

Cash provided by financing activities increased by $10.1 million for the three months ended June 30, 2004 as compared to the same period of 2003 due to the exercise of stock options.  We did not repurchase any of our common stock during either the three months ended June 30, 2004 or 2003.

Other Current Assets

Current assets less cash, cash equivalents and short-term investments slightly decreased to $143.6 million at June 30, 2004 from $144.0 million at March 31, 2004.  This decrease was due to decreases in accounts receivable, net of allowances, and inventory, offset by increases in licenses and software development assets, income taxes receivable and prepaid expenses and other current assets.  The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our titles on new platforms and new versions of our titles on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns and  other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004.

Guarantees and Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2004 is approximately $89.1 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2005 will be $20.3 million.  We also have a commitment for $1.6 million under a sponsorship agreement which will require us to make payments during the remainder of this fiscal year.  We also have various operating lease commitments of $24.4 million expiring at various times through 2014.  As of June 30, 2004, we had approximately $708,000 in obligations under our credit facility with respect to outstanding letters of credit and no outstanding borrowings.  A summary of minimum contractual obligations and commercial commitments as of June 30, 2004 (in thousands), is included in the table below:

Contractual Obligations and Commercial Commitments

Fiscal Years Ended March 31,	License Guarantees	Software Development Milestone Payments	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2005	$16,579	$36,256	$20,267	$4,142	$708	$1,583	$79,535
2006	23,232	7,840	11,742	5,056	—	—	47,870
2007	4,876	—	3,096	3,023	—	—	10,995
2008	328	—	2,023	2,880	—	—	5,231
2009	—	—	1,900	2,433	—	—	4,333
Thereafter	—	—	1,500	6,866	—	—	8,366
	$45,015	$44,096	$40,528	$24,400	$708	$1,583	$156,330

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

Indemnification Claim .  We received a demand from Motorola for indemnification under our license to it of certain wireless games distributed in France.  The demand arises out of litigation commenced in France in January 2003 against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  In April 2003, we joined the action as a necessary party.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of the demand for indemnification.

Credit Facility.  We have a credit facility that allows us to maintain outstanding letters of credit up to $20.0 million.  The credit facility is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of June 30, 2004, we were in compliance with all the covenants under the credit facility.  Amounts outstanding under the credit facility bear interest, at our choice, at either (a) the bank’s prime rate (4.0% at June 30, 2004) or (b) the London Interbank Offered Rate (2.46% at June 30, 2004) plus 1.60%.  As of June 30, 2004, we had outstanding letters of credit of approximately $708,000.

Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment - an amendment of FASB Statements No. 123 and 95”.  The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties.  The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method.  If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in fiscal 2006.  We have not yet determined the impact that the proposed statement will have on our financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in interest rates and in foreign currency exchange rates. Market risk is the potential loss arising from changes in market rates and prices. Foreign exchange and option contracts used to hedge foreign currency exposures and short-term and long-term investments are subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of floating rate corporate notes and municipal securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.  The credit facility is based on variable interest rates.  At June 30, 2004, we had outstanding letters of credit of approximately $708,000.

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound and the Euro, which may result in a gain or loss of earnings to us.  The volatility of the British Pound and the Euro (and all other applicable currencies) is monitored frequently throughout the year.  We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within General and Administrative expense within the Consolidated Statements of Operations.  While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

Item 4.           Controls and Procedures

Management, with the assistance of internal audit, conducted an evaluation, as of June 30, 2004, of the effectiveness and design of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of such date.

In addition, there have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.           Legal Proceedings

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.           Changes in Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no repurchases of THQ Common Stock by the Company during the three months ended June 30, 3004.

Limitations upon Payment of Dividends

The Amended and Restated Revolving Credit Agreement dated September 27, 2002, as amended, restricts payment of cash dividends to shareholders of the Company.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

Stock Option Exchange Program

On June 21, 2004, we granted 758,836 replacement options to employees pursuant to the Option Exchange Program (the “Program”) adopted at the annual meeting of our stockholders held on August 12, 2003.  Under the Program, eligible employees, excluding all of our executive officers and directors, were offered a one-time opportunity to exchange certain “out-of-the-money” stock options to purchase a lesser number of shares of common stock at a new exercise price per share.  The replacement options have an exercise price of $21.73, which was the closing price of a share of THQ common stock on the Nasdaq Stock Market on June 21, 2004.  Pursuant to the Program, the options will fully vest on December 21, 2004, subject to the optionholder’s continued employment with the Company.

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

Exhibit Number	Title
4.2

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No.3 to the Registrant’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813)).

10.1*

Confidential License Agreement for Nintendo GameCube (Asia), dated as of November 17, 2003, between Nintendo Co., Ltd. and THQ Asia Pacific Pty Ltd.  (Portions hereof have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.2*

Second Amendment to the Confidential License Agreement for the Game Boy, Game Boy Color and Game Boy Pocket Handheld Video Game Systems, dated as of April 28, 2004, between Nintendo of America, Inc. and the Company.

10.3*‡	Ed Zinser Letter Offer dated March 24, 2004.

10.4*‡	Separation Agreement and General Release dated July 29, 2004 between Eric Doctorow and the Company.

10.5

Form of Incentive Stock Option Agreement for the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on July 13, 2004 (file No. 333-117334)).

10.6

Form of Non-Qualified Stock Option Agreement for the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on July 13, 2004 (file No. 333-117334)).

10.7

Form of Performance Accelerated Restricted Stock Award Agreement for the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on July 13, 2004(file No. 333-117334)).

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

*Filed herewith.

‡Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K dated May 5, 2004, reporting under Items 7 and 12 our press release announcing earnings for the twelve month fiscal year-end March 31, 2004 as well as for the fiscal fourth quarter, ended the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell
Director, Chairman of the Board,
President and Chief
Executive Officer (Principal Executive Officer)

THQ INC.

	By:	/s/ Edward K. Zinser
Edward K. Zinser
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)