Form 10-Q
period 2004-09-30
THQ INC
filed 2004-11-08
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 29, 2004, there were 38,895,554 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

INDEX

Part I – Financial Information

Item 1.
Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheets – September 30, 2004 and March 31, 2004
Consolidated Statements of Operations – for the Three and Six Months Ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows – for the Six Months Ended September 30, 2004 and 2003
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I – Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,213	$247,237
Short-term investments	7,896	5,802
Cash, cash equivalents and short-term investments	187,109	253,039
Accounts receivable, net of allowances	51,340	59,088
Inventory	14,469	22,303
Licenses	15,122	13,172
Software development	59,384	39,997
Deferred income taxes	278	—
Income taxes receivable	11,251	—
Prepaid expenses and other current assets	29,052	9,451
Total current assets	368,005	397,050
Property and equipment, net	20,210	17,468
Licenses, net of current portion	8,734	9,068
Software development, net of current portion	8,103	9,798
Deferred income taxes, net of current portion	—	560
Goodwill, net	78,371	59,399
Long-term marketable securities	20,874	24,320
Other long-term assets, net	15,015	9,488
TOTAL ASSETS	$519,312	$527,151

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,681	$22,147
Accrued liabilities	33,197	22,361
Accrued payment to venture partner	1,399	746
Accrued royalties	20,111	41,305
Income taxes payable	—	216
Deferred income taxes	—	642
Total current liabilities	70,388	87,417
Accrued liabilities, net of current portion	2,000	—
Accrued royalties, net of current portion	1,775	1,142
Deferred income taxes, net of current portion	1,082	—
Commitments and contingencies	—	—
Minority interest	1,021	—
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 38,868,907 and 38,166,978 shares issued and outstanding as of September 30, 2004 and March 31, 2004, respectively	389	382
Additional paid-in capital	318,388	304,860
Accumulated other comprehensive income	9,476	8,302
Retained earnings	114,793	125,048
Total stockholders’ equity	443,046	438,592
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$519,312	$527,151

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Net sales	$96,295	$126,517	$184,489	$224,612
Costs and expenses:
Cost of sales	30,873	44,988	64,646	83,241
License amortization and royalties	8,998	15,551	16,005	24,803
Software development amortization	17,836	23,026	30,751	42,270
Product development	15,349	9,393	25,330	18,160
Selling and marketing	20,053	20,495	38,250	39,623
Payment to venture partner	1,512	2,095	2,036	2,560
General and administrative	12,692	9,681	25,510	19,045
Total costs and expenses	107,313	125,229	202,528	229,702
Income (loss) from operations	(11,018)	1,288	(18,039)	(5,090)
Interest income, net	985	409	1,958	1,141
Other income	—	4,004	—	4,000
Income (loss) before income taxes and minority interest	(10,033)	5,701	(16,081)	51
Income taxes	(3,774)	2,109	(5,921)	19
Income (loss) before minority interest	(6,259)	3,592	(10,160)	32
Minority interest	(95)	—	(95)	—
Net income (loss)	$(6,354)	$3,592	$(10,255)	$32
Net income (loss) per share — basic	$(0.16)	$0.09	$(0.27)	$0.00
Net income (loss) per share — diluted	$(0.16)	$0.09	$(0.27)	$0.00

Shares used in per share calculation — basic	38,997	38,353	38,692	38,258
Shares used in per share calculation — diluted	38,997	39,159	38,692	39,060

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2004	2003
Cash flows used in operating activities:
Net income (loss)	$(10,255)	$32
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest	95	—
Depreciation and amortization	4,285	3,712
Amortization of licenses and software development	39,845	54,354
Loss on disposal of property and equipment	40	101
Loss on sale of short-term investments	—	4
Tax benefit related to the exercise of employee stock options	2,867	1,694
Deferred income taxes	(6)	21
Changes in operating assets and liabilities:
Accounts receivable, net	12,728	(50,066)
Inventory	7,774	2,535
Licenses	(14,388)	(15,763)
Software development	(42,329)	(38,260)
Prepaid expenses and other current assets	(19,253)	(12,532)
Accounts payable	(8,781)	2,940
Accrued liabilities	4,022	(28)
Accrued payment to venture partner	653	1,583
Accrued royalties	(20,566)	(312)
Income taxes	(12,588)	(2,727)
Net cash used in operating activities	(55,857)	(52,712)

Cash flows (used in) provided by investing activities:
Proceeds from sale of property and equipment	47	7
Proceeds from sales and maturities of short-term investments	67,880	30,843
Purchase of short-term investments	(66,529)	(19,496)
(Increase) decrease in other long-term assets	(75)	43
Acquisitions, net of cash acquired	(15,730)	(2,300)
Acquisition of property and equipment	(5,693)	(4,041)
Net cash (used in) provided by investing activities	(20,100)	5,056

Cash flows (used in) provided by financing activities:
Stock repurchase	(9,080)	(7,993)
Proceeds from exercise of stock options	17,326	4,807
Net cash (used in) provided by financing activities	8,246	(3,186)

Effect of exchange rate changes on cash	(313)	570
Net decrease in cash and cash equivalents	(68,024)	(50,272)
Cash and cash equivalents — beginning of period	247,237	199,860
Cash and cash equivalents — end of period	$179,213	$149,588

See notes to consolidated financial statements.

	For the Six Months Ended September 30,
	(Unaudited)
	2004	2003

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,001	$1,589

On April 29, 2004 we paid $6 million in cash, and will pay an additional $4 million over the next two years for the purchase of Relic.  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Cash acquired	$255
Tangible assets acquired	292
Intangible assets acquired	1,092
Liabilities assumed	(440)
Goodwill	9,016
Purchase Price	$10,215

On April 30, 2004, we paid $10.5 million in cash for an additional 25% of the outstanding common stock of Minick and gained a majority representation on the board of directors.  Prior to this additional investment, we owned 25% of the outstanding common stock.  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Cash acquired	$3,278
Tangible assets acquired	6,367
Intangible assets acquired	4,128
Liabilities assumed	(9,012)
Minority Interest	(903)
Goodwill	6,792
Purchase Price	$10,650

The six months ended September 30, 2004 and 2003 includes an additional $4.6 million ($2.3 million each period) which we have paid to the former shareholders of ValuSoft, Inc. ("ValuSoft"), as they reached their pre-tax income target during the respective periods.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  Examples include price protection, returns and doubtful accounts.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our report on Form 10-K for the fiscal year ended March 31, 2004.

2.   Employee Stock Based Compensation

We account for our employee stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock option compensation expense is recognized in our Consolidated Statements of Operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

On November 13, 2003, we commenced a stock option exchange program (“Exchange Program”) under which eligible employees holding options to purchase an aggregate of 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, could elect to exchange their options for a designated fewer number of replacement options with a new exercise price to be granted at least six months and one day from the cancellation date. Our executive officers and members of our board of directors were not eligible to participate in the Exchange Program.  In accordance with the terms of the Exchange Program, we canceled 1,216,903 outstanding stock options on December 15, 2003 and on June 21, 2004 granted, in exchange for the canceled options, 758,836 new options. The exercise price of the new stock options was $21.73, which represented the fair market value of our common stock on the date of grant.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, the table below includes a modification of the 1,216,903 stock options canceled under the Exchange Program that were immediately reissued as 758,836 new options on the cancellation date. Accordingly, these disclosures include estimates about (1) the risk-free interest rate; (2) the expected life of the new stock options; and (3) the expected volatility of our common stock.

The fair value of options granted under the stock option plans during the three and six months ended September 30, 2004 and 2003, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003

Dividend yield	0%	0%	0%	0%
Anticipated volatility	60%	72%	60%	72%
Weighted average risk-free interest rate	3.23%	2.76%	3.36%	2.47%
Expected lives	4 years	4 years	4 years	4 years

The following table shows what our net loss and loss per share would have been for the three and six months ended September 30, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the assumptions in the table above.  For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss) -as reported	$(6,354)	$3,592	$(10,255)	$32
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,084)	(3,856)	(6,811)	(7,943)

Net loss-pro forma	$(10,438)	$(264)	$(17,066)	$(7,911)

Earnings per share:
Basic-as reported	$(0.16)	$0.09	$(0.27)	$0.00
Basic-pro forma	$(0.27)	$(0.01)	$(0.44)	$(0.21)

Diluted-as reported	$(0.16)	$0.09	$(0.27)	$0.00
Diluted-pro forma	$(0.27)	$(0.01)	$(0.44)	$(0.21)

3.              Cash, Cash Equivalents, Short-Term Investments and Long-Term Marketable Securities

(In thousands)	September 30, 2004	March 31, 2004
Cash and cash equivalents	$179,213	$247,237

Short-term investments
Held-to-maturity	7,896	5,802

Long-term marketable securities
Held-to-maturity	20,874	24,320

Cash, cash equivalents, short-term investments and long-term marketable securities	$207,983	$277,359

We consider all highly liquid investments purchased with original maturities less than three months to be cash equivalents.

Investments with original maturity greater than three months, but less than one year, are considered to be short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.  For the three and six months ended September 30, 2004, there were no investments classified as available-for-sale and, as such, no unrealized gains or (losses) on available-for-

sale investments, except Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets.  (See Note 11).

During the prior year we acquired municipal bonds with maturities of greater than one year for $24.3 million.  These bonds are classified as held-to-maturity.  Investments with a maturity greater than one year at the time of purchase are considered to be long-term assets.  Our long-term marketable securities have a maturity due date of 1-2 years as of September 30, 2004.  During the three months ended September 30, 2004, $3.4 million of these marketable securities were classified as short-term investments due to their maturity date being less than one year.  As of September 30, 2004, the value of our long-term marketable securities was $20.9 million.

4.   Allowances for price protection, returns and doubtful accounts

We derive revenues from sales of packaged software for video game systems and personal computers and sales of software and services for wireless devices.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game system or personal computer products after we analyze: i) inventory remaining in the retail channel, ii) the rate of inventory sell-through in the retail channel, and iii) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.   Management uses significant judgment and makes estimates in connection with establishing allowances for doubtful accounts in any accounting period.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See “Long-Lived Assets” below. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of September 30, 2004, the net carrying value of our licenses was $23.9 million.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  See “Long-Lived Assets” below.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenues, the charge to software development amortization may be larger than anticipated in a given quarter.  As of September 30, 2004, the net carrying value of our software development was $67.5 million.

7.   Business Combinations

Relic. On April 29, 2004, we completed the acquisition of Relic Entertainment Inc. (“Relic”), a development studio located in Canada.  The results of Relic’s operations have been included in our consolidated financial statements since that date.  Relic develops entertainment content for video game consoles and personal computers. Relic’s team of artists and engineers helps strengthen our internal development capabilities and our ability to create original content.  We paid $6 million in cash during the six months ended September 30, 2004, and will pay an additional $4 million over the next two years.  Of the additional payment, $2 million is included in current accrued liabilities, and $2 million is included in accrued liabilities, net of current portion in the accompanying balance sheet.

The Relic acquisition has been accounted for using the purchase method under SFAS No. 141, “Business Combinations”. The purchase price includes the cash and transaction costs paid and the additional purchase price due over the next two years.  The allocation of the purchase price is based on studies and valuations that are currently being finalized.  We do not believe that the final purchase price allocation will produce materially different results than those reflected below.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Cash acquired	$255
Tangible assets acquired	292
Intangible assets acquired	1,092
Liabilities assumed	(440)
Goodwill	9,016
Purchase Price	$10,215

Minick. On April 30, 2004, our wholly-owned subsidiary, THQ Wireless Inc. (“THQ Wireless) purchased an additional 25% of the outstanding common stock of Minick Holding AG (“Minick”) for $10.5 million in cash and gained a majority representation on the board of directors.  Prior to this additional investment, THQ Wireless owned 25% of the outstanding common stock of Minick and we accounted for the investment using the equity method of accounting.  Since April 30, 2004, we have consolidated the balance sheet, statement of operations and cash flows of Minick due to THQ Wireless’ controlling interest in the entity.  The 50 percent interest in Minick that we do not own is reflected as “Minority interest” on our Consolidated Balance Sheet as of September 30, 2004, and Consolidated Statements of Operations for the three and six months ended September 30, 2004.

Minick is a European-based company which develops and operates interactive software applications for wireless devices such as Short Messaging Service (“SMS”), Enhanced Messaging Service (“EMS”), Multimedia Messaging Service (“MMS”), messaging information, and multimedia and voting applications. The access to Minick’s proprietary software, application platform and premium billing infrastructure enables THQ Wireless to expand its current product lineup with additional mobile offerings such as SMS voting, information and alert services, and wireless marketing campaigns that are expected to bring in a new revenue stream.  In addition to these applications, Minick brings us over 40 direct billing relationships with carriers worldwide that will broaden our wireless competitive abilities.

The acquisition of this additional interest in Minick has been accounted for using the purchase method under SFAS No. 141. The purchase price includes the cash and transaction costs paid.  The allocation of the purchase price is based on studies and valuations that are currently being finalized.  We do not believe that the final purchase price allocation will produce materially different results than those reflected below.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Cash acquired	$3,278
Tangible assets acquired	6,367
Intangible assets acquired	4,128
Liabilities assumed	(9,012)
Minority interest	(903)
Goodwill	6,792
Purchase Price	$10,650

ValuSoft.  On July 1, 2002, we completed the acquisition of substantially all the assets of ValuSoft, a publisher and developer of value-priced interactive entertainment and productivity software.  The results of ValuSoft’s operations have been included in our consolidated financial statements since that date.  This acquisition has provided us with a channel for value-priced personal computer products.  We paid $9.6 million in cash and issued approximately 167,000 shares of our common stock valued at $4.6 million as the initial purchase price.  In addition, the former shareholders of ValuSoft are entitled to additional consideration of up to $11.0 million if ValuSoft reaches certain pre-tax income targets in the five years following July 1, 2002.  The annual payments of the additional consideration, if any, range from $1.0 million to $2.8 million per year and may be paid, at our discretion, in cash or shares of our common stock, and will be added to goodwill.  For the twelve months ended June 30, 2003 and 2004, ValuSoft reached its pre-tax income target.  Accordingly, we have paid an additional $4.6 million ($2.3 million for each period), which was allocated to goodwill and is included in the table below.

The ValuSoft acquisition has been accounted for using the purchase method under SFAS No. 141. The purchase price includes the cash paid, the fair value of our common stock issued, transaction costs and an adjustment for ValuSoft’s accounts receivable and net book value at July 1, 2002.  The total amount of goodwill is expected to be deductible for income tax purposes.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Cash acquired	$276
Tangible assets acquired	2,561
Software development acquired	1,491
Licenses acquired	1,109
Liabilities assumed	(2,940)
Goodwill	16,642
Purchase Price	$19,139

8.   Goodwill

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortizing goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2004, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.  We performed similar impairment tests during the quarter ended June 30, 2004 for indefinite-lived intangible assets and found no impairment.  All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The changes in the carrying amount of goodwill for the six months ended September 30, 2004 are as follows (in thousands):

Balance at March 31, 2004	$59,399
Additional consideration paid for ValuSoft	2,300
Purchase of Relic	9,016
Additional Investment in Minick	6,792
Effect of foreign currency exchange rates	864
Balance at September 30, 2004	$78,371

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

10.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

	September 30, 2004				March 31, 2004
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized intangible assets:
Licenses	Varies	$140,598	$(116,742)	$23,856	$113,118	$(90,878)	$22,240

Software development	Varies	337,805	(270,318)	67,487	198,659	(148,864)	49,795

Software technology	2-3 years	1,863	(242)	1,621	—	—	—
Trade secrets	5 years	1,800	(990)	810	1,800	(810)	990
Customer list	4-5 years	1,443	(80)	1,363	—	—	—
Non-compete / Employment contracts	3-6.5 years	878	(331)	547	706	(244)	462
Subtotal		5,984	(1,643)	4,341	2,506	(1,054)	1,452
Total amortized intangible assets		484,387	(388,703)	95,684	314,283	(240,796)	73,487
Unamortized intangible assets:
Trade names	indefinite	2,952	N/A	2,952	1,025	N/A	1,025
Total		$487,339	$(388,703)	$98,636	$315,308	$(240,796)	$74,512

The useful lives of licenses and software development are based on net product sales and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and total projected revenue.  Amortization expense related to licenses and software development for the three and six months ended September 30, 2004 was $21.2 million and $39.8 million, respectively.  Amortization expense related to licenses and software development for the three and six months ended September 30, 2003 was $29.1 million and $54.4 million, respectively.

Estimated Amortization Expense

(In thousands):

Fiscal Years Ended March 31,
Remainder of 2005	$72,162
2006	17,474
2007	2,812
2008	1,468
2009	1,188
Thereafter	580
$95,684

11.   Other Long-Term Assets

In addition to intangible assets (see Note 10), other long-term assets include our investment in Yuke’s.  On March 21, 2000, we acquired less than a 20% interest in a Japanese developer, Yuke’s, which was privately held.  In December 2001, Yuke’s had an initial public offering of its common stock, which is now traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  At March 31, 2004, the carrying value of the investment in Yuke’s was $4.6 million.  For the six months ended September 30, 2004, the unrealized holding gain was $646,000, which brings the carrying value of the investment to $5.2 million at September 30, 2004.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the accompanying balance sheets.  Under separate development agreements, Yuke’s creates exclusively for us certain World Wrestling Entertainment wrestling games for the PlayStation 2 and GameCube.

12.   Credit Facility

We have a credit facility that allows us to maintain outstanding letters of credit up to $20 million.  The credit facility, which expires November 29, 2004, is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of September 30, 2004, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $19.1 million.

13.   Commitments and Contingencies

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2004 are approximately $176.1 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2005 will be $9.1 million.

Leases.  We are committed under operating leases with lease termination dates to 2014.  Certain leases contain rent escalations.

Other.  We also have a commitment for $1.6 million under a sponsorship agreement contingent upon certain events, the occurrence of which will require us to make payments during the remainder of fiscal 2005.  Additionally, we have a commitment to pay an additional $4 million over the next two years for the purchase of Relic. (See note 7 – “Business Combinations”).

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2004 (in thousands) is as follows:

Contractual Obligations and Commercial Commitments
Fiscal Years Ended March 31,	License / Software Development Commitments (1)	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2005	$40,179	$9,131	$2,960	$19,109	$1,583	$72,962
2006	55,673	17,508	5,495	—	2,000	80,676
2007	29,876	3,868	3,431	—	2,000	39,175
2008	25,328	2,167	3,245	—	—	30,740
2009	25,000	1,963	2,864	—	—	29,827
Thereafter	—	1,472	7,145	—	—	8,617
	$176,056	$36,109	$25,140	$19,109	$5,583	$261,997

(1) License/software development commitments include $7.5 million of commitments to licensors that have been included in our consolidated balance sheet as of September 30, 2004 because the licensor does not have any significant performance obligations to us.  These commitments are included in both current and long-term licenses and accrued royalties.

Manufacturer Indemnification.  We must indemnify the manufacturers of our games with respect to all loss, liability and expenses resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles of our games are based, or that the information and technology licensed from others and incorporated into the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide indemnification rights for us with respect to certain matters.  However, if a manufacturer brings a claim against us for indemnification, the developers or licensors may not have sufficient resources to, in turn, indemnify us.  Furthermore, parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

Indemnification Claim.  We received a demand from Motorola for indemnification under our license to Motorola of certain wireless games distributed in France.  The demand arises out of litigation commenced in France in January 2003 against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  In April 2003, we joined the action as a necessary party.  Although we expect to prevail, we cannot predict the likely outcome of the demand for indemnification.

Legal and Regulatory Proceedings.

Patent Infringement litigation.  On August 30, 2004, THQ was served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas.  The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include THQ, Electronic Arts Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., Atari, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Temco, Inc., Lucasarts Entertainment Co., and Namco Hometek, Inc.  THQ has entered into a joint defense agreement with several of the other Defendants and intends to vigorously defend the claims against us.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of this dispute.

WWE Lawsuit.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit against Jakks Pacific, Inc. (“Jakks”), THQ, the THQ/Jakks joint venture, and others, alleging, among other claims, improper conduct by Jakks, certain executives of Jakks, an employee of the WWE and an agent of the WWE in granting the WWE video game license to the THQ/Jakks joint venture.   THQ is not directly accused of any wrongdoing in the complaint and believes that either there is no basis for terminating the license with THQ, or that THQ will be made whole by those whose conduct is eventually found to be unlawful.  We intend to vigorously protect and pursue our rights, if necessary.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

14.   Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of our common stock, bringing the total authorized repurchase amount to $75.0 million.  During the three months ended September 30, 2004, we repurchased 500,000 shares of our common stock for approximately $9.1 million.  In total, we have repurchased 3,449,000 shares of our common stock for approximately $52.9 million, leaving $22.1 million available for future repurchases.  There is no expiration date for the authorized repurchases.

During the three months ended June 30, 2004, we finalized the terms of a warrant we committed to issue in connection with a licensing agreement under which we have shipped product in both the current quarter and several prior quarters.  Prior to finalizing the warrant terms, we estimated the fair value of the warrant commitment based upon the terms subject to our then ongoing negotiations with the licensor, and amortized this estimated value to license amortization and royalties in accordance with our accounting policy described in Note 5 over the periods during which we have been shipping product under the license.  The fair value of the finalized warrants, net of accumulated amortization, was determined using the Black-Scholes option pricing model and is included in licenses in the accompanying balance sheet as of September 30, 2004.  The fair value of the finalized warrants was less than previously estimated and as a result we recorded a reduction in license amortization and royalties expense in the accompanying consolidated statement of operations for the six months ended September 30, 2004 of approximately $1.7 million.  As of September 30, 2004, these warrants had not been exercised.

15.   Basic and Diluted Earnings (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the years presented:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income (loss) used to compute basic and diluted earnings per share	$(6,354)	$3,592	$(10,255)	$32
Weighted average number of shares outstanding — basic	38,997	38,353	38,692	38,258
Dilutive effect of stock options and warrants	—	806	—	802
Number of shares used to compute earnings per share — diluted	38,997	39,159	38,692	39,060

Stock options to purchase approximately 2,828,000 and 2,382,000 shares of common stock during the three and six months ended September 30, 2004, respectively, were outstanding but excluded from the computation of diluted earnings per share because they were anti-dilutive due to the net losses reported in these respective periods.  Stock options to purchase approximately 4,069,000 and 4,318,000 shares of common stock during the three and six months ended September 30, 2003, respectively, were outstanding but excluded from the computation of diluted earnings per share because the option exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

16.   Comprehensive Income (Loss)

The table below presents the components of our comprehensive income for the three and six months ended September 30, 2004 and 2003, respectively:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Net income (loss)	$(6,354)	$3,592	$(10,255)	$32
Other comprehensive income (loss)
Foreign currency translation adjustment	490	(229)	528	1,810
Unrealized gain on investments	111	507	646	967
Other comprehensive income	601	278	1,174	2,777
Comprehensive income (loss)	$(5,753)	$3,870	$(9,081)	$2,809

17.   Segment Information

Information about THQ’s operations in North America and foreign territories for the three and six months ended September 30, 2004 and 2003 is presented below (in thousands):

(In thousands of dollars)	North America	Europe	Asia Pacific	Consolidated

Three Months ended September 30, 2003:
Net sales to unaffiliated customers	$97,131	$23,565	$5,821	$126,517

Long-lived assets at September 30, 2003	$106,636	$6,070	$432	$113,138

Six Months ended September 30, 2003:
Net sales to unaffiliated customers	$166,528	$47,944	$10,140	$224,612

Three Months ended September 30, 2004:
Net sales to unaffiliated customers	$64,029	$25,389	$6,877	$96,295

Long-lived assets at September 30, 2004:	$133,140	$17,666	$501	$151,307

Six Months ended September 30, 2004:
Net sales to unaffiliated customers	$116,345	$56,257	$11,887	$184,489

Information about THQ’s net revenue by product line for the three and six months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2004	2003	2004	2003
Sony PlayStation 2	$20,790	$33,426	$40,209	$62,123
Microsoft Xbox	5,287	21,450	29,873	40,788
Nintendo GameCube	16,905	13,215	20,981	20,117
Sony PlayStation	966	3,354	2,956	7,026
Nintendo Game Boy Advance	21,813	36,613	46,364	58,281
PC CD-ROM	23,125	16,151	32,901	31,437
Wireless	6,259	1,798	9,094	2,982
Other	1,150	510	2,111	1,858
Total Net Sales	$96,295	$126,517	$184,489	$224,612

18.   Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95.”  The proposed statement addresses the accounting for share-based payment transactions with employees and other third parties.  The proposed standard would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method.  If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report in fiscal 2006.  We have not yet determined the impact that the proposed statement will have on our financial statements.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (i) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (ii) statements of plans and objectives of THQ or its management or Board of Directors, including those relating to product releases; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “may,” “could,” “project,” “potential,” “plan,” “forecast,” “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, estimates and projections about our business and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of those important risks and uncertainties which may cause our operating results to vary, or which may materially and adversely affect our operating results, are as follows:

•                  We must continue to develop and sell new titles in order to remain profitable;

•                  Our inability to identify, license and renew properties upon which our products are based, or properties we license, could harm us;

•                  We rely on a relatively small number of brands for a significant portion of our net sales;

•                  Unexpected declines in the popularity of platforms could have a negative effect on consumer demand for titles, which could have a material adverse effect on us;

•                  Because we cannot publish or manufacture console titles without platform manufacturers’ approval, our ability to continue to develop and market successful console titles is dependent on the manufacturers continuing to do business with us;

•                  We rely on external developers for the development of certain of our titles; and

•                  Video game product development schedules are difficult to predict and can be subject to delays.  Postponements in shipments can substantially impact our earnings in any given quarter.

For a discussion of these and other important risk factors, see the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Overview

The following discussion and analysis may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in the THQ Inc. annual report on Form 10-K for the fiscal year ended March 31, 2004. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

THQ is a leading global developer and publisher of interactive entertainment software that is playable on the following platforms:(1)

•                  Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube;

•                  Handheld platforms such as Nintendo Game Boy Advance;

•                  Personal computers; and

•                  Wireless devices.

Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role-playing, simulation, sports and strategy.

Our business involves the development, manufacturing, marketing and sale of video game products.  Our software is based on intellectual property which is either created internally or licensed or assigned from third parties.  We develop our products using our internal development resources and external development resources acting under contract with us.  Whether a game is developed internally or externally, upon completion of development each game is extensively play-tested by us and sent to the manufacturer for its review and approval.  Other than games that we release on PCs, the manufacturers or their authorized vendors manufacture all of our products for us.  We market and distribute our software to customers including Wal-Mart, Target, Toys “R” Us, Best Buy, GameStop, Electronics Boutique, Game Stores Group Ltd., Circuit City and other regional and national general merchandisers, discount store chains, and specialty retailers in 70 countries and territories through offices in North America, the United Kingdom, France, Germany, Australia, and Korea.

We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes the Disney/Pixar properties Disney/Pixar’s Finding Nemo; The Incredibles, which is scheduled to release this holiday season; and Cars, which is expected to be released during the 2005 holiday season; Nickelodeon properties such as SpongeBob SquarePants  and The Fairly OddParents; Hot Wheels; Power Rangers; Scooby-Doo; Sonic the Hedgehog; Marvel’s The Punisher and World Wrestling Entertainment; as well as others.  THQ Wireless, our wireless subsidiary, has established licensing relationships with the National Football League (“NFL”), National Hockey League (“NHL”), Major League Baseball (“MLB”) and each league’s respective players’ association, as well as with the National Basketball Association (“NBA”), including its players.

We also develop software based on brands created by our internal development studios and by external developers under contract with us.  Our original brands include Destroy All Humans!™, Full Spectrum Warrior™, MX, S.T.A.L.K.E.R.: Shadow of Chernobyl, and Tak and the Power of Juju (co-created with Nickelodeon).

Our business is dependent on our license agreements with the platform manufacturers.  All of these licenses are for fixed terms and are not exclusive.  Each license grants us the right to develop, publish and distribute titles for use on such manufacturer’s platform(s), and requires that each title be approved by the manufacturer prior to development of the software, and once developed, each title is manufactured solely by such manufacturer or (in the case of Microsoft) its authorized vendor.

(1)                                  Nintendo®, Game Boy® Color, Game Boy® Advance (“GBA”), and GameCube™ (“GameCube”) are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft and Xbox® (“Xbox”) are registered trademarks of Microsoft Corporation (“Microsoft”).  Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2006
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2005
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2007
Nintendo	Game Boy Advance	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	Asia (1)	November 2006
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005(2)
Sony	PlayStation 2	United States and Canada	March 2005(3)
Sony	PlayStation 2	Europe, Australia, New Zealand, certain countries in Africa and the Middle East	March 2005(4)
Sony	PlayStation and PlayStation 2	Korea	March 2006(3)
Microsoft	Xbox	(5)	March 2005

(1)                                  Territories include Taiwan, Hong Kong, Singapore, Malaysia, Indonesia, Korea and Thailand.

(2)                                  The agreement provides for an automatic renewal unless either party terminates the agreement by December 31 of the applicable year.

(3)                                  The agreement provides for an automatic annual renewal unless either party terminates the agreement by January 31 of the applicable year.

(4)                                  The agreement provides for an automatic annual renewal unless either party terminates the agreement by February 28 of the applicable year.

(5)                                  The territory is determined on a title-by-title basis.

Overview of Financial Results

Our profitability is directly affected by revenues from the sales of our video game software. After the sales of our internally-developed titles recoup development and marketing expenses, the gross margin on the incremental net sales positively impacts our operating margin. For externally-developed titles, development fees are paid to third party developers. Once the development fees are recouped, the gross margin less royalties on the incremental net sales and marketing expenses directly impacts our operating margin.

Net sales for the three months ended September 30, 2004 decreased 24% from the same period last year, from $126.5 million to $96.3 million, and net sales for the six months ended September 30, 2004 decreased 18% from the same period in 2003, from $224.6 million to $184.5 million.  The decrease in net sales for the three and six months ended September 30, 2004 was primarily attributable to a fewer number of new releases in the current periods compared to the same periods last year, mostly due to the scheduled timing of our product releases. We launched Disney/Pixar’s Finding Nemo in the United States on six platforms in conjunction with the release of the movie in May 2003. In the current fiscal year, we released our title based upon Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, worldwide, on six platforms, in our third fiscal quarter in conjunction with the release of the movie in November 2004. Additionally, we released WWE Wrestlemania X9 in conjunction with the WWE’s WrestleMania event held in the three months ended September 30, 2003. In our current fiscal year, the WWE WrestleMania event is scheduled for April 3, 2005 and we expect to release WWE Wrestlemania XXI in the quarter ending March 2005. The effect of our product release schedule was the release of 18 new SKUs(2) in the three months ended September 30, 2004(3), including Full Spectrum Warrior™ and Warhammer® 40,000: Dawn of War on PC and WWE™ Day of Reckoning on GameCube, as compared to the release of 24 new SKUs in the three months ended September 30, 2003, including WWE™ Raw 2 for Xbox, WWE™ Wrestlemania X9 for GameCube, and Splashdown® Rides Gone Wild for PlayStation 2. We released 20 new SKUs in the six month period ended September 30, 2004, compared to 53 new SKUs in the same six-month period in 2003. In addition to the above-mentioned titles, net sales for the six months ended September 30, 2004 were driven by Full Spectrum Warrior™ for Xbox and Sonic Advance 3 for Game Boy Advance; net sales for the six months ended September 30, 2003 were driven by the release of Disney/Pixar’s Finding Nemo on six platforms.

The net loss for the three months ended September 30, 2004 was $(6.4) million, or $(0.16) per diluted share, compared to net income of $3.6 million, or $0.09 per diluted share, for the same period in 2003.    Net loss for the six months ended September 30, 2004 was $(10.3) million, or $(0.27) per diluted share, compared to net income of $32,000 or $0.00 per diluted share, for the same period in 2003.

Cash used in operations was $55.9 million during the six months ended September 30, 2004, as compared to $52.7 million in the six-month period ended September 30, 2003. Cash used in operations during the current fiscal year includes our investment spending in our wireless business and in product development for next-generation products as well as timing in the collection of our sales and in payments made for accrued royalties.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Our Focus

Consistent with our business strategy, our focus with respect to future game development will primarily be to continue to build a well-diversified product portfolio across all platforms. We are executing against our strategic plan to increase our market share with the core gamer while maintaining our leadership position in the family and handheld markets. We plan to achieve this through the launch of high-quality new original properties for the mature and serious gamer as well as continuing to capture the mass-market consumer with titles based on well-known licenses.

In the second quarter of fiscal 2005, our mass-market releases included popular Nickelodeon titles such as Fairly OddParents, Jimmy Neutron and Nicktoons, as well as WWE™ Day of Reckoning. Titles we expect to release in the third quarter of fiscal 2005 include games based on three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants™ Movie, and Warner Bros.’ Polar Express. We also expect to release WWE™ SmackDown v. Raw in the third fiscal quarter and WWE™ Wrestlemania® XXI in the fourth fiscal quarter. In August 2004, we entered into an agreement with Pixar Animation Studios which gives us the exclusive interactive rights to four upcoming Pixar animated feature films, and in October 2004, we extended our license agreement with Nickelodeon, which grants us the right to continue publishing games based on all existing and future Nickelodeon animated TV and movie properties targeting kids ages 6-14 across all viable game systems through 2010.

We intend to continue to develop new original properties and core gamer titles. In fiscal 2005, such releases have included Full Spectrum Warrior™ and Warhammer®40,000: Dawn of War. Upcoming titles include Destroy All Humans™!, S.T.A.L.K.E.R.: Shadow of Chernobyl, and The Punisher™ .. Additionally, we recently acquired the exclusive worldwide publishing rights to the Juiced franchise, a street racing property, and plan to release Juiced in the first quarter of fiscal 2006.

In addition to acquiring or creating high-profile games, we continue to establish strong technology and internal development capabilities.  In April 2004, we expanded our internal development capabilities with the acquisition of Relic Entertainment Inc. (“Relic”) and during the three months ended September 30, 2004, we formed a new studio, Concrete Games, located near San Diego, California. With the addition of Relic and Concrete Games, our

(2) A SKU, or “Stock Keeping Unit,” is a version of a title designed for play on a particular platform.

(3) Not including titles released by our ValuSoft division.

worldwide product development operations now include over 600 people located at our corporate offices and in nine studios. We will also continue to work with independent studios.

Looking towards our next fiscal year and beyond, we are developing games for the next-generation console and handheld platforms. We expect to have games available at or near the launch of all of the new platforms. We are dedicating significant internal development resources to next-generation development and we expect to release products commensurate with the growth in the install base of the hardware.

Our business strategy also includes investments in emerging applications, such as wireless gaming. Our wholly-owned subsidiary, THQ Wireless, develops officially-licensed mobile content based upon a broad portfolio of content, including leading brands such as Nickelodeon, Midway arcade games, Hello Kitty, Bratz, MotoGP, World Wrestling Entertainment (“WWE”), and the NFL, NHL, and MLB (including each league’s respective players’ associations). In the second fiscal quarter of 2005, THQ Wireless signed an agreement with the National Basketball Association (“NBA”) to develop mobile content based on the teams and players of the NBA. THQ Wireless distributes content in every major worldwide market. In April 2004, THQ Wireless acquired a controlling interest in Minick Holding AG, a European-based mobile applications and billing expert. This acquisition gives THQ Wireless one of the largest direct-to-consumer billing and distribution network solutions in the world, building on its strength as a turnkey solution for consumers, carriers and handset manufacturers. Through Minick USA, THQ Wireless has the ability to offer the United States market the added value of mobile applications such as Short Message Service (SMS) voting and information services.

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

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue. We analyze historical price protection granted, historical returns, current sell-through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance. In addition, management monitors the volume of our sales to retailers and distributors and their inventories, because slow-moving inventory in the distribution channel can result in the requirement for price protection or returns in subsequent periods. In the past, actual price protection and returns have not generally exceeded our reserves. However, actual price protection and returns in any future period are uncertain. While management believes it can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report. In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease. Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase.

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

For the six months ended September 30, 2004 and 2003, we recorded allowances for future price protection, returns and doubtful accounts of approximately $29.5 million and $40.8 million, respectively. The decrease in allowances for future price protection, returns and allowances for doubtful accounts is related to the decrease in sales during the six months ended September 30, 2004 as compared to the same period last year and our estimate of future price protection and returns based on the factors discussed above. As of September 30, 2004 and 2003, our aggregate reserves against accounts receivable for price protection, returns and doubtful accounts were approximately $41.1 million and $44.3 million, respectively.

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

Licenses are expensed to license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. See – “Long-Lived Assets” below. If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to license amortization and royalties may be larger than anticipated in any given quarter. As of September 30, 2004, the net carrying value of our licenses was $23.9 million. If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Capitalized software development is expensed to software development amortization at the higher of (i) the contractual rate based on actual net product sales or (ii) the ratio of current revenue to total projected revenue. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization. See – “Long-Lived Assets” below. If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter. As of September 30, 2004, the net carrying value of our software development was $67.5 million. If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

Goodwill. We perform our annual review for goodwill impairment during the quarters ending June 30, or more frequently if indicators of potential impairment exist. We performed our goodwill impairment review for the quarters ended June 30, 2004 and June 30, 2003, and in both reviews we found no impairment. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. We performed similar impairment tests for indefinite-lived intangible assets and found no impairment. The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful. Also, our revenues and earnings are dependent on our ability to meet our product release schedules. Due to these and other factors described in the subsection entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2004, we may not realize the future net cash flows necessary to recover our goodwill.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves projecting our mix of income between domestic and international operations and estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimates of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. The estimated effective tax rate is adjusted for the tax related to significant unusual items. Our actual effective income tax rates can differ from the projected effective income tax rates due to a variety of factors, including changes in our business that were not taken into account in connection with our projection, a variation between the projected and actual mix of income between domestic and international operations, changes or interpretations to applicable tax laws and regulations, changes in the applicable accounting rules or our ability to realize deferred tax assets, or developments in tax audit matters with various tax authorities.

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2004 and 2003

We principally derive revenue from sales of packaged interactive software games designed for play on videogame console platforms, PCs, and handheld devices. We also derive revenue by providing content for wireless devices, typically through downloads by phone users. Our net loss for the quarter ended September 30, 2004 was $(6.4) million or $(0.16) per diluted share, on net sales of $96.3 million, as compared to net income of $3.6 million or $0.09 per diluted share for the quarter ended September 30, 2003, on net sales of $126.5 million. Our net loss for the six months ended September 30, 2004 was $(10.3) million or $(0.27) per diluted share, on net sales of $184.5 million, as compared to net income of $32,000 or $0.00 per diluted share for the six months ended September 30, 2003, based on net sales of $224.6 million.

The decrease in net income for the three- and six-month periods ended September 30, 2004 from the same periods a year ago is primarily attributable to a $30.2 million decrease and $40.1 million decrease, respectively, in net sales, partially offset by $17.9 million and $27.2 million, respectively, in lower costs and expenses. Net income for the three- and six- month periods ended September 30, 2003 was positively affected by a $4.0 million settlement of a dispute with our directors’ and officers’ insurance carrier.

Net Sales by Platform

The following tables set forth our net sales by platform and net sales by platform as a percentage of sales for the three and six months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,				Increase/ (Decrease)	% Change
Platform	2004		2003
Consoles
Sony PlayStation 2	$20,790	21.6%	$33,426	26.4%	$(12,636)	(37.8)%
Microsoft Xbox	5,287	5.5	21,450	17.0	(16,163)	(75.4)%
Nintendo GameCube	16,905	17.6	13,215	10.4	3,690	27.9%
Sony PlayStation	966	1.0	3,354	2.7	(2,388)	(71.2)%
	43,948	45.7	71,445	56.5	(27,497)	(38.5)%
Handheld
Nintendo Game Boy Advance	21,813	22.7	36,613	28.9	(14,800)	(40.4)%
	21,813	22.7	36,613	28.9	(14,800)	(40.4)%

PC CD-ROM	23,125	24.0	16,151	12.8	6,974	43.2%
Wireless	6,259	6.5	1,798	1.4	4,461	248.1%
Other	1,150	1.1	510	0.4	640	125.5%
Net Sales	$96,295	100.0%	$126,517	100.0%	$(30,222)	(23.9)%

	Six Months Ended September 30,				Increase/ (Decrease)	% Change
Platform	2004		2003
Consoles
Sony PlayStation 2	$40,209	21.8%	$62,123	27.7%	$(21,914)	(35.3)%
Microsoft Xbox	29,873	16.2	40,788	18.2	(10,915)	(26.8)%
Nintendo GameCube	20,981	11.4	20,117	9.0	864	4.3%
Sony PlayStation	2,956	1.6	7,026	3.1	(4,070)	(57.9)%
	94,019	51.0	130,054	57.9	(36,035)	(27.7)%
Handheld
Nintendo Game Boy Advance	46,364	25.1	58,281	25.9	(11,917)	(20.4)%
	46,364	25.1	58,281	25.9	(11,917)	(20.4)%

PC CD-ROM	32,901	17.9	31,437	14.0	1,464	4.7%
Wireless	9,094	4.9	2,982	1.3	6,112	205.0%
Other	2,111	1.1	1,858	0.8	253	14.0%
Net Sales	$184,489	100.0%	$224,612	100.0%	$(40,123)	(17.9)%

Net sales for the six months ended September 30, 2004 decreased 18% from the same six-month period in the prior year, from $224.6 million to $184.5 million.  The primary factor that affected the net sales performance in the six months ended September 30, 2004 was the release of fewer titles in the 2004 period compared to the same period in 2003, primarily because of the scheduled timing of our product releases around key movies and events.

Consoles

Net sales for console platforms decreased 38.5% in the three-month period ended September 30, 2004 and 27.7% in the six-month period ended September 30, 2004, from the same periods in the prior year. Net sales in the three-month periods ended September 30th decreased from $71.4 million in 2003 to $43.9 million in 2004, and net sales in the six-month period ended September 30th decreased from $130.1 million in 2003 to $94.0 million in 2004. During the three and six months ended September 30, 2004, we released seven and eight console titles, respectively, compared to 11 and 23 new releases, respectively, in the three and six months ended September 30, 2003.

Sony PlayStation 2 Net Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$20,790	21.6%	$33,426	26.4%	(37.8)%
Six Months Ended	$40,209	21.8%	$62,123	27.7%	(35.3)%

Net sales of video games for PlayStation 2 decreased by $12.6 million and $21.9 million for the three and six months ended September 30, 2004, respectively, as compared to the same periods in 2003, primarily due to fewer releases in the current periods. In the three- and six-month periods ended September 30, 2004, three titles were released: Fairly OddParents: Shadow Showdown, Jimmy Neutron Boy Genius: Attack of the Twonkies, and Power Rangers Dino Thunder. In the three months ended September 30, 2003, we had five new releases, with net sales primarily driven by strong sales of Splashdown: Rides Gone Wild and Warhammer 40,000: Fire Warrior internationally. During the six months ended September 30, 2003, we had a total of eight new releases, with net sales primarily driven by strong sales of Disney/Pixar’s Finding Nemo worldwide; Splashdown: Rides Gone Wild and Big Mutha Truckers in the US; and Warhammer 40,000: Fire Warrior internationally. The decrease in net sales due to fewer releases was partially offset by stronger catalog sales in the six months ended September 30, 2004 as compared to the same period in 2003. Catalog sales are sales of titles released in prior fiscal years.

We expect net sales from PlayStation 2 products to grow in the last two quarters of fiscal 2005, as we release more new titles for PlayStation 2, including WWE™ SmackDown! ™ v. Raw™, The SpongeBob SquarePants™ Movie, Tak 2: The Staff of Dreams, The Incredibles, Polar Express and The Punisher™. Further, Sony recently announced a new smaller version of the PlayStation 2 console. The growth of the hardware base for the smaller version, which will use the same software as the PlayStation 2, could increase demand for our video games.

We did not release any PlayStation titles in the three and six months ended September 30, 2004 or 2003 and we do not anticipate releasing any new PlayStation products in the future. Although our PlayStation products are playable on the PlayStation 2 console, we expect sales of our PlayStation products to continue to decline in the future.

Microsoft Xbox Net Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$5,287	5.5%	$21,450	17.0%	(75.4)%
Six Months Ended	$29,873	16.2%	$40,788	18.2%	(26.8)%

Net sales of video games for Xbox decreased by $16.2 million and $10.9 million for the three and six months ended September 30, 2004 respectively, compared to the same periods in 2003. In the six month period ended September 30, 2004, our only release for Xbox was Full Spectrum Warrior™. In the six months ended September 30, 2003, we released ten new titles for Xbox, including WWE Raw 2, Moto GP2, and Red Faction 2.

We expect net sales from Xbox products to continue to grow in fiscal 2005, as we release more new titles for Xbox, including The SpongeBob SquarePants™ Movie, The Incredibles, The Punisher™, and WWE™ Wrestlemania® XXI.

Nintendo GameCube Net Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$16,905	17.6%	$13,215	10.4%	27.9%
Six Months Ended	$20,981	11.4%	$20,117	9.0%	4.3%

Net sales of video games for GameCube increased by $3.7 million and $0.9 million for the three and six months ended September 30, 2004 respectively, compared to the same periods in 2003. The increase in the three-month period ended September 30, 2004 was due primarily to stronger sales of WWE Day of Reckoning as compared to sales of WWE Wrestlemania X9, which was released in the same three-month period in 2003. The increase in the six-month period ended September 30, 2004 was due to stronger catalog sales, in particular Disney/Pixar’s Finding Nemo and SpongeBob SquarePants: Battle for Bikini Bottom. In the six months ended September 30, 2004, releases included Fairly Odd Parents: Shadow Showdown, Jimmy Neutron Boy Genius: Attack of the Twonkies, Power Rangers Dino Thunders, and WWE™ Day of Reckoning. In the six months ended September 30, 2003, we released five GameCube titles, including Disney/Pixar’s Finding Nemo and WWE Wrestlemania X9.

We expect net sales from GameCube products to increase in the remainder of fiscal 2005, as we release The SpongeBob SquarePants™ Movie, Tak 2: The Staff of Dreams, The Incredibles, and Polar Express in the third quarter of fiscal 2005.

Handheld Platforms

Nintendo Game Boy Advance Net Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$21,813	22.7%	$36,613	29.0%	(40.4)%
Six Months Ended	$46,364	25.1%	$58,281	25.9%	(20.4)%

Net sales of video games for Game Boy Advance decreased by $14.8 million and $11.9 million for the three and six months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to the release of fewer titles in the 2004 period. In the six months ended September 30, 2004, sales were driven by the release of Sonic Advance 3. We also released Finding Nemo 2: The Continuing Adventures, Fairly Odd Parents: Shadow Showdown, Jimmy Neutron Boy Genius: Attack of the Twonkies, Nicktoons, and Power Rangers Dino Thunder. We released six and 20 Game Boy Advance titles during the six months ended September 30, 2004, and 2003, respectively, including Disney/Pixar’s Finding Nemo in 2003.

We expect sales for the Game Boy Advance to increase in the third quarter of fiscal 2005 as we release new titles such as The SpongeBob SquarePants™ Movie, Tak 2: The Staff of Dreams, The Incredibles and Polar Express. Futher, Nintendo has recently reduced the price of the Game Boy Advance to $79 in North America, which could increase demand for the platform and thus for our Game Boy Advance video games.

Nintendo has announced that it plans to release a new handheld platform, the Nintendo® DS portable game system (“Nintendo DS”), in the quarter ending December 31, 2004. We expect to enter into a license agreement with Nintendo to develop, publish and distribute titles for the Nintendo DS and we plan to release Ping Pals for the Nintendo DS in our third fiscal quarter of 2005. As the installed base of Nintendo DS hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on The Incredibles and Cars, as well as SpongeBob SquarePants™ and Tak.

We also have four titles in development for the Sony PlayStation® Portable (“PSP”), a handheld platform which Sony has announced that it plans to launch in the United States and Europe in the spring of 2005. We also expect to enter into an agreement with Sony for games for the PSP platform.

PC CD-ROM Net Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$23,125	24.0%	$16,151	12.8%	43.2%
Six Months Ended	$32,901	17.9%	$31,437	14.0%	4.7%

Net sales of PC CD-ROMs increased by $7.0 million and $1.5 million for the three and six months ended September 30, 2004, respectively, compared to the same periods in 2003, due primarily to the strong sales of Full Spectrum Warrior and Warhammer 40,000: Dawn of War, which were both released in September 2004. Disney/Pixar’s Finding Nemo and Finding Nemo Under Water World of Fun were key contributors to net sales in the 2003 periods. We released 40 PC titles published by our ValuSoft division, including World Poker Championship, and three other PC CD-ROM titles during the six-month period ended September 30, 2004, whereas we released 32 PC titles published from our ValuSoft division and ten other PC CD-ROM titles in the six months ended September 30, 2003.

We expect net sales for PC CD-ROMs to increase during the remainder of fiscal 2005 as the late-September releases Full Spectrum Warrior™ and Warhammer 40,000: Dawn of War contribute to net sales, as well as the third fiscal quarter release of The Incredibles, The SpongeBob SquarePants™ Movie and Polar Express.

Wireless Net Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$6,259	6.5%	$1,798	1.4%	248.1%
Six Months Ended	$9,094	4.9%	$2,982	1.3%	205.0%

Wireless revenues consist of sales of wireless games, ringtones and wallpapers. Through our controlling interest in Minick, we also now derive wireless revenue by providing SMS voting, information and alert services and wireless marketing campaigns. Wireless net sales increased from $1.8 million and $3.0 million in the three- and six-month periods ended September 30, 2003, respectively, to $6.3 million and $9.1 million in the three and six months ended September 30, 2004, respectively. The increase in wireless net sales is due to our increased product offering, expanded billing relationship with carriers and our acquisition of the controlling interest in Minick. We expect wireless net sales to continue to increase throughout fiscal 2005 as we continue to expand our product offerings and global distribution of our content.

Net Sales by Territory

Geographically, our net sales for the three and six months ended September 30, 2004 and 2003, are presented below (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
Net Sales	2004	2003
North America	$64,029	$97,131	$(33,102)	(34.1)%
International	32,266	29,386	2,880	9.8%
Net Sales	$96,295	$126,517	$(30,222)	(23.9)%

	Six Months Ended September 30,		Increase/ (Decrease)	% Change
Net Sales	2004	2003
North America	$116,345	$166,528	$(50,183)	(30.1)%
International	68,144	58,084	10,060	17.3%
Net Sales	$184,489	$224,612	$(40,123)	(17.9)%

North America Net Sales

North America net sales comprised 66% and 63% of total net sales, respectively, for the three and six months ended September 30, 2004. In the three and six months ended September 30, 2003, North America net sales comprised 77% and 74% of total net sales, respectively.

North America net sales decreased by $33.1 million and $50.2 million in the three and six months ended September 30, 2004 compared to the same periods in the prior year primarily due to a fewer number of new releases in the six months ended September 30, 2004. North America sales decreased as a percentage of net sales in the three-month period ended September 30, 2004, primarily due to release of WWE Raw 2 on Xbox and strong sales of Disney/Pixar’s Finding Nemo across all platforms in the same period of the prior year.

International Net Sales

International net sales increased by 10% and 17%, respectively, for the three and six months ended September 30, 2004 as compared to the same periods of 2003. International net sales comprised 34% and 37% of total net sales, respectively, for the three and six months ended September 30, 2004. The increase in international net sales during the six-month period was primarily attributable to strong international sales of Warhammer 40,000: Dawn of War and Full Spectrum Warrior for PC, WWE Day of Reckoning for GameCube, and continued strong international sales of Sonic Advance 3 for Game Boy Advance. Additionally, the strengthening of foreign exchange rates, primarily the British Pound and the Euro, increased reported international sales by $2.7 million and $5.8 million in the three- and six- month periods ended September 30, 2004, respectively.

We continue to expect to see strong sales internationally in fiscal 2005 as we expand our product portfolio offering for the international markets.

Costs and Expenses, Net Interest Income, Other Income, Income Taxes and Minority Interest

The following table sets forth information about our costs and expenses, net interest income, other income, income taxes, and minority interest for the periods indicated as a percentage of total net sales:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Six months Ended September 30,
	2004	2003	2004	2003
Costs and expenses:
Cost of sales	32.1%	35.6%	35.0%	37.1%
License amortization and royalties	9.3	12.3	8.7	11.1
Software development amortization	18.5	18.2	16.7	18.8
Product development	15.9	7.4	13.7	8.1
Selling and marketing	20.8	16.2	20.7	17.6
Payment to venture partner	1.6	1.7	1.1	1.1
General and administrative	13.2	7.6	13.9	8.5
Total costs and expenses	111.4	99.0	109.8	102.3
Income (loss) from operations	(11.4)	1.0	(9.8)	(2.3)
Interest income, net	1.0	0.3	1.1	0.5
Other income	0.0	3.2	0.0	1.8
Income (loss) before income taxes and minority interest	(10.4)	4.5	(8.7)	0.0
Income taxes	(3.9)	1.7	(3.2)	0.0
Net income (loss) before minority interest	(6.5)	2.8	(5.5)	0.0
Minority interest	(0.1)	—	(0.1)	—
Net income (loss)	(6.6)%	2.8%	(5.6)%	0.0%

Cost of Sales (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$30,873	32.1%	$44,988	35.6%	(3.5)%
Six Months Ended	$64,646	35.0%	$83,241	37.1%	(2.1)%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts. Cost of sales as a percentage of net sales decreased for the three and six months ended September 30, 2004 as compared to the same periods of 2003, primarily as a result of a higher percentage of net sales in the current period of PC CD-ROM products, which have lower average manufacturing costs. Cost of sales in the three months ended September 30, 2003 included a volume rebate of approximately $2 million from a manufacturer of certain of our products for purchases during the period beginning January 1, 2003 and ending June 30, 2003.

 License Amortization and Royalties (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$8,998	9.3%	$15,551	12.3%	(3.0)%
Six Months Ended	$16,005	8.7%	$24,803	11.1%	(2.4)%

License amortization and royalties consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales or (2) the ratio of current revenue to total projected revenue. For the three and six months ended September 30, 2004, license amortization and royalties as a percentage of net sales decreased from the three and six months ended September 30, 2003, due to strong sales in the prior period of licensed products, in particular Disney/Pixar’s Finding Nemo, compared to strong sales in the current three-month period of Full Spectrum Warrior and Warhammer®40,000: Dawn of War, which carries a lower license rate. We also recorded a reduction of license amortization and royalties of approximately $1.7 million in the three months ended June 30, 2004 related to an adjustment to the estimated fair value of warrants issued to a licensor.

Software Development Amortization (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$17,836	18.5%	$23,026	18.2%	0.3%
Six Months Ended	$30,751	16.7%	$42,270	18.8%	(2.1)%

Software development amortization consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs. Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales or (2) the ratio of current revenue to total projected revenue. For the three months ended September 30, 2004, software development amortization increased slightly as a percentage of net sales by 0.3% to 18.5% from 18.2% in the three months ended September 30, 2003. In the six months ended September 30, 2004, software development amortization decreased by 2.1% to 16.7% from 18.8% in the six months ended September 30, 2003, primarily as a result of an overall increase in the weighted average selling prices of our titles, which was partially attributable to the launch of Alter Echo and Evil Dead: A Fistful of Boomstick in the prior fiscal year, both of which launched at a $19.99 SRP, which resulted in software development amortization being a higher percentage of net sales.

Product Development (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$15,349	15.9%	$9,393	7.4%	8.5%
Six Months Ended	$25,330	13.7%	$18,160	8.1%	5.6%

Product development primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. For the three and six months ended September 30, 2004, product development expenses increased by $6.0 million and $7.2 million, respectively, from the same periods ended September 30, 2003. These increases are primarily due to the increase in internal product development headcount, due in part to the acquisition of Relic, as well as development expenses for next-generation products.

Selling and Marketing (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$20,053	20.8%	$20,495	16.2%	4.6%
Six Months Ended	$38,250	20.7%	$39,623	17.6%	3.1%

Selling and marketing consists of personnel-related costs and advertising, marketing and promotional expenses.  For the three and six months ended September 30, 2004, selling and marketing expenses increased by 4.6% and 3.1%, respectively, as a percentage of net sales as compared to the same periods ended September 30, 2003.  This increase was primarily due to promotional efforts to support the launch of two new properties, Full Spectrum Warrior and Warhammer 40,000: Dawn of War, and to support the upcoming launches of Polar Express, The SpongeBob SquarePants Movie™, Tak 2: The Staff of Dreams, The Incredibles, and The Punisher™.

Payment to venture partner (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$1,512	1.6%	$2,095	1.7%	(0.1)%
Six Months Ended	$2,036	1.1%	$2,560	1.1%	0.0%

Payment to Jakks Pacific, Inc. (“Jakks”) decreased slightly in absolute dollars and as a percentage of net sales for the three and six months ended September 30, 2004 compared to the same periods in 2003.  The payment made to Jakks is related to the joint license agreement that THQ and Jakks have with the WWE to develop, manufacture, distribute, market and sell WWE video games.  The slight decreases are in direct relation to the decreases in WWE-related sales as a percentage of our total net sales for the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003.  In the quarter ended September 30, 2003, we launched two WWE titles, compared to only one title in the quarter ended September 30, 2004.  We plan to launch WWE Wrestlemania XXI for Microsoft Xbox in March 2005 in conjunction with the WWE WrestleMania event to be held on April 3, 2005.  In fiscal 2004, the WrestleMania event was held in the three months ended September 30, 2003.

General and Administrative (in thousands)

	September 30, 2004	% of net sales	September 30, 2003	% of net sales	% change
Three Months Ended	$12,692	13.2%	$9,681	7.6%	5.6%
Six Months Ended	$25,510	13.9%	$19,045	8.5%	5.4%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation, allowances for bad debts, foreign exchange transaction gains and losses, and facilities.  For the three and six months ended September 30, 2004, general and administrative expenses increased by $3.0 million and $6.5 million, respectively, as compared to the same periods in 2003.  The increase is primarily attributable to growth in our international and wireless operations, as well as Sarbanes-Oxley compliance.

We expect general and administrative to decline as a percentage of sales for the full year as compared to the prior year.

Interest Income, net

Net interest income increased by $0.6 million and $0.8 million, respectively, for the three and six months ended September 30, 2004 as compared to the same periods of 2003, due to higher interest rates and higher investment balances.

Other Income

Other income for the three and six months ended September 30, 2003 consists of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.

Income Taxes

The effective income tax rate was 37% for the six months ended September 30, 2004 and 2003. The effective income tax rate for the six months ended September 30, 2004 includes our estimate of 35.5% based on our current projected mix of income between domestic and international operations as well as a tax benefit in the amount of $211,000 recorded in the current quarter as a result of certain statues expiring during the quarter.

Our actual effective income tax rates for fiscal 2005 and future periods can differ from the projected effective income tax rates due to a variety of factors, including changes in our business that were not taken into account in connection with our projection, a variation between the projected and actual mix of income between domestic and international operations, changes or interpretations to applicable tax laws and regulations, changes in the applicable accounting rules or our ability to realize deferred tax assets, or developments in tax audit matters with various tax authorities.

Finally, our projected effective income tax rate for fiscal 2005 does not take into account any potential benefits that may be derived from a research and development tax credit study that we are currently conducting. The study is scheduled for completion during the third quarter of fiscal year 2005. At that time we will be able to reasonably estimate the amount of any tax benefit and adjust our effective income tax rate accordingly.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick which are not owned by THQ Wireless.  During the three months ended June 30, 2004 we purchased an additional 25% of the outstanding common stock of Minick, bringing us to a 50% ownership interest and control of the Board of Directors. As a result of this transaction, we began consolidating the balance sheet, statement of operations and cash flows of Minick due to our controlling interest in the entity.  Minority interest included in our Consolidated Statement of Operations was $95,000 for the three and six months ended September 30, 2004 and zero in the same periods in 2003.

Liquidity and Capital Resources

Our total assets as of September 30, 2004 were $519.3 million, as compared to $527.2 million as of March 31, 2004.  Of the total assets at September 30, 2004, $368.0 million, or 70.9%, were current assets, with $187.1 million, or 36% of this amount, in cash, cash equivalents and short-term investments.  Of the total assets at March 31, 2004, $397.1 million, or 75.3%, were current assets, with $253.0 million, or 48% of this amount, in cash, cash equivalents and short-term investments.

Our principal source of cash is from sales of our packaged software for video game consoles, handheld game platforms, and personal computers.  We also derive cash by providing content for wireless devices, typically through downloads.  Our principal uses of cash are product purchases of discs and cartridges; payments to developers, licensors and manufacturers; the costs of internal software development; and selling and marketing expenses.  At September 30, 2004, our total current liabilities were $70.4 million, which consisted primarily of $20.1 million of accrued royalties, $33.2 million of accrued liabilities and $15.7 million of accounts payable.  Total current liabilities were $87.4 million at March 31, 2004.

Changes in Cash Flow

(In thousands)	September 30, 2004	September 30, 2003	Change

Cash used in operating activities	$(55,857)	$(52,712)	$(3,145)
Cash (used in) provided by investing activities	(20,100)	5,056	(25,156)
Cash (used in) provided by financing activities	8,246	(3,186)	11,432
Effect of exchange rate changes on cash	(313)	570	(883)
Net decrease in cash and cash equivalents	$(68,024)	$(50,272)	$(17,752)

During the six months ended September 30, 2004, we used $55.9 million of cash in operating activities, compared to $52.7 million used in operating activities for the six months ended September 30, 2003.  Cash used in operations during the current fiscal year includes our investment spending in our wireless business and in product development for next-generation products as well as timing in the collection of our sales and in payments made for accrued royalties.

Cash flow from investing activities for the six months ended September 30, 2004 decreased by $25.2 million from the same period in 2003.  This decrease was primarily due to our acquisition of Relic and an increase in our investment in Minick for an aggregate of $13.4 million, net of cash acquired.

Cash provided by financing activities increased by $11.4 million for the six months ended September 30, 2004 as compared to the same period in 2003, primarily due to the exercise of stock options.

Other Current Assets

Current Assets, excluding cash, cash equivalents and short-term investments increased to $180.9 million at September 30, 2004 from $144.0 million at March 31, 2004.  This increase was primarily due to increases in software development assets of $19.4 million, income taxes receivable of $11.3 million, and prepaid expenses and other current assets of $19.6 million, partially offset by decreases in accounts receivable and inventory.  The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter.

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

Guarantees and Commitments

In the normal course of business, we enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer, based upon contractual arrangements.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2004 are approximately $176.1 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2005 will be $9.1 million.  We also have a commitment for $1.6 million under a sponsorship agreement which will require us to make payments during the remainder of this fiscal year.  Additionally, we have a commitment to pay an additional $4 million over the next two years for the purchase of Relic.  As of September 30, 2004, we have various operating lease commitments of $25.1 million which expire at various times through 2014.  We also had approximately $19.1 in obligations under our credit facility with respect to outstanding letters of credit and no outstanding borrowings.

A summary of minimum contractual obligations and commercial commitments as of September 30, 2004 (in thousands), is included in the table below:

Contractual Obligations and Commercial Commitments
Fiscal Years Ended March 31,	License / Software Development Commitments (1)	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2005	$40,179	$9,131	$2,960	$19,109	$1,583	$72,962
2006	55,673	17,508	5,495	—	2,000	80,676
2007	29,876	3,868	3,431	—	2,000	39,175
2008	25,328	2,167	3,245	—	—	30,740
2009	25,000	1,963	2,864	—	—	29,827
Thereafter	—	1,472	7,145	—	—	8,617
	$176,056	$36,109	$25,140	$19,109	$5,583	$261,997

(1) License/software development commitments include $7.5 million of commitments to licensors that have been included in our consolidated balance sheet as of September 30, 2004 because the licensor does not have any significant performance obligations to us.  These commitments are included in both current and long-term licenses and accrued royalties.

Manufacturer Indemnification.  We must indemnify the manufacturers of our games with respect to all loss, liability and expenses resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer.  As a result, we bear a risk that the properties upon which the titles of our games are based, or that the information and technology licensed from others and incorporated into the products, may infringe the rights of third parties.  Our agreements with our independent software developers and property licensors typically provide indemnification rights for us with respect to certain matters.  However, if a claim is brought against us by a manufacturer for indemnification, the developers or licensors may not have sufficient resources to, in turn, indemnify us.  Furthermore, parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

Indemnification Claim .  We received a demand from Motorola for indemnification under our license to Motorola of certain wireless games distributed in France.  The demand arises out of litigation commenced in France in January 2003 against Motorola and their distribution partners for trademark infringement and unfair competition, which seeks $10.0 million in damages plus an unspecified amount and an accounting.  In April 2003, we joined the action as a necessary party.  Although we expect to prevail, we cannot predict the likely outcome of the demand for indemnification.

Credit Facility.  We have a credit facility that allows us to maintain outstanding letters of credit up to $20 million.  The credit facility, which expires November 29, 2004, is secured by a lien on substantially all of our assets and contains customary financial and non-financial covenants which require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  We expect to extend this agreement and are currently negotiating the terms of the extension.  As of September 30, 2004, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $19.1 million.

Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment – an amendment of FASB Statements No. 123 and 95”.  The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties.  The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

Employees”, and generally would require that such transactions be accounted for using a fair-value-based method.  If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report in fiscal 2006.  We have not yet determined the impact that the proposed statement will have on our financial statements.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of floating rate corporate notes and municipal securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.  The credit facility is based on variable interest rates.  At September 30, 2004, we had outstanding letters of credit of approximately $19.1 million.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. Management, with the assistance of internal audit, conducted an evaluation, as of September 30, 2004, of the effectiveness and design of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of such date.

Changes in internal controls. During our last fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, following the enactment of the Sarbanes-Oxley Act and related SEC regulations, we have enhanced and continue to enhance our internal controls and disclosure systems.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Patent Infringement litigation.  On August 30, 2004, THQ was served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas.  The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include THQ, Electronic Arts Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., Atari, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Temco, Inc., Lucasarts Entertainment Co., and Namco Hometek, Inc.  THQ has entered into a joint defense agreement with several of the other defendants and intends to vigorously defend the claims against us.  Although we expect to prevail, at this early stage we cannot predict the likely outcome of this dispute.

WWE Lawsuit.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit against Jakks Pacific, Inc. (“Jakks”), THQ, the THQ/Jakks joint venture, and others, alleging, among other claims, improper conduct by Jakks, certain executives of Jakks, an employee of the WWE and an agent of the WWE in granting the WWE video game license to the THQ/Jakks joint venture.   THQ is not directly accused of any wrongdoing in the complaint and believes that either there is no basis for terminating the license with THQ, or that THQ will be made whole by those whose conduct is eventually found to be unlawful.  We intend to vigorously protect and pursue our rights, if necessary.

We are involved in other routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the other pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (2)
July 1 – July 31	—	—	—	—
August 1 – August 31	500,000	$18.16	500,000	1,139,213
September 1 – September 30	—	—	—	—
Total	500,000	$18.16	500,000	1,139,213

(1) On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of shares of our common stock, bringing the total authorized to $75.0 million.  During the three months ended September 30, 2004, we repurchased 500,000 shares of our common stock for approximately $9.1 million.  In total, we have repurchased 3,449,000 shares of our common stock for approximately $52.9 million, leaving $22.1 million available for future repurchases.  There is no expiration date for the authorized repurchases.

(2) Based upon the closing price of THQ Common Stock on September 30, 2004.

Limitations upon Payment of Dividends

The Amended and Restated Revolving Credit Agreement dated September 27, 2002, as amended, restricts payment of cash dividends to shareholders of the Company.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on August 6, 2004.  The following two matters were decided:

1.               Five directors were elected:

	Votes For	Votes Withheld
Brian J. Farrell	35,003,515	596,373
Lawrence Burstein	34,556,564	1,043,324
Brian Dougherty	34,554,776	1,045,112
James L. Whims	34,387,043	1,212,845
Henry T. DeNero	34,381,155	1,218,733

2.     A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ending March 31, 2005 was approved by a vote of 34,363,450 for, 1,232,471 against, and 3,967 abstaining.

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

10.1	*	First Amendment to the Confidential License Agreement for Game Boy Advance, dated as of July 18, 2004, between Nintendo of America, Inc. and the Company.

10.2

Extension letter dated August 25, 2004, relating to the Credit Agreement between THQ Inc and Union Bank of California (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2004).

10.3

Term Extension to Xbox Publisher License Agreement, dated October 13, 2004, between THQ Inc. and Microsoft Licensing, GP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2004).

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Edward K. Zinser, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Edward K. Zinser, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

‡Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2004	THQ INC.
	By:	/s/ Brian J. Farrell
Brian J. Farrell
Director, Chairman of the Board,
President and Chief
Executive Officer (Principal Executive Officer)

THQ INC.
	By:	/s/ Edward K. Zinser
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer
and Principal Accounting Officer)