Form 10-Q
period 2004-12-31
THQ INC
filed 2005-02-08
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of January 28, 2005, there were 39,244,981 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

INDEX

Part I – Financial Information

Item 1.	Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets – December 31, 2004 and March 31, 2004

Consolidated Statements of Operations – for the Three and Nine Months Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows – for the Nine Months Ended December 31, 2004 and 2003

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

Signatures

Part I – Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,586	$247,237
Short-term investments	14,337	5,802
Cash, cash equivalents and short-term investments	201,923	253,039
Accounts receivable, net of allowances	218,507	59,088
Inventory	27,120	22,303
Licenses	10,138	13,172
Software development	50,589	39,997
Prepaid expenses and other current assets	27,892	9,451
Total current assets	536,169	397,050
Property and equipment, net	22,729	17,468
Licenses, net of current portion	79,913	9,068
Software development, net of current portion	7,549	9,798
Deferred income taxes	—	560
Income taxes receivable	7,589	—
Goodwill, net	81,594	59,399
Long-term marketable securities	9,457	24,320
Other long-term assets, net	22,815	9,488
TOTAL ASSETS	$767,815	$527,151

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,044	$22,147
Accrued liabilities	50,739	22,361
Accrued payment to venture partner	7,105	746
Accrued royalties	57,945	41,305
Income taxes payable	13,015	216
Deferred income taxes	473	642
Total current liabilities	174,321	87,417
Accrued liabilities, net of current portion	2,000	—
Accrued royalties, net of current portion	71,334	1,142
Deferred income taxes, net of current portion	1,388	—
Commitments and contingencies	—	—
Minority interest	1,202	—
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 39,234,708 and 38,166,978 shares issued and outstanding as of December 31, 2004 and March 31, 2004, respectively	392	382
Additional paid-in capital	325,042	304,860
Accumulated other comprehensive income	14,408	8,302
Retained earnings	177,728	125,048
Total stockholders’ equity	517,570	438,592
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$767,815	$527,151

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended December 31, (Unaudited)		For the Nine Months Ended December 31, (Unaudited)
	2004	2003	2004	2003
Net sales	$400,315	$293,099	$584,805	$517,711
Costs and expenses:
Cost of sales	126,270	98,347	190,916	181,589
License amortization and royalties	54,507	34,012	70,511	58,815
Software development amortization	47,740	46,595	78,492	88,866
Product development	24,207	9,277	49,537	27,436
Selling and marketing	48,010	35,014	86,260	74,638
Payment to venture partner	7,050	6,257	9,087	8,817
General and administrative	12,298	16,592	37,807	35,634
Total costs and expenses	320,082	246,094	522,610	475,795
Income from operations	80,233	47,005	62,195	41,916
Interest income, net	833	452	2,790	1,593
Other income	—	—	—	4,000
Income before income taxes and minority interest	81,066	47,457	64,985	47,509
Income taxes	18,057	17,084	12,136	17,103
Income before minority interest	63,009	30,373	52,849	30,406
Minority interest	(74)	—	(169)	—
Net income	$62,935	$30,373	$52,680	$30,406
Net income per share — basic	$1.61	$0.80	$1.36	$0.80
Net income per share — diluted	$1.58	$0.78	$1.32	$0.78

Shares used in per share calculation — basic	38,981	38,142	38,789	38,219
Shares used in per share calculation — diluted	39,917	38,899	39,796	39,005

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended December 31, (Unaudited)
	2004	2003
OPERATING ACTIVITIES:
Net income	$52,680	$30,406
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest	169	—
Depreciation and amortization	6,957	5,445
Amortization of licenses and software development	102,290	101,078
Loss on disposal of property and equipment	23	214
Loss on sale of short-term investments	—	4
Tax benefit related to the exercise of employee stock options	3,698	1,909
Deferred income taxes	(1,534)	(67)
Changes in operating assets and liabilities:
Accounts receivable, net	(148,704)	(124,809)
Inventory	(4,002)	(3,568)
Licenses	(106,496)	(16,397)
Software development	(69,473)	(55,033)
Prepaid expenses and other current assets	(17,103)	(10,685)
Accounts payable	18,703	14,408
Accrued liabilities	18,898	5,856
Accrued payment to venture partner	6,329	5,380
Accrued royalties	86,814	22,614
Income taxes payable	5,172	12,923
Net cash used in operating activities	(45,579)	(10,322)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	51	—
Proceeds from sales and maturities of investments	195,988	52,001
Purchase of short-term investments	(189,660)	(40,653)
Increase in other long-term assets	(5,152)	(5,264)
Acquisitions, net of cash acquired	(18,862)	(2,300)
Acquisition of property and equipment	(9,886)	(5,310)
Net cash used in investing activities	(27,521)	(1,526)

FINANCING ACTIVITIES:
Stock repurchase	(9,080)	(10,994)
Proceeds from exercise of stock options	23,154	5,346
Net cash provided by (used in) financing activities	14,074	(5,648)

Effect of exchange rate changes on cash	(625)	655
Net decrease in cash and cash equivalents	(59,651)	(16,841)
Cash and cash equivalents — beginning of period	247,237	199,860
Cash and cash equivalents — end of period	$187,586	$183,019

See notes to consolidated financial statements.

	For the Nine Months Ended December 31, (Unaudited)
	2004	2003

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,362	$2,959

On November 16, 2004, we paid $3.7 million in cash for the purchase of Blue Tongue Entertainment Limited (“Blue Tongue”).  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Cash acquired	$885
Tangible assets acquired	1,192
Intangible assets acquired	398
Liabilities assumed	(516)
Goodwill	1,775
Purchase Price	$3,734

On April 29, 2004 we paid $6.0 million in cash, and will pay an additional $4 million over the next two years for the purchase of Relic Entertainment Inc. (“Relic”).  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Cash acquired	$255
Tangible assets acquired	292
Intangible assets acquired	1,092
Liabilities assumed	(711)
Goodwill	9,324
Purchase Price	$10,252

On April 30, 2004, we paid $10.5 million in cash for an additional 25% of the outstanding common stock of Minick Holding AG (“Minick”) and gained a majority representation on the Board of Directors.  Prior to this additional investment, we owned 25% of the outstanding common stock.  The allocation of the purchase price is as follows (see Note 7):

Estimated Fair Value (in thousands)
Cash acquired	$3,278
Tangible assets acquired	6,367
Intangible assets acquired	4,128
Liabilities assumed	(9,012)
Minority Interest	(903)
Goodwill	6,817
Purchase Price	$10,675

The nine months ended December 31, 2004 and 2003 includes an additional $4.6 million ($2.3 million each period), which we have paid to the former shareholders of ValuSoft, Inc. (“ValuSoft”), as they reached their pre-tax income target during the respective periods.

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

On November 13, 2003, we commenced a stock option exchange program (“Exchange Program”) under which eligible employees holding options to purchase an aggregate of 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, could elect to exchange their options for a designated fewer number of replacement options with a new exercise price to be granted at least six months and one day from the cancellation date. Our executive officers and members of our Board of Directors were not eligible to participate in the Exchange Program.  In accordance with the terms of the Exchange Program, we canceled 1,216,903 outstanding stock options on December 15, 2003 and on June 21, 2004 granted, in exchange for the canceled options, 758,836 new options. The exercise price of the new stock options was $21.73, which represented the fair market value of our common stock on the date of grant.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the table below includes a modification of the 1,216,903 stock options canceled under the Exchange Program that were immediately reissued as 758,836 new options on the cancellation date.

The fair value of options granted under the stock option plans during the three and nine months ended December 31, 2004 and 2003, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003

Dividend yield	0%	0%	0%	0%
Anticipated volatility	57%	71%	57%	71%
Weighted average risk-free interest rate	3.35%	2.89%	3.36%	2.61%
Expected lives	4 years	4 years	4 years	4 years

The following table shows what our net income and earnings per share would have been for the three and nine months ended December 31, 2004 and 2003, had we accounted for our stock-based compensation plans under the fair value method of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the assumptions in the table above.  For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands, except per share data)	2004	2003	2004	2003
Net income-as reported	$62,935	$30,373	$52,680	$30,406
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,249)	(3,955)	(11,060)	(11,910)
Net income-pro forma	$58,686	$26,418	$41,620	$18,496
Earnings per share:
Basic-as reported	$1.61	$0.80	$1.36	$0.80
Basic-pro forma	$1.51	$0.69	$1.07	$0.48

Diluted-as reported	$1.58	$0.78	$1.32	$0.78
Diluted-pro forma	$1.47	$0.68	$1.05	$0.47

3.   Cash, Cash Equivalents, Short-Term Investments and Long-Term Marketable Securities

(In thousands)	December 31, 2004	March 31, 2004
Cash and cash equivalents	$187,586	$247,237

Short-term investments
Held-to-maturity	14,337	5,802

Long-term marketable securities
Held-to-maturity	9,457	24,320

Cash, cash equivalents, short-term investments and long-term marketable securities	$211,380	$277,359

We consider all highly liquid investments purchased with original maturities less than three months to be cash equivalents.

Investments with original maturity greater than three months, but less than one year, are considered short-term investments.  We invest in highly liquid debt instruments with strong credit ratings.  The carrying amounts of the investments approximate fair value due to their short maturities.  Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.

For the three and nine months ended December 31, 2004, there were no investments classified as available-for-sale and, as such, no unrealized gains or (losses) on available-for-sale investments, except Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets.  (See Note 11).

During the prior year we acquired municipal bonds with maturities of greater than one year for $24.3 million.  These bonds are classified as held-to-maturity.  Investments with a maturity greater than one year at the time of purchase are considered to be long-term assets.  Our long-term marketable securities have a maturity due date of 1-2 years as of December 31, 2004.  During the nine months ended December 31, 2004, $14.8 million of these marketable securities were reclassified as short-term investments due to their maturity date being less than one year.  As of December 31, 2004, the value of our long-term marketable securities was $9.5 million.

4.   Allowances for price protection, returns and doubtful accounts

We derive revenues from sales of packaged software for video game systems and personal computers and sales of software and services for wireless devices.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game system or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.  Management uses significant judgment and makes estimates in connection with establishing allowances for doubtful accounts in any accounting period.

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

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See “Long-Lived Assets” below. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues, the charge to license amortization and royalties may be larger than anticipated in any given quarter.  As of December 31, 2004, the net carrying value of our licenses was $90.1 million.

6.   Software Development

We utilize both internal development teams and independent software developers to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We capitalize the milestone payments made to independent software developers and the direct payroll and facilities costs for our internal development teams.  We evaluate technological feasibility on a product-by-product basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  See “Long-Lived Assets” below.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenues, the charge to software development amortization may be larger than anticipated in a given quarter.  As of December 31, 2004, the net carrying value of our software development was $58.1 million.

7.   Business Combinations

Blue Tongue Entertainment Limited.  On November 16, 2004, we acquired Blue Tongue, a development studio located in Melbourne, Australia.  The results of Blue Tongue’s operations have been included in our consolidated financial statements since that date.  Blue Tongue develops entertainment software for video game hardware devices and recently developed The Polar Express for us.  Blue Tongue’s team of artists and engineers helps strengthen our internal development capabilities and our ability to create original content.  We paid $3.7 million in cash during the three months ended December 31, 2004 for the acquisition.

The Blue Tongue acquisition has been accounted for using the purchase method under SFAS No. 141, “Business Combinations.”  The purchase price includes the cash and transaction costs paid.  The allocation of the purchase price is based on studies and valuations that are currently being finalized.  We do not believe that the final purchase price allocation will produce materially different results than those reflected below.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Cash acquired	$885
Tangible assets acquired	1,192
Intangible assets acquired	398
Liabilities assumed	(516)
Goodwill	1,775
Purchase Price	$3,734

Relic. On April 29, 2004, we completed the acquisition of Relic, a development studio located in Canada.  The results of Relic’s operations have been included in our consolidated financial statements since that date.  Relic develops entertainment software for video game hardware devices and personal computers. Relic’s team of artists and engineers helps strengthen our internal development capabilities and our ability to create original content.  We paid $6 million in cash during the nine months ended December 31, 2004, and will pay an additional $4 million over the next two fiscal years.  Of the additional payment, $2 million is included in current accrued liabilities, and $2 million is included in accrued liabilities, net of current portion in the accompanying balance sheet.

The Relic acquisition has been accounted for using the purchase method under SFAS No. 141, “Business Combinations.”  The purchase price includes the cash and transaction costs paid and the additional purchase price due over the next two fiscal years.  The allocation of the purchase price is based on studies and valuations that are currently being finalized.  We do not believe that the final purchase price allocation will produce materially different results than those reflected below.  The allocation of the purchase price is as follows:

Estimated Fair Value (in thousands)
Cash acquired	$255
Tangible assets acquired	292
Intangible assets acquired	1,092
Liabilities assumed	(711)
Goodwill	9,324
Purchase Price	$10,252

Minick. On April 30, 2004, our wholly-owned subsidiary, THQ Wireless Inc. (“THQ Wireless”) purchased an additional 25% of the outstanding common stock of Minick for $10.5 million in cash and gained a majority representation on the Board of Directors.  Prior to this additional investment, THQ Wireless owned 25% of the outstanding common stock of Minick and we accounted for the investment using the equity method of accounting.  Since April 30, 2004, we have consolidated the balance sheet, statement of operations and cash flows of Minick due to THQ Wireless’ controlling interest in the entity.  The 50 percent interest in Minick that we do not own is reflected as minority interest on our Consolidated Balance Sheet as of December 31, 2004, and Consolidated Statements of Operations for the three and nine months ended December 31, 2004.

Minick is a European-based company that develops and operates interactive software applications for wireless devices such as Short Messaging Service (“SMS”), Enhanced Messaging Service (“EMS”), Multimedia Messaging Service (“MMS”), messaging information, and multimedia and voting applications. The access to Minick’s proprietary software, application platform and premium billing infrastructure enables THQ Wireless to expand its current product lineup with additional mobile offerings such as SMS voting, information and alert services, and wireless marketing campaigns that are expected to bring in a new revenue stream.  In addition to these applications, Minick brings us over 40 direct billing relationships with carriers worldwide that will broaden our wireless competitive abilities.

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

Estimated Fair Value (in thousands)
Cash acquired	$3,278
Tangible assets acquired	6,367
Intangible assets acquired	4,128
Liabilities assumed	(9,012)
Minority interest	(903)
Goodwill	6,817
Purchase Price	$10,675

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

The changes in the carrying amount of goodwill for the nine months ended December 31, 2004 are as follows (in thousands):

Balance at March 31, 2004	$59,399
Purchase of Relic	9,324
Additional investment in Minick	6,817
Additional consideration paid for ValuSoft	2,300
Purchase of Blue Tongue	1,775
Effect of foreign currency exchange rates	1,979
Balance at December 31, 2004	$81,594

9.   Long-Lived Assets

We evaluate long-lived assets, including but not limited to licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Potential impairment of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

10.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the accompanying balance sheets.  Intangible assets are as follows:

		December 31, 2004			March 31, 2004
Intangible Assets (In thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Amortized intangible assets:
Licenses	Varies	$228,918	$(138,867)	$90,051	$113,118	$(90,878)	$22,240

Software development	Varies	208,669	(150,531)	58,138	198,659	(148,864)	49,795

Software technology	2-3 years	2,173	(474)	1,699	—	—	—
Trade secrets	5 years	1,800	(1,080)	720	1,800	(810)	990
Customer list	4-5 years	1,590	(177)	1,413	—	—	—
Non-compete / Employment contracts	3-6.5 years	943	(382)	561	706	(244)	462
Subtotal		6,506	(2,113)	4,393	2,506	(1,054)	1,452
Total amortized intangible assets		444,093	(291,511)	152,582	314,283	(240,796)	73,487
Unamortized intangible assets:
Trade names	Indefinite	3,303	N/A	3,303	1,025	N/A	1,025
Total		$447,396	$(291,511)	$155,885	$315,308	$(240,796)	$74,512

The useful lives of licenses and software development are based on net product sales and therefore not disclosed in years.  The estimated amortization expense for licenses and software development is based on anticipated release dates and total projected revenue.  Amortization expense related to licenses and software development for the three and nine months ended December 31, 2004 was $62.4 million and $102.3 million, respectively.  Amortization expense related to licenses and software development for the three and nine months ended December 31, 2003 was $46.6 million and $101.1 million, respectively.

Estimated Amortization Expense

(In thousands):

Fiscal Years Ending March 31,
Remainder of 2005	$32,895
2006	55,874
2007	18,398
2008	16,743
2009	16,428
Thereafter	12,244
$152,582

11.   Other Long-Term Assets

In addition to intangible assets (see Note 10), other long-term assets include our investment in Yuke’s.  On March 21, 2000, we acquired less than a 20% interest in a Japanese developer, Yuke’s, which was privately held.  In December 2001, Yuke’s had an initial public offering of its common stock, which is now traded on the Nippon New Market in Japan.  Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized.  The original cost of this investment was $5.0 million.  At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment.  At March 31, 2004, the carrying value of the investment in Yuke’s was $4.6 million.  For the nine months ended December 31, 2004, the unrealized holding gain was $2.6 million, which brings the carrying value of the investment to $7.2 million at December 31, 2004.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the accompanying balance sheet.  Under separate development agreements, Yuke’s creates exclusively for us certain World Wrestling Entertainment wrestling games for the PlayStation 2 and GameCube.

In November 2004, we acquired all intellectual property rights to the Juiced franchise, a street racing property, including the Juiced videogame that we plan to release in May 2005, for $8.6 million in cash.  Of the $8.6 million paid, we attributed $4.4 million to the intellectual property rights which is included in other long-term assets in the accompanying balance sheet and attributed $4.2 million to the current product under development which is included in software development in the accompanying balance sheet.  The amount attributed to the intellectual property rights will be amortized over the estimated useful life of the franchise and the amount attributed to the current product under development will be amortized consistent with our accounting policy described in Note 6.

12.   Credit Facility

On November 29, 2004, we amended our revolving credit agreement to (i) extend the term of the credit agreement through November 29, 2006; and (ii) increase the maximum monthly facility amount to $40 million for each August, September and October, and reduce the maximum monthly facility amount to $12 million for every other month. Additionally, pursuant to the amendment, the credit facility is now unsecured and accordingly the bank terminated their lien over our assets on January 4, 2005.  The credit agreement contains customary financial and non-financial covenants that require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of December 31, 2004, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $3.1 million.

13.   Commitments and Contingencies

Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2004 are approximately $252.5 million.

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2005 will be $15.1 million.

Leases.  We are committed under operating leases with lease termination dates to 2015.  In the quarter ended December 31, 2004, we entered into a lease for premises consisting of approximately 103,000 rentable square feet of office space located at 29903 Agoura Road, Agoura Hills, California, which we intend to use as our corporate headquarters.  Most of our leases contain rent escalations.

Other.  We also have a commitment to pay an additional $4 million over the next two fiscal years for the purchase of Relic. (See note 7 – “Business Combinations”).

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2004 (in thousands) is as follows:

Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising	Leases	Credit	Other	Total
Remainder of 2005	$20,584	$15,063	$1,561	$3,071	$—	$40,279
2006	64,045	14,556	6,314	—	2,000	86,915
2007	53,361	2,851	7,115	—	2,000	65,327
2008	43,550	2,433	6,935	—	—	52,918
2009	37,000	2,314	6,580	—	—	45,894
Thereafter	34,000	1,735	30,020	—	—	65,755
	$252,540	$38,952	$58,525	$3,071	$4,000	$357,088

(1) License/software development commitments include $77.1 million of commitments to licensors that have been included in our consolidated balance sheet as of December 31, 2004 because the licensor does not have any significant performance obligations to us.  These commitments are included in both current and long-term licenses and accrued royalties.

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

Director Indemnity Agreements.  We have entered into indemnification agreements with the members of our Board of Directors to provide a contractual right of indemnification to our Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the Directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the Directors are sued as a result of their service as members of our Board of Directors.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to Directors in the event of an indemnification request.

Patent Infringement litigation.  On August 30, 2004, THQ was served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas.  The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include THQ, Electronic Arts Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., Atari, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Temco, Inc., Lucasarts Entertainment Co., and Namco Hometek, Inc.  THQ has entered into a joint defense agreement with several of the other Defendants and intends to vigorously defend the claims against us.  Since the litigation is still in an early stage, we cannot predict the likely outcome of this dispute.

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

14.   Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions.  On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of our common stock, bringing the total authorized repurchase amount to $75.0 million.  We did not repurchase any shares during the three months ended December 31, 2004.  In total, we have repurchased 3,449,000 shares of our common stock for approximately $52.9 million, leaving $22.1 million available for future repurchases.  There is no expiration date for the authorized repurchases.

During the nine months ended December 31, 2004, we finalized the terms of a warrant we committed to issue in connection with a licensing agreement under which we have shipped product in the current quarter as well as several prior quarters.  Prior to finalizing the warrant terms, we estimated the fair value of the warrant commitment based upon the terms subject to our then ongoing negotiations with the licensor, and amortized this estimated value to license amortization and royalties in accordance with our accounting policy described in Note 5 over the periods during which we had been shipping product under the license.  The fair value of the finalized warrants, net of accumulated amortization, was determined using the Black-Scholes option pricing model and is included in licenses in the accompanying balance sheet as of December 31, 2004.  The fair value of the finalized warrants was less than previously estimated and as a result we recorded a reduction in license amortization and royalties expense in the accompanying consolidated statement of operations for the nine months ended December 31, 2004 of approximately $1.7 million.  As of December 31, 2004, these warrants had not been exercised.

15.   Income Taxes

The effective income tax rate was 22.3% and 18.7% for the three and nine months ended December 31, 2004, respectively.  This differs from our previously projected annual effective tax rate of 35.5% due to the following three factors: (1) the recognition of $7.8 million of research and development tax credits claimed for prior years, (2) our estimate of current year research and development tax credits and (3) a greater proportion of our profits in the current periods being generated by our international operations.

16.   Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the years presented:

(In thousands, except per share	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
data)	2004	2003	2004	2003
Net income used to compute basic and diluted earnings per share	$62,935	$30,373	$52,680	$30,406
Weighted average number of shares outstanding — basic	38,981	38,142	38,789	38,219
Dilutive effect of stock options and warrants	936	757	1,007	786
Number of shares used to compute earnings per share — diluted	39,917	38,899	39,796	39, 005

Stock options to purchase approximately 2,680,000 and 2,527,000 shares of common stock in the three and nine months ended December 31, 2004, respectively, and approximately 4,472,000 and 4,406,000 shares of common stock during the three and nine months ended December 31, 2003, respectively, were outstanding but excluded from the computation of diluted earnings per share because the option exercise price for these options was greater than the average market price of our shares of common stock during the respective periods.

17.   Comprehensive Income

The table below presents the components of our comprehensive income for the three and nine months ended December 31, 2004 and 2003, respectively:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2004	2003	2004	2003
Net income	$62,935	$30,373	$52,680	$30,406
Other comprehensive income
Foreign currency translation adjustment	4,196	2,878	4,724	4,688
Change in unrealized gain on investments, net of tax expense of $1,239, $0, $1,239, $0, respectively	736	392	1,382	1,359
Other comprehensive income	4,932	3,270	6,106	6,047
Comprehensive income	$67,867	$33,643	$58,786	$36,453

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

18.   Segment Information

Information about THQ’s operations in North America and foreign territories for the three and nine months ended December 31, 2004 and 2003 is presented below (in thousands):

	North		Asia
(In thousands of dollars)	America	Europe	Pacific	Consolidated

Three Months ended December 31, 2003:
Net sales to unaffiliated customers	$204,304	$79,462	$9,333	$293,099

Long-lived assets at December 31, 2003	$114,569	$6,356	$459	$121,384

Nine Months ended December 31, 2003:
Net sales to unaffiliated customers	$370,832	$127,406	$19,473	$517,711

Three Months ended December 31, 2004:
Net sales to unaffiliated customers	$252,094	$129,286	$18,935	$400,315

Long-lived assets at December 31, 2004	$211,900	$19,194	$552	$231,646

Nine Months ended December 31, 2004:
Net sales to unaffiliated customers	$368,441	$185,542	$30,822	$584,805

Information about THQ’s net revenue by product line for the three and nine months ended December 31, 2004 and 2003 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2004	2003	2004	2003
Sony PlayStation 2	$170,710	$138,415	$210,919	$199,323
Microsoft Xbox	26,305	18,257	56,178	59,137
Nintendo GameCube	44,264	29,192	65,245	49,311
Sony PlayStation	2,215	5,219	5,171	12,266
Nintendo Game Boy Advance	109,033	71,595	155,397	129,795
Nintendo Dual Screen	2,273	—	2,273	—
PC	36,809	27,953	69,709	60,062
Wireless	7,719	2,047	17,235	4,994
Other	987	421	2,678	2,823
Total Net Sales	$400,315	$293,099	$584,805	$517,711

19.   Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our second quarter of fiscal 2006, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “may,” “could,” “project,” “potential,” “plan,” “forecast,” “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Our business involves many risks and uncertainties that may cause actual results to differ materially from those set forth in forward-looking statements we make. Some of those important risks and uncertainties which may cause our operating results to vary, or which may materially and adversely affect our operating results, are as follows:

•                  We must continue to develop and sell new titles in order to remain profitable;

•                  Our inability to renew licenses for properties upon which our key brands and titles are based could harm us, and our inability to renew such licenses on favorable economic terms could negatively impact our operations;

•                  Our inability to retain the license with World Wrestling Entertainment (the “WWE”), with whom we are involved in litigation with respect to the license, could harm us;

•                  Our inability to identify new license opportunities could harm us;

•                  Our inability to create our own intellectual properties could harm us;

•                  We rely on a relatively small number of brands for a significant portion of our net sales;

•                  Unexpected declines in the popularity of platforms could have a negative effect on consumer demand for titles, which could have a material adverse effect on us;

•                  Hardware shortages for the platforms upon which our games are played could negatively affect the sales of our games;

•                  Because we cannot publish or manufacture console titles without platform manufacturers’ approval, our ability to continue to develop and market successful console titles is dependent on the manufacturers continuing to do business with us;

•                  We rely on external developers for the development of certain of our titles;

•                  Video game product development schedules are difficult to predict and can be subject to delays.  Postponements in shipments can substantially impact our earnings in any given quarter; and

•                  We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions with respect to our internal controls over financial reporting or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

For a discussion of these and other important risk factors, see the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Overview

The following is a summary discussion of our operating results and the primary trends that affect our business.  Management believes that an understanding of these trends is important to understand our results for the quarter ended December 31, 2004, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes.  The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis contained in our annual report on Form 10-K for the fiscal year ended March 31, 2004. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

THQ is a leading global developer and publisher of interactive entertainment software that is playable on the following platforms:(1)

•                  Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube;

•                  Handheld platforms such as Nintendo Game Boy Advance and Nintendo Dual Screen;

•                  Personal computers; and

•                  Wireless devices.

Our titles span most major interactive entertainment software genres, including action, adventure, children’s, driving, fighting, puzzle, role-playing, simulation, sports and strategy.

Our business involves the development, manufacturing, marketing and sale of video game products.  Our games are based on intellectual property that is either wholly-owned by us or licensed from third parties.  We develop our games using both internal development resources and external development resources pursuant to contractual agreements.  Whether a game is developed internally or externally, upon completion of development each game is extensively play-tested by us, where required, and sent to the platform manufacturer for its review and approval.  Other than games that we release for PCs or wireless devices, the manufacturers or their authorized vendors manufacture our products for us.  Through offices located in the Unites States, the United Kingdom, France, Germany, Australia, Korea, and Spain, we market and distribute our games in over 70 countries, often translating and localizing them for sale in non-English speaking countries.

We continually seek to identify and develop titles based on content from other entertainment media (such as movies and television programs), sports and entertainment personalities, popular sports and trends or concepts that have high public visibility or recognition or that reflect the trends of popular culture.  Our portfolio of licensed properties includes Disney/Pixar’s Finding Nemo, Disney/Pixar’s The Incredibles, and Disney / Pixar’s Cars, which is expected to be released in May 2006; Nickelodeon properties such as SpongeBob SquarePants™; Power Rangers; Marvel’s The Punisher™; Scooby-Doo!; Sonic the Hedgehog™; and World Wrestling Entertainment®; as well as others.  THQ Wireless, our wireless subsidiary, has licenses to create wireless products including Star Wars, the National Football League (“NFL”), National Hockey League (“NHL”), Major League Baseball (“MLB”) and each league’s respective players’ association, as well as with the National Basketball Association (“NBA”), including its players.

We also develop games based upon original brands which are either internally-created or created by external developers under contract with us.  Our original brands include Destroy All Humans!™, Full Spectrum Warrior™, Juiced™, MX, S.T.A.L.K.E.R.: Shadow of Chernobyl, and Tak and the Power of Juju (co-created with Nickelodeon).

Our business is dependent on our license agreements with the platform manufacturers.  All of these licenses are for fixed terms and are not exclusive.  Each license grants us the right to develop, publish and distribute titles for use on such manufacturer’s platform(s), and requires that each title be approved by the manufacturer prior to development of the software, and once developed, manufactured solely by such manufacturer or (in the case of Microsoft) its authorized vendor.

(1)           Nintendo®, DS, Game Boy® Color, Game Boy® Advance (“GBA”), and GameCube® (“GameCube”) are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  Sony PlayStation® and Sony PlayStation® 2 are trademarks and/or registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft and Xbox® (“Xbox”) are registered trademarks of Microsoft Corporation (“Microsoft”).  Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

The following table sets forth information with respect to our platform licenses:

Manufacturer	Platform	Territory	Expiration Date(s)
Nintendo	DS	All countries in the Western Hemisphere	January 2008
Nintendo	Game Boy Color	All countries in the Western Hemisphere	March 2006
Nintendo	Game Boy Color	Europe, Australia and New Zealand	October 2005
Nintendo	Game Boy Advance	All countries in the Western Hemisphere	July 2007
Nintendo	Game Boy Advance	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	All countries in the Western Hemisphere	April 2005
Nintendo	GameCube	Europe, Australia and New Zealand	April 2006
Nintendo	GameCube	Asia (1)	November 2006
Sony	PlayStation	United States, Canada, Mexico and Latin America	August 2006
Sony	PlayStation	Europe, Australia and New Zealand	December 2005(2)
Sony	PlayStation 2	United States and Canada	March 2005(3)
Sony

PlayStation 2

Europe, Australia, New Zealand, certain countries in Africa and the Middle East

March 2005(4)

Sony	PlayStation and PlayStation 2	Korea	March 2006(3)
Sony	PlayStation Portable	United States and Canada	March 31, 2007
Microsoft	Xbox	(5)	March 2005

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

Overview of Financial Results

Revenues from the sales of our video game software directly affect our profitability.  After sales of our internally developed titles recoup development and marketing expenses, the gross margin on the incremental net sales positively impacts our operating margin.  For externally developed titles, we pay development fees to third party developers.  Once these fees are recouped, the gross margin less royalties on the incremental net sales and marketing expenses directly impacts our operating margin.

Net sales for the three months ended December 31, 2004 increased 36.6% from the same period last year, from $293.1 million to $400.3 million, and net sales for the nine months ended December 31, 2004 increased 13.0% from the same period in 2003, from $517.7 million to $584.8 million.  The increase in net sales for the three and nine months ended December 31, 2004 was primarily attributable to strong sales of Disney/Pixar’s The Incredibles, The SpongeBob SquarePants™ Movie and WWE SmackDown!™ vs. Raw®.

Net income for the three months ended December 31, 2004 was $62.9 million, or $1.58 per diluted share, compared to net income of $30.4 million, or $0.78 per diluted share, for the same period in 2003.  Net income for the nine months ended December 31, 2004 was $52.7 million, or $1.32 per diluted share, compared to net income of $30.4 million or $0.78 per diluted share, for the same period in 2003.  Net income for the three and nine months ended

December 31, 2004 was positively affected by $7.8 million or $0.20 per diluted share from the recognition of research and development tax credits claimed for prior years.

Cash used in operations was $45.6 million during the nine months ended December 31, 2004, as compared to $10.3 million in the nine months ended December 31, 2003.  Cash used in operations during the current fiscal year includes investment spending in our wireless business and in product development for next-generation products.  Cash flow in operating activities is seasonal and is affected by the timing in the collection of our sales and in payments made for accrued licenses and royalties.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Our Focus

Consistent with our business strategy, our focus with respect to future game development will primarily be to continue building a well-diversified product portfolio across all platforms and to create game “franchises” that allow us to publish new titles on a recurring basis that are based on the same intellectual property.  We are executing against our strategic plan to increase our market share with the core gamer while maintaining our leadership position in the family and handheld markets.  We plan to achieve this through the launch of high-quality new original properties for the mature and serious gamer as well as continuing to capture the mass-market consumer with titles based on well-known licenses.

In the quarter ended December 31, 2004, our mass-market releases included games based on three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants Movie, and Warner Bros.’ The Polar Express. We also released popular franchise games such as WWE SmackDown! vs. Raw and Tak 2 the Staff of Dreams.  In August 2004, we entered into an agreement with Pixar Animation Studios for the exclusive interactive rights to four upcoming Pixar animated feature films beginning with the first release after Cars which is scheduled for release in May 2006, and in October 2004, we extended our license agreement with Nickelodeon, which grants us the right to continue publishing games based on all existing and future Nickelodeon animated TV and movie properties targeting kids ages 6-14 across all viable game systems through 2010.

We intend to continue developing and publishing new original properties and core gamer titles.  In fiscal 2005, such releases have included Full Spectrum Warrior, The Punisher and Warhammer®40,000: Dawn of War. Upcoming titles include Destroy All Humans and, S.T.A.L.K.E.R.: Shadow of Chernobyl.  Additionally, we recently acquired the exclusive worldwide publishing rights to the Juiced franchise, a street racing property, and plan to release Juiced in the first quarter of fiscal 2006.

In addition to acquiring or creating high-profile games, we continue to establish strong technology and internal development capabilities.  We have expanded our internal development resources in the first nine months of fiscal 2005 with the acquisitions of Relic Entertainment Inc. (“Relic”), located in Canada, and Blue Tongue Entertainment Limited (“Blue Tongue”), located in Australia, and with the formation of a new studio, Concrete Games, located near San Diego, California.  With the addition of these three development studios, our worldwide product development operations now include over 800 people located at our corporate offices and in ten studios.  We also intend to continue working with independent studios for development of our games.

Looking towards our next fiscal year and beyond, we are developing games for the current generation and for the next-generation console and handheld platforms.  We expect to have games available at or near the launch of all the new platforms.  We are dedicating significant internal development resources to next-generation development and we expect to release products commensurate with the growth in the installed base of the hardware.

Our business strategy also includes investments in emerging applications, such as wireless gaming.  Our wholly-owned subsidiary, THQ Wireless Inc., develops officially-licensed mobile content based upon a broad portfolio of content, including leading brands such as Star Wars, Nickelodeon, Midway arcade games, Hello Kitty, Bratz, MotoGP, World Wrestling Entertainment (“WWE”), and the NBA, NFL, NHL, and MLB (including each league’s respective players’ associations).  THQ Wireless distributes content in every major worldwide market.  In April 2004, THQ Wireless acquired a controlling interest in Minick Holding AG (“Minick”), a European-based mobile applications and billing expert.  This acquisition gives THQ Wireless one of the largest direct-to-consumer billing and distribution network solutions in the world, building on its strength as a turnkey solution for consumers, carriers and handset manufacturers.  Through Minick USA, a U.S. company owned 50% by THQ Wireless and 50% by Minick, THQ Wireless has the ability to offer mobile applications such as Short Message Service (“SMS”) voting and information services in the United States.

Critical Accounting Policies

The Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The policies discussed below are considered by management to be both critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Allowances for price protection, returns and doubtful accounts.  We derive revenue from sales of packaged software for video game systems and personal computers and sales of software and services for wireless devices.  Product revenue is recognized net of allowances for price protection and returns and various customer discounts.  We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell through in the retail channel, and (3) our remaining inventory on hand.  We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

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

Licenses.  Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  See – “Long-Lived Assets” below.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter.  As of December 31, 2004, the net carrying value of our licenses was $90.1 million.  If we were required to write off licenses, due to changes in market condition or product quality, our results of operations could be materially adversely affected.  In the three months ended December 31, 2004, we wrote off $4.0 million related to a license for which we no longer plan to develop games.

Software Development.  We utilize both independent software developers and internal development teams to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, capitalization of expenses may occur early in the development cycle.  We evaluate technological feasibility on a title-by-title basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.  We capitalize the milestone payments made to independent software developers and the direct payroll and facilities costs for our internal development teams.

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization.  See – “Long-Lived Assets” below.  If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter.  As of December 31, 2004, the net carrying value of our software development was $58.1 million.  If we were required to write off software development, due to changes in market condition or product quality, our results of operations could be materially adversely affected.

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

Judgments and assumptions about future values are complex and often subjective.  They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business, and significant underperformance relative to expected historical or projected future operating results.  Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.  More conservative assumptions of the anticipated future cash flows from these assets would result in lower fair values which could result in impairment charges, which would in turn decrease net income and result in lower asset values on our balance sheets.  Conversely, less conservative assumptions would result in higher fair values which could result in lower impairment charges and higher net income.

We also make judgments about the remaining useful lives of long-lived assets.  When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives.

Income taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves: (1) projecting our mix of income between domestic and international operations, (2) estimating our current tax exposures in each jurisdiction including the impact, if any, of changes or interpretations to applicable tax laws and regulations, (3) estimating additional taxes resulting from tax examinations and (4) making judgments regarding the recoverability of deferred tax assets.  To the extent recovery of deferred tax assets is not likely based on our estimates of future taxable income in each jurisdiction, a valuation allowance is established.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our estimate for the potential outcome for any uncertain tax issue, including our recent claim for research and development tax credits, requires judgment. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

As a result of the items discussed above, our actual effective income tax rates can differ from the projected effective income tax rates used when preparing our consolidated financial statements.

Results of Operations

Comparison of the Three and Nine Months Ended December 31, 2004 and 2003

We principally derive revenue from sales of packaged interactive software games designed for play on videogame consoles, handheld devices, and personal computers.  We also derive revenue by providing content for wireless devices, typically through downloads by mobile phone users.

Our net income for the three months ended December 31, 2004 was $62.9 million or $1.58 per diluted share, on net sales of $400.3 million, as compared to net income of $30.4 million or $0.78 per diluted share for the three months ended December 31, 2003, on net sales of $293.1 million.

Our net income for the nine months ended December 31, 2004 was $52.7 million or $1.32 per diluted share, on net sales of $584.8 million, as compared to net income of $30.4 million or $0.78 per diluted share for the nine months ended December 31, 2003, based on net sales of $517.7 million.

Net income for the three and nine months ended December 31, 2004 was positively affected by $7.8 million or $0.20 per diluted share from the recognition of research and development credits claimed for prior years.  Net income for the three and nine months ended December 31, 2003 was positively affected by a $4.0 million settlement of a dispute with our directors’ and officers’ insurance carrier.

Net Sales by Platform

The following tables set forth our net sales by platform and net sales by platform as a percentage of sales for the three and nine months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,				Increase/	%
Platform	2004		2003		(Decrease)	Change
Consoles
Sony PlayStation 2	$170,710	42.6%	$138,415	47.3%	$32,295	23.3%
Microsoft Xbox	26,305	6.6	18,257	6.2	8,048	44.1%
Nintendo GameCube	44,264	11.1	29,192	10.0	15,072	51.6%
Sony PlayStation	2,215	0.6	5,219	1.8	(3,004)	(57.6)%
	243,494	60.9	191,083	65.3	52,411	27.4%
Handheld
Nintendo Game Boy Advance	109,033	27.2	71,595	24.4	37,438	52.3%
Nintendo Dual Screen	2,273	0.6	—	—	2,273	100.0%
	111,306	27.8	71,595	24.4	39,711	55.5%

PC	36,809	9.2	27,953	9.5	8,856	31.7%
Wireless	7,719	1.9	2,047	0.7	5,672	277.1%
Other	987	0.2	421	0.1	566	134.4%
Net Sales	$400,315	100.0%	$293,099	100.0%	$107,216	36.6%

	Nine Months Ended December 31,				Increase/	%
Platform	2004		2003		(Decrease)	Change
Consoles
Sony PlayStation 2	$210,919	36.0%	$199,323	38.5%	$11,596	5.8%
Microsoft Xbox	56,178	9.6	59,137	11.4	(2,959)	(5.0)%
Nintendo GameCube	65,245	11.2	49,311	9.5	15,934	32.3%
Sony PlayStation	5,171	0.9	12,266	2.4	(7,095)	(57.8)%
	337,513	57.7	320,037	61.8	17,476	5.5%
Handheld
Nintendo Game Boy Advance	155,397	26.6	129,795	25.1	25,602	19.7%
Nintendo Dual Screen	2,273	0.4	—	—	2,273	100.0%
	157,670	27.0	129,795	25.1	27,875	21.5%

PC	69,709	11.9	60,062	11.6	9,647	16.1%
Wireless	17,235	2.9	4,994	1.0	12,241	245.1%
Other	2,678	0.5	2,823	0.5	(145)	(5.1)%
Net Sales	$584,805	100.0%	$517,711	100.0%	$67,094	13.0%

Our net sales growth in three and nine months ended December 31, 2004, as compared to corresponding periods in the prior year, benefited from the growth in the installed base for current generation console and handheld platforms, which increased demand for our games. Additionally, we released titles for two of our key licensed properties, Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie, in conjunction with successful holiday movies. These factors contributed to Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! vs. Raw all having significant net sales growth versus comparable titles released in the prior year.  Our nine month sales growth also included strong results from our new original properties, Full Spectrum Warrior on Xbox and PC, and Warhammer 40,000: Dawn of War on PC.

For the nine months ended December 31, 2004, Disney/Pixar’s The Incredibles and WWE SmackDown! vs. Raw each generated more than 10% of our net sales.  For the three months ended December 31, 2004, in addition to those titles, The SpongeBob SquarePants Movie game generated more than 10% of our net sales.  For the three and nine months ended December 31, 2003, Disney/Pixar’s Finding Nemo and WWE SmackDown!™ Here Comes the Pain™ each generated more than 10% of our net sales.

Consoles

Net sales for console platforms increased 27.4% and 5.5% in the three and nine months ended December 31, 2004, respectively, compared to the same periods in the prior year.  Net sales in the three months ended December 31, 2004 increased from $191.1 in 2003 to $243.5 million in 2004, and net sales in the nine months ended December 31, 2004 increased from $320.0 in 2003 to $337.5 million in 2004.  During the three and nine months ended December 31, 2004, we released 15 and 23 console titles, respectively, compared to 16 and 39 new releases, respectively, in the three and nine months ended December 31, 2003.

Sony PlayStation 2 Net Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$170,710	42.6%	$138,415	47.3%	23.3%
Nine Months Ended	$210,919	36.0%	$199,323	38.5%	5.8%

Net sales of video games for PlayStation 2 increased by $32.3 million and $11.6 million for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in 2003 primarily due to strong sales of Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! vs. Raw in the current periods as well as strong catalog sales of Disney/Pixar’s Finding Nemo and MX Unleashed™.  Catalog sales are sales of titles released in prior fiscal years.  In the three months ended December 31, 2004, we released seven new games, including the above-mentioned titles; brand titles such as Tak 2 the Staff of Dreams and Nicktoons: Movin; and The Polar Express, based on the popular holiday film.  In the three and nine months ended December 31, 2003, sales were driven by WWE SmackDown! Here Comes the Pain, SpongeBob SquarePants™: Battle for Bikini Bottom and Disney/Pixar’s Finding Nemo.

We expect sales on PlayStation 2 to grow in the remainder of fiscal 2005 as we released The Punisher in January 2005 and expect to release Constantine, Full Spectrum Warrior and MX vs. ATV Unleashed™ in the last two months of fiscal 2005.

Microsoft Xbox Net Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$26,305	6.6%	$18,257	6.2%	44.1%
Nine Months Ended	$56,178	9.6%	$59,137	11.4%	5.0%

Net sales of video games for Xbox increased by $8.0 million in the three months ended December 31, 2004 compared to the same period in 2003.  Net sales in the three month period were driven by Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie while sales in the three month period ended December 31, 2003 were driven by sales of SpongeBob SquarePants: Battle for Bikini Bottom.  In addition to the above titles, net sales in the nine months ended December 31, 2004 included strong sales of Full Spectrum Warrior.  However, net sales for the nine months ended December 31, 2004 decreased by $3.0 million compared to the same period in 2003 due to a decrease in the number of titles released.   In the nine month period ended December 31, 2003 we released 14 titles, as compared to five in the 2004 period.  Sales in the 2003 period were primarily driven by Disney/Pixar’s Finding Nemo, Moto GP 2, Red Faction 2, SpongeBob SquarePants: Battle for Bikini Bottom and WWE™ Raw® 2.

We expect sales on Xbox to grow in the remainder of fiscal 2005 as we released The Punisher™ in January 2005 and expect to release Constantine, MX vs. ATV Unleashed and WWE™ Wrestlemania® XXI in the last two months of fiscal 2005.

Nintendo GameCube Net Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$44,264	11.1%	$29,192	10.0%	51.6%
Nine Months Ended	$65,245	11.2%	$49,311	9.5%	32.3%

Net sales of video games for GameCube increased by $15.1 million and $15.9 million for the three and nine months ended December 31, 2004 respectively, as compared to the same periods in 2003 primarily due to strong sales of Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie in the current periods.  Sales in the three months ended December 31, 2003 were driven by SpongeBob SquarePants: Battle for Bikini Bottom and Tak and the Power of Juju and continued strong sales of Disney/ Pixar’s Finding Nemo which was released in the three months ended June 30, 2003.  Sales in the nine months ended December 31, 2004 also included strong catalog sales, in particular Disney/Pixar’s Finding Nemo and SpongeBob SquarePants: Battle for Bikini Bottom.

We do not plan to release any new titles for GameCube in the fourth quarter of fiscal 2005.

Handheld Platforms

Nintendo Game Boy Advance Net Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$109,033	27.2%	$71,595	24.4%	52.3%
Nine Months Ended	$155,397	26.6%	$129,795	25.1%	19.7%

Net sales of video games for Game Boy Advance increased by $37.4 million and $25.6 million for the three and nine months ended December 31, 2004, respectively, compared to the same periods in 2003 primarily due to strong sales of Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie released in the current periods as well as strong catalog sales, in particular Disney/Pixar’s Finding Nemo and Scooby-Doo! Monsters Unleashed.  Sales in the three months ended December 31, 2003 were driven by Disney/Pixar’s Finding Nemo, Sonic Advance 2, SpongeBob SquarePants: Battle for Bikini Bottom, and Tak and the Power of Juju.  In the nine months ended December 31, 2004, key titles also included Finding Nemo: The Continuing Adventures and Sonic Advance 3 while sales in the nine months ended December 31, 2003 included Banjo Kazooie.

Nintendo Dual Screen.  Nintendo recently released a new handheld platform, the Nintendo DS portable game system (“Nintendo DS”).  We released Ping Pals for the Nintendo DS in December 2004 and net sales were $2.3 million in the three months ended December 31, 2004.  As the installed base of Nintendo DS hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on Disney/Pixar’s The Incredibles, Scooby-Doo!, SpongeBob SquarePants and Tak.  We currently expect to release nine titles for the Nintendo DS in fiscal 2006.

Sony PlayStation Portable.  We expect to release five titles in fiscal 2006 for the Sony PlayStation® Portable (“PSP”), a handheld platform which Sony has released in Japan and has announced that it plans to launch in the United States in March 2005 and in Europe later in the spring of 2005. As the installed base of Sony PSP hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on Disney/Pixar’s The Incredibles and SpongeBob SquarePants as well as titles based on our WWE and MX brands.

PC Net Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$36,809	9.2%	$27,953	9.5%	31.7%
Nine Months Ended	$69,709	11.9%	$60,062	11.6%	16.1%

Net sales of PC increased by $8.9 million and $9.6 million for the three and nine months ended December 31, 2004, respectively, compared to the same periods in 2003, primarily due to the strong sales of Disney/Pixar’s The Incredibles and Warhammer 40,000: Dawn of War.  Disney/Pixar’s Finding Nemo and international sales of Broken Sword 3 were key contributors to net sales in the 2003 periods.  We released 44 PC titles published by our ValuSoft division, including World Poker Championship, and 11 other PC titles during the nine months ended December 31, 2004, and we released 38 PC titles published from our ValuSoft division and 13 other PC titles in the nine months ended December 31, 2003.

Wireless Net Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$7,719	1.9%	$2,047	0.7%	277.1%
Nine Months Ended	$17,235	2.9%	$4,994	1.0%	245.1%

Wireless revenues consist of sales of wireless games, ringtones and wallpapers. Through our controlling interest in Minick, we also derive wireless revenue by providing SMS voting, information and alert services and wireless marketing campaigns.  Wireless net sales increased from $2.0 million and $5.0 million in the three and nine months ended December 31, 2003, respectively, to $7.7 million and $17.2 million in the three and nine months ended December 31, 2004, respectively.  The increase in wireless net sales is due to our increased product offerings, expanded billing relationship with carriers, and our acquisition of the controlling interest in Minick.  We expect wireless net sales to continue to increase as we continue to expand our product offerings and global distribution of our content.

Net Sales by Territory

Geographically, our net sales for the three and nine months ended December 31, 2004 and 2003, are presented below (in thousands):

	Three Months Ended December 31,		Increase/
Net Sales	2004	2003	(Decrease)	% Change
North America	$252,094	$204,304	$47,790	23.4%
International	148,221	88,795	59,426	67.0%
Net Sales	$400,315	$293,099	$107,216	36.6%

	Nine Months Ended December 31,		Increase/
Net Sales	2004	2003	(Decrease)	% Change
North America	$368,441	$370,832	$(2,391)	(0.64)%
International	216,364	146,879	69,485	47.3%
Net Sales	$584,805	$517,711	$67,094	13.0%

North America

For the three months ended December 31, 2004, net sales in North America increased by $47.8 million, or 23%, as compared to the three months ended December 31, 2003.    The net sales increase was primarily due to sales of three titles: Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! vs. Raw, as compared to sales of two key titles in the 2003 period: of WWE SmackDown! Here Comes the Pain and SpongeBob SquarePants: Battle for Bikini Bottom.  North America net sales consisted of 63% of total net sales in the 2004 period as compared to 70% in the 2003 period.

For the nine months ended December 31, 2004, net sales in North America decreased slightly as compared to the nine months ended December 31, 2004.    In the nine months ended December 31, 2003 we released more titles than in the same period in the current year.  Titles such as Big Mutha Truckers, Splashdown Rides Gone Wild and Sphinx and The Cursed Mummy were released in 2003 and made up a significant portion of our North American net sales in the 2003 periods but did not have comparable releases in the 2004 periods.  In addition, Disney/Pixar’s Finding Nemo was released in May 2003 and sold for eight months in 2003 compared to a November launch of Disney/Pixar’s The Incredibles in 2004.  North America net sales consisted of 63% of total net sales in the 2004 period as compared to 72% in the 2003 period.

We expect sales in North America to consist of approximately the same percentage of overall net sales in the fourth quarter of fiscal 2005.

International

International net sales increased by $59.4 million and $69.5 million for the three and nine months ended December 31, 2004, respectively, compared to the same periods in 2003 primarily due to sales of Disney/Pixar’s The Incredibles and WWE SmackDown! vs. Raw which exceed sales of the top titles in the previous year periods: Disney/Pixar’s Finding Nemo and WWE SmackDown! Here Comes the Pain. Additionally, our net sales growth internationally in three and nine months ended December 31, 2004 as compared to corresponding periods in the prior year benefited from the growth in the installed base for current generation console and handheld platforms, which increased demand for our video games and strong sales of Full Spectrum Warrior and Warhammer 40,000: Dawn of War.

In addition to sales of our products, the strengthening of foreign exchange rates, primarily the British Pound and the Euro, increased reported international sales by $11.1 million and $16.9 million in the three and nine months ended December 31, 2004, respectively.

For the three and nine months ended December 31, 2004, international net sales grew to 37% of our total net sales up from 30% and 28%, respectively, in the same periods last year.

We continue to focus on expanding sales internationally in fiscal 2005, as compared to fiscal 2004, as we expand our product portfolio and direct distribution in the international markets.

Costs and Expenses, Net Interest Income, Other Income, Income Taxes and Minority Interest

The following table sets forth information about our costs and expenses, net interest income, other income, income taxes, and minority interest for the periods indicated as a percentage of total net sales:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended December 31,		Nine months Ended December 31,
	2004	2003	2004	2003
Costs and expenses:
Cost of sales	31.5%	33.6%	32.6%	35.1%
License amortization and royalties	13.6	11.6	12.1	11.4
Software development amortization	11.9	15.9	13.4	17.2
Product development	6.0	3.2	8.5	5.3
Selling and marketing	12.0	11.9	14.8	14.4
Payment to venture partner	1.8	2.1	1.6	1.7
General and administrative	3.2	5.7	6.4	6.8
Total costs and expenses	80.0	84.0	89.4	91.9
Income from operations	20.0	16.0	10.6	8.1
Interest income, net	0.3	0.2	0.5	0.3
Other income	0.0	0.0	0.0	0.8
Income before income taxes and minority interest	20.3	16.2	11.1	9.2
Income taxes	4.6	5.8	2.1	3.3
Net income before minority interest	15.7	10.4	9.0	5.9
Minority interest	0.0	0.0	(0.0)	0.0
Net income (loss)	15.7%	10.4%	9.0%	5.9%

Cost of Sales (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$126,270	31.5%	$98,347	33.6%	(2.1)%
Nine Months Ended	$190,916	32.6%	$181,589	35.1%	(2.5)%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts.  Cost of sales as a percentage of net sales decreased for the three and nine months ended December 31, 2004 as compared to the same periods of 2003, primarily due to slightly higher average selling prices for new releases and lower manufacturing costs for Nintendo Game Boy Advance and Nintendo GameCube products compared to the manufacturing costs for these products in the same periods in 2003.

License Amortization and Royalties (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$54,507	13.6%	$34,012	11.6%	2.0%
Nine Months Ended	$70,511	12.1%	$58,815	11.4%	0.7%

License amortization and royalties consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license.  For the three and nine months ended December 31, 2004, license amortization and royalties as a percentage of net sales increased as compared to the same periods of 2003, primarily because of a higher mix of our net sales coming from licensed products from the sales of our three top selling titles in the 2004 periods – Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! vs. Raw – all licensed products.  The expense is also higher in the three months ended December 31, 2004 due to the $4.0 million write-off of a license for which no new future product sales are planned.

Software Development Amortization (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$47,740	11.9%	$46,595	15.9%	(4.0)%
Nine Months Ended	$78,492	13.4%	$88,866	17.2%	(3.8)%

Software development amortization consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs.  Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  For the three and nine months ended December 31, 2004, software development amortization decreased as a percentage of net sales by 4.0% and 3.8%, respectively, as compared to the same periods in 2003.  This decrease is primarily due to our strategy of bringing the development of our core franchises, such as Disney/Pixar’s The Incredibles, in-house as compared to Disney/Pixar’s Finding Nemo, which was externally developed.  Additionally, in the prior year we had higher development costs associated with creating Sphinx and the Cursed Mummy.  We did not develop a title for that brand in the current year.

Product Development  (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$24,207	6.0%	$9,277	3.2%	2.8%
Nine Months Ended	$49,537	8.5%	$27,436	5.3%	3.2%

Product development primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  For the three and nine months ended December 31, 2004, product development expenses increased by $14.9 million and $22.1 million, respectively, from the same periods ended December 31, 2003.  These increases are primarily due to the following factors: (1) a significant increase in internal development headcount to approximately 800 from 400 compared to the prior-year quarter due in part to the acquisitions of Relic and Blue Tongue and the formation of Concrete Games, (2) increased spending on development for games for next-generation platforms and (3) increased spending on product development for our wireless content as we continue to expand our wireless product offering.

Selling and Marketing (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$48,010	12.0%	$35,014	11.9%	0.1%
Nine Months Ended	$86,260	14.8%	$74,638	14.4%	0.4%

Selling and marketing consists of personnel-related costs and advertising, marketing and promotional expenses.  For the three and nine months ended December 31, 2004, selling and marketing expenses remained relatively flat as a percentage of net sales as compared to the same periods last year.  Selling and marketing expenses increased in absolute dollars by $12.9 million and $11.6 million for the three and nine months ended December 31, 2004, respectively, compared to the same periods last year.  This increase was primarily due to promotional efforts to support the new releases of mass-market titles Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie and WWE SmackDown! vs. Raw, as well as other holiday releases.

Payment to venture partner (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$7,050	1.8%	$6,257	2.1%	(0.3)%
Nine Months Ended	$9,087	1.6%	$8,817	1.7%	(0.1)%

The payment made to venture partner is related to the joint license agreement that THQ and Jakks Pacific, Inc. have with the WWE to develop, manufacture, distribute, market and sell WWE video games.  Payment to venture partner increased slightly in absolute dollars and decreased as a percentage of net sales for the three and nine months ended December 31, 2004 compared to the same periods in 2003.  The slight decreases are in direct relation to the decreases in WWE-related sales as a percentage of our total net sales for the three and nine months ended December 31, 2004 as compared to the same periods last year.  In the quarter ended December 31, 2003, we launched two WWE titles, compared to only one title in the quarter ended December 31, 2004.  We plan to launch WWE Wrestlemania XXI for Microsoft Xbox in March 2005 in conjunction with the WWE WrestleMania event to be held on April 3, 2005.  In fiscal 2004, our Xbox title for WWE was released in the three months ended September 30, 2003.

General and Administrative (in thousands)

	December 31, 2004	% of net sales	December 31, 2003	% of net sales	% change
Three Months Ended	$12,298	3.2%	$16,592	5.7%	(2.5)%
Nine Months Ended	$37,807	6.4%	$35,634	6.8%	(0.4)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation, allowances for bad debts, foreign exchange transaction gains and losses, and facilities.  For the three and nine months ended December 31, 2004, general and administrative expenses decreased by $4.3 million and increased by $2.2 million, respectively, in absolute dollars, as compared to the same periods in 2003.  The prior year periods included a charge of $7 million for doubtful accounts related to Kay Bee Toys’ bankruptcy filing.  Excluding this $7 million expense, general and administrative expenses increased by $2.7 million and $9.2 million for the three and nine months ended December 31, 2004, respectively.

The increase is primarily attributable to growth in our international and wireless operations, as well as Sarbanes-Oxley compliance and professional fees.

Other Income

Other income for the nine months ended December 31, 2003 consists of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.

Income Taxes

The effective income tax rate was 22.3% and 18.7% for the three and nine months ended December 31, 2004, respectively, compared to 36% for the same periods last year.  The current year effective tax rate benefited from the following three factors: (1) the recognition of $7.8 million of research and development tax credits claimed for prior years, (2) our estimate of current year research and development tax credits and (3) a greater proportion of our profits in the current periods being generated by our international operations.  Excluding the one-time benefit of $7.8 million, our effective tax rate for fiscal 2005 is expected to be 31.0%.  For a discussion of how we estimate our effective tax rate see “Income Taxes” in the Critical Accounting Policies above.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick which are not owned by THQ Wireless.  In April 2004, we purchased an additional 25% of the outstanding common stock of Minick, bringing us to a 50% ownership interest and control of the Board of Directors.  As a result of this transaction, we began consolidating the balance sheet, statement of operations and cash flows of Minick.  Minority interest included in our Consolidated Statement of Operations was $74,000 and $169,000 for the three and nine months ended December 31, 2004, respectively, and zero in the same periods in 2003.

Liquidity and Capital Resources

Our total assets as of December 31, 2004 were $767.8 million, as compared to $527.2 million as of March 31, 2004.  Of the total assets at December 31, 2004, $536.2 million, or 69.8%, were current assets, with $201.9 million, or 26.3% of this amount, in cash, cash equivalents and short-term investments.  Of the total assets at March 31, 2004, $397.1 million, or 75.3%, were current assets, with $253.0 million, or 48% of this amount, in cash, cash equivalents and short-term investments.

Our principal source of cash is from sales of our packaged software for video game consoles, handheld game platforms, and personal computers.  We also derive cash by providing content for wireless devices, typically through downloads by cellular users.  Our principal uses of cash are product purchases of discs and cartridges along with associated manufacturer’s royalties; payments to external developers and licensors; the costs of internal software development; and selling and marketing expenses.  At December 31, 2004, our total current liabilities were $174.3 million, which consisted primarily of $57.9 million of accrued royalties, $50.7 million of accrued liabilities, $45.0 million of accounts payable and $13.0 million of income taxes payable.  Total current liabilities were $87.4 million at March 31, 2004.

Changes in Cash Flow

(In thousands)	December 31, 2004	December 31, 2003	Change

Cash used in operating activities	$(45,579)	$(10,322)	$(35,257)
Cash used in investing activities	(27,521)	(1,526)	(25,995)
Cash provided by (used in) financing activities	14,074	(5,648)	19,722
Effect of exchange rate changes on cash	(625)	655	(1,280)
Net decrease in cash and cash equivalents	$(59,651)	$(16,841)	$(42,810)

During the nine months ended December 31, 2004, we used $45.6 million of cash in operating activities, compared to $10.3 million used in operating activities for the nine months ended December 31, 2003.  Cash used in operations during the current fiscal year includes our investment spending in our wireless business and in product development for next-generation products.  Cash flow in operating activities is affected by the timing in the collection of our sales and in payments made for accrued licenses and royalties.  Our cash has increased in January 2005 as we have collected accounts receivable from the significant product sales in the three months ended December 31, 2004.

Cash used in investing activities for the nine months ended December 31, 2004 increased by $26.0 million from the same period in 2003.  This increase was primarily due to our acquisitions of Relic and Blue Tongue and our additional investment in Minick.

Cash provided by financing activities increased by $19.7 million for the nine months ended December 31, 2004 as compared to the same period in 2003, primarily due to the exercise of stock options.

Other Current Assets

Current assets, excluding cash, cash equivalents and short-term investments, increased to $334.2 million at December 31, 2004 from $144.0 million at March 31, 2004.  This increase was primarily due to increases in accounts receivable of $159.4 million, and prepaid expenses and other current assets of $18.4 million.  The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our titles on new platforms and new versions of our titles on existing platforms, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, the impact of competition, the economic conditions in the domestic and international markets, seasonality in operating results, risks of product returns, and other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004.

Guarantees and Commitments

In the normal course of business, we enter into contractual agreements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2004 are approximately $252.5 million.

In addition, we have advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.  We estimate that our minimum commitment for advertising for the remainder of fiscal 2005 will be $15.1 million.  We also have a commitment to pay an additional $4.0 million over the next two fiscal years for the purchase of Relic.  As of December 31, 2004, we have various operating lease commitments of $58.5 million which expire at various times through 2015.  We also had approximately $3.1 in obligations under our credit facility with respect to outstanding letters of credit and no outstanding borrowings.  A summary of minimum contractual obligations and commercial commitments as of December 31, 2004 (in thousands), is included in the table below:

Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising	Leases	Letters of Credit	Other	Total
Remainder of 2005	$20,584	$15,063	$1,561	$3,071	$—	$40,279
2006	64,045	14,556	6,314	—	2,000	86,915
2007	53,361	2,851	7,115	—	2,000	65,327
2008	43,550	2,433	6,935	—	—	52,918
2009	37,000	2,314	6,580	—	—	45,894
Thereafter	34,000	1,735	30,020	—	—	65,755
	$252,540	$38,952	$58,525	$3,071	$4,000	$357,088

(1) License/software development commitments include $77.1 million of commitments to licensors that have been included in our consolidated balance sheet as of December 31, 2004 because the licensor does not have any significant performance obligations to us.  These commitments are included in both current and long-term licenses and accrued royalties.

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

Credit Facility.  On November 29, 2004, we amended our revolving credit agreement to (i) extend the term of the credit agreement through November 29, 2006; and (ii) increase the maximum monthly facility amount to $40 million for each August, September and October, and reduce the maximum monthly facility amount to $12 million for every other month.  Additionally, pursuant to the amendment, the credit facility is now unsecured and accordingly the bank terminated their lien over our assets on January 4, 2005.  The credit agreement contains customary financial and non-financial covenants that require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions.  As of December 31, 2004, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $3.1 million.

Director Indemnity Agreements.  We have entered into indemnification agreements with the members of our Board of Directors to provide a contractual right of indemnification to our Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the Directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the Directors are sued as a result of their service as members of our Board of Directors.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to Directors in the event of an indemnification request.

Patent Infringement litigation.  On August 30, 2004, THQ was served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas.  The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include THQ, Electronic Arts Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., Atari, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Temco, Inc., Lucasarts Entertainment Co., and Namco Hometek, Inc.  THQ has entered into a joint defense agreement with several of the other Defendants and intends to vigorously defend the claims against us.  Since the litigation is still in an early stage, we cannot predict the likely outcome of this dispute.

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

Recently Issued Accounting Pronouncements

See Note 19, “Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements, herein.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of floating rate corporate notes and municipal securities.  The value of these investments may fluctuate with changes in interest rates.  However, we believe this risk is immaterial due to the short-term nature of the investments.  We also have interest rate risk related to our credit facility, which is based on variable interest rates.  At December 31, 2004, we had outstanding letters of credit of approximately $3.1 million under our credit facility.

Foreign Currency Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound and the Euro, which may result in a gain or loss of earnings to us.  The volatility of the British Pound and the Euro (and all other applicable currencies) is monitored frequently throughout the year.  We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the United States dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within general and administrative expense within the consolidated statements of operations.

We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in general and administrative expense in the consolidated statements of operations. These gains and losses are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities. As of December 31, 2004, we had foreign exchange forward contracts of $25.6 million, all with maturities of less than one month, consisting primarily of Euros and Canadian Dollars. The counterparties to these forward contracts are creditworthy multinational commercial and investment banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures. Management, with the assistance of internal audit, conducted an evaluation, as of December 31, 2004, of the effectiveness and design of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of such date.

Changes in internal controls. During our last fiscal quarter, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, following the enactment of the Sarbanes-Oxley Act and related SEC regulations, we have enhanced and continue to enhance our internal controls and disclosure systems.

PART II – OTHER INFORMATION

Item 1.                                   Legal Proceedings

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of the pending litigation, other than potentially the litigation previously disclosed in our filings with the Securities and Exchange Commission, will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended December 31, 2004.

Limitations upon Payment of Dividends

The Amended and Restated Revolving Credit Agreement dated September 27, 2002, as amended, restricts payment of cash dividends to shareholders of the Company.

Item 3.                                   Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.                                   Other Information

Stock Option Exchange Program

On June 21, 2004, we granted 758,836 replacement options to employees pursuant to the Option Exchange Program (the “Program”) adopted at the annual meeting of our stockholders held on August 12, 2003.  Under the Program, eligible employees, excluding all of our executive officers and directors, were offered a one-time opportunity to exchange certain “out-of-the-money” stock options for options to purchase a lesser number of shares of common stock at a new exercise price per share.  The replacement options have an exercise price of $21.73, which was the closing price of a share of THQ common stock on the Nasdaq Stock Market on June 21, 2004.  Pursuant to the Program, the options were fully vested on December 21, 2004, as long as the optionholder was an employee of the Company on such date.

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

10.1

Term Extension to Xbox Publisher License Agreement, dated October 13, 2004, between THQ Inc. and Microsoft Licensing, GP (incorporated by reference to Exhibit 10.1 to the Registrant's 8-K filed on October 18, 2004).

10.2	*

PlayStation Portable Licensed Publisher Agreement, dated as of November 17, 2004, between Sony Computer Entertainment America Inc. and THQ Inc. (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.3	*

Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 29, 2004, among THQ Inc., Union Bank of California, N.A., a sole lender, and Union Bank of California, N.A., as administrative agent for the Lender. (Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Exchange Act).

10.4	*‡

Form of Indemnification Agreement, dated as of November 30, 2004, between THQ Inc. and each director of Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims.

10.5	‡	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's 8-K filed on December 23, 2004).

10.6	*	Lease agreement dated December 22, 2004 between THQ Inc., as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Title
32.1	*	Certification of Brian J. Farrell, Chief Executive Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

‡Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2005	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.

	By:	/s/ Edward K. Zinser
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer