Form 10-K
period 2005-03-31
THQ INC
filed 2005-06-10
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005

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

Common Stock,  $.01 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑  No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of May 27, 2005 was approximately $1,132,533,000. As of May 27, 2005, 40,767,913 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The 2005 Notice of Annual Meeting of Stockholders and Proxy Statement is incorporated by reference into Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2005

ITEMS IN FORM 10-K

This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “may,” “could,” “project,” “potential,” “plan,” “forecast,” “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Item 7 herein. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

PART I

Item 1. Business

Introduction

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:(1)

•        Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube, and the next-generation consoles Sony PlayStation 3, Microsoft Xbox 360. We intend to develop games for the Nintendo Revolution;

•        Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PSP™ portable entertainment system (“PSP system”), wireless devices; and

•        Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass-market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney/Pixar properties Finding Nemo, The Incredibles, and Cars, which is expected to be released in spring 2006; Nickelodeon properties such as SpongeBob SquarePants™, Fairly OddParents™ and Jimmy Neutron™; World Wrestling Entertainment™; Bratz™; Power Rangers; Warhammer 40,000®: Dawn of War™; Marvel’s The Punisher™; Scooby-Doo!™; and Sonic the Hedgehog™; as well as others. We also have licenses to create wireless products based on Star Wars, the National Football League (“NFL”), the National Hockey League (“NHL”), Major League Baseball (“MLB”) and the

(1)   Nintendo®, Dual Screen, Game Boy® Advance, GameCube® (“GameCube”) and Revolution are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”). “PlayStation” and the “PS” family logo are registered trademarks of Sony Computer Entertainment Inc., and “PSP” is a trademark of Sony Computer Entertainment Inc. (“Sony”). Microsoft, Xbox® (“Xbox”) and Xbox 360™ are trademarks and/or registered trademarks of Microsoft Corporation (“Microsoft”). Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

National Basketball Association (“NBA”), including the players of each league. In addition to licensed properties, we also publish games based upon owned intellectual properties, including Destroy All Humans™, Juiced™, MX, S.T.A.L.K.E.R.: Shadow of Chernobyl, and Tak™ (co-developed with Nickelodeon).

We develop our games using both internal and external resources. We currently have ten internal development studios located in the United States, Australia and Canada. We also contract with leading third-party developers around the world to develop our products for us.

In North America, we market and distribute games directly to leading mass merchandisers, consumer electronic stores, discount warehouses and national retail chain stores. Our offices in the United Kingdom, Australia, France, Germany, Korea and Spain provide a global sales network, delivering products to retail shelves in more than 75 countries throughout the world. We also market and distribute games and other content for wireless devices worldwide through major wireless carriers.

We were originally incorporated in New York in 1989 as Trinity Acquisition Corporation, which changed its name in 1990 to T.HQ, Inc. through a merger with T.HQ, Inc., a California corporation. We were reincorporated in Delaware in 1997. Our principal executive offices are located at 27001 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-5000. Our web site is at http://www.thq.com.(2)

Narrative Description of Business

Our corporate goal is to expand our market share while increasing profitability. Our business strategy and a detailed summary of our business operations are detailed below and should be read in conjunction with our “Risk Factors,” included in Item 7 herein.

Strategy

In order to maximize market share and increase profitability, we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms. We intend to do this by executing on the following strategies:

•        Increase sales and profits from current mass-market franchises

We have worked to grow and diversify our products targeted at the mass-market by securing key content licenses, which will allow us to continue to leverage our family brands with both new products and through the catalog of existing products. In the fiscal year ended March 31, 2005 (referred to as “fiscal 2005”), we extended our relationship with Pixar Animation Studios (“Pixar”) by entering into a new license with Pixar. The new Pixar license grants us the exclusive interactive rights to four upcoming Pixar animated feature films beginning with the first release following Cars, which we are currently developing and is scheduled for release in spring 2006. In fiscal 2005, we also extended our license agreement with Nickelodeon, which grants us the exclusive right to continue publishing games based on all existing and future Nickelodeon animated television and movie properties targeting kids ages 6-14 across all viable game systems through 2010.

In order to increase sales and profits from current brands, our goal is to continue building high quality products, market them aggressively and shift more development to our internal development studios. In fiscal 2005, our key Disney/Pixar and Nickelodeon titles were developed by our internal studios.

(2)          THQ, THQ Wireless and their respective logos are trademarks and/or registered trademarks of THQ Inc.

In the fiscal year ending March 31, 2006 (“fiscal 2006”) and beyond, we plan to ship mass-market titles for the current generation of console platforms, the PSP system and to continue to develop for the Nintendo Dual Screen (“DS”). We expect to release a total of 14 SKUs for the DS and PSP in fiscal 2006. A SKU is a version of a title designed for play on a particular platform.

•        Expand market share of the core gamer segment

We believe that we can grow overall market share in our industry by expanding our core gamer market share. We have worked to create and acquire our own brands and content and to secure content licenses for original intellectual properties. In fiscal 2005, we acquired the exclusive worldwide intellectual property rights to the Juiced franchise, a street racing property, and plan to release Juiced in the first quarter of fiscal 2006. Additionally, we released new products targeted at the core gamer based upon both original and licensed intellectual properties including Full Spectrum Warrior™, MX v. ATV Unleashed™, The Punisher, and Warhammer 40,000: Dawn of War™. Upcoming titles in this category include Company of Heroes™, Destroy All Humans!, The Outfit™, Saint’s Row™ and S.T.A.L.K.E.R.: Shadow of Chernobyl, as well as a sequel to Full Spectrum Warrior and an expansion pack to Warhammer 40,000: Dawn of War.

•        Increase internal development capabilities and technology base

We believe it is important for us to expand our internal development capabilities and to increase ownership of technology and intellectual property. During fiscal 2005, we continued to enhance our internal product development capabilities with the acquisitions of Relic Entertainment (“Relic”), located in Canada, Blue Tongue Entertainment Limited (“Blue Tongue”), located in Australia, and with the formation of a new studio, Concrete Games, located near San Diego, California. With the addition of these studios and expansion in our existing studios, our worldwide product development operations now include over 900 people located at our corporate offices and in 10 studios. Releases in fiscal 2005 that were developed by our studios included The Incredibles, MX v. ATV Unleashed, Polar Express, The Punisher, The SpongeBob Square Pants™ Movie, and Warhammer 40,000: Dawn of War.

We are dedicating significant internal development resources to developing software for next-generation platforms and we expect to release games through the growth of the installed base of the hardware. We plan to continue creating owned intellectual properties and developing them internally. Additionally, we are developing proprietary tools and technologies for use across our studio organization. We plan to continue to expand our internal development capabilities by selectively acquiring or establishing development studios and through internal growth of existing studios.

•        Expand international business

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. We distribute our products in more than 75 countries and territories outside of North America. In fiscal 2005, we established an office in Spain and we also operate international offices in the United Kingdom, Australia, France, Germany and Korea. In fiscal 2006, we expect to continue expanding our sales force in Europe by establishing direct sales forces in Austria, Eastern European countries, the Benelux countries, Italy and the Nordic territories. We expect to expand our Asia Pacific sales forces in New Zealand and Japan and are targeting new territories, such as China, for expansion. In addition, we plan to continue developing and acquiring content that sells well internationally (e.g., Disney/Pixar, World Wrestling Entertainment™ and Warhammer 40,000: Dawn of War) and targeting wireless gaming applications to appropriate foreign markets.

•        Become a leading player in wireless interactive entertainment

The mobile phone has evolved from a voice-only device to a personal data and voice communication device that includes technologies that enable multimedia applications, including games. We plan to leverage our mass-market franchises, core gamer titles, wireless sports licenses and other exclusive wireless licenses, such as Star Wars, to become a leading provider of games and other content for wireless devices.

Industry Overview

As a publisher of interactive entertainment software, we consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. We believe that video games have increasingly become a mainstream entertainment choice for both children and a maturing, technologically sophisticated audience. According to the International Development Group, Inc. (“IDG”), an independent consulting and advisory services company which analyzes the consumer electronics and interactive entertainment industries, sales of PC, console and handheld games (excluding wireless games) reached $7.7 billion in North America, and $6.4 billion in Europe in 2004. As we approach the next generation of console systems, we look toward an expanding market for interactive entertainment software. We believe that improved graphics, deeper online functionality and expanded artificial intelligence capabilities of the new platforms will help grow our industry significantly. In addition, the number of worldwide handsets that are enabled for wireless games is projected to grow from 200 million in 2004 to almost 700 million in 2008 according to the Arc Group, an independent advisory services company which analyzes the wireless telecommunications industry. Also, the U.S. wireless gaming market is projected to grow from $345 million in 2004 to almost $1.5 billion in 2008 according to IDC, an independent advisory services company which analyzes the telecommunications industry.

Historically, there have been multiple gaming platforms and vigorous competition between console manufacturers. The first modern platform was introduced by Nintendo in 1985. Advances in technology over the past 20 years have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. For the past several years, Sony has been the clear leader in the console market (with its PlayStation and PlayStation 2 consoles), Microsoft and Nintendo are large and viable competitors, and PCs also continue to be a viable interactive game platform. Also, over the past two years, wireless devices, such as mobile phones, have become a viable gaming platform. Nintendo has been the dominant manufacturer of handheld platforms, most recently with its Game Boy Advance. In fiscal 2005, Nintendo released a new handheld platform, the Nintendo DS, and Sony entered the handheld platform market with its PSP system.

We currently develop and publish products for all major platforms, and this diversification continues to be a cornerstone of our strategy. In fiscal 2005, our product releases were for the Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, PC, Game Boy Advance, Nintendo Dual Screen and wireless devices. In fiscal 2006, we plan to release products on all of these platforms as well as the PSP system and the Xbox 360, the next-generation Xbox videogame system, which Microsoft is expected to launch in the 2005 holiday season. Sony is expected to launch its next-generation platform, the PlayStation 3, in 2006 and Nintendo has recently announced that it will release its next-generation console, Revolution, in 2006. We expect to release games on each new console platform at or near the launch of the platforms.

Products

We develop, market and sell video games and other interactive software and content for home console platforms, handheld platforms and personal computers. In fiscal 2005, we published six titles that shipped more than one million units. The following list identifies games that generated a significant portion of our sales during the fiscal years ended March 31, 2005 and 2004 and the twelve months ended March 31, 2003:

•        In fiscal 2005, Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE™ SmackDown! Vs. Raw™;

•        In fiscal 2004, Disney/Pixar’s Finding Nemo, SpongeBob SquarePants™: Battle for Bikini Bottom™, and WWE SmackDown!, Here comes the Pain™; and

•        In the twelve months ended March 31, 2003, WWE SmackDown! Shut Your Mouth.

ValuSoft, a division of THQ, develops and publishes value-priced interactive entertainment and productivity software for PC. This allows us to sell our products to the casual gaming market. In fiscal 2005, ValuSoft released 67 titles, including World Poker Championship.

All of our games are based on intellectual property that is either wholly-owned by us or licensed from third parties. We develop our games using both internal development resources and external development resources working for us pursuant to contractual agreements. Whether a game is developed internally or externally, upon completion of development we extensively play-test each game, and if required, send the game to the manufacturer for its review and approval. Other than games that we release for PCs or wireless devices, the manufacturers or their authorized vendors manufacture our products for us. We then market and distribute our games for sale throughout the world.

Intellectual Property

Our business process begins with the creation of intellectual property or acquisition of intellectual property rights. Traditionally, most of our titles were based upon licensed properties which have attained a high level of consumer recognition or acceptance. We have relationships with many well-known licensors, including Disney, Pixar, Nickelodeon, World Wrestling Entertainment, Warner Brothers and Marvel.

Our intellectual property licenses usually grant us the exclusive use of the property for specified titles, on specified platforms, within a defined territory and during the license term. All of our licenses are of varying duration and may in some instances be renewable upon payment of certain minimum royalties or the attainment of specified sales levels. We pay royalties to our property licensors that generally range from 3% to 20% of our net sales of the title which includes the licensor’s intellectual property. We typically advance payments against minimum guaranteed royalties over the license term. Royalty rates are generally higher for properties with proven popularity and less perceived risk of commercial failure.

Our original intellectual property is created either by one of our ten development studios or by a third-party developer that we contract with, in which instance, we retain all ownership rights in the intellectual property. If a third-party developer created the intellectual property and develops the game, we obtain a license that is typically exclusive and we try to retain rights to any future products based on the intellectual property.

Platform Licenses

In addition to obtaining licenses to develop intellectual property, our business is dependent upon entering into license agreements with the platform manufacturers which allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform. Our key platform licenses currently include:

•        licenses with Nintendo to develop games for the GameCube, Game Boy Advance and DS;

•        licenses with Sony to develop games for the PlayStation 2 and PlayStation Portable; and

•        licenses with Microsoft to develop games for the Xbox.

Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony for the PlayStation 2, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We currently are licensed to publish and distribute titles on all platforms which are currently sold in the United States and Canada. We are licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox and Game Boy Advance in various additional territories, including Europe, Australia and New Zealand, parts of Asia and Central and South America. We expect to enter into additional platform licenses or extend current licenses as new platforms are launched or our current agreements expire.

The platform licenses are not exclusive and require that each title be approved by the manufacturer prior to development of the software, and once developed, manufactured solely by such manufacturer or a designated vendor of the manufacturer. The licenses establish the fees that we must pay to the manufacturer for each cartridge or disc made. Nintendo charges us a fixed amount for each Game Boy Advance cartridge manufactured. This amount varies based, in part, on the memory capacity of the cartridge. Our Nintendo, Sony and Microsoft console agreements include a charge for every disc manufactured. The amounts charged by the manufacturers for both console discs and handheld cartridges include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging.

In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale, or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties. Conversely, our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters. If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to, in turn, indemnify us. Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

Product Development

We develop our products using both internal and external development resources. We make the decision as to which development resources to use based upon the creative and technical challenges of the product, whether the intellectual property which is being developed into a game is licensed, an original concept that we created, or an original concept created by a third-party developer.

In fiscal 2005, 39% of our revenue was from titles developed by our internal studios. Our internal studio organization consists of ten studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers. We also contract with third-party software developers to develop games. We typically select these third-party developers for their expertise in developing products in a certain category. Each third-party developer is under contract with us to develop specific or multiple titles. For externally developed products, we generally pay either a royalty compensation, which ranges from 4% to 20% of net sales, or we pay a development fee. We typically pay our independent developers installments of the development fee (and, in the case of royalty compensation, advances against future royalty payments) based either on specific development milestones or on agreed-upon payment schedules.

Our product development team manages the development of our games in a way which we believe encourages creativity and innovation while allowing us to implement our methodologies through the development cycle to assure product quality. Our procedure for the selection, development, production and quality assurance of our internally and externally produced interactive entertainment software titles is known as the “Greenlight Process.” The Greenlight Process begins with the concept visualization stage, in which we evaluate and assess the opportunity for a product and determine whether an intellectual property will translate well into a game. Part of the green-light process is the identification of the development resource; whether a title will be developed using internal or external development resources. With respect to licensed properties, our strategy is to develop games based on our long-term key properties, such as those licensed from Disney/Pixar and Nickelodeon, using our internal studios so that we maintain greater control over the development process and obtain a higher operating margin. Original properties are generally developed by either an internal studio or third-party developer which created the intellectual property.

Once we determine where a product will be developed, our internal product development team oversees the internal or external developer in its design, technical assessment and construction of each game. Upon completion of development, each game is extensively play-tested by us to ensure compatibility with the appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. If required, we also send the game to the manufacturer for its review and approval.

The development cycle for a new game depends on the platform and whether it is based on an original or licensed property. Licensed properties generally have a shorter development cycle than an original property since the concepts have already been created. Additionally, when developing an intellectual property into a game which is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture’s release. The development cycle for console platforms, PC games and the PSP system generally ranges from 12 to 24 months, Game Boy Advance ranges from 6 to 9 months, Nintendo DS ranges from 9 to 12 months and wireless games range from 6 to 9 months. These relatively long development cycles require that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release.

To support our products after release, we provide online access to our customers on a 24-hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries, and we use this data to help improve the development and production processes.

Manufacturing

Other than games that we release for sale on PCs or wireless devices, our video games are manufactured for us by the platform manufacturers or their authorized vendors. We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer. We then send the software code and a prototype of the game to the manufacturer, together with related artwork, user instructions, warranty information, brochures and packaging designs, for approval, defect testing, and manufacture.

We are required by our platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Marketing and Sales

Our marketing activities vary depending upon whether a video game title is based upon a licensed or an original property. A licensed property has pre-existing brand popularity and thus often requires less initial effort by us to promote. Our marketing efforts for titles based upon original properties begin well in advance of a title’s release and focus on building positive awareness of our game concepts with consumers and retailers alike. We conduct consumer and retail research which provide us with feedback to position a title prior to its release. Our public relations promotional activities for original titles in fiscal 2005 included coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets. Additionally, we continue to increase our corporate public relations efforts by establishing relationships with leading technology and business reporters.

Our marketing efforts for products released in fiscal 2005 covered a broad range of media including, national television, print, in-theater, radio, Internet advertising and promotional campaigns. Our products shipped in fiscal 2005 that received television support included Fairly OddParents, Full Spectrum Warrior, The Incredibles, MX v. ATV Unleashed, Power Rangers, Scooby-Doo!, The SpongeBob SquarePants Movie, Tak 2: The Staff of Dreams, The Punisher, WWE Day of Reckoning™, and WWE SmackDown! Vs. Raw. Our games were also supported by promotional activities such as trailers, demo discs, over-sized boxes, standees, posters, pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, rebates and contests with national packaged goods companies and fast food restaurants, and co-marketing efforts with the hardware manufacturers. Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3) and select retailer specific trade shows. We also conduct print and cooperative retail advertising campaigns for most titles and prepare a range of promotional sales and marketing materials to increase awareness among retailers.

We strive to create global brand awareness for our products. Consistent with our strategy to build and maintain franchise properties with global appeal, our international marketing efforts include localization of products to conform to consumer preferences and languages in the countries in which each title is distributed. This structure is designed to maximize market performance in all territories.

North American Sales.   In North America, our products are primarily sold directly to mass merchandisers, consumer electronics stores, discount warehouses and national retail chain stores. Our products are also sold to smaller, regional retailers, as well as distributors who, in turn, sell our products to retailers that we do not service directly, such as grocery and drug stores. Our domestic sales activities are led by our national sales team which has representatives in most major markets in the United States. Since our customers do not have written agreements or understandings that commit them to make purchases, our sales team is responsible for negotiating shelf space for new titles and our existing catalog as well as in-store marketing efforts, for every title.

We utilize electronic data interchange with most of our major North American customers in order to (i) efficiently receive, process, and ship customer product orders and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use in North America allows us to better manage inventory, merchandise and communications. We ship most of our products to our domestic customers from warehouses located in Canada, Michigan, Minnesota and Ohio.

The domestic retail prices for our titles currently range between: (i) $15 and $35 for Game Boy Advance; (ii) $20 and $35 for Nintendo Dual Screen; (iii) $20 and $55 for the console platforms; and (iv) $10 and $55 for PC games. The domestic retail price for our wireless games currently range between $4 and $8 for a one time purchase and between $2 and $3 for a monthly subscription.

International Sales.   Our international sales activities operate via our offices in the United Kingdom, Australia, France, Germany, Korea and Spain. International offices market and distribute direct-to-retail customers and through sub-distributors in both their home territories and to 70 additional territories.

Our ten largest customers worldwide include Wal-Mart, Target, Toys “R” Us, Best Buy, GameStop, Electronics Boutique, Game Stores Group Ltd., and other national and regional retailers, discount store chains and specialty retailers. Sales to these customers collectively accounted for approximately 48% of our sales in fiscal 2005. Our largest customer, Wal-Mart, accounted for 14% of our worldwide sales in fiscal 2005.

Revenue Fluctuations and Seasonality.   We have experienced, and will likely continue to experience, significant quarterly fluctuations in net sales and operating results due to a variety of factors. The software market is highly seasonal, with sales typically significantly higher during the quarter ending December 31 (due primarily to the increased demand for interactive games during the year-end holiday buying season). Other factors that cause fluctuations include the timing of our release of new titles, the popularity of both new titles and titles released in prior periods, changes in the mix of titles with varying gross margins, the timing of customer orders, the timing of shipments by the manufacturers, fluctuations in the size and rate of growth of consumer demand for software for various platforms, the timing of the introduction of new platforms, and the accuracy of retailers’ forecasts of consumer demand. Our expenses are partially based on our expectations of future sales and, as a result, operating results would be disproportionately and adversely affected by a decrease in sales or a failure by us to meet our sales expectations. There can be no assurance that we can maintain consistent profitability on a quarterly or annual basis.

Agreement with JAKKS Pacific.   In June 1999, we entered into an operating agreement with JAKKS Pacific, Inc. (“JAKKS”) that governs our relationship with respect to the World Wrestling Entertainment, Inc. (“WWE”) license. This agreement with JAKKS was amended in January 2002. Our relationship with JAKKS was established to develop, manufacture, distribute, market and sell video games pursuant to the license from WWE. The principal terms of this operating agreement are as follows:

•        We are responsible for funding all operations of the venture, including all payments owed to WWE;

•        For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS is entitled to receive a preferred payment based upon specified percentages of the net sales from the WWE-licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts;

•        For periods after June 30, 2006, the amount of the preferred payment will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement; and

•        We are responsible for the day-to-day operations of the venture. We are responsible for development, sales and distribution of the WWE-licensed games, and JAKKS is responsible for the WWE approval process and other relationship matters with WWE.

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

We are currently involved in litigation with the JAKKS and WWE with respect to the license. See “Item 3.—Legal Proceedings—WWE Lawsuit” for more information.

Competition

The video game industry is intensely competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Some of our competitors are very large, diversified corporations. Our business is driven by hit titles, which requires us to invest significantly in production and in marketing. Competition in the video games segment is also based on product quality and features, timing of product releases, brand-name recognition, access to distribution channels, effectiveness of marketing and price.

We compete both for licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. In addition to the manufacturers, our competitors include publishers and developers of interactive entertainment software, such as Activision, Atari, Electronic Arts, LucasArts, Namco, Sega, Take-Two Interactive Software, Ubisoft, and Vivendi Universal Games.

In addition, large media companies are increasing their focus in the interactive entertainment software market and, as a result, stand to become more direct competitors. Disney recently expanded its software game publishing efforts with the acquisition of a developer, as well as the establishment of an internal development studio. Viacom has also announced its intent to expand its efforts in interactive entertainment software publishing.

Employees

As of March 31, 2005, we employed approximately 1,300 people, of whom over 400 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of notes to consolidated financial statements included in Item 8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K. You can view our Code of Business Conduct and Ethics and our Code of Ethics for Executive Officers and Other Senior Financial Officers free of charge on the corporate governance section of our website. If we make any substantive amendments to our Code of Ethics for Executive Officers and Other Senior Financial Officers or if any waivers of such code are granted, we will post them on our web site.

Item 2.  Properties

The following is a listing of the principal leased offices maintained by us as of May 27, 2005:

Property	Location	Square Feet
THQ Corporate Office (1)	Calabasas Hills, California	123,600
ValuSoft	Waconia, Minnesota	5,000
Studios
Blue Tongue Entertainment	Melbourne, Australia	9,600
Concrete Games	San Diego, California	9,400
Cranky Pants Games	Kirkland, Washington	8,300
Heavy Iron Studios	Culver City, California	16,800
Helixe	Burlington, Massachusetts	10,300
Locomotive Games, Inc. (2)	Santa Clara, California	12,400
Rainbow Multimedia Group (3)	Phoenix, Arizona	47,500
Relic Entertainment (4)	Vancouver, Canada	11,500
THQ Australia Studios	Spring Hill, Australia	12,200
Volition, Inc.	Champaign, Illinois	42,400
International Offices
Australia	Melbourne, Australia	9,600
France	Paris, France	4,300
Germany	Krefeld, Germany	14,000
Korea	Seoul, Korea	2,000
Spain	Madrid, Spain	4,300
United Kingdom	Woking, England	10,400

(1)   On December 30, 2004, we entered into a lease for premises consisting of approximately 103,000 square feet of office space located in Agoura Hills, California, which we intend to use as our corporate headquarters. Our current lease expires in October 2005.

(2)   In April 2005, Pacific Coast Power & Light Company changed its name to Locomotive Games, Inc.

(3)   On January 31, 2005, we amended the existing lease for our Rainbow Multimedia Group studio in Phoenix, Arizona to include an additional approximately 19,500 square feet, commencing June 1, 2005.

(4)   On November 19, 2004, we entered into a sublease for premises consisting of approximately 35,000 square feet of office space located in Vancouver, Canada, commencing July 1, 2005, for our Relic Entertainment studio. Upon commencement of this lease, Relic will vacate its current premises.

In addition to the leased facilities listed above, we also lease office space in various countries outside of the U.S. in order to support the international sales, marketing and administrative efforts of our wireless platform. The majority of these leased facilities are occupied by Minick Holdings AG and its subsidiaries, of which we have a 50% ownership interest.

We also own 10,820 square feet of space in Phoenix, Arizona which will be used as a data center and motion capture studio.

Item 3.  Legal Proceedings

WWE Lawsuit.   On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York against JAKKS Pacific, Inc. (“JAKKS”), THQ, the THQ/JAKKS joint venture, and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE video game license to the THQ/JAKKS joint venture. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the THQ/JAKKS video game license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant. THQ believes that neither it, nor Brian Farrell, is directly accused of any wrongdoing in the complaint or the amended complaint, and believes that either there is no basis for terminating the license with THQ, or that THQ will be made whole by those whose conduct is eventually found to be unlawful. We intend to vigorously protect our rights and, if necessary, pursue appropriate claims against third parties.

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

Tetris Litigation.   On April 14, 2005, THQ filed a complaint against The Tetris Company, LLC (“Tetris”) in the Superior Court of California, County of Los Angeles. The complaint alleges that Tetris breached its license agreement and certain oral agreements with THQ, which prevented THQ from releasing a Tetris product for the Nintendo DS system as planned in March 2005. Additionally, Tetris has indicated that it believes the term of THQ’s license agreement with Tetris may have expired on March 24, 2005, despite THQ’s compliance with the requirements for renewal pursuant to the terms of the license. Our complaint seeks monetary damages and injunctive relief against Tetris, as well as a judicial declaration that the term of THQ’s license agreement with Tetris extends to March 24, 2007.

Additionally, we are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of this pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4. Submission of Matters To A Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ’s common stock is quoted on the NASDAQ National Market under the symbol “THQI.” The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2005
Fourth Quarter ended March 31, 2005	29.65	20.11
Third Quarter ended December 31, 2004	23.67	16.94
Second Quarter ended September 30, 2004	22.45	17.77
First Quarter ended June 30, 2004	23.00	18.38
Fiscal Year Ended March 31, 2004
Fourth Quarter ended March 31, 2004	20.30	15.94
Third Quarter ended December 31, 2003	18.59	14.82
Second Quarter ended September 30, 2003	19.52	15.46
First Quarter ended June 30, 2003	19.50	12.84

The last reported price of our common stock on May 27, 2005, as reported by NASDAQ National Market, was $27.78 per share.

Holders

As of May 27, 2005 there were approximately 278 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future. Our principal credit facility agreement provides that we will not pay any cash dividends without consent of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2005 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	5,305,365	$20.44	3,199,514
Equity compensation plans not approved by security holders	1,616,470 (1)	$17.31	93,965
Total	6,921,835	$19.71	3,293,479

(1)          Represents the aggregate number of shares of THQ common stock to be issued upon exercise of individual compensation arrangements with employee and non-employee option and warrant holders. The outstanding options were primarily granted under the Company’s Third Amended and Restated Nonexecutive Employee Stock Option Plan (the “NEEP Plan”). For a description of the material features of the NEEP Plan, see “Note 11—Stock Option Plans” in the notes to the consolidated financial statements.

Stock Option Exchange Program

On June 21, 2004, we granted 758,836 replacement options to employees pursuant to the Option Exchange Program (the “Program”) adopted at the annual meeting of our stockholders held on August 12, 2003. Under the Program, eligible employees, excluding all of our executive officers and directors, were offered a one-time opportunity to exchange certain “out-of-the-money” stock options for options to purchase a lesser number of shares of common stock at a new exercise price per share. The replacement options have an exercise price of $21.73, which was the closing price of a share of our common stock on the Nasdaq Stock Market on June 21, 2004. Pursuant to the Program, the options were fully vested on December 21, 2004, as long as the optionholder was an employee of the Company on such date.

Securities Issued in Private Transactions

During the fiscal year ended March 31, 2005, we finalized the terms of warrants we issued in exchange for rights to publish video games based on a licensors’ intellectual properties. We issued 160,000 warrants to purchase our common stock.   The warrants are convertible into our common stock at a purchase price of $20.23, which is equal to the closing sale price of a share of our common stock on the date of the grant. The warrants expire on December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no repurchases of our common stock by the Company during the three months ended March 31, 2005.

Item 6.  Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003. Since the change in fiscal year end affects the comparability of the information reflected in the selected financial data, we have included unaudited results for the period from April 1, 2002 through March 31, 2003. Other than this unaudited period, the selected consolidated financial data presented below as of and for each of the fiscal years and Transition 2003 in the five-year period ended March 31, 2005 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2005 and 2004, and the consolidated statements of operations for the fiscal years ended March 31, 2005 and 2004, the twelve months ended March 31, 2003 (unaudited), Transition 2003, and the year ended December 31, 2002, and the report thereon, are included elsewhere in this Form 10-K.

Statement of Operations Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,			Transition	Year Ended December 31,
	2005 (a)	2004 (b)	2003 (c)	2003 (c)	2002 (d)	2001	2000 (e)
			(Unaudited)
Net sales	$756,731	$640,846	$467,647	$66,800	$480,529	$378,992	$347,003
Costs and expenses:
Cost of sales	250,055	229,218	178,291	26,378	185,593	154,898	140,699
License amortization and royalties	85,926	71,132	38,988	5,576	40,476	33,144	34,675
Software development amortization	93,622	105,632	84,916	12,018	83,698	35,144	42,875
Product development	72,959	36,850	36,531	8,899	34,696	17,774	18,605
Selling and marketing	115,646	92,475	70,978	14,294	66,443	46,745	42,446
Payment to venture partner	9,774	9,675	9,218	644	10,146	8,673	17,707
General and administrative	54,831	47,006	36,794	8,442	34,993	28,470	20,076
Total costs and expenses	682,813	591,988	455,716	76,251	456,045	324,848	317,083
Income (loss) from operations	73,918	48,858	11,931	(9,451)	24,484	54,144	29,920
Interest income	4,337	2,378	4,833	878	5,277	2,572	1,323
Other income (expense)	—	4,000	(12,409)	(2,403)	(10,006)	—	—
Income (loss) before income taxes and minority interest	78,255	55,236	4,355	(10,976)	19,755	56,716	31,243
Income taxes	15,204	19,397	1,812	(3,290)	6,761	20,703	13,054
Income (loss) before minority interest	63,051	35,839	2,543	(7,686)	12,994	36,013	18,189
Minority interest	(261)	—	—	—	—	—	—
Net income (loss)	$62,790	$35,839	$2,543	$(7,686)	$12,994	$36,013	$18,189
Net income (loss) per share—basic	$1.61	$0.94	$0.07	$(0.20)	$0.33	$1.10	$0.60
Net income (loss) per share—diluted	$1.56	$0.92	$0.06	$(0.20)	$0.32	$1.01	$0.56
Shares used in per share calculation—basic	39,030	38,186	39,018	38,319	39,203	32,717	30,136
Shares used in per share calculation—diluted	40,243	39,004	40,552	38,319	41,243	35,623	32,352

BALANCE SHEET DATA
(In thousands)

	Fiscal Year Ended March 31,			Transition	Year Ended December 31,
	2005	2004	2003	2003	2002	2001	2000
Working capital	$401,687	$309,633	$286,899	$286,899	$320,588	$319,605	$110,269
Total assets	$747,393	$527,151	$472,949	$472,949	$537,860	$487,966	$229,949
Lines of credit	$—	$—	$—	$—	$—	$—	$15,473
Stockholders’ equity	$548,758	$438,592	$396,413	$396,413	$408,866	$398,862	$132,125

Notes:

The tables above reflect the August 2000 pooling of interests with Volition.

(a)           Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)          Net income includes a $4.0 million benefit for a settlement of a dispute with directors’ and officers’ insurance carrier, net of tax.

(c)           Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. (See “Note 8—Other Long-Term Assets”). We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

(d)          Net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for “WWF”-branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc. and a charge of $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

(e)           Net income includes a charge of $5.9 million, net of tax related to a regular asset impairment review and also as a result of changing technology in the video game market. The charge consisted of costs associated with software development and related costs for products that had been discontinued or whose values were deemed unrecoverable through future undiscounted cash flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a summary discussion of our operating results and the primary trends that affect our business. Management believes that an understanding of these trends is important to understand our results for the fiscal year ended March 31, 2005 (“fiscal 2005”), as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

Overview of Fiscal 2005 Results

We are a leading worldwide developer and publisher of interactive entertainment software. Our fiscal 2005 highlights include the following:

•        We published six titles that shipped more than one million units:

•         The Incredibles: more than 4.5 million units

•         The SpongeBob SquarePants Movie: more than 2.5 million units

•         WWE SmackDown! Vs. Raw: more than 2 million units

•         Finding Nemo: more than 2 million units (over 7 million life-to-date)

•         SpongeBob SquarePants: Battle for Bikini Bottom: more than one million units (over 3 million life-to-date)

•         Full Spectrum Warrior: more than one million units

•        We grew international revenues to 38% of net sales from 29% a year ago, bolstered by the increased global appeal of our products and brands and our expanded sales organization.

•        We more than doubled our internal product development personnel to over 900 from just over 400 a year ago, enabling us to develop more franchises internally and to help establish a leadership position early in the next console cycle.

•        Our wireless revenues more than tripled to $25 million from $7 million a year ago, fueled by sales of games based on the major sports leagues, Nickelodeon, MotoGP, and as a result of consolidating Minick in fiscal 2005.

•        We renewed our exclusive master license agreement with Nickelodeon through 2010 and extended our relationship with Pixar Animation Studios to publish games based on that studio’s next four films after Cars, which we are developing pursuant to our current license from Disney/Pixar, providing a solid foundation for revenue and profit growth through the back half of the current hardware cycle and well into the next generation of hardware.

Our profitability is dependent upon revenues from the sales of our video game software. Net sales in fiscal 2005 increased 18% over the fiscal year ended March 31, 2004 (“fiscal 2004”), from $640.8 million to $756.7 million. The increase in net sales for fiscal 2005 was primarily attributable to worldwide sales of the six titles listed above. In fiscal 2004, we published four titles which shipped more than one million units.

Profitability is also affected by the costs and expenses associated with developing and publishing our games.

In fiscal 2005, our operating margin grew 220 basis points over fiscal 2004, to 9.8% of net sales. Our operating margin improved in fiscal 2005 due to (i) our strategy of internally developing key titles such as The Incredibles and The SpongeBob SquarePants Movie (ii) our focus on fewer releases enabling us to better leverage software development and marketing costs (iii) more sales of higher priced products targeted at the core gamer (iv) more sales of Game Boy Advance games, which have a lower product cost than console titles and (v) increased international sales which further leverage product development spending by increasing sales per title. When we develop a title internally, our operating margin is positively impacted once we recoup development expenses because there are no incremental royalties paid as is the case with externally developed products.

Net income for fiscal 2005 was $62.8 million, or $1.56 per diluted share, compared to net income of $35.8 million, or $0.92 per diluted share, for fiscal 2004. Net income for fiscal 2005 was positively affected by $7.8 million, or $0.19 per diluted share, from the recognition of research and development income tax credits claimed for prior years.

Cash provided by operations was $60.5 million during fiscal 2005, as compared to $71.2 million in fiscal 2004. The decline in cash provided by operations was caused by an increase in our spending for licenses, software development and income taxes offset by an increase in our net income and the timing of the collections of our sales compared to fiscal 2004.

Our Focus

We view fiscal 2006 as a transition year in our industry, as Microsoft, Sony and Nintendo have all recently announced plans to introduce new console platforms and both Nintendo and Sony have recently launched new handheld platforms. Traditionally, sales of interactive entertainment software have decreased in transition years, as consumers decrease their purchases of software for current generation hardware while they wait for the release of the new platforms. Our strategy during this transition is to leverage our current brands and catalog titles and to selectively introduce high-potential new franchises for the growing installed base of current-generation hardware and the high-end PC market as we begin to establish unique new intellectual properties early in the cycle on next-generation platforms; to leverage our handheld leadership; and to continue to grow wireless revenues.

In fiscal 2005, our mass-market releases included games based on three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants Movie, and Warner Bros.’ The Polar Express. We also released popular franchise games such as WWE SmackDown! Vs. Raw and Tak 2: The Staff of Dreams. In fiscal 2006, we will continue to focus on releasing titles based on our best-selling brands for the current generation platforms, including The Incredibles, SpongeBob SquarePants, Tak and the WWE. New mass-market titles we intend to publish in fiscal 2006 include games based on Scooby-Doo! from Warner Brothers, MGA’s popular Bratz property and the new Barnyard movie from Nickelodeon.

We intend to continue developing and publishing new original properties and products targeted at the core gamer. In fiscal 2005, such releases included Full Spectrum Warrior, The Punisher and Warhammer 40,000: Dawn of War. Upcoming titles for the current-generation console systems include Destroy All Humans!, Juiced and a sequel to Full Spectrum Warrior. Upcoming PC products targeted at the core gamer include Company of Heroes, S.T.A.L.K.E.R.: Shadow of Chernobyl as well as a sequel to Full Spectrum Warrior and an expansion pack to Warhammer 40,000: Dawn of War. Our internal studios are developing games based on new, owned intellectual properties for the next-generation console systems, including The Outfit and Saint’s Row.

We have traditionally been a market leader in video games for handheld devices and we plan to leverage this leadership during the transition period. In fiscal 2006, we plan to release more than ten titles on the Nintendo DS and the Sony PlayStation Portable combined, capitalizing on the significant installed base of these devices by holiday 2005. We also expect to benefit from the new Nintendo Micro handheld device, to be released in fall 2005, which plays Game Boy Advance games. We are also expanding our handheld leadership position to wireless devices and plan to extend many of our upcoming console titles to the wireless platform, including Destroy All Humans! and Juiced.

We continue to focus on establishing strong technology and internal development capabilities in order to improve our operating margins and create better quality products. We expanded our internal development resources in fiscal 2005 with the acquisitions of Relic Entertainment, located in Canada, and Blue Tongue Entertainment Limited, located in Australia, and with the formation of a new studio, Concrete Games, located near San Diego, California. With the addition of these three development studios and expansion in our existing studios, our worldwide product development operations now include over 900 employees located at our corporate offices and in ten studios. Our focus on improving profitability includes bringing key brands, such as Disney/Pixar and Nickelodeon, in-house to develop.

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

Allowances for price protection, returns and doubtful accounts.   We derive revenue from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell- through in the retail channel, and (3) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

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

Licenses.   Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance remains with the licensor. When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. See—“Long-Lived Assets” below. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2005, the net carrying value of our licenses was $88 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected. In the fiscal year ended March 31, 2005, we wrote off $4.0 million related to a license for which we no longer plan to develop games.

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

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these costs to software development amortization. See—“Long-Lived Assets” below. If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter. As of March 31, 2005, the net carrying value of our software development was $65.3 million. If we were required to write off software development due to changes in market condition or product quality our results of operations could be materially adversely affected.

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

Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the goodwill and indefinite-lived intangible assets stated on our balance sheets to reflect their estimated fair values. Judgments and assumptions about future values are complex and often subjective. They can be affected by a variety of factors, including, but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business and significant underperformance relative to expected historical or projected future operating results. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved.

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

Long-Lived Assets.   We evaluate long-lived assets, including, but not limited to, licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a product or platform in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Potential impairment of the assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Judgments and assumptions about future values are complex and often subjective. They can be affected by a variety of factors, including, but not limited to, significant negative industry or economic trends, significant changes in the manner or use of the acquired assets or the strategy of our overall business, and significant underperformance relative to expected historical or projected future operating results. Although we believe the judgments and assumptions management has made in the past have been reasonable and appropriate, there is nonetheless a high degree of uncertainty and judgment involved. More conservative assumptions of the anticipated future cash flows from these assets would result in lower fair values which could result in impairment charges, which would in turn decrease net income and result in lower asset values on our balance sheets. Conversely, less conservative assumptions would result in higher fair values which could result in lower impairment charges and higher net income.

We also make judgments about the remaining useful lives of long-lived assets. When we determine that the useful lives of assets are shorter than we had originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation charges in order to fully depreciate the assets over their new shorter useful lives.

Income taxes.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves: (1) estimating our current tax exposure in each jurisdiction including the impact, if any, of changes or interpretations to applicable tax laws and regulations, (2) estimating additional taxes resulting from tax examinations and (3) making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimates of future taxable income in each jurisdiction, a valuation allowance is established.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our estimate for the potential outcome for any uncertain tax issue, including our recent claim for research and development income tax credits, requires judgment. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

As a result of the items discussed above, our actual effective income tax rates can differ from the projected effective income tax rates used when preparing our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R originally required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter or annual period after June 15, 2005. On April 21, 2005 the SEC issued a rule that amends the date of compliance with SFAS No. 123R (“the SEC amendment”). Under the SEC amendment, SFAS No. 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which means that we must adopt SFAS No. 123R by April 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and believe the adoption of SFAS No. 123R may have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Selected Consolidated Statements of Operations Data

The following table sets forth certain consolidated statements of operations data for the periods indicated as a percentage of total net sales (in thousands):

	Fiscal Year Ended March 31,						Year Ended December 31,
	2005 (a)		2004 (b)		2003 (c) (d)		2002 (d)
					(Unaudited)
Net sales	$756,731	100.0%	$640,846	100.0%	$467,647	100.0%	$480,529	100.0%
Costs and expenses:
Cost of sales	250,055	33.0	229,218	35.8	178,291	38.1	185,593	38.6
License amortization and royalties	85,926	11.4	71,132	11.1	38,988	8.3	40,476	8.4
Software development amortization	93,622	12.4	105,632	16.5	84,916	18.2	83,698	17.4
Product development	72,959	9.6	36,850	5.8	36,531	7.8	34,696	7.2
Selling and marketing	115,646	15.3	92,475	14.4	70,978	15.2	66,443	13.8
Payment to venture partner	9,774	1.3	9,675	1.5	9,218	2.0	10,146	2.1
General and administrative	54,831	7.2	47,006	7.3	36,794	7.9	34,993	7.4
Total costs and expenses	682,813	90.2	591,988	92.4	455,716	97.5	456,045	94.9
Income from operations	73,918	9.8	48,858	7.6	11,931	2.6	24,484	5.1
Interest income	4,337	0.5	2,378	0.4	4,833	1.0	5,277	1.1
Other income (expense)	—	0.0	4,000	0.6	(12,409)	(2.6)	(10,006)	(2.1)
Income before income taxes and minority interest	78,255	10.3	55,236	8.6	4,355	0.9	19,755	4.1
Income taxes	15,204	2.0	19,397	3.0	1,812	0.4	6,761	1.4
Income before minority interest	63,051	8.3	35,839	5.6	2,543	0.5	12,994	2.7
Minority interest	(261)	0.0	—	0.0	—	0.0	—	0.0
Net income	$62,790	8.3%	$35,839	5.6%	$2,543	0.5%	12,994	2.7%

(a)           Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)          Net income includes a $4.0 million benefit for a settlement of a dispute with directors’ and officers’ insurance carrier, net of tax.

(c)           Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. See “Note 8—Other Long-Term Assets”. We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

(d)          Net income includes a charge of $7.9 million, net of tax for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax related to the settlement of a class action lawsuit and a charge of $1.1 million, net of tax related to the write-off of inventory and software development for “WWF”-branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, and a charge of $2.8 million, net of tax related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Results of Operations

Comparison of Fiscal 2005 to Fiscal 2004

Net income for fiscal 2005 was $62.8 million, or $1.56 per diluted share, as compared to $35.8 million, or $0.92 per diluted share in fiscal 2004.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on videogame consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless games.

Our consolidated net sales in fiscal 2005 increased 18% over fiscal 2004, from $640.8 million to $756.7 million. The increase in net sales for fiscal 2005 was primarily attributable to the following factors:

•        Growth from our established licensed brands and franchises: Disney/Pixar, SpongeBob SquarePants and WWE SmackDown!, all performing better than the prior fiscal year. Two of the titles this fiscal year, Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie, were based upon successful holiday movies.

•        The successful launch of new properties targeted to the core gamer and high-end PC market: Full Spectrum Warrior on Xbox, PlayStation2, and PC, The Punisher on Xbox, PlayStation2 and PC, and Warhammer 40,000: Dawn of War on PC.

•        International net sales increased 53% in fiscal 2005 as compared to fiscal 2004 primarily due to (i) our continued sales and marketing expansion in the international markets, (ii) content that has more international appeal, (iii) growth of the installed base for current generation console and handheld platforms, and (iv) the strengthening of foreign exchange rates.

•        The continued success of the fiscal 2004 releases of Disney/Pixar’s Finding Nemo and SpongeBob SquarePants: Battle for Bikini Bottom which shipped two million and one million units, respectively, in fiscal 2005.

The following table details our net sales by territory for fiscal 2005 and 2004 (in thousands):

	Fiscal Year Ended March 31,				Increase/
	2005		2004		(Decrease)	% Change
North America	$470,619	62.2%	$453,426	70.8%	$17,193	3.8%
Europe	245,083	32.4	161,857	25.2	83,226	51.4%
Asia Pacific	41,029	5.4	25,563	4.0	15,466	60.5%
International	286,112	37.8	187,420	29.2	98,692	52.7%
Consolidated net sales	$756,731	100.0%	$640,846	100.0%	$115,885	18.1%

North America

For fiscal 2005, North American net sales increased to $470.6 million from $453.4 million in fiscal 2004 driven by:

•        the performance of Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! Vs. Raw;

•        strong sales of original titles: Full Spectrum Warrior, MX v. ATV Unleashed, The Punisher and Tak 2: The Staff of Dreams;

•        strong catalog sales of Disney/Pixar’s Finding Nemo, MX Unleashed and SpongeBob SquarePants: Battle for Bikini Bottom. Catalog sales are sales of titles released in prior fiscal years.

North American sales in fiscal 2004 were driven by:

•        the performance of Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom, and WWE SmackDown! Here Comes the Pain; and

•        strong sales of original titles MX Unleashed and Tak and the Power of Juju.

Year-over-year net sales growth in North America was primarily due to sales of The SpongeBob SquarePants Movie game, which was released in conjunction with the holiday movie; sales of Full Spectrum Warrior and The Punisher; and strong sales of our catalog titles in fiscal 2005. These items were partially offset by the release of a significantly fewer number of SKUs in fiscal 2005 than in fiscal 2004.

While we expect net sales in North America to continue to constitute the largest portion of our net sales in fiscal 2006, we expect net sales for North America as a percentage of total sales to decrease as we continue to expand our international direct sales and product mix. Since we expect our overall consolidated net sales in fiscal 2006 to be approximately the same as consolidated net sales in fiscal 2005, we expect a slight decline of sales of our games in North America in fiscal 2006.

International

For fiscal 2005, international net sales increased by 53%, to $286.1 million from $187.4 million in fiscal 2004 driven by:

•        sales of Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie and WWE SmackDown! Vs. Raw; and

•        strong sales of original titles Full Spectrum Warrior, the Punisher and Warhammer 40,000: Dawn of War.

International sales in fiscal 2004 were driven by:

•        the performance of Disney/Pixar’s Finding Nemo and WWE SmackDown! Here Comes the Pain; and

•        two original products targeted at the core gamer, Broken Sword and Warhammer 40,000: Fire Warrior.

Year-over-year international net sales growth was primarily due to increased sales of each of our three products targeted at the mass-market in fiscal 2005 as compared to sales of titles from the same brands in fiscal 2004; and stronger sales of our three key original products targeted at the core gamer in fiscal 2005 than our two key titles in fiscal 2004.

In addition to sales of our products, the strengthening of foreign exchange rates, primarily the Great British Pound (“GBP”) and the European Currency Unit (“Euro”), increased reported international net sales by $19.5 million in fiscal 2005. Excluding the impacts of foreign exchange rates, international net sales increased by 42%.

We will continue to focus on expanding sales internationally in fiscal 2006, as we expand our product portfolio and direct sales forces in the international markets. In early 2005, we established a presence in Austria and Spain in order to facilitate direct sales of our products into the Austria, Spain and Portugal markets. In fiscal 2006, we expect to expand our presence in Eastern Europe, the Benelux countries, Italy, the Nordic territories, New Zealand and Japan.

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2005 and fiscal 2004 are as follows (in thousands):

	Fiscal Year Ended March 31,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$275,850	36.5%	$247,603	38.6%	$28,247	11.4%
Microsoft Xbox	80,623	10.7	71,132	11.1	9,491	13.3%
Nintendo GameCube	73,157	9.7	61,356	9.6	11,801	19.2%
	429,630	56.9	380,091	59.3	49,539	13.0%
Handheld
Nintendo Game Boy Advance	204,348	27.0	162,109	25.3	42,239	26.1%
Nintendo Dual Screen	3,110	0.4	—	—	3,110	100.0%
Wireless	24,613	3.3	6,860	1.1	17,753	258.8%
	232,071	30.7	168,969	26.4	63,102	37.3%
PC	86,667	11.5	74,934	11.7	11,733	15.7%
Other	8,363	0.9	16,852	2.6	(8,489)	(50.4)%
Net Sales	$756,731	100.0%	$640,846	100.0%	$115,885	18.1%

Consoles

Net sales for console platforms increased by $49.5 million, or 13%, for fiscal 2005 compared to fiscal 2004. During fiscal 2005 we released 30 console titles, compared to 44 console titles released during fiscal 2004.

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$275,850	36.5%	$247,603	38.6%	11.4%

Net sales of video games for PlayStation 2 increased by $28.2 million for fiscal 2005 as compared to fiscal 2004. PlayStation 2 net sales in fiscal 2005 were primarily driven by:

•        new releases of Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie and WWE SmackDown! Vs. Raw;

•        sales of titles based on original properties Full Spectrum Warrior, MX v. ATV Unleashed, The Punisher and Tak 2: The Staff of Dreams;

•        catalog sales of WWE SmackDown! Here Comes The Pain, Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom, Tak and the Power of Juju and MX Unleashed.

PlayStation 2 net sales in fiscal 2004 were primarily driven by:

•        sales of Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom and WWE SmackDown! Here Comes the Pain; and

•        sales of original titles MX Unleashed and Tak and the Power of Juju.

The increase in sales of games for PlayStation 2 in fiscal 2005 was primarily attributable to stronger sales of our three key products targeted at the mass-market in fiscal 2005 as well as sales of The Punisher and our catalog titles. These increases were partially offset by the release of fewer games in fiscal 2005; we released

14 new SKUs in fiscal 2005 and 17 new SKUs in the prior fiscal year. A SKU is a version of a title designed for play on a particular platform.

We expect net sales from PlayStation 2 products in fiscal 2006 to be about equal to net sales in fiscal 2005. Sony has announced that they plan to launch their next-generation console, the PlayStation 3, in 2006. Once the PlayStation 3 is launched, we expect sales of games for the PlayStation 2 to decrease as sales of games for the PlayStation 3 increase with the growth of the installed base.

Microsoft Xbox Net Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$80,623	10.7%	$71,132	11.1%	13.3%

Net sales of video games for Xbox increased by $9.5 million for fiscal 2005, as compared to fiscal 2004. Net sales in fiscal 2005 were driven by:

•        sales of original properties including Full Spectrum Warrior, MX v. ATV Unleashed and The Punisher;

•        sales of Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie; and

•        strong catalog sales.

Net sales in fiscal 2004 were driven by:

•        the release of titles based on our three key mass-market brands: Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom and WWE Raw 2; and

•        sales of MotoGP 2 and MX Unleashed.

The increase in net sales for Xbox in fiscal 2005 from fiscal 2004 was primarily attributable to sales of Full Spectrum Warrior, partially offset by the release of more games in fiscal 2004. We released 8 SKUs during fiscal 2005 compared to 16 SKUs during fiscal 2004.

We expect net sales from Xbox to grow in fiscal 2006. We released WWE® Wrestlemania® XX1 for Xbox in April 2005. In addition, we expect to release Destroy All Humans! and Juiced in the first quarter of fiscal 2006.

Microsoft Xbox 360.   We expect to release new titles at or around the launch of the new Xbox console platform, which Microsoft announced will be launched in North America, Europe and Japan by holiday 2005. As the installed base of the Xbox 360 platform grows, we also expect to bring our market-leading family brands to the platform, including games based on our licensed properties with Disney/Pixar, Nickelodeon properties such as SpongeBob SquarePants, as well as titles based on our WWE license and our own MX brand.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$73,157	9.7%	$61,356	9.6%	19.2%

Net sales of video games for GameCube increased by $11.8 million for fiscal 2005, as compared to fiscal 2004. Net sales in fiscal 2005 were driven by:

•        sales of mass market titles including Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE Day of Reckoning;

•        sales of original properties including Tak 2: The Staff of Dreams; and

•        strong catalog sales, specifically Disney/Pixar’s Finding Nemo and SpongeBob SquarePants: Battle for Bikini Bottom.

Net sales in fiscal 2004 were driven by:

•        sales of key mass market brands: Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom and WWE™ Wrestlemania X9®; and

•        sales of Tak and the Power of Juju.

The increase in net sales for GameCube in fiscal 2005 was due to increased sales of our three mass market titles as well as strong catalog sales.

We released 8 SKUs during fiscal 2005 compared to 11 SKUs during fiscal 2004.

We expect net sales from GameCube products to decrease in fiscal 2006. Nintendo recently announced that it will release its next-generation console, the Revolution, in 2006. We expect sales for the GameCube to continue declining as sales of games for the Revolution increase with the growth of the installed base.

Handheld Platforms

Another factor that positively impacted net sales for fiscal 2005 was an increase in sales of video games for handheld platforms, which increased 37%, to $232.1 million in fiscal 2005 from $169.0 million during fiscal 2004.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$204,348	27.0%	$162,109	25.3%	26.1%

Net sales of video games for Game Boy Advance in fiscal 2005 were primarily driven by:

•        strong sales of Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie and Sonic Advance3;

•        strong catalog sales, in particular Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom and Scooby-Doo! Monsters Unleashed; and

•        strong sales of other key titles, such as Finding Nemo: The Continuing Adventures and Tak2: The Staff of Dreams.

Net sales of video games for Game Boy Advance in fiscal 2004 were primarily driven by:

•        Disney/Pixar’s Finding Nemo and SpongeBob SquarePants: Battle for Bikini Bottom; and

•        strong sales of Banjo Kazooie, Scooby-Doo!: Mystery Mayhem, Simpsons Road Rage, Sonic Battle and Tak and the Power of Juju as well as strong catalog sales of Sonic Advance 2.

The increase in sales of video games for Game Boy Advance in fiscal 2005 was primarily attributable to increased sales of our Disney/Pixar and SpongeBob SquarePants brands as compared to sales of those brands in fiscal 2004, as well as strong catalog sales in fiscal 2005 as compared to fiscal 2004. These increases were partially offset by the release of fewer titles in fiscal 2005 as compared to fiscal 2004. We released 19 SKUs during fiscal 2005 compared to 33 SKUs during fiscal 2004.

Due to the introduction of two new handheld devices and a reduced SKU count (expected to be 13 in fiscal 2006 compared to 19 in fiscal 2005), we expect net sales from Game Boy Advance products to decrease in fiscal 2006. Nintendo recently announced that in fall 2005, they will release the Game Boy Micro, a pocket-size platform which plays Game Boy Advance games. We believe that sales of this handheld platform will help sales of our Game Boy Advance games.

Nintendo Dual Screen.   Nintendo recently released a new handheld platform, the Nintendo DS portable game system (“Nintendo DS”). We released Ping Pals for the Nintendo DS in December 2004. As the installed base of Nintendo DS hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on Disney/Pixar’s The Incredibles, Scooby-Doo!, SpongeBob SquarePants, Tak. WWE and others. We currently expect to release nine titles for the Nintendo DS in fiscal 2006.

PlayStation Portable.   We expect to release five titles in fiscal 2006 for the PSP system, a handheld platform which Sony has released in North America and Japan, and has announced it plans to release in Europe on September 1, 2005. As the installed base of the PSP system hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on Disney/Pixar’s The Incredibles and SpongeBob SquarePants as well as titles based on our WWE license and our own MX brand.

Wireless Net Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$24,613	3.3%	$6,860	1.1%	258.8%

Wireless revenues consist primarily of sales of wireless games, ringtones and wallpapers. Through our controlling interest in Minick, we also derive wireless revenue by providing SMS voting, information and wireless marketing campaigns.

Wireless net sales increased by $17.8 million during fiscal 2005 compared to fiscal 2004. The increase in wireless net sales was due to:

•        strong sales of games based on major sports leagues, Nickelodeon, and Moto GP;

•        our acquisition of the controlling interest in Minick; and

•        increased installed base of wireless handsets with game capabilities in the wireless gaming market.

We expect wireless net sales to increase in fiscal 2006 as the installed base continues to grow and we continue to expand our product offerings.

PC Net Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$86,667	11.5%	$74,934	11.7%	15.7%

Net sales of PC products increased to $86.7 million for fiscal 2005 from $74.9 million in fiscal 2004, an increase of 16%. PC sales in fiscal 2005 were primarily driven by:

•        sales of products targeted at the core gamer Full Spectrum Warrior and Warhammer 40,000: Dawn of War;

•        sales of Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie; and

•        strong catalog sales.

The increase in fiscal 2005 compared to fiscal 2004 was primarily due to Full Spectrum Warrior and Warhammer 40,000: Dawn of War. In fiscal 2004, sales were primarily driven by the strong performance of Disney/ Pixar’s Finding Nemo and international sales of Broken Sword 3.

Additionally, we released 67 PC titles published by our ValuSoft division, including World Poker Championship, during fiscal 2005, and we released 52 PC titles published from our ValuSoft division in fiscal 2004.

Other Net Sales

Other net sales primarily consist of sales from older platforms. Fiscal 2005 and 2004 are primarily made up of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

The following table sets forth information about our costs and expenses, interest income, other income, income taxes, and minority interest for the periods indicated as a percentage of total net sales:

	Percent of Net Sales
	Fiscal Year Ended March 31,
	2005	2004
Costs and expenses:
Cost of sales	33.0%	35.8%
License amortization and royalties	11.4	11.1
Software development amortization	12.4	16.5
Product development	9.6	5.8
Selling and marketing	15.3	14.4
Payment to venture partner	1.3	1.5
General and administrative	7.2	7.3
Total costs and expenses	90.2	92.4
Income from operations	9.8	7.6
Interest income	0.5	0.4
Other income	0.0	0.6
Income before income taxes and minority interest	10.3	8.6
Income taxes	2.0	3.0
Income before minority interest	8.3	5.6
Minority interest	0.0	0.0
Net income	8.3%	5.6%

Our costs and expenses increased in fiscal 2005 to $682.8 million, from $592.0 million in fiscal 2004; however, total costs and expenses as a percentage of net sales decreased from 92% of net sales to 90% of net sales. As a percentage of net sales, the greatest increase in costs were due to product development expenses as we more than doubled the size of our internal product development organization, aggressively ramped up development of next-generation console games and increased development of wireless games. We believe that the expenditures we made in fiscal 2005 for product development have helped position us to be a leader early on in the next-generation of video game platforms.

Cost of Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$250,055	33.0%	$229,218	35.8%	(2.8)%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts. Cost of sales as a percentage of net sales decreased for fiscal 2005 as compared to fiscal 2004, primarily due to lower average manufacturing costs across all platforms and higher average selling price of Game Boy Advance and PC products. We expect cost of sales as a percentage of net sales for fiscal 2006 to remain relatively unchanged as compared to fiscal 2005.

License Amortization and Royalties (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$85,926	11.4%	$71,132	11.1%	0.3%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license. For fiscal 2005, license amortization and royalties as a percentage of net sales remained relatively flat as compared to fiscal 2004. This is primarily due to our top three selling brands—Disney/Pixar, SpongeBob SquarePants and WWE licensing amortization rates by brand remaining relatively constant for fiscal 2005 and 2004. We expect license amortization and royalties as a percentage of net sales to decrease in fiscal 2006, reflecting greater sales mix of games based upon original properties.

Software Development Amortization (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$93,622	12.4%	$105,632	16.5%	(4.1)%

Software development amortization expense consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs. Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. For fiscal 2005 software development amortization as a percentage of net sales decreased as compared to fiscal 2004 primarily due to our strategy of bringing the development of games based upon our core franchises, such as Disney/Pixar’s The Incredibles, in-house, as compared to Disney/Pixar’s Finding Nemo, which was externally developed. Also, the effective amortization rate for The SpongeBob SquarePants Movie released in fiscal 2005 was lower as compared to the amortization rate for SpongeBob SquarePants: Battle for Bikini Bottom released in fiscal 2004 as we were able to leverage the technology developed on the fiscal 2004 title. Further, in fiscal 2004 we had high development costs associated with creating Sphinx and the Cursed Mummy, an original brand for which we did not develop a title in fiscal 2005. We expect software development amortization as a percentage of net sales to increase in fiscal 2006 as compared to fiscal 2005 which benefited from the internally developed title, The Incredibles. To a lesser extent, software development for next-generation platforms in fiscal 2006 will be higher than in fiscal 2005.

Product Development (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$72,959	9.6%	$36,850	5.8%	3.8%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. For fiscal 2005, product development expenses increased by $36.1 million from fiscal 2004. This increase was primarily due to the following factors: (1) a significant increase in internal development headcount to approximately 900 from 400 compared to fiscal 2004 due in part to the acquisitions of Relic and Blue Tongue and the formation of Concrete Games, (2) spending on development for games for next-generation platforms, and (3) increased spending on product development for our wireless content as we continue to increase our wireless product offerings. We expect product development expense to increase in fiscal 2006 as we continue to increase development of software for next-generation platforms and wireless products.

Selling and Marketing (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$115,646	15.3%	$92,475	14.4%	0.9%

Selling and marketing expense consists of personnel-related costs, advertising and promotional expenses. For fiscal 2005, selling and marketing expenses increased as a percentage of net sales as compared to fiscal 2004. Selling and marketing expenses increased in absolute dollars by $23.2 million for fiscal 2005 compared to fiscal 2004. This increase was primarily due to promotional efforts to support the new releases of original titles The Punisher and Full Spectrum Warrior, as well as Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! Vs. Raw, and other releases. We expect selling and marketing expense to increase in fiscal 2006 as compared to fiscal 2005 as we support the launches of an increased number of key titles based upon new original properties.

Payment to venture partner (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$9,774	1.3%	$9,675	1.5%	(0.2)%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Payment to venture partner increased slightly in absolute dollars for fiscal 2005 compared to fiscal 2004. The increase is in direct relation to the increases in sales of games based upon the WWE license in fiscal 2005 as compared to fiscal 2004.

General and Administrative (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$54,831	7.2%	$47,006	7.3%	(0.1)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts, foreign exchange transaction gains and losses, and facilities. General and administrative expenses increased by $7.8 million for fiscal 2005 as compared to fiscal 2004. Fiscal 2004 included a charge of $7 million for doubtful accounts related to KB Toys’ bankruptcy filing. Excluding this $7 million expense, general and administrative expenses increased by $14.8 million for fiscal 2005 as compared to fiscal 2004. The increase is primarily attributable to growth in our international and wireless operations, as well as Sarbanes-Oxley compliance and professional fees. In addition, the increase also includes $1.5 million of amortization expense for intangible assets obtained through the fiscal 2005 acquisitions of Relic and Blue Tongue, and the acquisition of a controlling interest in Minick during fiscal 2005. We expect general and administrative expenses to remain relatively unchanged in fiscal 2006 as compared to fiscal 2005.

Other Income

Other income for fiscal 2004 consisted of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.

Income Taxes

The effective income tax rate was 19% for fiscal 2005 compared to 35% for fiscal 2004. The fiscal 2005 effective income tax rate benefited from the following two factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of current fiscal year research and development income tax credits. Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 29%. We expect our effective income tax rate to be approximately 31% for fiscal 2006.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick which are not owned by THQ. In April 2004, we purchased an additional 25% of the outstanding common stock of Minick, bringing us to a 50% ownership interest and control of the Board of Directors. As a result of this transaction, we began consolidating the balance sheet, statement of operations and cash flows of Minick. Minority interest included in our consolidated statement of operations was $261,000 for fiscal 2005 compared to zero for fiscal 2004.

Comparison of Fiscal 2004 to the Twelve Months Ended March 31, 2003 (unaudited)

Net income for fiscal 2004 was $35.8 million or $0.92 per diluted share, on net sales of $640.8 million, as compared to $2.5 million or $0.06 per diluted share for the twelve months ended March 31, 2003, based on net sales of $467.6 million. The increase in net income for fiscal 2004 is primarily attributable to increased net sales, improved gross margin and leverage of our operating costs and expenses. Net income for fiscal 2004 was positively affected by a $4.0 million settlement of a dispute with our directors’ and officers’ insurance carrier.

Net Sales

Consolidated net sales in fiscal 2004 increased 37% over the twelve months ended March 31, 2003, from $467.6 million to $640.8 million. The increase in net sales for fiscal 2004 was primarily attributable to the following:

•        the success of Disney/Pixar’s Finding Nemo, on all platforms worldwide;

•        the release of our original brands such as Tak and the Power of Juju on PS2, Game Boy Advance and GameCube;

•        the release of a significantly higher number of SKUs in fiscal 2004 as compared to the twelve months ended March 31, 2003; and

•        the higher installed base of all hardware platforms compared to the same period last year.

The following table details our net sales by territory for fiscal 2004 and the twelve months ended March 31, 2003 (unaudited) (in thousands):

	Year Ended March 31,				Increase/
	2004		2003		(Decrease)	% Change
			(Unaudited)
North America	$453,426	70.8%	$358,233	76.6%	$95,193	26.6%
Europe	161,857	25.2	95,380	20.4	66,477	69.7%
Asia Pacific	25,563	4.0	14,034	3.0	11,529	82.2%
International	187,420	29.2	109,414	23.4	78,006	71.3%
Consolidated net sales	$640,846	100.0%	$467,647	100.0%	$173,199	37.0%

North America

North America net sales increased by 27% from $358.2 million in the twelve months ended March 31, 2003, to $453.4 million in fiscal 2004. The increase in North America net sales for fiscal 2004 as compared to the twelve months ended March 31, 2003, was due to:

•        the strong performance of the following the mass-market titles, which drove North American sales in fiscal 2004: Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom, WWE SmackDown!: Here Comes The Pain for PlayStation 2, WWE™ Raw™ 2 for Xbox, WWE Wrestlemania X9 for GameCube, and Sonic Advance 2 for Game Boy Advance; and

•        a higher installed base of all hardware platforms, which created a larger market for our products.

The key titles released in the twelve months ended March 31, 2003 included WWE Raw on Xbox, WWE SmackDown Shut Your Mouth on PlayStation 2 and an original property, Red Faction II.

North America net sales consisted of 71% of our total net sales in fiscal 2004 compared to 77% in the twelve months ended March 31, 2003.

International

International net sales increased by 71% from $109.4 million in the twelve months ended March 31, 2003, to $187.4 million in fiscal 2004. International net sales in fiscal 2004 were primarily driven by:

•        the release on all platforms of Disney/Pixar’s Finding Nemo;

•        the success of WWE SmackDown!: Here Comes the Pain for PS2; and

•        the release of three titles focused on our international territories—Broken Sword 3 for PS2, Xbox, and PC, and MotoGP 2 and Yager for both Xbox and PC.

Year over year growth of international net sales in fiscal 2004 from the twelve months ended March 31, 2003 was also attributable to the strengthening of foreign currencies, primarily the GBP and the Euro, which increased reported international sales by $23.5 million or 22%.

For fiscal 2004, international net sales grew to 29% of our total net sales, up from 23% in the twelve months ended March 31, 2003.

Net Sales by Platform

Our worldwide net sales by platform as a percentage of sales for fiscal 2004 and the twelve months ended March 31, 2003 (unaudited) are as follows:

	Year Ended March 31,				Increase/	%
Platform	2004		2003		(Decrease)	Change
			(Unaudited)
Consoles
Sony PlayStation 2	$247,603	38.6%	$183,432	39.2%	$64,171	35.0%
Microsoft Xbox	71,132	11.1	18,709	4.0	52,423	280.2%
Nintendo GameCube	61,356	9.6	51,468	11.0	9,888	19.2%
	380,091	59.3	253,609	54.2	126,482	49.9%
Handheld
Nintendo Game Boy Advance	162,109	25.3	108,353	23.2	53,756	49.6%
Wireless	6,860	1.1	1,944	0.4	4,916	252.9%
	168,969	26.4	110,297	23.6	58,672	53.2%
PC	74,934	11.7	49,333	10.5	25,601	51.9%
Other	16,852	2.6	54,408	11.7	(37,556)	(69.0)%
Net Sales	$640,846	100.0%	$467,647	100.0%	$173,199	37.0%

Net sales for fiscal 2004 increased 37% to $640.8 million from $467.6 million in the twelve months ended March 31, 2003.

Consoles

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$247,603	38.6%	$183,432	39.2%	35%

Net sales of video games for PlayStation 2 increased for fiscal 2004 due to the releases of: Disney/Pixar’s Finding Nemo, Scooby-Doo! Mystery Mayhem, SpongeBob SquarePants: Battle for Bikini Bottom, WWE SmackDown! Here Comes the Pain and the launch of two new original brands—MX Unleashed and Tak and the Power of Juju. In the twelve months ended March 31, 2003, net sales for the PlayStation 2 were driven by one internally developed original title, Red Faction II and WWE SmackDown!: Shut Your Mouth. We released 17 new SKUs for PlayStation 2 in fiscal 2004 compared to 11 SKUs in the twelve months ended March 31, 2003. The sales increase was also due to the higher installed base of PlayStation 2 hardware in fiscal 2004.

Microsoft Xbox Net Sales (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$71,132	11.1%	$18,709	4.0%	280.2%

Net sales of video games for Xbox increased for fiscal 2004 primarily due to the sales of: Disney/Pixar’s Finding Nemo and WWE Raw 2 and original titles MotoGP2 and MX Unleashed. WWE Raw was the only significant Xbox title launched in the twelve months ended March 31, 2003. The increase in net sales was also due to the higher installed base of Xbox hardware compared to the twelve months ended March 31, 2003. In total we released 16 SKUs for Xbox during fiscal 2004 compared to 5 SKUs in the twelve months ended March 31, 2003.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$61,356	9.6%	$51,468	11.0%	19.2%

Net sales of video games for GameCube in fiscal 2004 included releases of WWE Wrestlemania X9, SpongeBob SquarePants: Battle for Bikini Bottom and the launch of our original title, Tak and the Power of Juju. We released 11 GameCube SKUs during fiscal 2004 compared to 10 SKUs in the twelve months ended March 31, 2003. Net sales for fiscal 2004 primarily increased due to strong sales of Disney/Pixar’s Finding Nemo.

Handheld Platforms

Net sales growth for fiscal 2004 was also driven by the increase in handheld sales, which increased 53% to $169.0 million from $110.3 million in the twelve months ended March 31, 2003.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$162,109	25.3%	$108,353	23.2%	49.6%

Net sales of video games for Game Boy Advance primarily increased in fiscal 2004 due to strong sales of Disney/Pixar’s Finding Nemo. Other significant releases for fiscal 2004 included: SpongeBob SquarePants: Battle for Bikini Bottom, Tak & The Power of Juju, Sonic Battle and Banjo Kazooie. The increase in net sales was also due to the higher installed base of Game Boy Advance hardware as compared to the twelve months ended March 31, 2003. The increase in hardware sales is due in part to Nintendo’s launch in March 2003 of the Game Boy Advance SP, which is a front-lit screen version of their Game Boy Advance platform. In total we released 33 SKUs for Game Boy Advance during fiscal 2004 compared to 24 SKUs in the twelve months ended March 31, 2003.

Wireless Net Sales (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$6,860	1.1%	$1,944	0.4%	252.9%

Wireless net sales, which consisted primarily of sales of wireless games, increased in fiscal 2004 primarily due to our increased product offerings and greater distribution across the cellular carriers.

PCs

Net sales of PC products in fiscal 2004 also contributed to sales growth. Net sales for fiscal 2004 increased 52% to $74.9 million from $49.3 million in the twelve months ended March 31, 2003.

PC Net Sales (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$74,934	11.7%	$49,333	10.5%	51.9%

Net sales of our PC games increased in fiscal 2004 primarily due to strong sales of Disney/Pixar’s Finding Nemo. Growth in net sales during fiscal 2004 was also due to strong sales of PC titles published by ValuSoft, our value division. In total we released 52 PC SKUs published from our ValuSoft division and 16 other PC SKUs during fiscal 2004 compared to 51 PC SKUs published by our ValuSoft division and 11 other PC SKUs in the twelve months ended March 31, 2003.

Costs and Expenses, Interest Income, Other Income (Expenses) and Income Taxes

The following table sets forth information about our costs and expenses, interest income, other income (expenses) and income taxes for the periods indicated as a percentage of total net sales:

	Percent of Net Sales
	Year Ended March 31,
	2004	2003
		(Unaudited)
Costs and expenses:
Cost of sales	35.8%	38.1%
License amortization and royalties	11.1	8.3
Software development amortization	16.5	18.2
Product development	5.8	7.8
Selling and marketing	14.4	15.2
Payment to venture partner	1.5	2.0
General and administrative	7.3	7.9
Total costs and expenses	92.4	97.5
Income from operations	7.6	2.5
Interest income	0.4	1.0
Other income (expense)	0.6	(2.6)
Income before income taxes	8.6	0.9
Income taxes	3.0	0.4
Net income	5.6%	0.5%

Costs and expenses for fiscal 2004 increased as compared to the twelve months ended March 31, 2003, from $455.7 million to $592.0 million; however, costs and expenses as a percent of net sales decreased from 98% to 92%. The only increase as a percentage of net sales in fiscal 2004 was higher license amortization and royalty expense. A significant portion of this increase was attributable to global sales of Disney/Pixar’s Finding Nemo, a licensed property.

Cost of Sales (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$229,218	35.8%	$178,291	38.1%	28.6%

Cost of sales represented 36% and 38% of net sales for the twelve months ended March 31, 2004 and 2003, respectively. The primary factors that decreased the cost of sales as a percentage of net sales for fiscal 2004 were: (1) higher margins on software developed for Game Boy Advance; (2) higher average net selling price for our PC products due to the success of Disney/Pixar’s Finding Nemo; and (3) the increased percentage of wireless net sales, which carry minimal cost of sales.

License Amortization and Royalties (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$71,132	11.1%	$38,988	8.3%	82.4%

License amortization and royalties expense increased as a percentage of net sales for fiscal 2004 as compared to the twelve months ended March 31, 2003. In absolute dollars, license amortization and royalties for fiscal 2004 also increased as compared to the twelve months ended March 31, 2003, from $39.0 million to $71.1 million. This increase was primarily driven by the release of more licensed titles in fiscal 2004, including Disney/Pixar’s Finding Nemo on all platforms.

Software Development Amortization (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$105,632	16.5%	$84,916	18.2%	24.4%

Software development amortization costs increased from $84.9 million in the twelve months ended March 31, 2003 to $105.6 million in fiscal 2004. Software development amortization for the twelve months ended March 31, 2003, included a charge of approximately $12.0 million related to an assessment of the recoverability of capitalized development costs pertaining to 20 SKUs. Excluding this charge, software development amortization increased as a percentage of net sales by approximately 1%.

Product Development (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$36,850	5.8%	$36,531	7.8%	0.9%

Product development expenses decreased as a percentage of net sales from 8% for the twelve months ended March 31, 2003, to 6% for fiscal 2004. The decrease in product development expenses as a percentage of net sales was due to the significant increase in sales as well as changes we implemented to improve product quality, including the shutdown of our Outrage® Games development studio, the downsizing of Pacific Coast Power & Light development studio (now known as Locomotive Games, Inc.), and the restructuring of our corporate product development department.

Selling and Marketing (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$92,475	14.4%	$70,978	15.2%	30.3%

Selling and marketing expenses decreased slightly as a percentage of net sales for fiscal 2004 as compared to the twelve months ended March 31, 2003, from 15% to 14%. In absolute dollars, selling and marketing expenses increased for fiscal 2004 as compared to the twelve months ended March 31, 2003, from $71.0 million to $92.5 million. The increase in absolute dollars was due to the advertising and other promotional support needed for such titles as WWE SmackDown! Here Comes The Pain, SpongeBob SquarePants Battle for Bikini Bottom, Splashdown: Rides Gone Wild, Disney/Pixar’s Finding Nemo and the launch of original titles Sphinx and the Cursed Mummy and Tak and the Power of Juju.

Payment to venture partner (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$9,675	1.5%	$9,218	2.0%	5.0%

Payment to JAKKS decreased slightly as a percentage of total net sales for fiscal 2004 as compared to the twelve months ended March 31, 2003, from 2.0% to 1.5%. The payment made to JAKKS is related to the joint license agreement that THQ and JAKKS obtained from WWE, where THQ’s role is to develop, manufacture, distribute, market and sell video games. The decrease as a percentage of net sales is in direct relation to the decrease in WWE-related sales as a percentage of our total net sales. The payment to JAKKS in fiscal 2004 was driven by the release of WWE SmackDown! Here Comes the Pain for PS2.

General and Administrative (in thousands)

Year Ended March 31, 2004	% of net sales	Year Ended March 31, 2003	% of net sales	% change
		(Unaudited)
$47,006	7.3%	$36,794	7.9%	27.8%

General and administrative expenses for fiscal 2004 increased $10.2 million from the twelve months ended March 31, 2003, from $36.8 million to $47.0 million; however, they decreased as a percentage of net sales from 8% to 7%. Excluding the $7.0 million increase in our allowance for doubtful accounts related to KB Toys’ filing of bankruptcy protection on January 14, 2004, general and administrative expenses declined to 6% in fiscal 2004. This decrease was the result of our continued focus on building operating efficiencies and controlling costs.

Other Income (Expense)

Other income for fiscal 2004 consisted of a $4 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement. Other expenses for the twelve months ended March 31, 2003, included a $7 million charge related to the settlement of a class action lawsuit and a $3.0 million non-cash charge related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.). Additionally, the twelve months ended March 31, 2003, included a $1.8 million write-down of our long-term investment in Yuke’s Co., Ltd due to an other-than-temporary decline in the market value of the investment. See “Note 8—Other Long-Term Assets.”

Income Taxes

The income tax provision of $19.4 million for fiscal 2004 reflected our effective income tax rate of 35%. The decrease in the effective 42% tax rate from the twelve months ended March 31, 2003, was due primarily to a non-deductible capital loss related to the discontinuation of our online joint venture in the United Kingdom in September 2002. The decrease in the rate from the prior estimate of 37% for fiscal 2004 was due to an increase in the proportion of our profits earned in our international territories that have lower statutory income tax rates.

Liquidity and Capital Resources

Our total assets as of March 31, 2005 were $747.4 million, as compared to $527.2 million as of March 31, 2004. Of the total assets at March 31, 2005, $522.6 million, or 70%, were current assets, with $331.2 million, or 44% of this amount, in cash, cash equivalents and short-term investments. Other significant current assets at March 31, 2005 included $73.7 million of net accounts receivable, and $57.1 million of software development assets. The amount of our accounts receivable is subject to significant variations as a consequence of the seasonality of our sales and the timing of shipments within the quarter. Of the total assets at March 31, 2004, $397.1 million were current assets, with $253.0 million of this amount, in cash, cash equivalents and short-term investments.

At March 31, 2005, our total current liabilities were $120.9 million, which consisted primarily of $43.7 million of accrued expenses, $36.5 million of accounts payable and $33.1 million of accrued royalties. Total current liabilities were $87.4 million at March 31, 2004. The increase in current liabilities in fiscal 2005 reflects the growth of our business and the significant revenue increase in the third and fourth quarters of fiscal 2005 compared to the same periods in fiscal 2004.

Changes in Cash Flow

	March 31, 2005	March 31, 2004	Change
(In thousands)
Cash provided by operating activities	$60,455	$71,154	$(10,699)
Cash used in investing activities	(77,891)	(53,153)	(24,738)
Cash provided by (used in) financing activities	33,764	(3,873)	37,637
Effect of exchange rate changes on cash	605	4,079	(3,474)
Net increase in cash and cash equivalents	$16,933	$18,207	$(1,274)

Our principal source of cash is from sales of our packaged software for video game consoles, handheld game platforms, and personal computers. We also derive cash by revenue received from cellular carriers for providing content for wireless devices. We expect cash collections in fiscal 2006 to remain approximately equal to cash collections in fiscal 2005, as we expect our total net sales to be roughly the same in both fiscal years.

Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses. In fiscal 2006, we expect to use more cash than we did in fiscal 2005. We expect this increase in use of cash will be primarily attributable to (i) increased development of next-generation platform products, which have higher development costs than current generation platform products; (ii) increased marketing expenses associated with the release of titles based on new original intellectual properties; and (iii) our continued ramp-up of the wireless platform and increased product development of wireless games.

During fiscal 2005, we generated $60.5 million of cash from operating activities, as compared to $71.2 million generated from operating activities for fiscal 2004. Cash provided by operations during fiscal 2005 was approximately equivalent to our net income. The decline in cash provided by operations was caused by an increase in our spending for licenses, software development and income taxes offset by an increase in our net income and the timing of the collections of our sales compared to fiscal 2004. We expect to continue to make significant expenditures in fiscal 2006 relating to our investment in software development and intellectual property licenses.

Cash used in investing activities increased by $24.7 million for fiscal 2005, as compared to fiscal 2004 primarily due to our fiscal 2005 acquisitions of Relic and Blue Tongue and our additional investment in Minick.

Short-term investments increased by $61.2 million in fiscal 2005. Short-term investments are primarily auction rate securities. The interest rates on these securities are typically reset to market prevailing rates every 50 days or less, and in all cases every 90 days or less, but have longer stated maturities. Prior to the end of fiscal 2005, we classified auction rate securities in cash and cash equivalents. Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation. There was no impact on net income or cash flow from operating activities as a result of the reclassification. We had $209.4 million of investments in auction rate securities as of March 31, 2005. In the previously reported consolidated statement of cash flows for the year ended March 31, 2004, cash used in investing activities related to these short-term investments of $166.0 million was included in cash and cash equivalents.

Cash provided by financing activities increased by $37.6 million for fiscal 2005, as compared to fiscal 2004, primarily due to the exercise of stock options.

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
2006	$82,157	$16,362	$7,659	$3,800	$2,000	$111,978
2007	54,221	5,796	8,482	—	2,000	70,499
2008	43,424	2,498	8,751	—	—	54,673
2009	37,000	2,335	8,357	—	—	47,692
2010	12,000	1,752	7,515	—	—	21,267
Thereafter	22,000	—	28,586	—	—	50,586
	$250,802	$28,743	$69,350	$3,800	$4,000	$356,695

(1)          Licenses and Software Development.   We enter into contractual agreements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2005 are approximately $250.8 million. License/software development commitments included $78.3 million of commitments to licensors that have been included in our consolidated balance sheet as of March 31, 2005 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2006 will be $16.4 million.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. On December 30, 2004, we entered into a lease for premises consisting of approximately 103,000 rentable square feet of office space located in Agoura Hills, California, which we intend to use as our corporate headquarters. Our current corporate headquarters lease expires in October 2005. Most of our leases contain rent escalations.

(4)          Letters of Credit.   We had approximately $3.8 million in obligations under our credit facility with respect to letters of credit and no outstanding borrowings.

(5)          Other.   On April 26, 2005 we paid $2.0 million in cash, and will pay an additional $2.0 million in the following fiscal year related to the purchase of Relic.

Other potential future expenditures relate to the following:

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

Credit Facility.   On November 29, 2004, we amended our revolving credit agreement to (i) extend the term of the credit agreement through November 29, 2006; and (ii) increase the maximum monthly facility amount to $40.0 million for each August, September and October, and reduce the maximum monthly facility amount to $12.0 million for every other month. Additionally, pursuant to the amendment, the credit facility is now unsecured and accordingly the bank terminated its lien over our assets on January 4, 2005. The credit agreement contains customary financial and non-financial covenants that require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions. As of March 31, 2005, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $3.8 million.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in the subsection entitled “Risk Factors”, below.

RISK FACTORS

Our business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

We must continue to develop and sell new titles in order to remain profitable.

Our profitability has directly resulted from our ability to develop and sell successful new titles for use on multiple platforms. Consumer preferences for games are difficult to predict, and even the most successful titles remain popular for only limited periods of time, often less than six months. The life cycle of a game generally consists of a relatively high level of sales during the first few months after introduction, followed by a decline in sales. In some instances, a sales decline may also be accompanied by decreasing sales prices, which may result in credits or allowances to our customers.

We rely on a relatively small number of brands for a significant portion of our sales.

A small number of our products make up a substantial portion of our sales each year, and these products are responsible for a disproportionate amount of our net income. In fiscal 2005, sales of titles for our three top-selling brands, Disney/Pixar, Nickelodeon, and WWE were 21%, 17% and 14% of net sales, respectively, and in fiscal 2004, net sales of products based on such brands were 18%, 16% and 16%, respectively. For the twelve months ended March 31, 2003, sales of titles for our three top selling brands, Nickelodeon, WWE, and Scooby-Doo! were 22%, 20% and 9% of net sales, respectively. A limited number of brands may continue to produce a disproportionately large amount of our sales. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results may significantly harm our business and financial results.

Additionally, we are currently involved in litigation with the WWE with respect to our video game license. Since WWE titles make up a significant portion of our sales, our inability to retain the license could harm us.

Our inability to acquire or create intellectual property rights which have a high level of consumer recognition or acceptance could harm us.

Approximately two-thirds of our net sales in fiscal 2005, fiscal 2004 and the twelve months ended March 31, 2003 was derived from products based on popular licensed properties. Our economic success could be limited by our inability to obtain other mass-market licenses in the future. Additionally, a decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell products based on such licenses.

We also generate revenue from wholly-owned intellectual property. The success of our internal brands depends on our ability to create original ideas which appeal to the core gamer. Titles based on wholly-owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products targeted at the core gamer could impact our operations.

Our inability to enter into agreements with the manufacturers to develop, publish and distribute titles on their platforms could seriously impact our operations.

We are dependent on the platform manufacturers and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms. Our existing platform licenses require that we obtain approval for the publication of new games on a title-by-title basis. As a result, the number of titles we are able to publish for these platforms, and our sales from titles for these platforms, may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any license were terminated, we would be unable to publish additional titles for that manufacturer’s platform, which could negatively affect our operating results.

Additionally, since each of the manufacturers publishes games for its own platform, and also manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of other publishers in the event of insufficient manufacturing capacity. Unanticipated delays in the delivery of products could also negatively affect our operating results.

The introduction of new platforms could materially impact the sales of our products and our development expenses.

Our future success depends on our ability to adapt to rapidly changing technologies, including the development and sale of entertainment software to accommodate the introduction of new platforms to the interactive entertainment software industry. When new platforms are announced or introduced into the market, consumers typically reduce their purchases of entertainment software products for current platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. Microsoft, Sony, and Nintendo have announced plans to introduce new console platforms in the next year. Further, Sony recently introduced its hand-held gaming device, PSP, and Nintendo launched a new dual-screened, portable game system, Nintendo DS. Delays in the launch, shortages, technical problems or lack of consumer acceptance of the next generation platforms could adversely affect our sales of products for these platforms.

Additionally, platform transitions are generally marked by escalating development costs. New platforms have historically required the development of new software and also have the effect of undermining demand for products based on older technologies. Because product development cycles are difficult to predict, we must make substantial product development and other investments in products for a particular platform well in advance of introduction of the platform. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform, we may not be able to recover in revenues our development costs, which could be significant, and our business and financial results could be significantly harmed.

Video game product development schedules are difficult to predict and can be subject to delays. Postponements in shipments can substantially impact our earnings in any given quarter.

Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. We have in the past experienced development delays for several of our products. Failure to meet anticipated production schedules may cause a shortfall in our sales and profitability and cause our operating results to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related movie, could adversely affect our financial performance.

We rely on external developers for the development of some of our titles.

Some of our titles are developed by external developers. We have no direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases. The future success of externally developed titles will depend on our continued ability to maintain relationships and obtain developer agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

Defects in our game software could harm our reputation or decrease the market acceptance of our products.

Our game software may contain defects. In addition, because we do not manufacture our games for console platforms, we may not discover defects until after our products are in use by retail customers. Any defects in our software could damage our reputation, cause our customers to terminate relationships with us or to initiate product liability suits against us, divert our engineering resources, delay market acceptance of our products, increase our costs or cause our revenue to decline.

We rely on a small number of customers that account for a significant amount of our sales.

Sales to our 10 largest customers collectively accounted for approximately 48%, 54% and 60% of our gross sales for fiscal 2005, fiscal 2004 and the twelve months ended March 31, 2003, respectively. Our largest single customer in those periods was Wal-Mart. Wal-Mart accounted for 14% of our gross sales in fiscal 2005, 19% of our gross sales for fiscal 2004 and 18% of our gross sales for the twelve months ended March 31, 2003. A substantial reduction, termination of purchases, or business failure by any of our largest customers would have a material adverse effect on us.

Increased foreign operations subject us to different business and economic risks.

Foreign sales are subject to different risks, including different consumer preferences, unexpected changes in regulatory requirements, tariffs and other barriers, difficulties in staffing and managing foreign operations, and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse effect on our future foreign sales or the profits generated from these sales.

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

Competition in the interactive software entertainment industry may lead to reduced sales of our products and reduced market share.

Our industry is intensely competitive. We compete for both licenses to properties and the sale of games with the platform manufacturers and other publishers. As a result of their commanding positions in the industry, the manufacturers may have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. Some of our competitors have greater name recognition among consumers and licensors of properties, a broader product line, or greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees in connection with the acquisition of licensed properties. Additionally, large media companies, such as Disney and Viacom, are increasing their focus on the interactive entertainment software market, which might result in greater competition for us.

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

Competition for qualified personnel is intense in the interactive software entertainment industry and failure to hire and retain qualified personnel could seriously harm our business.

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

Consolidation in the interactive software entertainment industry presents challenges with respect to resources and integration of acquired businesses.

Consistent with our strategy to expand our internal development capabilities and distribution channels, we intend to continue to pursue acquisitions of companies, intellectual property rights and other assets that can be acquired on acceptable terms and which we believe can be operated or exploited profitably. As our industry continues to consolidate, we face significant competition in making acquisitions, which may constrain our ability to complete suitable transactions. This is particularly of concern for us because many of our competitors for potential acquisitions have greater financial and other resources.

Further, as we acquire companies, we are faced with additional challenges. The integration of newly acquired companies’ operations with our existing operations takes management time and effort. Additionally, there is a risk of loss of key employees, customers and vendors of the recently-acquired companies. Also, if we issue equity securities to pay for an acquisition, the ownership percentage of our existing stockholders would be reduced and the value of the shares held by our existing stockholders could be diluted. If we use cash to pay for an acquisition, the payment could significantly reduce the cash that would be available to fund our operations or to use for other purposes. Acquisition financing may not be available on favorable terms or at all. We may also be required to amortize significant amounts of identifiable intangible assets in connection with future acquisitions, which could adversely affect our reported earnings. Future acquisitions may also require us to assume contingent liabilities that could have a negative effect on our future results of operations.

Emerging technologies, such as games for wireless devices, require capital investments and present many unknown risks.

Wireless network and mobile phone technologies are undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing wireless games and other content will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our entertainment applications.

The markets for our applications are also characterized by frequent new mobile phone model introductions and shortening mobile phone model life cycles. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. As the life cycle of mobile phone models and other wireless devices shortens, we will be required to develop and adapt our existing applications and create new applications more quickly. These efforts may not be successful. Any failure or delay in anticipating technological advances or developing and marketing new applications that respond to any significant change in technology or customer demand could limit the available channels for our applications and limit or reduce our sales.

Unauthorized production and use of our intellectual property and rights could cause us material harm.

Unauthorized production occurs in the computer software industry generally, and were a significant amount of unauthorized production of our products to occur, it could materially and adversely affect our results of operations. We hold copyrights on the products, manuals, advertising and other materials owned by us and we maintain certain trademark rights. We regard our titles, including the underlying software, as proprietary and rely on a combination of trademark, copyright and trade secret laws as well as employee and third-party nondisclosure and confidentiality agreements, among other methods to protect our rights. We include with our products a “shrink-wrap” or “click-wrap” license agreement or limitations on use of the software. It is uncertain to what extent these agreements and limitations are enforceable, especially in foreign countries. Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. We cannot be certain that existing intellectual property laws will provide adequate protection for our products.

We may be subject to intellectual property claims.

Many patents have been issued that may apply to widely used game technologies. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. We are currently involved in litigation regarding such a claim. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend and could force us to cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain a license from the holder of the infringed intellectual property, which if available at all, may not be available on commercially favorable terms; redesign the effected interactive entertainment software products, which could cause us to incur additional costs, delay introduction and possibly reduce commercial appeal of our products; or pay damages to the holder of the infringed intellectual property for use of its property without a license. Any of these actions may cause material harm to our business and financial results.

Our reported financial results could be affected by changes in current accounting principles.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The Financial Accounting Standards Board and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. Changes in our accounting for stock options could materially increase our reported expenses.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we can not be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

Fluctuations in our quarterly operating results due to seasonality in the interactive software entertainment industry could result in substantial losses to investors.

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive software entertainment market is highly seasonal, with sales typically significantly higher during the year-end holiday buying season. Other factors that cause fluctuations include:

•        the timing of our release of new titles as well as the release of our competitor’s products;

•        the popularity of both new titles and titles released in prior periods;

•        the profit margins for titles we sell;

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

Currently, the interactive software entertainment industry is self-regulated and rated by the Entertainment Software Rating Board. Our retail customers take the Entertainment Software Rating Board rating into consideration when deciding which of our products they will purchase. If the Entertainment Software Rating Board or a manufacturer determines that a product should have a rating directed to an older or more mature consumer, we may be less successful in our marketing and sales of a particular product.

Recently, legislation has been introduced at the local, state and federal levels for the establishment of a government mandated rating and governing system in the United States and in foreign countries for our industry. Various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system, our ability to successfully market and sell our products could be adversely affected.

Any significant downturn in general economic conditions which results in a reduction in discretionary spending could reduce demand for our products and harm our business.

Our product sales are affected by the retail customer’s ability and desire to spend disposable income on the purchase of our games. Any significant downturn in general economic conditions which results in a reduction in discretionary spending could result in a reduction in demand for our products and could harm our business. Such industry downturns have been, and may continue to be, characterized by diminished product demand and subsequent erosion of average selling prices.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio. A substantial portion of our portfolio is in short-term investments made up of floating rate securities and municipal securities. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the investments. The credit facility is based on variable interest rates. At March 31, 2005, we had outstanding letters of credit of $3.8 million.

Foreign Currency Risk

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro, which may result in a gain or loss of earnings to us. The volatility of the GBP and the Euro (and all other applicable currencies) is monitored frequently throughout the year. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currencies of our foreign operations are generally denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included within general and administrative expense within the consolidated statements of operations.

We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in general and administrative expense in the consolidated statements of operations. These gains and losses are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities. As of March 31, 2005, we had foreign exchange forward contracts in the notional amount of

$35.1 million, all with maturities of less than one month, consisting primarily of Euros, Great British Pounds, and Canadian Dollars. The counterparties to these forward contracts are creditworthy multinational commercial and investment banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Calabasas Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2005 and 2004, the three months ended March 31, 2003 and the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, the three months ended March 31, 2003 and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California
June 8, 2005

Part I—Financial Information

Item 1. Financial Statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$98,175	$81,242
Short-term investments	232,998	171,797
Cash, cash equivalents and short-term investments	331,173	253,039
Accounts receivable, net of allowances	73,700	59,088
Inventory	23,802	22,303
Licenses	12,464	13,172
Software development	57,107	39,997
Income taxes receivable	9,783	—
Prepaid expenses and other current assets	14,530	9,451
Total current assets	522,559	397,050
Property and equipment, net	26,822	17,468
Licenses, net of current portion	75,523	9,068
Software development, net of current portion	8,144	9,798
Deferred income taxes	—	560
Income taxes receivable, net of current portion	9,513	—
Goodwill, net	83,440	59,399
Long-term marketable securities	—	24,320
Other long-term assets, net	21,392	9,488
TOTAL ASSETS	$747,393	$527,151
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,499	$22,147
Accrued liabilities	43,745	22,361
Accrued payment to venture partner	639	746
Accrued royalties	33,148	41,305
Income taxes payable	—	216
Deferred income taxes	6,841	642
Total current liabilities	120,872	87,417
Accrued liabilities, net of current portion	2,059	—
Accrued royalties, net of current portion	70,000	1,142
Deferred income taxes, net of current portion	4,466	—
Commitments and contingencies	—	—
Minority interest	1,238	—
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 40,459,748 and 38,166,978 shares issued and outstanding as of March 31, 2005 and 2004, respectively	405	382
Additional paid-in capital	347,664	304,860
Accumulated other comprehensive income	12,851	8,302
Retained earnings	187,838	125,048
Total stockholders’ equity	548,758	438,592
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$747,393	$527,151

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
Net sales	$756,731	$640,846	$66,800	$480,529
Costs and expenses:
Cost of sales	250,055	229,218	26,378	185,593
License amortization and royalties	85,926	71,132	5,576	40,476
Software development amortization	93,622	105,632	12,018	83,698
Product development	72,959	36,850	8,899	34,696
Selling and marketing	115,646	92,475	14,294	66,443
Payment to venture partner	9,774	9,675	644	10,146
General and administrative	54,831	47,006	8,442	34,993
Total costs and expenses	682,813	591,988	76,251	456,045
Income (loss) from operations	73,918	48,858	(9,451)	24,484
Interest income	4,337	2,378	878	5,277
Other income (expense)	—	4,000	(2,403)	(10,006)
Income (loss) before income taxes and minority interest	78,255	55,236	(10,976)	19,755
Income taxes	15,204	19,397	(3,290)	6,761
Income (loss) before minority interest	63,051	35,839	(7,686)	12,994
Minority interest	(261)	—	—	—
Net income (loss)	$62,790	$35,839	$(7,686)	$12,994
Net income (loss) per share—basic	$1.61	$0.94	$(0.20)	$0.33
Net income (loss) per share—diluted	$1.56	$0.92	$(0.20)	$0.32
Shares used in per share calculation—basic	39,030	38,186	38,319	39,203
Shares used in per share calculation—diluted	40,243	39,004	38,319	41,243

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

Year Ended December 31, 2002 and Three Months Ended March 31, 2003 and Fiscal Years Ended March 31, 2004 and 2005

				Accumulated Other
	Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Paid-In Capital	Income (Loss)	Earnings	Total
Balance at January 1, 2002	38,979,747	$390	$316,758	$(2,187)	$83,901	$398,862
Exercise of options	932,234	9	7,741	—	—	7,750
Issuance of common stock for ValuSoft acquisition	166,600	2	4,626	—	—	4,628
Issuance of warrants	—	—	1,214	—	—	1,214
Repurchase of common stock	(1,671,531)	(17)	(24,988)	—	—	(25,005)
Adjustments related to 2001 secondary offering	—	—	52	—	—	52
Stock compensation	8,952	—	436	—	—	436
Tax benefit related to the exercise of employee stock options	—	—	5,124	—	—	5,124
Comprehensive income:
Net income	—	—	—	—	12,994	12,994
Other comprehensive income
Foreign currency translation adjustment	—	—	—	4,318	—	4,318
Unrealized loss on investments	—	—	—	(1,507)	—	(1,507)
Comprehensive income						15,805
Balance at December 31, 2002	38,416,002	384	310,963	624	96,895	408,866
Exercise of options	144,411	2	1,406	—	—	1,408
Tax benefit related to the exercise of employee stock options	—	—	181	—	—	181
Repurchase of common stock	(568,307)	(6)	(7,752)	—	—	(7,758)
Stock compensation	15,773	—	530	—	—	530
Comprehensive loss:
Net loss	—	—	—	—	(7,686)	(7,686)
Other comprehensive loss
Foreign currency translation adjustment	—	—	—	(404)	—	(404)
Unrealized loss on investments	—	—	—	(1,127)	—	(1,127)
Reclassification adjustment for net losses included in net income	—	—	—	2,403		2,403
Comprehensive loss						(6,814)
Balance at March 31, 2003	38,007,879	380	305,328	1,496	89,209	396,413
Exercise of options	868,190	9	7,112	—	—	7,121
Issuance of warrants	—	—	956	—	—	956
Repurchase of common stock	(709,091)	(7)	(10,987)	—	—	(10,994)
Stock compensation	—	—	84	—	—	84
Tax benefit related to the exercise of employee stock options	—	—	2,367	—	—	2,367
Comprehensive income:
Net income	—	—	—	—	35,839	35,839
Other comprehensive income
Foreign currency translation adjustment	—	—	—	5,431	—	5,431
Unrealized gain on investments	—	—	—	1,375	—	1,375
Comprehensive income						42,645
Balance at March 31, 2004	38,166,978	382	304,860	8,302	125,048	438,592
Exercise of options	2,792,770	28	42,817	—	—	42,845
Issuance of warrants	—	—	2,422	—	—	2,422
Repurchase of common stock	(500,000)	(5)	(9,075)	—	—	(9,080)
Tax benefit related to the exercise of employee stock options	—	—	6,640	—	—	6,640
Comprehensive income:
Net income	—	—	—	—	62,790	62,790
Other comprehensive income
Foreign currency translation adjustment	—	—	—	2,802	—	2,802
Unrealized gain on investments, net of $1.9 million tax benefit	—	—	—	1,747	—	1,747
Comprehensive income						67,339
Balance at March 31, 2005	40,459,748	$405	$347,664	$12,851	$187,838	$548,758

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$62,790	$35,839	$(7,686)	$12,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	261	—	—	—
Depreciation and amortization	10,485	7,227	1,956	6,385
Amortization of licenses and software development	121,801	126,686	13,323	91,677
Loss on disposal of property and equipment	48	258	—	137
Stock compensation	—	84	530	436
Tax benefit related to the exercise of employee stock options	6,640	2,367	181	5,124
Deferred income taxes	7,442	2,464	(1,180)	(730)
Other than temporary impairment on investments	—	—	2,403	—
Write-off of Network Interactive Sports Ltd.	—	—	—	3,006
Changes in operating assets and liabilities:
Accounts receivable, net	(8,507)	(21,766)	111,022	(15,371)
Inventory	(1,015)	3,427	233	(12,112)
Licenses	(107,679)	(24,072)	(4,027)	(33,918)
Software development	(92,863)	(80,803)	(19,305)	(75,049)
Prepaid expenses and other current assets	(4,362)	2,318	771	(2,101)
Accounts payable	11,205	(343)	(20,374)	11,067
Accrued liabilities	12,744	970	(12,543)	14,203
Accrued payment to venture partner	(129)	70	(5,169)	(626)
Accrued royalties	60,694	15,012	(18,181)	8,834
Income taxes	(19,100)	1,416	(3,479)	2,374
Net cash provided by operating activities	60,455	71,154	38,475	16,330
INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	243,607	42,500	65,019	90,732
Purchase of short-term investments	(280,488)	(61,325)	(99,104)	(106,227)
Purchases of long-term marketable securities	—	(24,320)	—	—
(Increase) decrease in other long-term assets	(5,125)	(70)	1,510	(1,422)
Acquisitions, net of cash acquired	(19,234)	(2,300)	—	(9,373)
Acquisition of property and equipment	(16,651)	(7,638)	(2,099)	(7,794)
Investment in Network Interactive Sports Ltd.	—	—	—	(221)
Net cash used in investing activities	(77,891)	(53,153)	(34,674)	(34,305)
FINANCING ACTIVITIES:
Stock repurchase	(9,080)	(10,994)	(7,758)	(25,005)
Proceeds from issuance of common stock	—	—	—	52
Proceeds from exercise of warrants and stock options	42,844	7,121	1,408	7,750
Net cash provided by (used in) financing activities	33,764	(3,873)	(6,350)	(17,203)
Effect of exchange rate changes on cash	605	4,079	(784)	862
Net increase (decrease) in cash and cash equivalents	16,933	18,207	(3,333)	(34,316)
Cash and cash equivalents—beginning of period	81,242	63,035	66,368	100,684
Cash and cash equivalents—end of period	$98,175	$81,242	$63,035	$66,368
Cash paid during the period for:
Income taxes	$21,825	$15,625	$2,616	$3,257
Interest	$199	$144	$11	$76

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

Business.   THQ Inc., a Delaware corporation, is a leading worldwide developer and publisher of interactive entertainment software for the major hardware platforms in the video game market. We currently develop and/or publish titles primarily for Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube, Nintendo Game Boy Advance, Nintendo Dual Screen, Sony PlayStation Portable, personal computers and wireless devices. Sony, Microsoft and Nintendo recently announced that they would be releasing new consoles: the Sony PlayStation 3, Microsoft Xbox 360 and Nintendo Revolution. We are developing games for the PlayStation 3 and Xbox 360, and we intend to develop games for the Revolution, and plan to release games at or near the launch of each platform. Our titles span a wide range of categories, including action, adventure, fighting, racing, role playing, simulation, sports and strategy. Our customers include Wal-Mart, Toys “R” Us, Target, Best Buy, Game Stop, Electronics Boutique, Game Stores Group Ltd. and other national and regional retailers, discount store chains and specialty retailers.

All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following notes mean THQ Inc. and its subsidiaries.

Fiscal Year.   Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. Accordingly, the transitional period ended March 31, 2003 (Transition 2003) represents three months of operations.

Platform Licenses.

In addition to obtaining licenses to develop intellectual property, our business is dependent upon entering into license agreements with the platform manufacturers which allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform. Our key platform licenses currently include:

•        licenses with Nintendo to develop games for the GameCube, Game Boy Advance and Dual Screen;

•        licenses with Sony to develop games for the PlayStation 2 and PlayStation Portable; and

•        licenses with Microsoft to develop games for the Xbox.

Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony for the PlayStation 2, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We currently are licensed to publish and distribute titles on all platforms which are currently sold in the United States and Canada. We are licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox and Game Boy Advance in various additional territories, including Europe, Australia and New Zealand, parts of Asia and Central and South America. We expect to enter into additional platform licenses or extend current licenses as new platforms are launched or our current agreements expire.

The platform licenses are not exclusive and require that each title be approved by the manufacturer prior to development of the software, and once developed, manufactured solely by such manufacturer or a designated vendor of the manufacturer. The licenses establish the fees that we must pay to the manufacturer for each cartridge or disc made. Nintendo charges us a fixed amount for each Game Boy Advance cartridge manufactured. This amount varies based, in part, on the memory capacity of the cartridge. Our Nintendo, Sony and Microsoft console agreements include a charge for every disc manufactured. The amounts charged by the manufacturers for both console discs and handheld cartridges include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging.

In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale, or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties. Conversely, our agreements with our independent software developers and property licensors typically provide for us to be indemnified with respect to certain matters. If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to, in turn, indemnify us. Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation.   The consolidated financial statements include the accounts of THQ Inc. and its wholly owned and majority owned subsidiaries as well as the venture we have with JAKKS Pacific, Inc. See “Note 13—Agreement with JAKKS Pacific, Inc.” The results of operations for acquisitions of companies accounted for using the purchase method have been included in the consolidated statements of operations beginning on the closing date of acquisition. All material intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation.   Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss). The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was $1.2 million and $2.3 million for the fiscal years ended March 31, 2005 and 2004, respectively. The translation gain (loss) on long-term intercompany balances included in the foreign currency translation was ($0.4) million and $1.8 million for Transition 2003 and the year ended December 31, 2002, respectively. Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency. For the fiscal years ended March 31, 2005 and 2004, foreign currency transaction gains were $2.3 million and $1.4 million, respectively, and are included in general and administrative expenses. For Transition 2003 and the year ended December 31, 2002 foreign currency transaction gains (losses) were not material.

Cash, Cash Equivalents, Short-Term Investments, and Long-Term Marketable Securities

	March 31,
	2005	2004
(in thousands)
Cash and cash equivalents	$98,175	$81,242
Short-term investments
Available for sale	209,378	165,995
Held to maturity	23,620	5,802
Short-term investments	232,998	171,797
Long-term marketable securities	—	24,320
Cash, cash equivalents, short-term investments and long-term marketable securities	$331,173	$277,359

Investments with original maturities greater than three months, but less than one year, are considered short-term investments. We invest in highly liquid debt instruments with strong credit ratings. The carrying amounts of the investments approximate fair value due to their short maturities. Unrealized gains and (losses) are recorded as a separate component of accumulated other comprehensive income (loss) for investments classified as available-for-sale.

We invest in marketable securities and classify the securities as available-for-sale under Statement of Financial Accounting Standard (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, available-for-sale marketable securities are accounted for at market prices, with the unrealized gain or loss, less applicable deferred income taxes, shown as a separate component of stockholders’ equity.

Short-term investments are primarily auction rate securities. The interest rates on these securities are typically reset to market prevailing rates every 50 days or less, and in all cases every 90 days or less, but have longer stated maturities. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. Short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes in the consolidated financial statements. Prior to the end of fiscal 2005, we classified auction rate securities as cash and cash equivalents. Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation. There was no impact on net income or cash flow from operating activities as a result of the reclassification. We had $209.4 million of investments in auction rate securities as of March 31, 2005. In the previously reported consolidated statement of cash flows for the year ended March 31, 2004, cash used in investing activities related to these short-term investments of $166 million was included in cash and cash equivalents.

The realized gains from sales of available-for-sale securities were $130,000 and $126,000 for fiscal 2005 and 2004, respectively. There were no unrealized gains or (losses) from sales of available-for-sale securities for fiscal 2005 and 2004, respectively except Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets. At March 31, 2003 we reclassified $556,000 of unrealized losses to net income (loss). The unrealized gains and (losses) on the investments in securities for Transition 2003 and the year ended December 31, 2002 were $44,000 and ($492,000), respectively. See “Note 8—Other Long-Term Assets” for disclosure of activity related to Yuke’s.

During fiscal 2004 we acquired municipal bonds with maturities of greater than one year for $24.3 million. These bonds are classified as held-to-maturity. Investments with a maturity greater than one year at the time of purchase are considered to be long-term assets. During the fiscal year ended March 31, 2005, $24.3 million of these marketable securities were reclassified as short-term investments due to their maturity date being less than one year. As of March 31, 2005, the value of our long-term marketable securities was zero. As of March 31, 2005, our available-for-sale debt securities have stated maturities ranging from 8 to 34 years. Our held-to-maturity debt securities have maturities less than one year.

Short-term investments and long-term marketable securities at March 31, 2005 and 2004 were as follows (in thousands):

	March 31, 2005				March 31, 2004
	Amortized Costs	Gross Unrealized Costs	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale (current):
Corporate notes and bonds	$23,200	$—	$—	$23,200	$53,600	$—	$—	$53,600
Municipal securities	186,178	—	—	186,178	112,395	—	—	112,395
Total available-for-sale investments	$209,378	$—	$—	$209,378	$165,995	$—	$—	$165,995
Held-to-maturity (current):
Corporate debt securities	$—	$—	$—	$—	$4,800	$—	$—	$4,800
Municipal securities	23,620	—	—	23,620	1,002	—	—	1,002
Total current held-to-maturity investments	$23,620	$—	$—	$23,620	$5,802	$—	$—	$5,802
Held-to-maturity (long-term):
Municipal securities	$—	$—	$—	$—	$24,320	$—	$—	$24,320
Total long-term held-to-maturity investments	$—	$—	$—	$—	$24,320	$—	$—	$24,320

Financial Instruments.   The carrying value of certain financial instruments, including cash and cash equivalents, short-term investments held to maturity, accounts receivable, accounts payable, accrued expenses and accrued royalties, approximate fair market value based on their short-term nature. Short-term investments classified as available for sale are stated at fair value.

We account for our derivative and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or liabilities, respectively, on our consolidated balance sheets. As discussed below, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. During each of the periods presented we did not have any derivatives that qualified for hedge accounting. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the forward rate of the various hedged currencies as of the end of the period. As of March 31, 2005 and 2004, we had foreign exchange forward contracts in the notional amount of $35.1 million and zero, respectively. The net gain recognized from foreign currency contracts in fiscal 2005 was $682,000 and is included in general & administrative expense in our consolidated statements of operations. We did not have any gains or losses from foreign currency contracts in fiscal years prior to 2005.

Concentrations of Credit Risk.   Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term marketable securities. We place cash and cash equivalents and short-term investments with high credit-quality institutions and limit the amount of credit exposure to any one institution. We believe this risk is immaterial due to the short-term nature of such investments. As of March 31, 2005 we did not have any long-term marketable securities. Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Sales (before returns and allowances) to a major customer represented 14%, 19%, 25% and 16% of gross sales in the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002, respectively. This customer accounted for approximately 16% and 20% of accounts receivable (before reserve for returns and allowances) at March 31, 2005 and 2004, respectively. Sales (before returns and allowances) to another major customer represented 7%, 7%, 11% and 13% of gross sales in the years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002, respectively. This customer accounted for approximately 5% and 12% of accounts receivable (before reserve for returns and allowances) at March 31, 2005 and 2004, respectively.

Inventory.   Inventory, which consists principally of finished products, is stated at the lower of cost (moving weighted average) or market. We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales.

Property and Equipment.   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. Property and equipment consist of the following:

	Useful	March 31,
	Lives	2005	2004
(In thousands)
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	45,254	31,111
Furniture, fixtures and equipment	5 yrs	5,842	3,960
Leasehold improvements	3-6 yrs	4,221	2,422
Automobiles	2-5 yrs	162	153
Less: accumulated depreciation and amortization		(29,777)	(21,298)
		$26,822	$17,468

Depreciation and amortization expense associated with property and equipment amounted to $8.6 million, $6.7 million, $1.7 million, and $5.9 million for the fiscal years ended March 31, 2005 and 2004, Transition 2003, and the year ended December 31, 2002, respectively.

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

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. See—“Long-Lived Assets” below. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2005, the net carrying value of our licenses was $88 million.

Software Development.   We utilize both internal development teams and independent software developers to develop our software. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to independent software developers and the direct payroll and facilities costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization. See—“Long-Lived Assets” below. If actual revenues, or revised forecasted revenues, fall below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter. As of March 31, 2005, the net carrying value of our software development was $65.3 million.

Goodwill and Other Intangible Assets.   In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortizing goodwill. According to our accounting policy, we performed an annual review during the quarter ended June 30, 2004, and found no impairment. We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. We performed similar impairment tests during the quarter ended June 30, 2004 for indefinite-lived intangible assets and found no impairment. All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Long-Lived Assets.   We evaluate long-lived assets, including, but not limited to, licenses, software development, property and equipment and identifiable intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Potential impairment of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition.   Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions, and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission (“SEC”).

Product Sales:   We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis. We estimate such price protection, returns or other allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. See “Note 5—Allowance for Price Protection, Returns and Doubtful Accounts.” Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

Software Licenses:   For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned.

Revenue from the licensing of software for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002 was $13.2 million, $8.4 million, $4.1 million and $2.0 million, respectively.

Wireless Revenue:   We recognize wireless revenues principally from the sale or subscription of our applications to wireless subscribers under distribution agreements with wireless carriers in the period in which the applications are purchased by the subscribers, assuming that: fees are fixed and determinable; we have no significant obligations remaining and collection of the related receivable is reasonably assured. In accordance with the distribution agreements, the wireless carriers are responsible for billing, collecting and remitting our fees to us. The wireless carriers generally report the final sales data to us within 10 to 45 days following the end of each month. When final sales data is not available in a timely manner for reporting purposes, we estimate our revenues based on available sales data and historical trends. We will record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

Also, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize as revenues the net amount the wireless carrier pays to us upon the sale of our applications, net of any service or other fees earned and deducted by the wireless carrier.

Advertising.   Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. Advertising costs for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002 were $57 million, $45.3 million, $5.2 million and $34.4, respectively.

Employee Stock-Based Compensation.   We account for our employee stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock option compensation expense, other than acquisition-related compensation, is recognized in our consolidated statements of operations because all stock options granted had an exercise price equal to the fair value of the underlying common stock on the grant date, except for options issued by Locomotive Games, Inc. (which changed its name from Pacific Coast Power & Light Company in April 2005) and Genetic Anomalies prior to their acquisitions, which were issued at below market. The estimated fair value of the options granted in the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002 was $22.7 million, $20.6 million, $3.4 million and $31.3 million, respectively.

On November 13, 2003, we commenced a Stock Option Exchange Program (“the Program”) under which eligible employees holding options to purchase an aggregate of 1,494,614 shares of our common stock, with a weighted average exercise price of $30.77 per share and a range of $27.49 to $39.11 per share, could elect to exchange their options for a designated fewer number of replacement options with a new exercise price to be granted at least six months and one day from the cancellation date. Our executive officers and directors were not eligible to participate in the Program. In accordance with the terms of the Program, we canceled 1,216,903 outstanding stock options on December 15, 2003 and on June 21, 2004 granted, in exchange for the canceled options, 758,836 new options. The replacement options have an exercise price of $21.73, which was the closing price of a share of THQ common stock on the Nasdaq Stock Market on June 21, 2004 and were fully vested as of December 21, 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the table below includes a modification of the 1,216,903 stock options canceled under the Exchange Program that were immediately reissued as 758,836 new options on the cancellation date.

The fair value of options granted under the stock option plans during the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002, respectively, was determined using the Black-Scholes option pricing model utilizing the following assumptions:

	Fiscal Year Ended March 31		Transition	Year Ended December 31,
	2005	2004	2003	2002
Dividend yield	0%	0%	0%	0%
Anticipated volatility	57%	69%	73%	73%
Weighted average risk-free interest rate	3.48%	2.60%	3.46%	3.46%
Expected lives	4 years	4 years	4 years	4 years

The following table shows what our net income and earnings per share would have been for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002 had we accounted for our stock-based compensation plans under the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” using the assumptions in the table above. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Fiscal Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
(In thousands, except per share data)
Net income (loss)—as reported	$62,790	$35,839	$(7,686)	$12,994
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	54	119	104
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,996)	(14,890)	(4,033)	(19,436)
Net income (loss)—pro forma	$49,794	$21,003	$(11,600)	$(6,338)
Earnings (loss) per share:
Basic—as reported	$1.61	$0.94	$(0.20)	$0.33
Basic—pro forma	$1.28	$0.55	$(0.30)	$(0.16)
Diluted—as reported	$1.56	$0.92	$(0.20)	$0.32
Diluted—pro forma	$1.24	$0.54	$(0.30)	$(0.16)

Income Taxes.   Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Basic and Diluted Earnings (Loss) Per Share.   The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented:

	Fiscal Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
(In thousands, except per share data)
Net income (loss) used to compute basic and diluted earnings per share	$62,790	$35,839	$(7,686)	$12,994
Weighted average number of shares outstanding—basic	39,030	38,186	38,319	39,203
Dilutive effect of stock options and warrants	1,213	818	—	2,040
Number of shares used to compute earnings (loss) per share—diluted	40,243	39,004	38,319	41,243

Stock options to purchase approximately 1,957,000, 4,146,000, and 2,462,000 shares of common stock in the fiscal years ended March 31, 2005 and 2004, and the year ended December 31, 2002, respectively, were outstanding but are not included in the computation of diluted earnings per common share because the option exercise prices for these options were greater than the average market price per of our common stock during the period. Stock options to purchase approximately 600,000 shares of common stock in Transition 2003 were outstanding but not included in the computation of diluted earnings per share due to the net loss reported in this period.

Recently Issued Accounting Pronouncements.   In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R originally required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter or annual period after June 15, 2005. On April 21, 2005 the SEC issued a rule that amends the date of compliance with SFAS No. 123R (“the SEC amendment”). Under the SEC amendment, SFAS No. 123R must be adopted beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which means that we must adopt SFAS No. 123R by April 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and believe the adoption of SFAS No. 123R may have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

3.   Business Combinations

In fiscal 2005, we acquired the following two entities for a total cost of $14.3 million, which was paid primarily in cash:

•   Relic Entertainment, located in Vancouver, British Columbia, Canada, a developer of interactive entertainment software for video game hardware devices and personal computers

•   Blue Tongue Entertainment Limited, located in Melbourne, Australia, a developer of interactive entertainment software for video game hardware devices.

Also in fiscal 2005, we purchased an additional 25% of the outstanding common stock of Minick Holdings AG for a total cost of $10.7 million. Minick develops and operates interactive software applications for wireless devices such as Short Messaging Service (“SMS”), Enhanced Messaging Service (“EMS”), Multimedia Messaging Service (“MMS”), messaging information, and multimedia and voting applications. They are based in Zurich, Switzerland.

Goodwill recognized in the above transactions amounted to $18.2 million, none of which is expected to be deductible for income tax purposes.

In 2002, we acquired ValuSoft, Inc. for a total cost of $14.2 million, which was paid primarily in cash. In addition, we have since paid the former shareholders of ValuSoft additional consideration in the amount of $4.6 million because ValuSoft reached certain pre-tax income targets in the two years subsequent to the acquisition. They are still eligible for additional consideration in the amount of $6.4 million, which may be paid by us in cash or stock, if they reach certain pre-tax income targets over the next three years. Any additional consideration determined to be payable will increase goodwill in the period such pre-tax income targets are reached. Goodwill recognized in the original transaction and in the payments of the additional consideration has amounted to $16.6 million and is expected to be deductible for income tax purposes.

4.   Credit Facility

On November 29, 2004, we amended our revolving credit agreement to (i) extend the term of the credit agreement through November 29, 2006; and (ii) increase the maximum monthly facility amount to $40 million for each August, September and October, and reduce the maximum monthly facility amount to $12 million for every other month. Additionally, pursuant to the amendment, the credit facility is now unsecured and accordingly the bank terminated its lien over our assets on January 4, 2005.  The credit agreement contains customary financial and non-financial covenants that require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions. As of March 31, 2005, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $3.8 million.

5.   Allowance for Price Protection, Returns and Doubtful Accounts

We derive revenues from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. Management uses significant judgment and makes estimates in connection with establishing allowances for price protection, returns, and doubtful accounts in any accounting period.

The allowance for price protection, returns and doubtful accounts at March 31, 2005, 2004 and Transition 2003 consisted of the following:

	Fiscal Year Ended March 31,		Transition
	2005	2004	2003
(In thousands)
Beginning balance	$(52,426)	$(43,406)	$(59,919)
Provision for price protection, returns and doubtful accounts	(106,504)	(120,982)	(10,046)
Actual deductions for price protection, returns and doubtful accounts	100,810	111,962	26,559
Ending balance	$(58,120)	$(52,426)	$(43,406)

6.   Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2005 and 2004 were as follows (in thousands):

Balance at March 31, 2003	$58,609
Adjustments to goodwill during the period	(1,510)
Additional consideration paid for ValuSoft	2,300
Balance at March 31, 2004	59,399
Purchase of Relic	9,064
Additional investment in Minick	8,611
Additional consideration paid for ValuSoft	2,300
Purchase of Blue Tongue	2,452
Effect of foreign currency exchange rates	1,614
Balance at March 31, 2005	$83,440

The adjustment to goodwill in fiscal 2004 related to acquired net operating loss carry forwards in Germany that were not recorded at the time of acquisition due to uncertainties about their realization. Due to the recent clarification in the tax law, we now expect to realize the net operating losses.

7.   Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets. Intangible assets are as follows:

		March 31, 2005			March 31, 2004
Intangible Assets	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
(In thousands)
Amortizable intangible assets:
Licenses	Varies	$220,982	$(132,995)	$87,987	$113,118	$(90,878)	$22,240
Software development	Varies	226,083	(160,832)	65,251	198,659	(148,864)	49,795
Acquired intellectual property	Varies	4,368	—	4,368	—	—	—
Software technology	2-3 years	2,123	(614)	1,509	—	—	—
Software games	2 years	865	(280)	585	—	—	—
Trade secrets	5 years	1,800	(1,170)	630	1,800	(810)	990
Customer list	4-5 years	1,523	(254)	1,269	—	—	—
Trade names	3-10 years	3,055	(298)	2,757	1,025	—	1,025
Non-compete/ Employment contracts	3-6.5 years	967	(435)	532	706	(244)	462
Total		$461,766	$(296,878)	$164,888	$315,308	$(240,796)	$74,512

The useful lives of licenses, software development and acquired intellectual property are based on net product sales and therefore not disclosed in years. The estimated amortization expense for licenses, software development and acquired intellectual property is based on anticipated release dates and total projected revenue. Amortization expense related to licenses and software development for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002 was $121.8 million, $126.7 million, $13.3 million and $91.7 million, respectively. Amortization expense related to other intangible assets for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002 was $2.0 million, $1.2 million, $280,000 and $1.0 million, respectively.

Estimated Amortization Expense
(In thousands):

Fiscal Years Ending March 31,
2006	$73,657
2007	26,889
2008	18,481
2009	16,453
2010	17,044
Thereafter	12,364
$164,888

8.   Other Long-Term Assets

In addition to intangible assets See “Note 7—Intangible Assets,” other long-term assets include our investment in Yuke’s. On March 21, 2000, we acquired less than a 20% interest in a Japanese developer, Yuke’s, which was privately held. In December 2001, Yuke’s had an initial public offering of its common stock, which is now traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. The original cost of this investment was $5.0 million. At March 31, 2003 the investment in Yuke’s was written down to $3.2 million due to an other than temporary decline in the fair value of the investment. At March 31, 2004, the carrying value of the investment in Yuke’s was $4.6 million. For the fiscal year ended March 31, 2005, the unrealized holding gain was $3.6 million, which brings the carrying value of the investment to $8.2 million at March 31, 2005. Due to the long-term nature of this relationship, this investment is included in other long-term assets in the consolidated balance sheet. Under separate development agreements, Yuke’s creates exclusively for us certain World Wrestling Entertainment wrestling games for the PlayStation 2 and GameCube.

In November 2004, we acquired all intellectual property rights to the Juiced franchise, a street racing property, including the Juiced videogame that we plan to release in the first quarter of fiscal 2006, for $8.6 million in cash. Of the $8.6 million paid, we attributed $4.4 million to the intellectual property rights, which is included in other long-term assets in the consolidated balance sheet, and attributed $4.2 million to the current product under development which is included in software development in the consolidated balance sheet. The amount attributed to the intellectual property rights will be amortized over the estimated useful life of the franchise and the amount attributed to the current product under development will be amortized consistent with our accounting policy described in Note 2.

9.   Income Taxes

Income (loss) before provision (benefit) for income taxes consisted of:

	Fiscal Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
(In thousands)
United States	$68,933	$46,115	$(5,871)	$16,471
Foreign	9,322	9,121	(5,105)	3,284
	$78,255	$55,236	$(10,976)	$19,755

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
(In thousands)
Current
Federal	$6,160	$11,112	$(139)	$6,742
State	(2,428)	2,716	—	814
Foreign	4,776	4,495	(1,960)	1,765
	8,508	18,323	(2,099)	9,321
Deferred
Federal	6,012	2,775	(1,295)	(1,940)
State	1,113	319	(125)	(194)
Foreign	(429)	(2,020)	229	(426)
	6,696	1,074	(1,191)	(2,560)
Provision (benefit) for income taxes	$15,204	$19,397	$(3,290)	$6,761

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate to the provision (benefit) recorded in the consolidated financial statements is as follows:

	Fiscal Year Ended March 31,		Transition	Year Ended December 31,
	2005	2004	2003	2002
(In thousands)
Federal provision (benefit) at statutory rate	35.0%	35.0%	(35.0)%	35.0%
State taxes (net of Federal benefit and state research and development income tax credit)	(2.2)	3.6	(1.1)	2.0
Research and development income tax credit claimed for prior years	(7.9)	—	—	—
Other than temporary impairment in Yuke’s Co., Ltd.	—	—	5.9	—
Rate differences in foreign taxes and other, net	(5.5)	(3.5)	—	(2.8)
	19.4%	35.1%	(30.0)%	34.2%

Deferred income taxes were:

	March 31,			March 31,
	2005			2004
	Federal	State	Foreign	Federal	State	Foreign
(In thousands)
Current
Deferred income tax assets:
Net operating loss	$—	$—	$1,323	$—	$—	$—
Allowance for price protection, returns and doubtful accounts	8,648	1,235	774	8,697	1,242	821
Accrued expenses	6,010	859	—	1,653	237	—
State income taxes	1,382	—	—	687	—	—
Other—net	401	62	626	703	109	(551)
Valuation allowance	—	—	(330)	—	—	—
Total deferred income tax assets	$16,441	$2,156	$2,393	$11,740	$1,588	$270
Deferred income tax liabilities:
Software development costs	(21,722)	(3,103)	—	(12,291)	(1,756)	—
Other—net	(2,502)	(358)	(146)	(169)	(24)	—
Deferred income taxes	$(7,783)	$(1,305)	$2,247	$(720)	$(192)	$270
Non-Current
Deferred income tax assets:
Net operating loss	$—	$—	$—	$—	$124	$1,951
Other—net	1,534	219	2,000	2,163	322	—
Valuation allowance	—	—	(1,828)	(854)	(79)	—
Net deferred tax assets	$1,534	$219	$172	$1,309	$367	$1,951
Deferred income tax liabilities:
Software development costs	(1,045)	(149)	—	(768)	(110)	—
Depreciation and amortization	(1,483)	(142)	—	(397)	—	—
Identifiable intangible assets	(825)	(118)	(1,947)	(825)	(118)	—
Other—net	(592)	(85)	(5)	(743)	(106)	—
Deferred income taxes	$(2,411)	$(275)	$(1,780)	$(1,424)	$33	$1,951

The valuation allowance increased by $1.3 million during fiscal 2005.

As of March 31, 2005 we had no federal, no state and $3.3 million of foreign net operating loss carryforwards. The foreign net operating loss carryforward is indefinite.

Total deferred tax assets and total deferred tax liabilities at March 31, 2005 were $22.9 million and $34.2 million, respectively. Total deferred tax assets and total deferred tax liabilities at March 31, 2004 were $17.2 million and $17.3 million, respectively.

The non-current portion of income tax receivable represents the research and development income tax credits that we anticipate receiving beyond our normal operating cycle of 12 months.

At March 31, 2005 we had accumulated foreign earnings of $20.2 million. We do not plan to repatriate these earnings, therefore, no United States income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

10.   Employee Defined Contribution Plan

We sponsor for our United States employees a defined contribution plan under Section 401(k) of the Internal Revenue Code. Commencing January 1, 2005 the plan was amended to allow employees the ability to defer up to 60% of their annual compensation (up to the annual maximum amount allowable by law). The plan also provides that the company will make a matching contribution equal to each employee’s deferral, up to 4% of eligible compensation. We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution. Expenses under the plan were $2.7 million, $1.7 million, $389,000, and $1.5 million in the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002, respectively.

11.   Stock Option Plans

As of March 31, 2005, we utilize two stock option plans, the THQ Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) and the THQ Inc. Third Amended and Restated Nonexecutive Employee Stock Option Plan (the “NEEP Plan”). The 1997 Plan provides for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors and the NEEP plan provides for the issuance of up to 2,142,000 shares available for nonexecutive employees of THQ of which no more than 20% is available for awards to our nonexecutive officers and no more than 15% is available for awards to the nonexecutive officers or general managers of our subsidiaries or divisions.

As of March 31, 2005, 3,199,514 options under the 1997 Plan were available for grant and 93,965 options under the NEEP Plan were available for grant. Stock options granted under the 1997 Plan may be incentive stock options or non-qualified stock options. Options may be granted under the 1997 Plan to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of non-qualified stock options, all employees (including officers), consultants and non-employee directors of THQ. The NEEP Plan has primarily the same attributes as the 1997 Plan, but participation is reserved for employees who are not executive officers and only non-qualified options may be granted.

The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under these plans become exercisable over three years and expire within five years from the date of grant.

The exercise price per share of all options granted under the plans in the year ended December 31, 2002, Transition 2003 and the fiscal years ended March 31, 2004 and 2005 has been the closing market price of the stock on the date of the grant.

	Weighted Average	Number of
Stock Options	Exercise Price	Shares
Balance at January 1, 2002	$18.42	6,367,212
Granted	$26.54	2,192,639
Exercised	$9.58	(545,937)
Canceled	$24.54	(1,042,064)
Balance at December 31, 2002	$20.93	6,971,850
Granted	$12.40	487,500
Exercised	$9.83	(143,148)
Canceled	$20.46	(442,410)
Balance at March 31, 2003	$20.58	6,873,792
Granted	$16.10	2,414,425
Exercised	$8.59	(781,330)
Canceled	$27.05	(2,030,468)
Balance at March 31, 2004	$18.14	6,476,419
Granted	$20.26	3,052,646
Exercised	$15.71	(2,688,653)
Canceled	$19.74	(457,346)
Balance at March 31, 2005	$20.07	6,383,066
Options exercisable at December 31, 2002	$16.75	3,164,326
Options exercisable at March 31, 2003	$18.03	3,382,098
Options exercisable at March 31, 2004	$18.39	3,260,463
Options exercisable at March 31, 2005	$22.31	2,792,370

Options granted and shares exercised relating to options granted outside of our stock option plans during the year ended December 31, 2002, Transition 2003 and the fiscal years ended March 31, 2004 and 2005, are listed below. Share exercise prices for these options equal the market price of our common stock at the date of the grant except for options issued by Locomotive Games, Inc. and Genetic Anomalies prior to the acquisitions, which were issued at below market value. These options were accounted for under APB Opinion No. 25 and we have recognized stock compensation of zero, $84,000, $189,000 and $169,000 for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and for the year ended December 31, 2002, respectively. Generally, options granted outside of our stock option plans become exercisable over three years and expire within five years from the date of grant.

	Weighted Average	Number of
Stock Options	Exercise Price	Shares
Balance at January 1, 2002	$6.53	793,484
Granted	$—	—
Exercised	$6.95	(386,297)
Canceled	$11.00	(8,554)
Balance at December 31, 2002	$6.05	398,633
Granted	$—	—
Exercised	$0.57	(1,263)
Canceled	$0.62	(166)
Balance at March 31, 2003	$6.07	397,204
Granted	$—	—
Exercised	$4.72	(86,860)
Canceled	$20.52	(1,918)
Balance at March 31, 2004	$6.29	308,426
Granted	$—	—
Exercised	$5.83	(104,117)
Canceled	$31.50	(540)
Balance at March 31, 2005	$6.46	203,769
Options exercisable at December 31, 2002	$6.06	397,492
Options exercisable at March 31, 2003	$6.07	397,204
Options exercisable at March 31, 2004	$6.29	308,426
Options exercisable at March 31, 2005	$6.46	203,769

The following table summarizes information about stock options outstanding at March 31, 2005:

	Number	Weighted Average	Weighted
Range of Exercise Price	Outstanding at March 31, 2005	Remaining Contractual Life	Average Exercise Price
$ 0.49 - $10.25	176,410	1	$2.35
$11.33 - $16.70	1,309,715	3	$13.81
$16.82 - $22.08	3,577,940	4	$19.09
$22.09 - $30.04	1,454,704	2	$27.70
$30.93 - $38.53	68,066	2	$34.35
	6,586,835	3	$19.65

The following table summarizes information about stock options exercisable at March 31, 2005:

	Shares	Weighted
Range of Exercise Price	Exercisable at March 31, 2005	Average Exercise Price
$ 0.49 - $10.25	176,410	$2.35
$11.33 - $16.70	649,232	$13.90
$16.82 - $22.08	947,516	$20.03
$22.09 - $30.04	1,154,914	$28.45
$30.93 - $38.53	68,067	$34.35
	2,996,139	$21.81

12.   Capital Stock Transactions

On September 10, 2002, we announced that our Board of Directors authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions. On November 21, 2002, we announced that our Board of Directors authorized the repurchase of up to an additional $25.0 million of our common stock from time to time on the open market or in private transactions. On February 5, 2004, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of our common stock, bringing the total authorized repurchase amount to $75.0 million. As of March 31, 2005, we have repurchased 3,449,000 shares of our common stock for approximately $52.9 million, leaving $22.1 million available for future repurchases. There is no expiration date for the authorized repurchases.

During the fiscal year ended March 31, 2005, we finalized the terms of warrants we committed to issue in connection with a licensing agreement under which we had previously shipped product. We issued these warrants to purchase 160,000 shares of common stock at $20.23 per share having an estimated fair value of $2.0 million. Prior to finalizing the warrants terms, we estimated the fair value of the warrants commitment based upon the terms subject to our then ongoing negotiations with the licensor, and amortized this estimated value to license amortization and royalties in accordance with our accounting policy described in Note 5 over the periods during which we had been shipping product under the license. The fair value of the finalized warrants was determined using the Black-Scholes option pricing model with the following assumptions: an anticipated volatility of 67.2%, a weighted average risk-free interest rate of 2.9%, and a term of 6 years. The fair value of the warrants are included in licenses in the consolidated balance sheet. The fair value of the finalized warrants were less than previously estimated and as a result we recorded a reduction in license amortization and royalties expense in the consolidated statement of operations for the fiscal year ended March 31, 2005, of approximately $1.7 million. The warrants expire December 31, 2009. As of March 31, 2005, these warrants had not been exercised and are all outstanding.

In connection with a licensing agreement, in September 2003, we issued a warrant to purchase 100,000 shares of common stock at $15.68 per share having an estimated fair value of $1.4 million. The estimated fair value was determined using the Black-Scholes option pricing model with the following assumptions: an anticipated volatility of 87%, a weighted average risk-free interest rate of 4.87%, and a term of 10 years. The fair value of the warrant is included in licenses in the consolidated balance sheet. The warrant expires December 31, 2013. As of March 31, 2005, this warrant has not been exercised and is outstanding.

On July 1, 2002, we issued approximately 167,000 shares of common stock as part of the purchase price of ValuSoft.

In connection with obtaining a license agreement, in February 2002, we issued a warrant to purchase 75,000 shares of common stock at $29.13 per share having a fair value of $1.2 million at the time of issuance. The estimated fair value was determined using the Black-Scholes option pricing model with the following assumptions: an anticipated volatility of 71%, a weighted average risk-free interest rate of 4.38%, and a term of 4 years. The fair value of the warrant is included in licenses in the consolidated balance sheet. The warrant expires December 31, 2005. As of March 31, 2005, this warrant has not been exercised and is outstanding.

13.   Agreement with JAKKS Pacific, Inc.

In June 1999 we entered into an operating agreement with JAKKS Pacific, Inc. (“JAKKS”) that governs our relationship with respect to the World Wrestling Entertainment, Inc. (“WWE”) license. This agreement was amended in January 2002. Our relationship with JAKKS was established to enable THQ to develop, manufacture, distribute, market and sell video games pursuant to the license from WWE. The principal terms of this operating agreement are as follows:

•        We are responsible for funding all operations of the venture, including all payments owed to WWE;

•        For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS is entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the net sales from WWE-licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. We are entitled to the profits and cash distributions remaining after the payment of these amounts;

•        For periods after June 30, 2006, the amount of the preferred payment will be subject to renegotiation between the parties. An arbitration procedure is specified in the event the parties do not reach agreement; and

•        We are responsible for the day-to-day operations of the venture. We are responsible for development, sales and distribution of WWE-licensed games, and JAKKS is responsible for the approval process and other relationship matters with WWE.

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

We are currently involved in litigation with WWE and JAKKS with respect to the license. See “Note 15—Commitments and Contingencies.”

14.   Stockholders Rights Plan

On March 6, 2002, the Board of Directors (the “Board”) approved an amendment to the Amended and Restated Rights Agreement dated August 22, 2001 (the “Plan”). Pursuant to the Plan, each share of common stock has one preferred stock purchase right (“Right”) which entitles the registered holder to purchase one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock at an exercise price of $100, subject to adjustment. The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding common stock of THQ. In the event that any person or group acquires 15% or more of our outstanding common stock, each holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of common stock having a current market value equal to two times the exercise price of the Right.

In the event that any person or group acquires 15% or more of the outstanding common stock of THQ, each registered holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of common stock having a current market value equal to two times the exercise price of the Right. If we are acquired in a merger or other business combination, each registered holder of a Right will be entitled to purchase, at the exercise price, a number of shares of common stock of the acquirer having a current market value equal to two times the exercise price of the Right.

The Board may redeem the Rights at a redemption price of $.001 per Right, subject to adjustment, at any time until 10 days after the acquisition of 15% or more of the common stock of THQ. At any time after a person or group has acquired 15% or more but less than 50% of the common stock, the Board may exchange all or part of the Rights for shares of common stock at an exchange ratio of one share of common stock for each Right or one one-thousandth (1/1000) of a share of Series A Junior Participating Preferred Stock per Right, subject to adjustment. The Rights expire on June 21, 2010.

15.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Other(5)	Total
2006	$82,157	$16,362	$7,659	$3,800	$2,000	$111,978
2007	54,221	5,796	8,482	—	2,000	70,499
2008	43,424	2,498	8,751	—	—	54,673
2009	37,000	2,335	8,357	—	—	47,692
2010	12,000	1,752	7,515	—	—	21,267
Thereafter	22,000	—	28,586	—	—	50,586
	$250,802	$28,743	$69,350	$3,800	$4,000	$356,695

(1)          Licenses and Software Development.   We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2005 are approximately $250.8 million. License/software development commitments included $78.3 million of commitments to licensors that have been included in our consolidated balance sheet as of March 31, 2005 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2006 will be $16.4 million.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. On December 30, 2004, we entered into a lease for premises located in Agoura Hills, California, which we intend to use as our corporate headquarters. Our current corporate headquarters lease expires in October 2005. Most of our leases contain rent escalations.

Rent expense was $6.0 million, $4.5 million, $1.1 million and $3.4 million for the fiscal years ended March 31, 2005 and 2004, Transition 2003 and the year ended December 31, 2002, respectively.

(4)          Letters of Credit.   We had approximately $3.8 million in obligations under our credit facility with respect to letters of credit and no outstanding borrowings.

(5)          Other.   On April 26, 2005 we paid $2.0 million in cash, and will pay an additional $2.0 million in the following fiscal year related to the purchase of Relic. See “Note 3—Business Combinations”.

Other potential future expenditures relate to the following:

Manufacturer Indemnification.   We must indemnify the manufacturers of our games with respect to all loss, liability and expenses resulting from any claim against the manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles of our games are based, or that the information and technology licensed from others and incorporated into the products, may infringe the rights of third parties. Conversely, our agreements with our independent software developers and property licensors typically provide indemnification rights for us with respect to certain matters. However, if a manufacturer brings a claim against us for indemnification, the developers or licensors may not have sufficient resources to, in turn, indemnify us. Furthermore, parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

WWE Lawsuit.   On October 19, 2004, WWE filed a lawsuit in the United States District Court for the Southern District of New York against JAKKS, THQ, the THQ/JAKKS joint venture, and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE video game license to the THQ/JAKKS joint venture. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the THQ/JAKKS video game license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. We believe that neither we, nor Brian Farrell, are directly accused of any wrongdoing in the complaint or the amended complaint, and believe that either there is no basis for terminating the license with us, or that we will be made whole by those whose conduct is eventually found to be unlawful. We intend to vigorously protect our rights and, if necessary, pursue appropriate claims against third parties.

Patent Infringement litigation.   On August 30, 2004, we were served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas. The Plaintiff claims that Defendants, including us, have infringed upon a patent owned by the Plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include us, Electronic Arts Inc., Take-Two Interactive Software, Inc., Ubi Soft, Activision, Inc., Atari, Inc., Vivendi Universal Games, Inc., Sega of America, Inc., Square Enix, Inc., Temco, Inc., LucasArts Entertainment Co., and Namco Hometek, Inc. We have entered into a joint defense agreement with several of the other Defendants and intend to vigorously defend the claims against us. Since the litigation is still in an early stage, we cannot predict the likely outcome of this dispute.

Tetris Litigation.   On April 14, 2005, we filed a complaint against The Tetris Company, LLC (“Tetris”) in the Superior Court of California, County of Los Angeles. The complaint alleges that Tetris breached its license agreement and certain oral agreements with us, which prevented us from releasing a Tetris product for the Nintendo DS system as planned in March 2005. Additionally, Tetris has indicated that it believes the term of our license agreement with Tetris may have expired on March 24, 2005, despite our compliance with the requirements for renewal pursuant to the terms of the license. Our complaint seeks monetary damages and injunctive relief against Tetris, as well as a judicial declaration that the term of our license agreement with Tetris extends to March 24, 2007.

We are involved in other routine litigation arising in the ordinary course of our business. In the opinion of our management, none of this pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

16.   Fiscal Year Change

Effective January 1, 2003, we changed our fiscal year from December 31 to March 31. The table below summarizes the selected data for the three months ended March 31, 2003 and 2002 (unaudited), respectively, (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
		(unaudited)
Net sales	$66,800	$79,682
Costs and expenses:
Cost of sales	26,378	33,680
License amortization and royalties	5,576	7,064
Software development amortization	12,018	10,800
Product development	8,899	7,064
Selling and marketing	14,294	9,759
Payment to venture partner	644	1,572
General and administrative	8,442	6,641
Total costs and expenses	76,251	76,580
Income (loss) from operations	(9,451)	3,102
Interest income	878	1,322
Other income (expenses)	(2,403)	—
Income (loss) before income taxes	(10,976)	4,424
Income taxes	(3,290)	1,659
Net income (loss)	$(7,686)	$2,765
Net income (loss) per share—diluted	$(0.20)	$0.07
Shares used in per share calculation—diluted	38,319	41,725

17.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our sales and long-lived assets for the fiscal years ended March 2005 and 2004, Transition 2003 and the year ended December 31, 2002:

	North		Asia
	America	Europe	Pacific	Consolidated
(In thousands)
Year ended March 31, 2005
Net sales to unaffiliated customers	$470,619	$245,083	$41,029	$756,731
Depreciation and amortization	8,682	1,686	117	10,485
Interest income	3,334	808	195	4,337
Income taxes	11,681	2,905	618	15,204
Long-lived assets	208,003	16,270	561	224,834
Year ended March 31, 2004
Net sales to unaffiliated customers	$453,426	$161,857	$25,563	$640,846
Depreciation and amortization	6,290	817	120	7,227
Interest income	1,923	337	118	2,378
Income taxes	16,839	2,122	436	19,397
Long-lived assets	125,128	4,516	457	130,101
Transition period March 2003
Net sales to unaffiliated customers	$56,649	$8,422	$1,729	$66,800
Depreciation and amortization	1,774	163	19	1,956
Interest income	741	112	25	878
Income taxes	(1,646)	(1,492)	(152)	(3,290)
Long-lived assets	109,779	3,951	307	114,037
Year ended December 31, 2002
Net sales to unaffiliated customers	$358,124	$107,825	$14,580	$480,529
Depreciation and amortization	5,785	538	62	6,385
Interest income	5,001	246	30	5,277
Income taxes	5,510	1,005	246	6,761
Long-lived assets	101,105	3,836	244	105,185

Information about THQ’s net revenue by platform for fiscal 2005, and 2004, Transition 2003 and the year ended December 31, 2002 is presented below (in thousands):

	Fiscal Year ended			Year ended
	March 31,		Transition	December 31,
Platform	2005	2004	2003	2002
Sony PlayStation 2	$275,850	$247,603	$24,818	$167,032
Microsoft Xbox	80,623	71,132	1,195	34,143
Nintendo GameCube	73,157	61,356	3,538	49,004
Nintendo Game Boy Advance	204,348	162,109	17,799	119,614
Nintendo Dual Screen	3,110	—	—	—
Wireless	24,613	6,860	—	1,453
PC	86,667	74,934	10,258	45,046
Other	8,363	16,852	9,192	64,237
Total Net Sales	$756,731	$640,846	$66,800	$480,529

18.   Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2005

	Quarter Ended
	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	Fiscal Year Ended
(Amounts in thousands, except per share data)
Net sales	$88,194	$96,295	$400,315	$171,927	$756,731
Expenses and other	94,242	106,328	319,249	158,657	678,476
Income (loss) before income taxes and minority interest	(6,048)	(10,033)	81,066	13,270	78,255
Income taxes	(2,147)	(3,774)	18,057	3,068	15,204
Income (loss) before minority interest	(3,901)	(6,259)	63,009	10,202	63,051
Minority interest	—	(95)	(74)	(92)	(261)
Net income (loss)	$(3,901)	$(6,354)	$62,935	$10,110	$62,790
Net income (loss) per share
Basic	$(0.10)	$(0.16)	$1.61	$0.25	$1.61
Diluted	$(0.10)	$(0.16)	$1.58	$0.24	$1.56

Twelve Months Ended March 31, 2004

	Quarter Ended
	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	Fiscal Year Ended
(Amounts in thousands, except per share data)
Net sales	$98,095	$126,517	$293,099	$123,135	$640,846
Expenses and other	103,742	120,816	245,642	115,410	585,610
Income (loss) before income taxes	(5,647)	5,701	47,457	7,725	55,236
Income taxes	(2,090)	2,109	17,084	2,294	19,397
Net income (loss)	$(3,557)	$3,592	$30,373	$5,431	$35,839
Net income (loss) per share
Basic	$(0.09)	$0.09	$0.80	$0.14	$0.94
Diluted	$(0.09)	$0.09	$0.78	$0.14	$0.92

Due to rounding, some of the figures above may differ slightly from the 10-Q’s previously filed.

For the quarter ended September 30, 2003, net income included a $4.0 million settlement of dispute with directors’ and officers’ insurance carrier, including the related income tax effect.

For the quarter ended December 31, 2004, net income included a $7.8 million benefit for research and development income tax credits claimed for prior years.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a)           Disclosure controls and procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)          Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

Deloitte & Touche LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting.

(c)           Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Management Report on Internal Control over Financial Reporting

We, as management of THQ Inc. and its subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal controls over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2005 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of March 31, 2005.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ BRIAN J. FARRELL	/s/ EDWARD K. ZINSER
Brian J. Farrell	Edward K. Zinser
Chairman of the Board, President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,
Calabasas Hills, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that THQ Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations, stockholder’s equity and cash flows for the year then ended. Our report dated June 8, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Los Angeles, California

June 8, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the “Proxy Statement”):

•        Information regarding directors who are nominated for election is included under the caption “Proposal Number 1—Election of Directors;”

•        Information regarding executive officers is included under the caption “Executive Officers;”

•        Information related to involvement in certain legal proceedings is included under the caption “Involvement in Certain Proceedings;”

•        Information regarding the audit committee and its financial expert is included under the caption “Committees of the Board of Directors;” and

•        Information regarding Section 16 compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Information regarding our code of ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers appears under the caption “Charters, Code of Ethics, and Code of Business Conduct and Ethics.”

Item 11. Executive Compensation

The information required under this Item relating to executive compensation will be included in the Proxy Statement under the heading “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 related to securities authorized for issuance under equity compensation plans is included in Item 5 herein. The information required by Item 12 related to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

There were no reportable business relationships, transactions with management, or indebtedness of management during the fiscal year ended March 31, 2005.

Item 14. Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant is incorporated by reference to the Proxy Statement under the caption “Proposal Number 2—Approval of Proposed Ratification of Independent Auditors.”

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements and Financial Statement Schedules

The following financial statements of the Company are included in Part II Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	52
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets—March 31, 2005 and 2004	53
Consolidated statements of operations for the fiscal years ended March 31, 2005 and 2004, the three months ended March 31, 2003 and the year ended December 31, 2002	54
Consolidated statements of stockholders’ equity for the fiscal years ended March 31, 2005 and 2004, the three months ended March 31, 2003 and the year ended December 31, 2002	55
Consolidated statements of cash flows for the fiscal years ended March 31, 2005 and 2004, the three months ended March 31, 2003 and the year ended December 31, 2002	56
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	57

(b)    Exhibits.

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
3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the “August 2001 8-A”)).

3.6

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “September 2001 10-Q”)).

4.1

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s August 2001 8-A).

4.2

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813) (the “April 2002 8-A”)).

10.1 #

Stock Option Agreement, dated as of August 28, 1996, between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.2 #

Stock Option Agreement dated as of December 23, 1998, between the Company and each of Messrs. Lawrence Burstein and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.3 #

Amended and Restated Employment Agreement, dated as of January 1, 2001 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “December 2000 10-K”)).

10.4 #

Ed Zinser Offer Letter dated March 24, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “June 2004 10-Q”)).

10.5 #	Separation Agreement and General Release, dated as of July 29, 2004 between Eric Doctorow and the Company (incorporated by reference to Exhibit 10.4 to the Registrant’s June 2004 10-Q).
10.6 #

Indemnification Agreements, dated as of November 30, 2004 between THQ Inc. and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the “December 2004 10-Q”)).

10.7 #	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Appendix B to Registrant’s Proxy Statement on Schedule 14A filed July 3, 2003).
10.8 #	Third Amended and Restated Nonexecutive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant’s Proxy Statement on Schedule 14A filed July 3, 2003).
10.9 #

Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the “December 1998 10-K”)).

10.10 * #	Form of Severance Agreement for Senior Officers, effective January 27, 2005.
10.11 #	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2004).
10.12

Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2002 10-Q).

10.13

First Amendment to the Amended and Restated Revolving Credit Agreement, dated November 21, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.14

Second Amendment to the Amended and Restated Revolving Credit Agreement and Third Amendment to the Security Agreement, dated May 30, 2003 by and between the Company and Union Bank of California, N.A., as sole lender, and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.35 to the Registrant’s Transitional Annual Report on Form 10-KT for the transitional period from January 1, 2003 to March 31, 2003).

10.15

Third Amendment to the Amended and Restated Revolving Credit Agreement, dated September 26, 2003 by and between the Company and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (the “September 2003 10-Q”)).

10.16

Fourth Amendment—Extension letter dated August 25, 2004, relating to the Credit Agreement between THQ Inc. and Union Bank of California (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2004).

10.17 +

Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 29, 2004 by and between the Company, Union Bank of California, N.A., a sole lender, and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s December 2004 10-Q).

10.18 +

PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Registrant’s September 2002 10-Q).

10.19 +

Licensed Publisher Agreement, dated as of August 28, 2002 by and between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.9 to the Registrant’s September 2002 10-Q).

10.20

PlayStation® 2 Licensed Publisher Agreement, dated as of May 21, 2003 between Sony Computer Entertainment Korea Inc. and THQ Korea Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (the “June 2003 10-Q”)).

10.21

PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s September 2003 10-Q).

10.22 +

PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and THQ Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s December 2004 10-Q).

10.23 +

Microsoft Corporation Xbox™ Publisher License Agreement, dated as of March 20, 2001 between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.8 to the Registrant’s September 2002 10-Q).

10.24

Amendment to the Xbox™ Publisher Licensing Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated as of January 31, 2003 between Microsoft Licensing, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2003 10-Q).

10.25

Term Extension to Xbox™ Publisher License Agreement, dated October 13, 2004 between THQ Inc. and Microsoft Licensing, GP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10.26	Amendment to the Xbox™ Publisher Licensing Agreement (Platinum Hits Family Programs), dated as of March 15, 2004 (incorporated by reference to Exhibit 10.30 to the Registrant’s March 2004 10-K).
10.27 * +	Amendment to Xbox™ Publisher License Agreement, effective as of March 1, 2005 and dated March 9, 2005 by and between Microsoft Licensing, GP and the Company.
10.28 +

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Registrant’s September 2002 10-Q).

10.29

First Amendment to the Confidential License Agreement for Game Boy Advance, dated as of July 18, 2004 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.30 +

Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of April 5, 2002 between Nintendo of America, Inc. and the Company (Western Hemisphere) (incorporated by reference to Exhibit 10.7 to the Registrant’s September 2002 10-Q).

10.31 +

Confidential License Agreement for Nintendo GameCube (Asia), dated as of November 17, 2003 between Nintendo Co., Ltd. and THQ Asia Pacific Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s June 2004 10-Q).

10.32 * +	Confidential License Agreement for the Nintendo DS handheld platform, dated as of January 25, 2005 between Nintendo of America, Inc. and THQ Inc.
10.33

Lease agreement dated December 22, 2004 between THQ Inc., as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Registrant’s December 2004 10-Q).

21*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

#                 Management contract of compensatory plan or arrangement

+                Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2005	THQ INC.
By:	/s/ BRIAN J. FARRELL
Brian J. Farrell,
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN J. FARRELL	Director, Chairman of the Board,	June 8, 2005
Brian J. Farrell	President and Chief Executive Officer
(Principal Executive Officer)
/s/ EDWARD ZINSER	Executive Vice President, Chief Financial Officer	June 8, 2005
Edward Zinser	and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
/s/ LAWRENCE BURSTEIN	Director	June 8, 2005
Lawrence Burstein
/s/ HENRY DENERO	Director	June 8, 2005
Henry DeNero
/s/ BRIAN DOUGHERTY	Director	June 8, 2005
Brian Dougherty
/s/ JAMES L. WHIMS	Director	June 8, 2005
James L. Whims