Form 10-Q
period 2005-06-30
THQ INC
filed 2005-08-05
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 29, 2005, there were 41,373,079 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I – Financial Information

Item 1.  Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,333	$98,175
Short-term investments	237,555	232,998
Cash, cash equivalents and short-term investments	312,888	331,173
Accounts receivable, net of allowances	85,880	73,700
Inventory	26,996	23,802
Licenses	23,998	12,464
Software development	62,243	57,107
Income taxes receivable	15,700	9,783
Prepaid expenses and other current assets	10,190	14,530
Total current assets	537,895	522,559
Property and equipment, net	30,875	26,822
Licenses, net of current portion	64,024	75,523
Software development, net of current portion	10,942	8,144
Income taxes receivable, net of current portion	9,513	9,513
Goodwill, net	85,719	83,440
Other long-term assets, net	24,538	21,392
TOTAL ASSETS	$763,506	$747,393

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,863	$36,499
Accrued and other current liabilities	79,462	77,532
Deferred income taxes	8,769	6,841
Total current liabilities	129,094	120,872
Other long-term liabilities	71,654	72,059
Deferred income taxes, net of current portion	4,466	4,466
Commitments and contingencies	—	—
Minority interest	1,341	1,238
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 40,972,318 and 40,459,748 shares issued and outstanding as of June 30, 2005 and March 31, 2005, respectively	410	405
Additional paid-in capital	359,262	347,664
Accumulated other comprehensive income	13,401	12,851
Retained earnings	183,878	187,838
Total stockholders’ equity	556,951	548,758
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$763,506	$747,393

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30, (Unaudited)
	2005	2004
Net sales	$157,967	$88,194
Cost and expenses:
Cost of sales	54,309	33,774
License amortization and royalties	13,724	7,007
Software development amortization	23,345	12,915
Product development	19,060	9,982
Selling and marketing	36,960	18,196
Payment to venture partner	1,912	524
General and administrative	16,479	12,816
Total costs and expenses	165,789	95,214
Loss from operations	(7,822)	(7,020)
Interest income	2,166	972
Loss before income taxes and minority interest	(5,656)	(6,048)
Income taxes	(1,753)	(2,147)
Loss before minority interest	(3,903)	(3,901)
Minority interest	(57)	—
Net loss	$(3,960)	$(3,901)
Net loss per share — basic	$(0.10)	$(0.10)
Net loss per share — diluted	$(0.10)	$(0.10)

Shares used in per share calculation — basic	40,619	38,384
Shares used in per share calculation — diluted	40,619	38,384

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30, (Unaudited)
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(3,960)	$(3,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	57	—
Depreciation and amortization	3,268	1,885
Amortization of licenses and software development	23,400	18,570
Loss on disposal of property and equipment	9	31
Stock compensation	326	—
Tax benefit related to the exercise of employee stock options	1,925	2,665
Deferred income taxes	1,090	(293)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,884)	22,439
Inventory	(3,582)	4,099
Licenses	(2,871)	(13,031)
Software development	(28,499)	(18,047)
Prepaid expenses and other current assets	4,174	(1,319)
Accounts payable	5,297	(7,490)
Accrued and other liabilities	763	(7,762)
Income taxes	(5,857)	(6,072)
Net cash used in operating activities	(18,344)	(8,226)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	32,900	43,998
Purchase of short-term investments	(37,456)	(61,921)
Decrease in other long-term assets	(459)	(42)
Acquisitions, net of cash acquired	(2,000)	(13,350)
Acquisition of property and equipment	(6,871)	(2,263)
Net cash used in investing activities	(13,886)	(33,578)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,353	13,491
Net cash provided by financing activities	9,353	13,491
Effect of exchange rate changes on cash	35	164
Net decrease in cash and cash equivalents	(22,842)	(28,149)
Cash and cash equivalents — beginning of period	98,175	81,242
Cash and cash equivalents — end of period	$75,333	$53,093

See notes to condensed consolidated financial statements.

	For the Three Months Ended June 30, (Unaudited)
	2005	2004

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,184	$1,430
Non-cash investing activities:
Additional consideration accrued for ValuSoft acquisition	$2,800	$2,300

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. (together with its subsidiaries, “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed consolidated cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  Examples include price protection, returns and doubtful accounts.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our report on Form 10-K for the fiscal year ended March 31, 2005.

2.   Employee Stock Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.  We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended.

The following table shows what our net loss and loss per share would have been for the three months ended June 30, 2005 and 2004, had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each restricted stock grant is based on our closing stock price on the date of grant.

The following weighted-average assumptions were used for option grants made under our stock-based compensation plan during the three months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,
	2005	2004
Dividend yield	0%	0%
Anticipated volatility	55%	63%
Weighted average risk-free interest rate	3.73%	3.49%
Expected lives	4 years	4 years

	For the Three Months Ended June 30,
(In thousands, except per share data)	2005	2004
Net loss — as reported	$(3,960)	$(3,901)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	225	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,936)	(2,727)
Net loss — pro forma	$(6,671)	$(6,628)
Loss per share:
Basic — as reported	$(0.10)	$(0.10)
Basic — pro forma	$(0.16)	$(0.17)
Diluted — as reported	$(0.10)	$(0.10)
Diluted — pro forma	$(0.16)	$(0.17)

3.   Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

(In thousands)	June 30, 2005	March 31, 2005
Cash and cash equivalents	$75,333	$98,175
Short-term investments:
Available for sale	214,110	209,378
Held to maturity	23,445	23,620
Short-term investments	237,555	232,998
Cash, cash equivalents and short-term investments	$312,888	$331,173

Short-term investments are primarily auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 50 days or less, and in all cases every 90 days or less, but have longer stated maturities.  Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.  Short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes in the consolidated financial statements.  Prior to the end of fiscal 2005, we classified auction rate securities as cash and cash equivalents.  Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation.  There was no impact on net income or cash flow from operating activities as a result of the reclassification.  We had $214.1 million and $209.4 million of investments in auction rate securities as of June 30, 2005 and March 31, 2005, respectively.  In the previously reported consolidated statement of cash flows for the three months ended June 30, 2004, cash used in investing activities related to these short-term investments of $184.9 million was included in cash and cash equivalents.

During the three months ended June 30, 2005 and 2004 there were no realized gains from sales of available-for-sale securities and there were no unrealized gains or (losses) from available-for-sale securities except for Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets.

Financial Instruments.  As of June 30, 2005 and March 31, 2005, we had foreign exchange forward contracts in the notional amount of $33.3 million and $35.1 million, respectively.  The net gain recognized from foreign currency contracts in the three months ended June 30, 2005 was $1.2 million and is included in general and administrative expense in our consolidated statements of operations.  We did not have any gains or losses from foreign currency contracts in the three months ended June 30, 2004.

4.   Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties, see “Note 9 — Balance Sheet Details”) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when actually paid rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter.  As of June 30, 2005, the net carrying value of our licenses was $88.0 million.

5.   Software Development

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

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  If actual revenue or revised forecasted revenue falls below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter.  As of June 30, 2005, the net carrying value of our software development was $73.2 million.

6.   Goodwill

In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortizing goodwill.  According to our accounting policy, we performed an annual review during the quarter ended June 30, 2005, and found no impairment of our goodwill.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.

The changes in the carrying amount of goodwill for the three months ended June 30, 2005 are as follows (in thousands):

Balance at March 31, 2005	$83,440
Additional consideration accrued for ValuSoft acquisition	2,800
Effect of foreign currency exchange rates	(521)
Balance at June 30, 2005	$85,719

7.   Other Intangible Assets

Other intangible assets are included in other long-term assets, net, and are as follows (in thousands):

		June 30, 2005			March 31, 2005
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-3 years	$2,880	$(1,165)	$1,715	$2,988	$(894)	$2,094

Trade secrets	5 years	1,800	(1,260)	540	1,800	(1,170)	630

Customer list	4-5 years	1,420	(316)	1,104	1,523	(254)	1,269

Trade names	3-10 years	2,949	(395)	2,554	3,055	(298)	2,757

Non-compete / Employment contracts	3-6.5 years	964	(496)	468	967	(435)	532
Total		$10,013	$(3,632)	$6,381	$10,333	$(3,051)	$7,282

Amortization of other intangible assets for the three months ended June 30, 2005 and 2004 was $651,000 and $176,000, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of June 30, 2005, future amortization of other finite-lived intangible assets was estimated as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2006	$1,893
2007	1,878
2008	798
2009	501
2010	237
Thereafter	1,074
$6,381

8.   Other Long-Term Assets

In addition to other intangible assets (see “Note 7 — Other Intangible Assets”), other long-term assets include our investment in Yuke’s.  At March 31, 2005, the carrying value of the investment in Yuke’s was $8.2 million.  For the three months ended June 30, 2005, the unrealized holding gain was $2.8 million, which brings the carrying value of the investment to $11.0 million at June 30, 2005.

Other long-term assets as of June 30, 2005 and March 31, 2005 are as follows (in thousands):

	June 30, 2005	March 31, 2005
Investment in Yuke’s	$11,018	$8,244
Other intangible assets (see Note 7)	6,381	7,282
Other	7,139	5,866
Total other long-term assets	$24,538	$21,392

9.   Balance Sheet Details

Inventory.  Inventory at June 30, 2005 and March 31, 2005 consists of the following (in thousands):

	June 30, 2005	March 31, 2005
Raw material	$1,583	$1,825
Finished goods	25,413	21,977
Inventory	$26,996	$23,802

Accrued and Other Current Liabilities.  Accrued and other current liabilities at June 30, 2005 and March 31, 2005 consists of the following (in thousands):

	June 30, 2005	March 31, 2005
Accrued liabilities	$47,415	$43,745
Accrued payment to venture partner	1,841	639
Accrued royalties	30,206	33,148
Accrued and other current liabilities	$79,462	$77,532

Other Long-Term Liabilities.  Other long-term liabilities at June 30, 2005 and March 31, 2005 consists of the following (in thousands):

	June 30, 2005	March 31, 2005
Accrued royalties	$70,715	$70,000
Accrued liabilities	939	2,059
Other long-term liabilities	$71,654	$72,059

10.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Letters of Credit (4)	Other (5)	Total
Remainder of 2006	$83,889	$18,329	$6,122	$1,500	$—	$109,840
2007	57,139	16,877	8,869	—	2,000	84,885
2008	44,895	11,146	9,067	—	—	65,108
2009	37,006	11,008	8,636	—	—	56,650
2010	12,001	10,462	7,788	—	—	30,251
Thereafter	22,000	6,617	28,990	—	—	57,607
	$256,930	$74,439	$69,472	$1,500	$2,000	$404,341

(1)         Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2005 are approximately $256.9 million.

Included in our consolidated balanced sheet as of June 30, 2005 are license/software development commitments of $76.0 million related to licenses for which no significant performance obligations are due us.  These commitments are included in both current and long-term licenses and accrued royalties.

(2)         Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)         Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)         Letters of Credit.  As of June 30, 2005, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $1.5 million and no borrowings.

(5)         Other.  We will pay an additional $2.0 million in fiscal 2007 related to the purchase of Relic.

With respect to other future potential expenditures, as of the date hereof there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under  “Note 15 – Commitments and Contingencies”.

11.   Basic and Diluted Loss Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2005	2004
Net loss used to compute basic and diluted loss per share	$(3,960)	$(3,901)
Weighted average number of shares outstanding — basic	40,619	38,384
Dilutive effect of stock options and warrants	—	—
Number of shares used to compute loss per share — diluted	40,619	38,384

Stock options to purchase approximately 1,362,000 and 1,849,000 shares of common stock in the three months ended June 30, 2005 and 2004, respectively, were outstanding but not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

12.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three months ended June 30, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended June 30,
	2005	2004
Net loss	$(3,960)	$(3,901)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,363)	38
Change in unrealized gain on investments, net of tax benefit of $861,000 and $0, respectively	1,913	535
Other comprehensive income	550	573
Comprehensive loss	$(3,410)	$(3,328)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

13.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. Information about THQ’s operations in North America and foreign territories for the three months ended June 30, 2005 and 2004 is presented below (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2005
Net sales to unaffiliated customers	$86,236	$62,144	$9,587	$157,967
Depreciation and amortization	2,719	505	44	3,268
Interest income	1,857	231	78	2,166
Income taxes	(3,579)	1,387	439	(1,753)
Long-lived assets	209,793	15,285	533	225,611
Three months ended June 30, 2004
Net sales to unaffiliated customers	$52,316	$30,867	$5,011	$88,194
Depreciation and amortization	1,676	206	3	1,885
Interest income	769	153	50	972
Income taxes	(3,028)	880	1	(2,147)
Long-lived assets	137,547	18,088	502	156,137

Information about THQ’s net sales by product line for the three months ended June 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended June 30,
Platform	2005	2004
Sony PlayStation 2	$60,314	$19,418
Microsoft Xbox	43,036	24,586
Nintendo GameCube	3,355	4,076
Nintendo Game Boy Advance	26,664	24,551
Nintendo Dual Screen	63	—
Wireless	10,261	2,835
PC	14,107	9,432
Other	167	3,296
Total net sales	$157,967	$88,194

14.   Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  We are required to adopt SFAS 123R in our fiscal year beginning April 1, 2006.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption.  Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109.  We have evaluated the repatriation provisions and we do not intend to make a qualified repatriation of foreign earnings, therefore FSP 109-2 will not have an impact on consolidated results of operations and earnings per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

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

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Overview

The following is a summary discussion and analysis of our operating results and the primary trends that affect our business.  Management believes that an understanding of these trends is important to understand our results for the quarter ended June 30, 2005, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes.  The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our annual report on Form 10-K for the fiscal year ended March 31, 2005. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:(1)

•                  Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube, and the next-generation consoles Sony PlayStation 3 and Microsoft Xbox 360.  We also intend to develop games for the Nintendo Revolution;

•                  Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PSP(PlayStationPortable) system (“PSP system”), wireless devices; and

•                  Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass-market to products targeted at core gamers.  Our portfolio of licensed properties includes the Disney/Pixar properties Finding Nemo, The Incredibles, and Cars, which is expected to be released in spring 2006; Nickelodeon properties such as Fairly OddParents™, Jimmy Neutron™ and SpongeBob SquarePants™; World Wrestling Entertainment™; Bratz™; Power Rangers; Warhammer 40,000®: Dawn of War™; Marvel’s The Punisher™; and Scooby-Doo!™; as well as others.  We also have licenses to create wireless products based on Star Wars, the National Football League

(1)           Nintendo®, Dual Screen, Game Boy® Advance, GameCube® (“GameCube”) and Revolution are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  “PSP” is a trademark and "PlayStation" and the "PS" family logo are registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft, Xbox® (“Xbox”) and Xbox 360™ are trademarks and/or registered trademarks of Microsoft Corporation (“Microsoft”).  Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

(“NFL”), the National Hockey League (“NHL”), Major League Baseball (“MLB”) and the National Basketball Association (“NBA”), including the players of each league.  In addition to licensed properties, we also publish games based upon owned intellectual properties, including Destroy All Humans!™, Juiced™, and MX.

We develop our games using both internal and external resources.  We currently have eleven internal development studios located in the United States, Australia and Canada.   We also contract with third-party developers around the world to develop our products for us.

In North America, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and national retail chain stores.  Our offices in the United Kingdom, Australia, France, Germany, Korea and Spain provide a global sales network, delivering products to retail shelves in more than 75 countries throughout the world.  We also market and distribute games and other content for wireless devices worldwide through major wireless carriers.

In addition to creating intellectual property and acquiring intellectual property rights, our business is dependent upon entering into license agreements with the platform manufacturers that allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform.  Our key platform licenses currently include:

•                  licenses with Nintendo to develop games for the GameCube, Game Boy Advance and Dual Screen;

•                  licenses with Sony to develop games for the PlayStation 2 and PlayStation Portable; and

•                  licenses with Microsoft to develop games for the Xbox.

We currently are licensed to publish and distribute titles on all platforms which are currently sold in the United States and Canada.  We are licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox and Game Boy Advance and Dual Screen in various additional territories, including Europe, Australia and New Zealand, parts of Asia and Central and South America.  We expect to enter into additional platform licenses or extend current licenses as new platforms are launched or our current agreements expire.

Overview of Financial Results

Our net loss for the three months ended June 30, 2005 was $4.0 million, or $0.10 per diluted share, compared to a net loss of $3.9 million, or $0.10 per diluted share, for the three months ended June 30, 2004.

Our profitability is dependent upon revenues from the sales of our video game software.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended June 30, 2005 increased 79% over the three months ended June 30, 2004, to $158.0 million from $88.2 million.  The increase in net sales for the three months ended June 30, 2005 was primarily attributable to our current quarter release of the following six SKUs: Destroy All Humans! on Sony PlayStation 2 and Microsoft Xbox; Juiced on Sony PlayStation 2, Microsoft Xbox and PC; and WWE™ Wrestlemania™ 21 on Microsoft Xbox versus the release of only two SKUs:  Full Spectrum Warrior™ on Microsoft Xbox and Sonic Advance 3 on Game Boy Advance in the three months ended June 30, 2004.  A SKU is a version of a title designed for play on a particular platform.  Costs and expenses increased by 74% in the three months ended June 30, 2005, to $165.8 million from $95.2 million in the three months ended June 30, 2004.  The increase in costs and expenses was primarily due to promotional support of our two new original titles released during the quarter, Destroy All Humans! and Juiced along with increased product development costs related to next-generation platforms and wireless.

Cash used in operations was $18.3 million during the three months ended June 30, 2005, as compared to $8.2 million in the three months ended June 30, 2004.  The change in cash used was primarily a result of greater sales late in the quarter and an increase in our product development efforts for next-generation products and wireless devices.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Our Focus

We view fiscal 2006 as a transition year in our industry, as Microsoft, Sony and Nintendo have all recently announced plans to introduce new console platforms and both Nintendo and Sony have recently launched new handheld platforms.  Traditionally, sales of interactive entertainment software have decreased in transition years, as consumers decrease their purchases of software for current generation hardware while they wait for the release of the new platforms.  Our strategy during this transition is to: leverage our current brands and catalog titles and selectively introduce high-potential new franchises for the growing installed base of current-generation hardware and the high-end PC market; establish unique new intellectual properties early in the cycle on next-generation platforms; leverage our handheld leadership; and continue to grow wireless revenues and profitability.

During the three months ended June 30, 2005, we released two new owned original properties: Destroy All Humans! and Juiced. We intend to continue developing and publishing new original properties and products targeted at the core gamer.  Upcoming titles for the current generation console systems and PC include Company of Heroes™, Full Spectrum Warrior: Ten Hammers, S.T.A.L.K.E.R.: Shadow of Chernobyl and an expansion pack to Warhammer 40,000: Dawn of War.  We are also developing games based on new, owned intellectual properties for the next generation console systems, including The Outfit™ and Saint’s Row™.  Both of these next-generation titles are being developed at our internal studios.

During the quarter ended June 30, 2005, we also released an established, licensed title, WWE Wrestlemania 21 on Microsoft Xbox.  In fiscal 2006 we plan to continue to focus on releasing titles based on our best-selling brands for the current generation platforms, including The Incredibles, Scooby-Doo!, SpongeBob Square Pants, Tak and the WWE.  New mass-market titles we intend to publish in fiscal 2006 include games based on MGA’s popular Bratz property and the new Barnyard movie from Nickelodeon.

We are the market leader in video games for handheld devices and we plan to continue building on this leadership during the transition period.  In fiscal 2006, we plan to release more than ten titles on the Nintendo Dual Screen and the Sony PlayStation Portable combined, capitalizing on the significant installed base of these devices expected by holiday 2005.  We also intend to benefit from the new Nintendo Game Boy Micro handheld device, expected to be released in fall 2005, which plays Game Boy Advance games.  We are also expanding our handheld leadership position to wireless devices and plan to extend many of our upcoming console titles to the wireless platform, as we did with Destroy All Humans! and Juiced in the current quarter.

We continue to focus on establishing strong technology and internal development capabilities in order to improve our operating margins and create better quality products.  In fiscal 2006, we have continued expanding our internal development resources with the formation of a new studio, located in New York City.  With the addition of this development studio and expansion in our existing studios, our worldwide product development operations is now approaching 1,000 employees located at our corporate offices and in eleven studios.  Our focus on improving profitability includes bringing development of key brands, such as Disney/Pixar and Nickelodeon, in-house to develop.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Critical Accounting Policies”.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

Our net loss for the three months ended June 30, 2005 was $4.0 million, or $0.10 per diluted share, compared to net loss of $3.9 million, or $0.10 per diluted share, for the three months ended June 30, 2004.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on videogame consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless games.

Net sales in the three months ended June 30, 2005 increased 79% over the three months ended June 30, 2004, from $88.2 million to $158.0 million.  The increase in net sales for the three months ended June 30, 2005 was attributable to our current quarter release of the following six SKUs: Destroy All Humans! on Sony PlayStation 2 and Microsoft Xbox; Juiced on Sony PlayStation 2, Microsoft Xbox and PC; and WWE Wrestlemania 21 on Microsoft Xbox versus the release of only two SKUs:  Full Spectrum Warrior on Microsoft Xbox and Sonic Advance 3 on Game Boy Advance in the three months ended June 30, 2004.

The following table details our net sales by territory for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2005		2004		(Decrease)	Change
North America	$86,236	54.6%	$52,316	59.3%	$33,920	64.8%
Europe	62,144	39.3	30,867	35.0	31,277	101.3%
Asia Pacific	9,587	6.1	5,011	5.7	4,576	91.3%
International	71,731	45.4	35,878	40.7	35,853	99.9%
Consolidated net sales	$157,967	100.0%	$88,194	100.0%	$69,773	79.1%

North America

For the three months ended June 30, 2005, North American net sales increased to $86.2 million from $52.3 million in the three months ended June 30, 2004.  This increase was driven by strong performance of the three current quarter releases: Destroy All Humans!, Juiced and WWE Wrestlemania 21.  North American net sales in the three months ended June 30, 2004 were driven by the release of Full Spectrum Warrior on Microsoft Xbox and Sonic Advance 3 on Game Boy Advance.

While we expect net sales in North America to continue to constitute the largest portion of our net sales in fiscal 2006, we expect net sales for North America as a percentage of total sales to decrease as we continue to expand our international direct sales efforts and broaden our product mix.

International

For the three months ended June 30, 2005, international net sales increased to $71.7 million from $35.9 million in the three months ended June 30, 2004.  This increase was driven by strong performance of the three current quarter releases: Destroy All Humans!, Juiced and WWE Wrestlemania 21.  International net sales in the three months ended June 30, 2004 were driven by the release of Full Spectrum Warrior on Microsoft Xbox and Sonic Advance 3 on Game Boy Advance.

We will continue to focus on expanding sales internationally in fiscal 2006, as we expand our product portfolio and direct sales forces in the international markets.  In early 2005, we established a presence in Austria and Spain to facilitate direct sales of our products into the Austrian, Spanish and Portugese markets.  We have announced plans to open an office in the Benelux countries in fiscal 2006, and also expect to expand our presence in Eastern Europe, Italy, the Nordic territories, New Zealand and Japan.

Net Sales by Platform

Our worldwide net sales by platform for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

Platform	Three Months Ended June 30,				Increase/ (Decrease)	% Change
	2005		2004
Consoles
Sony PlayStation 2	$60,314	38.2%	$19,418	22.0%	$40,896	210.6%
Microsoft Xbox	43,036	27.2	24,586	27.9	18,450	75.0%
Nintendo GameCube	3,355	2.1	4,076	4.6	(721)	(17.7)%
	106,705	67.5	48,080	54.5	58,625	121.9%
Handheld
Nintendo Game Boy Advance	26,664	16.9	24,551	27.8	2,113	8.6%
Nintendo Dual Screen	63	0.0	—	—	63	100.0%
Wireless	10,261	6.5	2,835	3.2	7,426	261.9%
	36,988	23.4	27,386	31.0	9,602	35.1%

PC	14,107	8.9	9,432	10.7	4,675	49.6%
Other	167	0.2	3,296	3.8	(3,129)	(94.9)%
Net Sales	$157,967	100.0%	$88,194	100.0%	$69,773	79.1%

Consoles

Net sales for console platforms increased by $58.6 million, or 122%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  During the three months ended June 30, 2005 we released five console SKUs, compared to one console SKU released during the three months ended June 30, 2004.

Sony PlayStation 2 Net Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$60,314	38.2%	$19,418	22.0%	210.6%

Net sales of video games for PlayStation 2 increased by $40.9 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  PlayStation 2 net sales in the three months ended June 30, 2005 were primarily driven by our two new releases on this platform: Destroy All Humans! and Juiced.  In addition, catalog titles on this platform performed well during the three months ended June 30, 2005.  In the three months ended June 30, 2004, we had no new releases on PlayStation 2.

We expect net sales from PlayStation 2 products in fiscal 2006 to be about equal to net sales from PlayStation 2 products in fiscal 2005.  Sony has announced that it plans to launch its next-generation console, PlayStation 3, in 2006.  Once PlayStation 3 is launched, we expect sales of games for PlayStation 2 to decrease as sales of games for PlayStation 3 increase with the growth of the installed base.

Microsoft Xbox Net Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$43,036	27.2%	$24,586	27.9%	75%

Net sales of video games for Xbox increased by $18.5 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  Net sales in the three months ended June 30, 2005 were driven by our three new releases on this platform during the quarter: Destroy All Humans!, Juiced and WWE Wrestlemania 21.  In the three months ended June 30, 2004, net sales was driven by one new Xbox release:  Full Spectrum Warrior.

We expect net sales from Xbox to increase in fiscal 2006 due to an increase in the number of SKUs to be released in fiscal 2006 as compared to fiscal 2005.  Microsoft has announced that it plans to launch its next-generation console, Xbox 360, in North America, Europe and Japan by holiday 2005.  Once Xbox 360 is launched, we expect sales of games for Xbox to decrease as sales of games for Xbox 360 increase with the growth of the installed base.

Nintendo GameCube Net Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$3,355	2.1%	$4,076	4.6%	(17.7)%

Net sales of video games for GameCube decreased by $0.7 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  Net sales in the three months ended June 30, 2005 were driven by catalog titles as we had no new releases on this platform during the quarter.  Similarly, we had no new releases during the three months ended June 30, 2004, however, net sales from catalog titles during that quarter were slightly stronger than in the three months ended June 30, 2005.

We expect net sales from GameCube products to decrease for the remainder of fiscal 2006.  Nintendo recently announced that it will release its next-generation console, the Revolution, in 2006.  We expect sales for the GameCube to decline in the future as sales of games for the Revolution increase with the growth of the installed base.

Handheld Platforms

Another factor that positively impacted net sales for the three months ended June 30, 2005 was a 35% increase in sales of video games for handheld platforms, to $37.0 million in the three months ended June 30, 2005 from $27.4 million during the three months ended June 30, 2004.

Nintendo Game Boy Advance Net Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$26,664	16.9%	$24,551	27.8%	8.6%

Net sales of video games for Game Boy Advance in the three months ended June 30, 2005 were driven by strong sales of catalog titles as we had no new releases in this quarter.  Our catalog sales were led by Disney/Pixar’s The Incredibles and the introduction of Game Boy Advance Double Packs.  Game Boy Advance Double Packs feature two previously released titles on one cartridge, providing us with a way to reintroduce our top selling mass market titles.  This compares to the three months ended June 30, 2004 when we released one new title, Sonic Advance 3.

Due to the introduction of two new handheld devices and a reduced SKU count (expected to be 13 in fiscal 2006 compared to 19 in fiscal 2005), we expect net sales from Game Boy Advance products to decrease in fiscal 2006.  Nintendo recently announced that in fall 2005, it will release the Game Boy Micro, a pocket-size platform which plays Game Boy Advance games.  We expect this to provide a partial offset to the decline in sales.

Nintendo Dual Screen.  Nintendo recently released a new handheld platform, the Nintendo DS portable game system (Nintendo DS”).  We did not release any new titles for Nintendo DS in the three months ended June 30, 2005.  As the installed base of Nintendo DS hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on Disney/Pixar’s The Incredibles, Scooby-Doo!, SpongeBob SquarePants, Tak, WWE and others.  We currently expect to release eight titles for the Nintendo DS in fiscal 2006.

PlayStation Portable.  We expect to release three titles in fiscal 2006 for the PSP system, a handheld platform that Sony has released in North America and Japan and has announced plans to release in Europe on September 1, 2005.

As the installed base of the PSP system hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on SpongeBob SquarePants and titles based on our WWE license and our own MX brand.

Wireless Net Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$10,261	6.5%	$2,835	3.2%	261.9%

Wireless revenues consist primarily of sales of wireless games, ringtones and wallpapers. Through our controlling interest in Minick, we also derive wireless revenue by providing an infrastructure for the delivery of wireless content and entertainment services.

Wireless net sales increased by $7.4 million during the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  As we continue to build our wireless platform, our product breadth has grown significantly.  The increase in wireless net sales reflected strong sales of Star Wars and Worms related product offerings, sales of games based on major sports leagues, Nickelodeon and Moto GP, the acquisition of our controlling interest in Minick and continued growth in the installed base of wireless handsets with game capabilities in the wireless gaming market.

We expect wireless net sales to increase in fiscal 2006 as we continue to expand our product offerings and as the installed base of wireless handsets with game capabilities continues to grow.

PC  Net Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$14,107	8.9%	$9,432	10.7%	49.6%

Net sales of PC products increased 50% to $14.1 million for the three months ended June 30, 2005 from $9.4 million in the three months ended June 30, 2004.  PC sales in the three months ended June 30, 2005 were primarily driven by Juiced, our only new PC release this quarter.  We did not release any new PC titles during the three months ended June 30, 2004.

Other Net Sales

Other net sales primarily consist of sales from older platforms.  Other net sales during the three months ended June 30, 2005 and 2004 are primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Net Interest Income, Other Income, Income Taxes and Minority Interest

The following table sets forth information about our costs and expenses, interest income, other income, income taxes, and minority interest for the periods indicated as a percentage of total net sales:

	Percent of Net Sales
	Three Months Ended June 30,
	2005	2004
Costs and expenses:
Cost of sales	34.4%	38.3%
License amortization and royalties	8.7	7.9
Software development amortization	14.8	14.6
Product development	12.1	11.3
Selling and marketing	23.4	20.6
Payment to venture partner	1.2	0.6
General and administrative	10.4	14.5
Total costs and expenses	105.0	108.0
Loss from operations	(5.0)	(8.0)
Interest income	1.4	1.1
Loss before income taxes and minority interest	(3.6)	(6.9)
Income taxes	(1.1)	(2.4)
Loss before minority interest	(2.5)	(4.4)
Minority interest	—	—
Net loss	(2.5)%	(4.4)%

Our costs and expenses increased by 74% in the three months ended June 30, 2005, to $165.8 million, from $95.2 million in the three months ended June 30, 2004, but decreased as a percentage of net sales from 108% to 105%.

Cost of  Sales (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$54,309	34.4%	$33,774	38.3%	(3.9)%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts.  Cost of sales as a percentage of net sales decreased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, primarily due to an overall increase in the weighted average selling price of our titles, resulting from the three higher priced core gamer new releases during the quarter.  We expect cost of sales as a percentage of net sales for the remainder of fiscal 2006 to remain relatively unchanged as compared to fiscal 2005.

License Amortization and Royalties (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$13,724	8.7%	$7,007	7.9%	0.8%

License amortization and royalties expense consists of royalty payments due licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license.  License amortization and royalties increased as a percentage of net sales as a result of an adjustment made in the three months ended June 30, 2004 that reduced license amortization and royalties by $1.7 million in that quarter.  The adjustment related to a change in the estimated fair value of warrants that were finalized during that period.  Excluding this prior year adjustment, license amortization and royalties as a percentage of net sales decreased by 1.2 percentage points from 9.9% for the three months ended June 30, 2004 to 8.7% for the three months ended June 30, 2005.  This was primarily driven by the release of two owned intellectual properties on multiple platforms in the three months ended June 30, 2005, compared to one original property on one platform released in the three months ended June 30, 2004.  We expect license amortization and royalties as a percentage of net sales to decrease for the remainder of fiscal 2006, reflecting greater sales mix of games based upon owned and original properties.

Software Development Amortization (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$23,345	14.8%	$12,915	14.6%	0.2%

Software development amortization expense consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs.  Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  For the three months ended June 30, 2005 software development amortization as a percentage of net sales increased slightly as compared to the three months ended June 30, 2004 and increased in absolute dollars by $10.4 million.  This increase is due to development costs associated with two new multi-platform releases, Juiced and Destroy All Humans!, compared to one new single-platform release, Full Spectrum Warrior, during the same period last fiscal year.  We expect software development amortization as a percentage of net sales to increase in fiscal 2006, as compared to fiscal 2005, for two reasons: 1) fiscal 2005 benefited from significant sales of the internally developed title, Disney/Pixar’s The Incredibles and 2) to a lesser extent, higher software development costs for titles we expect to launch on next-generation platforms in fiscal 2006.

Product Development (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$19,060	12.1%	$9,982	11.3%	0.8%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  For the three months ended June 30, 2005, product development expenses increased by $9.1 million from the three months ended June 30, 2004.  This increase was primarily due to the following factors: (1) a significant increase in internal development headcount from approximately 600 at June 30, 2004 to approximately 1,000 at June 30, 2005, (2) spending on development for games for next-generation platforms, and (3) increased spending on product development for wireless content as we continue to increase our product offerings.  We expect product development expense to increase in fiscal 2006, as compared to fiscal 2005, due to increased development of software for next-generation platforms and wireless products.

Selling and Marketing (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$36,960	23.4%	$18,196	20.6%	2.8%

Selling and marketing expense consists of advertising, promotional expenses and personnel-related costs.  For the three months ended June 30, 2005, selling and marketing expenses increased as a percentage of net sales and in absolute dollars as compared to the three months ended June 30, 2004.  This increase was primarily due to promotional efforts to support the current quarter launches of two new owned and original titles: Juiced and Destroy All Humans!.  We expect selling and marketing expense to increase in fiscal 2006, as compared to fiscal 2005, as we support the launches of additional key titles based upon new owned and original intellectual properties.

Payment to venture partner (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$1,912	1.2%	$524	0.6%	0.6%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games.  Payment to venture partner increased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  The increase is in direct relation to the increases in sales of games based upon the WWE license in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  We released WWE Wrestlemania 21 in the current quarter and did not release a new title in the prior year quarter.

General and Administrative (in thousands)

Three Months Ended June 30, 2005	% of net sales	Three Months Ended June 30, 2004	% of net sales	% change
$16,479	10.4%	$12,816	14.5%	(4.1)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts and facilities.  General and administrative expenses increased by $3.7 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to growth in European and wireless operations, higher depreciation and amortization expense related to prior-year acquisitions and higher professional fees.  We expect general and administrative expenses to remain relatively unchanged as a percentage of net sales in fiscal 2006 as compared to fiscal 2005.

Income Taxes

The effective tax rate for the three months ended June 30, 2005 was 31% and the effective tax rate for the fiscal year ended March 31, 2005 was 19%.  The fiscal 2005 effective income tax rate benefited from the following two factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of current fiscal year research and development income tax credits.  Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 29%.  We expect our effective income tax rate to be approximately 31% for fiscal 2006.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ.  Minority interest, net of tax, included in our consolidated statement of operations was $57,000 for the three months ended June 30, 2005 compared to zero for the three months ended June 30, 2004.

Liquidity and Capital Resources

(In thousands)	June 30, 2005	March 31, 2005	Change
Cash and cash equivalents	$75,333	$98,175	$(22,842)
Short-term investments	237,555	232,998	4,557
Cash, cash equivalents and short-term investments	$312,888	$331,173	$(18,285)

Percentage of total assets	41%	44%

Our principal source of cash is from sales of packaged interactive software games designed for play on videogame consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless games.

Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

	Three Months Ended June 30,
(In thousands)	2005	2004	Change
Cash flows used in operating activities	$(18,344)	$(8,226)	$(10,118)
Cash flows used in investing activities	(13,886)	(33,578)	19,692
Cash flows provided by financing activities	9,353	13,491	(4,138)
Effect of exchange rate changes on cash	35	164	(129)
Net decrease in cash and cash equivalents	$(22,842)	$(28,149)	$5,307

Cash used in operating activities increased by $10.1 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  The increase was primarily the result of higher accounts receivable balances due to the timing and increased volume of sales during the current quarter as compared to the same period last year.  This use of cash was partially offset by higher balances in our current liabilities and a decline in cash used for licenses.  We expect to generate positive operating cash flow for the full fiscal year 2006.

Cash used in investing activities decreased by $19.7 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, primarily due to a decrease in the amount of net purchases of short-term investments as well as a decrease in acquisition related activity, offset by additional purchases of property and equipment.

Short-term investments are primarily auction rate securities.  The interest rates on these securities are typically reset to market prevailing rates every 50 days or less, and in all cases every 90 days or less, but have longer stated maturities.  Prior to the end of fiscal 2005, we classified auction rate securities as cash and cash equivalents.  Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation.  There was no impact on net income or cash flow from operating activities as a result of the reclassification.  We had $214.1 and $209.4 million of investments in auction rate securities as of June 30, 2005 and March 31, 2005, respectively.  In the previously reported consolidated statement of cash flows for the three months ended June 30, 2004, cash used in investing activities related to these short-term investments of $184.9 million was included in cash and cash equivalents.

Cash provided by financing activities decreased by $4.1 million for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, due to a decline in cash provided by the exercise of stock options.  We did not repurchase any of our common stock during the quarters ended June 30, 2005 and 2004.

In fiscal 2006, we expect to use more cash than we did in fiscal 2005.  The increase in use of cash will be primarily attributable to (i) increased development of next-generation platform products, which have higher development costs than current generation platform products; (ii) increased marketing expenses associated with the release of titles based on new owned and original intellectual properties; and (iii) our continued ramp-up of the wireless platform and increased product development of wireless games.

Key Balance Sheet Accounts

Accounts Receivable.  The increase in net accounts receivable was primarily the result of product purchases for the late current quarter releases of Destroy All Humans! and Juiced.  Allowances for price protection, returns and doubtful accounts were $58.4 million as of June 30, 2005, relatively flat as compared to the March 31, 2005 balance.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 6.1% as of June 30, 2005 versus 7.2% as of June 30, 2004.  This slight decline in allowances is primarily due to the sell through to end consumers of our key current quarter releases.

Inventory.  The increase in inventory was primarily the result of the late current quarter releases of Destroy All Humans! and Juiced.  The inventory balance associated with these two tiles is expected to decline as we continue to ship reorders in future periods.

Licenses.  Licenses remained flat at $88.0 million from March 31, 2005 to June 30, 2005 as we made only some minor investments in licenses off-set by amortization during the current quarter.

Software Development.  The increase in software development during the quarter is primarily the result of our investment in products scheduled to be released later in fiscal 2006.  Higher development costs for next-generation console and handheld titles have also contributed to the increase.

Accounts Payable.  The increase in accounts payable during the quarter is primarily the result of product purchases for the late current quarter releases of Destroy All Humans! and Juiced.

Accrued and Other Current Liabilities.  The increase in accrued and other current liabilities is primarily the result of the additional consideration accrued for the ValuSoft acquisition and an increase in accrued payment to venture partner related to the release of WWE Wrestlemania 21 during the current quarter.  We did not release a WWE title during the quarter ended March 31, 2005.  These increases were partially offset by a decrease in accrued compensation and benefits.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 10, 2005.

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Letters of Credit (4)	Other (5)	Total
Remainder of 2006	$83,889	$18,329	$6,122	$1,500	$—	$109,840
2007	57,139	16,877	8,869	—	2,000	84,885
2008	44,895	11,146	9,067	—	—	65,108
2009	37,006	11,008	8,636	—	—	56,650
2010	12,001	10,462	7,788	—	—	30,251
Thereafter	22,000	6,617	28,990	—	—	57,607
	$256,930	$74,439	$69,472	$1,500	$2,000	$404,341

(1)         Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2005 are approximately $256.9 million.

Included in our consolidated balanced sheet as of June 30, 2005 are license/software development commitments of $76.0 million related to licenses for which no significant performance obligations are due us.  These commitments are included in both current and long-term licenses and accrued royalties.

(2)  Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)  Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)    Letters of Credit.  As of June 30, 2005, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $1.5 million and no borrowings.

(5)   Other.  We will pay an additional $2.0 million in fiscal 2007 related to the purchase of Relic.

With respect to other future potential expenditures, as of the date hereof there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under  the caption “Liquidity and Capital Resources – Guarantees and Commitments”.

Recently Issued Accounting Pronouncements

See Note 14, “Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements, herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  There have been no material changes in our market risk as described in Item 7A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Quantitative and Qualitative Disclosures About Market Risk”.

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the three months ended June 30, 2005, there have been no material developments in any of the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation, other than potentially the litigation previously disclosed in our filings with the Securities and Exchange Commission, will have a material adverse effect on our consolidated financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended June 30, 2005.

Limitations upon Payment of Dividends

The Amended and Restated Revolving Credit Agreement dated September 27, 2002, as amended, restricts payment of cash dividends to shareholders of the Company.

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.         Exhibits

Exhibit Number		Title
3.	1

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).

3.	2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.	3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”)).

3.	4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).

3.	5

Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the “August 2001 8-A”)).

3.	6

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the “September 2001 10-Q”)).

4.	1

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s August 2001 8-A).

4.	2

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813) (the “April 2002 8-A”)).

10.	1*	First Amendment to Confidential License Agreement for Nintendo GameCube, dated April 5, 2005 between the Registrant and Nintendo of America, Inc.

31.	1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

‡Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:August 5, 2005	THQ INC.
	By:	/s/ Brian J. Farrell
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.
	By:	/s/ Edward K. Zinser
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer