Form 10-Q
period 2005-09-30
THQ INC
filed 2005-11-03
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18813

THQ INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3541686
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

29903 Agoura Road	91301
Agoura Hills, CA	(Zip Code)
(Address of principal executive offices)

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 28, 2005, there were 63,004,459 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I – Financial Information

Item 1.  Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,499	$98,175
Short-term investments	219,626	232,998
Cash, cash equivalents and short-term investments	274,125	331,173
Accounts receivable, net of allowances	77,809	73,700
Inventory	37,069	23,802
Licenses	22,068	12,464
Software development	72,456	57,107
Income taxes receivable	20,542	9,783
Prepaid expenses and other current assets	34,254	14,530
Total current assets	538,323	522,559
Property and equipment, net	34,352	26,822
Licenses, net of current portion	67,264	75,523
Software development, net of current portion	13,182	8,144
Income taxes receivable, net of current portion	9,513	9,513
Goodwill, net	86,186	83,440
Other long-term assets, net	22,674	21,392
TOTAL ASSETS	$771,494	$747,393

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,715	$36,499
Accrued and other current liabilities	91,283	77,532
Deferred income taxes	7,885	6,841
Total current liabilities	132,883	120,872
Other long-term liabilities	59,257	72,059
Deferred income taxes, net of current portion	4,466	4,466
Commitments and contingencies	—	—
Minority interest	1,333	1,238
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 62,682,708 and 60,689,622 shares issued and outstanding as of September 30, 2005 and March 31, 2005, respectively	627	607
Additional paid-in capital	378,113	347,462
Accumulated other comprehensive income	12,352	12,851
Retained earnings	182,463	187,838
Total stockholders’ equity	573,555	548,758
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$771,494	$747,393

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Net sales	$142,692	$96,295	$300,659	$184,489
Cost and expenses:
Cost of sales	46,837	30,873	101,146	64,646
License amortization and royalties	10,735	8,998	24,459	16,005
Software development amortization	24,450	17,836	47,795	30,751
Product development	21,334	15,349	40,394	25,330
Selling and marketing	26,663	20,053	63,623	38,250
Payment to venture partner	677	1,512	2,589	2,036
General and administrative	15,822	12,692	32,301	25,510
Total costs and expenses	146,518	107,313	312,307	202,528
Loss from operations	(3,826)	(11,018)	(11,648)	(18,039)
Interest income	1,771	985	3,937	1,958
Loss before income taxes and minority interest	(2,055)	(10,033)	(7,711)	(16,081)
Income taxes	(637)	(3,774)	(2,390)	(5,921)
Loss before minority interest	(1,418)	(6,259)	(5,321)	(10,160)
Minority interest	3	(95)	(54)	(95)
Net loss	$(1,415)	$(6,354)	$(5,375)	$(10,255)
Net loss per share — basic	$(0.02)	$(0.11)	$(0.09)	$(0.18)
Net loss per share — diluted	$(0.02)	$(0.11)	$(0.09)	$(0.18)
Shares used in per share calculation — basic	62,299	58,496	61,904	58,038
Shares used in per share calculation — diluted	62,299	58,496	61,904	58,038

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2005	2004
OPERATING ACTIVITIES:
Net Loss	$(5,375)	$(10,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority Interest	54	95
Depreciation and amortization	6,811	4,285
Amortization of licenses and software development	46,086	39,845
Loss on disposal of property and equipment	13	40
Stock compensation	1,142	—
Tax benefit related to the exercise of employee stock options	5,762	2,867
Deferred income taxes	485	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,851)	12,728
Inventory	(13,750)	7,774
Licenses	(7,668)	(14,388)
Software development	(58,526)	(42,329)
Prepaid expenses and other current assets	(20,359)	(19,253)
Accounts payable	(1,846)	(8,781)
Accrued and other liabilities	3,003	(15,891)
Income taxes	(10,659)	(12,588)
Net cash used in operating activities	(60,678)	(55,857)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	52,900	67,880
Purchase of short-term investments	(39,528)	(32,234)
Decrease in other long-term assets	(1,844)	(75)
Acquisitions, net of cash acquired	(4,800)	(15,730)
Purchases of property and equipment	(13,228)	(5,646)
Net cash provided by (used in) investing activities	(6,500)	14,195

FINANCING ACTIVITIES:
Stock repurchase	—	(9,080)
Proceeds from exercise of stock options	23,768	17,326
Net cash provided by financing activities	23,768	8,246
Effect of exchange rate changes on cash	(266)	(313)
Net decrease in cash and cash equivalents	(43,676)	(33,729)
Cash and cash equivalents — beginning of period	98,175	81,242
Cash and cash equivalents — end of period	$54,499	$47,513

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,832	$3,001

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

2.   Employee Stock Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended.

The following table shows what our net loss and loss per share would have been for the three and six months ended September 30, 2005 and 2004, had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each restricted stock grant is based on our closing stock price on the date of grant.

The following weighted-average assumptions were used for option grants made under our stock-based compensation plan during the three and six months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Anticipated volatility	47%	60%	53%	60%
Weighted average risk-free interest rate	4.03%	3.23%	3.83%	3.36%
Expected lives	3 years	4 years	4 years	4 years

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net loss — as reported	$(1,415)	$(6,354)	$(5,375)	$(10,255)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	563	—	788	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,924)	(4,084)	(5,860)	(6,811)
Net loss — pro forma	$(3,776)	$(10,438)	$(10,447)	$(17,066)
Loss per share:
Basic — as reported	$(0.02)	$(0.11)	$(0.09)	$(0.18)
Basic — pro forma	$(0.06)	$(0.18)	$(0.17)	$(0.29)
Diluted — as reported	$(0.02)	$(0.11)	$(0.09)	$(0.18)
Diluted — pro forma	$(0.06)	$(0.18)	$(0.17)	$(0.29)

3.              Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

(In thousands)	September 30, 2005	March 31, 2005
Cash and cash equivalents	$54,499	$98,175
Short-term investments:
Available for sale	199,327	209,378
Held to maturity	20,299	23,620
Short-term investments	219,626	232,998
Cash, cash equivalents and short-term investments	$274,125	$331,173

We consider all highly liquid investments with maturities less than three months when purchased to be cash equivalents.  Investments with maturities greater than three months, but less than one year, when purchased are considered short-term investments.  Our short-term investments are primarily auction rate securities.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities of the face of the underlying security in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest paid during a given period is based upon the interest rate determined during the prior auction.  Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  We had $199.3 million and $209.4 million of investments in auction rate securities as of September 30, 2005 and March 31, 2005, respectively.  These short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes in the condensed consolidated financial statements.  Our short-term investments classified as held to maturity are municipal bonds with maturity dates of less than one year.

During the three and six months ended September 30, 2005 there were no realized gains from sales of available-for-sale securities and there were no unrealized gains or (losses) from available-for-sale securities except for Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets.

Reclassifications.  Prior to the end of fiscal 2005, we classified auction rate securities as cash and cash equivalents if the reset period between interest rate resets was 90 days or less, which was based on our ability to liquidate our holdings or roll our investment over to the next reset period.  We reclassified certain auction rate securities from cash equivalents to short-term investments to conform to the definition of cash equivalents required by paragraph 8 of SFAS No. 95, “Statement of Cash Flows.”  Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation.  There was no impact on net income or cash flow from operating activities as a result of the reclassification.  As of September 30, 2004 and March 31, 2004, before these revisions in classifications, $131.7 million and $166.0 million, respectively, of these current investments were classified as cash and cash equivalents on the condensed consolidated balance sheet.  As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying condensed consolidated statement of cash flows for the six months ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported condensed consolidated statements of cash flows.  As a result of these revisions in classification, net cash used in investing activities related to these current investments decreased $34.3 million for the six months ended September 30, 2004.

Financial Instruments.  As of September 30, 2005 and March 31, 2005, we had foreign exchange forward contracts in the notional amount of $46.9 million and $35.1 million, respectively.  The net (loss) gain recognized from foreign currency contracts during the three and six months ended September 30, 2005 was $(352,000) and $876,000, respectively and is included in general and administrative expense in our condensed consolidated statements of operations.  We did not have any gains or losses from foreign currency contracts in the three and six months ended September 30, 2004.

4.   Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties, see “Note 9 – Balance Sheet Details”) at the contractual amount upon execution of the contract when no significant performance remains with the licensor.  When significant performance remains with the licensor, we record royalty payments as an asset (licenses) when actually paid rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter.  As of September 30, 2005, the net carrying value of our licenses was $89.3 million.

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

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  If actual revenue or revised forecasted revenue falls below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter.  As of September 30, 2005, the net carrying value of our software development was $85.6 million.

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

The changes in the carrying amount of goodwill for the six months ended September 30, 2005 are as follows (in thousands):

Balance at March 31, 2005	$83,440
Additional consideration paid for ValuSoft acquisition	2,800
Effect of foreign currency exchange rates	(54)
Balance at September 30, 2005	$86,186

7.   Other Intangible Assets

Other intangible assets are included in other long-term assets, net, and are as follows (in thousands):

		September 30, 2005			March 31, 2005
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-3 years	$2,913	$(1,495)	$1,418	$2,988	$(894)	$2,094

Trade secrets	5 years	1,800	(1,350)	450	1,800	(1,170)	630

Customer list	4-5 years	1,415	(393)	1,022	1,523	(254)	1,269

Trade names	3-10 years	2,975	(517)	2,458	3,055	(298)	2,757

Non-compete / Employment contracts	3-6.5 years	973	(562)	411	967	(435)	532
Total		$10,076	$(4,317)	$5,759	$10,333	$(3,051)	$7,282

Amortization of other intangible assets was $643,000 and $1.3 million, respectively for the three and six months ended September 30, 2005 and $405,000 and $581,000, respectively for the three and six months ended September 30, 2004.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of September 30, 2005, future amortization of other finite-lived intangible assets was estimated as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2006	$1,268
2007	1,886
2008	798
2009	499
2010	237
Thereafter	1,071
$5,759

8.   Other Long-Term Assets

In addition to other intangible assets (see “Note 7 — Other Intangible Assets”), other long-term assets include our investment in Yuke’s.  At March 31, 2005, the carrying value of the investment in Yuke’s was $8.2 million.  For the six months ended September 30, 2005, the unrealized holding gain was $1.7 million, which brings the carrying value of the investment to $9.9 million at September 30, 2005.

Other long-term assets as of September 30, 2005 and March 31, 2005 are as follows (in thousands):

	September 30, 2005	March 31, 2005
Investment in Yuke’s	$9,959	$8,244
Other intangible assets (see Note 7)	5,759	7,282
Other	6,956	5,866
Total other long-term assets	$22,674	$21,392

9.   Balance Sheet Details

Inventory.  Inventory at September 30, 2005 and March 31, 2005 consists of the following (in thousands):

	September 30,	March 31,
	2005	2005
Raw material	$5,097	$1,825
Finished goods	31,972	21,977
Inventory	$37,069	$23,802

Accrued and Other Current Liabilities.  Accrued and other current liabilities at September 30, 2005 and March 31, 2005 consist of the following (in thousands):

	September 30,	March 31,
	2005	2005
Accrued liabilities	$47,300	$43,745
Accrued payment to venture partner	1,506	639
Accrued royalties	42,477	33,148
Accrued and other current liabilities	$91,283	$77,532

Other Long-Term Liabilities.  Other long-term liabilities at September 30, 2005 and March 31, 2005 consist of the following (in thousands):

	September 30,	March 31,
	2005	2005
Accrued royalties	$58,192	$70,000
Accrued liabilities	1,065	2,059
Other long-term liabilities	$59,257	$72,059

10.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2006	$50,844	$12,022	$4,355	$18,125	$—	$85,346
2007	55,919	17,383	9,472	—	2,000	84,774
2008	39,693	10,910	9,921	—	—	60,524
2009	37,000	6,136	9,500	—	—	52,636
2010	37,000	5,718	8,759	—	—	51,477
Thereafter	22,000	4,466	33,907	—	—	60,373
	$242,456	$56,635	$75,914	$18,125	$2,000	$395,130

(1)          Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2005 are approximately $242.5 million.

Included in our condensed consolidated balance sheet as of September 30, 2005 are license/software development commitments of $76.0 million related to licenses for which no significant performance obligations are due us.  These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

 (4)       Letters of Credit.  As of September 30, 2005, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $18.1 million and no borrowings.

(5)          Other.  We will pay an additional $2.0 million in fiscal 2007 related to the purchase of Relic.

Patent Infringement litigation.  In our Form 10-K for the fiscal year ended March 31, 2005, we disclosed that on August 30, 2004, we were served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas. The plaintiff claimed that defendants, including us, infringed upon a patent owned by the plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include THQ and several other video game publishers.  In the quarter ended September 30, 2005, we entered into a license and settlement agreement (the “Settlement Agreement”) with the plaintiff resolving all claims in this matter and granting us a perpetual, worldwide, full paid-up, non-exclusive license to the patent to the extent used in our games.  A dismissal with prejudice of the claims against THQ was entered by the court on September 18, 2005.  The outcome of this Settlement Agreement did not have a material effect on our operating results, liquidity or financial position.

With respect to other future potential expenditures, other than the settlement of the litigation described above, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under “Note 15 - Commitments and Contingencies,” as of the date hereof.

We are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation, other than potentially the litigation previously disclosed in our filings with the Securities and Exchange Commission, will have a material adverse effect on our consolidated financial condition or results of operations.

11.   Capital Stock Transactions

On August 9, 2005, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend (the “Dividend”).  The Dividend was distributed on September 1, 2005 to stockholders of record as of the close of business on August 19, 2005. Cash was paid in lieu of issuance of fractional shares.  The par value of our common stock was maintained at the pre-split amount of $0.01.  All references in the accompanying condensed consolidated financial statements to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding. In addition, stockholders’ equity has been restated to give retroactive recognition to the Dividend by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the Dividend.

The Dividend did not dilute rights to stockholders under the Amended and Restated Rights Agreement between THQ and Computershare Investor Services, LLC, as Rights Agent, dated as of August 22, 2001, as amended by the First Amendment to the Amended and Restated Rights Agreement, dated as of April 9, 2002.

12.   Basic and Diluted Loss Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Net loss used to compute basic and diluted loss per share	$(1,415)	$(6,354)	$(5,375)	$(10,255)
Weighted average number of shares outstanding — basic	62,299	58,496	61,904	58,038
Dilutive effect of stock options and warrants	—	—	—	—
Number of shares used to compute loss per share — diluted	62,299	58,496	61,904	58,038

As a result of our net loss for the three and six months ended September 30, 2005 and 2004, we have excluded stock options and warrants from the diluted loss per share calculation as their inclusion would have been anti-dilutive.  Had we reported net income for the three and six months ended September 30, 2005, approximately 3.2 and 2.9 million shares of stock options and warrants would have been considered in the computation of the diluted earnings per share for the respective periods.  Had we reported net income for the three and six months ended September 30, 2004, approximately 1.3 and 1.5 million shares of stock options and warrants would have been considered in the computation of the diluted earnings per share for the respective periods.

The following amounts of options and warrants were excluded from the computation of diluted earnings per share as their exercise prices were in excess of the average market price of the common shares for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Outstanding options and warrants	128,000	193,000	4,595,000	3,926,000
Average exercise price	$23.74	$22.70	$16.45	$16.81

13.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three and six months ended September 30, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,415)	$(6,354)	$(5,375)	$(10,255)
Other comprehensive income (loss):
Foreign currency translation adjustment	(319)	490	(1,682)	528
Unrealized gain (loss) on investments, net of tax of $(328), $0, $532 and $0, respectively	(730)	111	1,183	646
Other comprehensive income (loss)	(1,049)	601	(499)	1,174
Comprehensive loss	$(2,464)	$(5,753)	$(5,874)	$(9,081)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

14.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  Information about THQ’s operations in North America and foreign territories for the three and six months ended September 30, 2005 and 2004 is presented below (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2005
Net sales to unaffiliated customers	$90,199	$43,959	$8,534	$142,692
Depreciation and amortization	2,988	511	44	3,543
Interest income	1,593	123	55	1,771
Total assets	694,142	67,406	9,946	771,494

Six months ended September 30, 2005
Net sales to unaffiliated customers	$176,435	$106,104	$18,120	$300,659
Depreciation and amortization	5,707	1,016	88	6,811
Interest income	3,449	355	133	3,937

Three months ended September 30, 2004
Net sales to unaffiliated customers	$64,029	$25,389	$6,877	$96,295
Depreciation and amortization	1,897	470	33	2,400
Interest income	807	149	29	985
Total assets	458,356	52,362	8,594	519,312

Six months ended September 30, 2004
Net sales to unaffiliated customers	$116,345	$56,257	$11,887	$184,489
Depreciation and amortization	3,573	676	36	4,285
Interest income	1,577	302	79	1,958

Information about THQ’s net sales by product line for the three and six months ended September 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2005	2004	2005	2004
Sony PlayStation 2	$44,640	$20,790	$104,954	$40,209
Microsoft Xbox	21,052	5,287	64,088	29,873
Nintendo GameCube	15,683	16,905	19,038	20,981
Nintendo Game Boy Advance	31,148	21,813	57,812	46,364
Nintendo Dual Screen	1,470	—	1,533	—
Wireless	8,966	6,259	19,227	9,094
PC	18,122	23,125	32,229	32,901
Other	1,611	2,116	1,778	5,067
Total net sales	$142,692	$96,295	$300,659	$184,489

15.   Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  We are required to adopt SFAS 123R in our fiscal year beginning April 1, 2006.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include a modified prospective and a modified retroactive adoption.  Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The modified prospective method requires that compensation expense, for all unvested stock options and restricted stock, be recognized as the requisite service is rendered beginning with the first quarter of adoption of SFAS 123R, while the modified retrospective method would record this expense beginning with the first period restated.  We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Overview

The following is a summary discussion and analysis of our operating results and the primary trends that affect our business.  Management believes that an understanding of these trends is important to understand our results for the quarter ended September 30, 2005, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the condensed consolidated financial statements and related notes.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our annual report on Form 10-K for the fiscal year ended March 31, 2005. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all game systems, including: (1)

•                  Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube, and the next-generation consoles Sony PlayStation 3 and Microsoft Xbox 360.  We also intend to develop games for the Nintendo Revolution;

•                  Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PlayStation® Portable (“PSP™ “) handheld entertainment system, wireless devices; and

•                  Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes the Disney/Pixar properties Finding Nemo, The Incredibles, and Cars (which is expected to be released in spring 2006); Nickelodeon properties such as Fairly OddParents™, Danny Phantom and SpongeBob SquarePants™; World Wrestling Entertainment™;

(1)                                  Nintendo®, Dual Screen, Game Boy® Advance, GameCube® (“GameCube”) and Revolution are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  “PSP” is a trademark and "PlayStation" and the "PS" Family logo are registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft, Xbox®,  Xbox 360™ and the Xbox logos are either registered trademarks or trademarks of Microsoft Corporation in the U.S. and/or in other countries and are used under license from Microsoft (“Microsoft”).  Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

Bratz™; Power Rangers; Warhammer® 40,000: Dawn of War™; Marvel’s The Punisher™; and Scooby-Doo!™; as well as others.  We also have licenses to create wireless products based on Star Wars, the National Football League (“NFL”), the National Hockey League (“NHL”), Major League Baseball (“MLB”) and the National Basketball Association (“NBA”), including the players of each league.  In addition to licensed properties, we also publish games based upon owned intellectual properties, including Destroy All Humans!™, Juiced™, and MX™.

We develop our games using both internal and external resources.  We currently have 12 internal development studios located in the United States, Australia and Canada.   We also contract with third-party developers around the world to develop our products.

Our global sales network includes offices in the United States, the United Kingdom, Austria, France, Germany, Netherlands, Spain, Korea and Australia.  In the US and Canada we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and national retail chain stores.  Internationally we market and distribute games on a direct-to-retail basis as well as through third-party distribution and licensing arrangements.  We also globally market and distribute games and other content for wireless devices through major wireless carriers.

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

We currently are licensed to publish and distribute titles on all platforms that are sold in the United States and Canada.  We are licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox, Game Boy Advance and Dual Screen in various additional territories, including Europe, Australia and New Zealand, parts of Asia and Central and South America.  We expect to enter into additional platform licenses or extend current licenses as new platforms are launched or our current agreements expire.

Overview of Financial Results

Our net loss for the three months ended September 30, 2005 was $1.4 million, or $0.02 per diluted share, compared to a net loss of $6.4 million, or $0.11 per diluted share, for the three months ended September 30, 2004.  Our net loss for the six months ended September 30, 2005 was $5.4 million, or $0.09 per diluted share, compared to a net loss of  $10.3 million, or $0.18 per diluted share, for the six months ended September 30, 2004.

Our profitability is dependent upon revenues from the sales of our video game software.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended September 30, 2005 increased 48% from the same period last year, to $142.7 million from $96.3 million, and net sales for the six months ended September 30, 2005 increased 63% from the same period last year to $300.7 million from $184.5 million.  The increase in net sales for the three and six months ended September 30, 2005 was primarily attributable to sales of original properties Juiced, Destroy All Humans! and Tak 3: The Great Juju Challenge as well as sales of WWE® Wrestlemania 21™.  Sales of our mass-market catalog titles, including our introduction of GBA double packs, also contributed to the increase in net sales.  Costs and expenses increased by 37%, and 54% in the three and six months ended September 30, 2005, to $146.5 million and $312.3 million, respectively, from $107.3 million and $202.5 million in the three and six months ended September 30, 2004, respectively.  The increase in costs and expenses was primarily a result of the increased sales volume, promotional support of our two new original titles released during the six months ended September 30, 2005, Destroy All Humans! and Juiced and increased product development costs related to the significant growth in our studio headcount, reflecting the acquisition and formation of four new studios, as well as development costs related to the next-generation and wireless platforms.

Cash used in operations was $60.7 million during the six months ended September 30, 2005, as compared to $55.9 million in the six months ended September 30, 2004.  The increase in cash used was primarily a result of increases in our product development efforts for next-generation platforms and wireless devices, product related payments and inventory for early third quarter releases.

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

During the three months ended September 30, 2005, we released franchise games such as Tak 3: The Great Juju Challenge, Scooby-Doo! Unmasked, WWE® Day of Reckoning 2™ and MotoGP™ 3: Ultimate Racing Technology.  In the remainder of fiscal 2006 we plan to continue to focus on releasing titles based on our best-selling brands for the current generation platforms, including titles based on The Incredibles, SpongeBob SquarePants and the WWE.  New mass-market titles we intend to publish this fiscal year include games based on MGA’s Bratz property.

During the three months ended September 30, 2005, we continued to see sales on two owned original properties released in the three months ended June 30, 2005, Destroy All Humans! and Juiced.  We intend to continue developing and publishing new original properties and products targeted at the core gamer.  Upcoming titles for the current generation console systems and PC include Company of Heroes™, Full Spectrum Warrior™: Ten Hammers™ and Titan Quest™.  We are also developing games based on new, owned intellectual properties for the next generation console systems, including The Outfit™ and Saint’s Row™.  Both of these next-generation titles are being developed at our internal studios.

We are a market leader in video game sales for handheld devices and we plan to continue building on this leadership during the transition period.  In addition to releasing top mass-market titles, such as Scooby-Doo!™ Unmasked, for the Game Boy Advance platform, we recently launched Tak 3: The Great Juju Challenge for the Nintendo Dual Screen.  We plan to release more than ten titles on the Nintendo Dual Screen and the Sony PlayStation Portable combined this fiscal year, including games based on The Incredibles, SpongeBob SquarePants, and the WWE as well as our owned property, MX. We also intend to benefit from the new Nintendo Game Boy Micro handheld device, released in September 2005, which plays Game Boy Advance games.  Additionally, we are expanding our handheld leadership position to wireless devices and plan to extend many of our upcoming console titles to the wireless platform, as we did with Destroy All Humans! and Juiced.

We continue to focus on establishing proprietary technology and internal development capabilities in order to improve our operating margins and create better quality products.  In fiscal 2006, we have continued expanding our internal development resources with the formation of Kaos Studios, located in New York City and a new studio near San Diego, California.  With the addition of these development studios and expansion in our existing studios, our worldwide product development operations now exceeds 1,000 employees located at our corporate offices and in 12 studios.  Our focus on improving profitability includes bringing development of key brands, such as Disney/Pixar and Nickelodeon, in-house.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Critical Accounting Policies.”

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2005 and 2004

Our net loss for the three months ended September 30, 2005 was $1.4 million, or $0.02 per diluted share, compared to a net loss of $6.4 million, or $0.11 per diluted share, for the three months ended September 30, 2004.

Our net loss for the six months ended September 30, 2005 was $5.4 million, or $0.09 per diluted share, compared to a net loss of $10.3 million, or $0.18 per diluted share, for the six months ended September 30, 2004.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on videogame consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless games.

Net sales in the three and six months ended September 30, 2005 increased 48% and 63% over the same periods in the prior year, from $96.3 million to $142.7 million, and from $184.5 million to $300.7 million, respectively.  The increase in net sales for the three and six months ended September 30, 2005 was primarily due to:

•                  sales of our original, owned titles, Juiced on Sony PlayStation 2, Microsoft Xbox and PC and Destroy All Humans! on Sony PlayStation 2 and Microsoft Xbox compared to the core gamer titles released in the same period last year: Full Spectrum Warrior on PC and Warhammer 40,000: Dawn of War on PC;

•                  mass-market titles released in the current period including: Tak 3: The Great Juju Challenge on Sony PlayStation 2, Nintendo GameCube, Nintendo Game Boy Advance and Microsoft Xbox; Scooby-Doo! Unmasked on Sony PlayStation 2 and Nintendo Game Boy Advance; and MotoGP 3: Ultimate Racing Technology on Microsoft Xbox compared to Fairly Odd Parents: Shadow Showdown on Sony PlayStation 2 and Nintendo GameCube and Finding Nemo 2: The Continuing Adventures on Nintendo Game Boy Advance in the same period last year and

•                  the releases of WWE® Wrestlemania 21™ on Microsoft Xbox in the three months ended June 30, 2005 with no comparable Microsoft Xbox title released in the six months ended September 30, 2004.

The following table details our net sales by territory for the three and six months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2005		2004		(Decrease)	Change
North America	$90,199	63.2%	$64,029	66.5%	$26,170	40.9%
Europe	43,959	30.8	25,389	26.4	18,570	73.1
Asia Pacific	8,534	6.0	6,877	7.1	1,657	24.1
International	52,493	36.8	32,266	33.5	20,227	62.7
Consolidated net sales	$142,692	100.0%	$96,295	100.0%	$46,397	48.2%

	Six Months Ended September 30,				Increase/	%
	2005		2004		(Decrease)	Change
North America	$176,435	58.7%	$116,345	63.1%	$60,090	51.6%
Europe	106,104	35.3	56,257	30.5	49,847	88.6
Asia Pacific	18,120	6.0	11,887	6.4	6,233	52.4
International	124,224	41.3	68,144	36.9	56,080	82.3
Consolidated net sales	$300,659	100.0%	$184,489	100.0%	$116,170	63.0%

North America

For the three months ended September 30, 2005, North America net sales increased to $90.2 million from $64.0 million in the three months ended September 30, 2004.  This increase was driven by sales of current quarter releases, Tak 3: The Great Juju Challenge, Scooby-Doo! Unmasked and MotoGP 3: Ultimate Racing Technology, as well as continued sales of two new releases from the quarter ended June 30, 2005, Destroy All Humans! and Juiced.  Additionally, Tak 2: The Staff of Dreams was released in the December quarter of fiscal 2005, whereas Tak 3: The Great Juju Challenge was released in the September quarter of fiscal 2006.

For the six months ended September 30, 2005, North America net sales increased to $176.4 million from $116.3 million in the six months ended September 30, 2004.  This increase was attributable to sales of two new releases from the quarter ended June 30, 2005, Destroy All Humans! and Juiced as well as from WWE Wrestlemania 21 and Tak 3: The Great Juju Challenge as compared to new releases Full Spectrum Warrior, WWE Day of Reckoning and Sonic Advance 3 in the same period of the prior fiscal year.

We expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2006, and to remain fairly consistent with the first half of fiscal 2006 as a percentage of consolidated net sales.

International

For the three months ended September 30, 2005, international net sales increased to $52.5 million from $32.3 million in the three months ended September 30, 2004.  This increase was driven by sales of current quarter releases, MotoGP 3: Ultimate Racing Technology and Scooby-Doo! Unmasked as well as continued sales of two new releases from the quarter ended June 30, 2005, Destroy All Humans! and Juiced.

For the six months ended September 30, 2005, international net sales increased to $124.2 million from $68.1 million in the six months ended September 30, 2004.  This increase was primarily driven by sales of Juiced and Destroy All Humans! as compared to Full Spectrum Warrior in the same period of the prior fiscal year.

We will continue to focus on expanding sales internationally in fiscal 2006, as we expand our product portfolio and direct sales forces in the international markets.  In early calendar 2005, we established a presence in Austria and Spain to facilitate direct sales of our products into the Austrian, Spanish and Portugese markets.  In the three months ended September 30, 2005, we established an office in the Netherlands to facilitate direct sales of our products to the Benelux countries.  We expect to open an office in the Nordic territories before the end of calendar 2005 and we plan to expand our direct sales force in Eastern Europe, Italy, New Zealand and Japan.

Net Sales by Platform

Our worldwide net sales by platform for the three and six months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$44,640	31.3%	$20,790	21.6%	$23,850	114.7%
Microsoft Xbox	21,052	14.8	5,287	5.5	15,765	298.2
Nintendo GameCube	15,683	11.0	16,905	17.6	(1,222)	(7.2)
	81,375	57.1	42,982	44.7	38,393	89.3
Handheld
Nintendo Game Boy Advance	31,148	21.8	21,813	22.7	9,335	42.8
Nintendo Dual Screen	1,470	1.0	—	—	1,470	100.0
Wireless	8,966	6.3	6,259	6.5	2,707	43.2
	41,584	29.1	28,072	29.2	13,512	48.1

PC	18,122	12.7	23,125	24.0	(5,003)	(21.6)
Other	1,611	1.1	2,116	2.1	(505)	(23.9)
Net Sales	$142,692	100.0%	$96,295	100.0%	$46,397	48.2%

	Six Months Ended September 30,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$104,954	34.9%	$40,209	21.8%	$64,745	161.0%
Microsoft Xbox	64,088	21.3	29,873	16.2	34,215	114.5
Nintendo GameCube	19,038	6.3	20,981	11.4	(1,943)	(9.3)
	188,080	62.5	91,063	49.4	97,017	106.5
Handheld
Nintendo Game Boy Advance	57,812	19.2	46,364	25.1	11,448	24.7
Nintendo Dual Screen	1,533	0.5	—	—	1,533	100.0
Wireless	19,227	6.4	9,094	4.9	10,133	111.4
	78,572	26.1	55,458	30.0	23,114	41.7

PC	32,229	10.7	32,901	17.8	(672)	(2.0)
Other	1,778	0.7	5,067	2.8	(3,289)	(64.9)
Net Sales	$300,659	100.0%	$184,489	100.0%	$116,170	63.0%

Consoles

Net sales for console platforms increased 89% and 107%, for the three and six months ended September 30, 2005 compared to the same periods in the prior year.  During the three and six months ended September 30, 2005, we released 12 and 17 console SKUs, respectively, compared to seven and eight console SKUs released in the three and six months ended September 30, 2004, respectively.  A SKU is a version of a title designed for play on a particular platform.

Sony PlayStation 2 Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$44,640	31.3%	$20,790	21.6%	114.7%
Six Months Ended	$104,954	34.9%	$40,209	21.8%	161.0%

Net sales of video games for PlayStation 2 increased by $23.9 million and by $64.7 million for the three and six months ended September 30, 2005, respectively, as compared to the same periods in 2004.  The increase in PlayStation 2 net sales in the three months ended September 30, 2005 was primarily attributable to the continued sales of releases from the three months ended June 30, 2005: Destroy All Humans! and Juiced as well as four new releases during the current period including: Scooby-Doo! Unmasked and Tak 3: The Great Juju Challenge.  In the three and six months ended September 30, 2004, we had three new releases, however, net sales were primarily driven by catalog sales.

We expect net sales from PlayStation 2 products to increase in fiscal 2006, as compared to fiscal 2005, mainly due to sales of our owned and original properties released in the three months ended June 30, 2005: Juiced and Destroy All Humans!.  Sony has announced that it plans to launch its next-generation console, PlayStation 3, in spring 2006.  After PlayStation 3 is launched, we expect sales of games for PlayStation 2 to decrease as sales of games for PlayStation 3 increase with the growth of the installed base.

Microsoft Xbox Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$21,052	14.8%	$5,287	5.5%	298.2%
Six Months Ended	$64,088	21.3%	$29,873	16.2%	114.5%

Net sales of video games for Xbox increased by $15.8 million and $34.2 million for the three and six months ended September 30, 2005, respectively, as compared to the same periods in 2004.  The increase in Xbox net sales in the three months ended September 30, 2005 was primarily attributable to the continued sales of releases from the three months ended June 30, 2005: Destroy All Humans! and Juiced, as well as five new releases during the current period including: MotoGP 3: Ultimate Racing Technology, Tak 3: The Great Juju Challenge and Scooby-Doo! Unmasked.  The increase in net sales for the six months ended September 30, 2005 was due to WWE Wrestlemania 21, Destroy All Humans! and Juiced.  Sales in the six months ended September 30, 2004 were driven by Full Spectrum Warrior, our only new release in that period.

We expect net sales from Xbox products to increase in fiscal 2006, as compared to fiscal 2005, mainly due to sales of our owned and original properties released in the three months ended June 30, 2005: Juiced and Destroy All Humans!.  Microsoft has announced that it plans to launch its next-generation console, Xbox 360, in North America, Europe and Japan by holiday 2005.  As the installed base of Xbox 360 grows, we expect sales of games for Xbox to decrease as sales of games for Xbox 360 increases.

Nintendo GameCube Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$15,683	11.0%	$16,905	17.6%	(7.2)%
Six Months Ended	$19,038	6.3%	$20,981	11.4%	(9.3)%

Net sales of video games for GameCube decreased by $1.2 million and $1.9 million for the three and six months ended September 30, 2005, respectively, as compared to the same periods in 2004.  Net sales in the three and six months ended September 30, 2005 were driven by our three current quarter releases: WWE Day of Reckoning 2, Tak 3: The Great Juju Challenge, and Scooby-Doo! Unmasked.  In the three and six months ended September 30, 2004, we had four new releases, with net sales primarily driven by sales of WWE Day of Reckoning.

We expect net sales from GameCube products to decrease in fiscal 2006, as compared to fiscal 2005, due to a reduced SKU count.  Nintendo recently announced that it would release its next-generation console, the Revolution, in 2006.  We expect sales for the GameCube to decline in the future as sales of games for the Revolution increase with the growth of the installed base.

Handheld Platforms

Another factor that positively affected net sales was a 48% and 42% increase in sales of video games for handheld platforms for the three and six months ended September 30, 2005 as compared to the same periods in 2004.

Nintendo Game Boy Advance Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$31,148	21.8%	$21,813	22.7%	42.8%
Six Months Ended	$57,812	19.2%	$46,364	25.1%	24.7%

Net sales of video games for Game Boy Advance increased by $9.3 million and $11.4 million for the three and six months ended September 30, 2005, respectively, as compared to the same periods in 2004.  Net sales in the three and six months ended September 30, 2005 were driven by sales of catalog titles, led by Disney/Pixar’s The

Incredibles, as well as sales of our Game Boy Advance Double Packs.  Game Boy Advance Double Packs feature two previously released titles on one cartridge, providing us with a way to reintroduce our top selling mass-market titles.  Net sales in the six months ended September 30, 2004 were driven by Sonic Advance 3, as well as catalog titles such as Disney/Pixar's Finding Nemo.  We had four new releases in the three and six months ended September 30, 2005 as compared to five and six new releases in the same periods in 2004, respectively.

We expect net sales from the Game Boy Advance products to decrease in fiscal 2006, as compared to fiscal 2005, due to a reduced SKU count as we expand our offerings to new handheld devices.  In September 2005, Nintendo released the Game Boy Micro, a pocket-size platform which plays Game Boy Advance games.  We expect this new handheld device to provide a partial offset to the decline in net sales of Game Boy Advance products.

Nintendo Dual Screen Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$1,470	1.0%	$—	0.0%	100.0%
Six Months Ended	$1,533	0.5%	$—	0.0%	100.0%

We released one new title, Tak 3: The Great Juju Challenge, for the Nintendo DS portable game system (“Nintendo DS”) in the three months ended September 30, 2005.  As the installed base of Nintendo DS hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on Disney/Pixar’s The Incredibles, Scooby-Doo!, SpongeBob SquarePants, WWE and others.

PlayStation Portable.  We expect to release three or four titles in fiscal 2006 for the PSP system.  As the installed base of the PSP system hardware grows, we expect to bring our market-leading kids and family brands to the platform, including games based on SpongeBob SquarePants and titles based on our WWE license and our own Juiced and MX brands.

Wireless Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$8,966	6.3%	$6,259	6.5%	43.2%
Six Months Ended	$19,227	6.4%	$9,094	4.9%	111.4%

Wireless revenues consist primarily of sales of wireless games. Through our controlling interest in Minick, we also derive wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment.

Wireless net sales increased by $2.7 million and $10.1 million during the three and six months ended September 30, 2005 compared to the same periods in 2004.  As we continue to build our wireless platform, our product breadth has grown significantly.  The increase in wireless net sales reflected sales of Star Wars games and ringtones, The SpongeBob SquarePants™ Movie, Destroy All Humans!, Juiced and MotoGP™ as well as continued growth in the installed base of wireless handsets with game capabilities.

We expect wireless net sales to increase in fiscal 2006, as compared to fiscal 2005, as we continue to expand our product offerings and as the installed base of data enabled wireless handsets with game capabilities continues to grow.

PC  Net Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$18,122	12.7%	$23,125	24.0%	(21.6)%
Six Months Ended	$32,229	10.7%	$32,901	17.8%	(2.0)%

Net sales of PC products decreased by $5.0 million and $0.7 million for the three and six months ended September 30, 2005 compared to the same periods in 2004.  PC net sales in the three months ended September 30, 2005 were primarily driven by four current quarter releases including: Warhammer® 40,000: Dawn of War: Winter Assault™, an expansion pack for our previously released Warhammer 40,000: Dawn of War title and MotoGP 3: Ultimate Racing Technology.  We released three new PC titles during the three and six months ended September 30, 2004, with sales primarily driven by Warhammer 40,000: Dawn of War and Full Spectrum Warrior.  We expect PC net sales to decrease in fiscal 2006, as compared to fiscal 2005, mainly due to the successful launch of Warhammer 40,000: Dawn of War in fiscal 2005.

Other Net Sales

Other net sales primarily consist of sales from older platforms.  Other net sales during the three and six months ended September 30, 2005 and 2004 are primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Net Interest Income, Other Income, Income Taxes and Minority Interest

The following table sets forth information about our costs and expenses, interest income, other income, income taxes, and minority interest for the periods indicated as a percentage of total net sales:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Costs and expenses:
Cost of sales	32.8%	32.1%	33.7%	35.0%
License amortization and royalties	7.5	9.3	8.1	8.7
Software development amortization	17.1	18.5	15.9	16.7
Product development	15.0	15.9	13.4	13.7
Selling and marketing	18.7	20.8	21.2	20.7
Payment to venture partner	0.5	1.6	0.9	1.1
General and administrative	11.1	13.2	10.7	13.9
Total costs and expenses	102.7	111.4	103.9	109.8
Loss from operations	(2.7)	(11.4)	(3.9)	(9.8)
Interest income	1.2	1.0	1.3	1.1
Loss before income taxes and minority interest	(1.5)	(10.4)	(2.6)	(8.7)
Income taxes	(0.5)	(3.9)	(0.8)	(3.2)
Loss before minority interest	(1.0)	(6.5)	(1.8)	(5.5)
Minority interest	—	(0.1)	—	(0.1)
Net loss	(1.0)%	(6.6)%	(1.8)%	(5.6)%

Our costs and expenses increased by 37% and 54% in the three and six months ended September 30, 2005, compared to the same periods in 2004, but decreased as a percentage of net sales by 9 and 6 percentage points, respectively.

Cost of  Sales (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$46,837	32.8%	$30,873	32.1%	51.7%
Six Months Ended	$101,146	33.7%	$64,646	35.0%	56.5%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts.  Cost of sales as a percentage of net sales increased slightly for the three months ended September 30, 2005 as compared to the same period of 2004 as a result of the decline in sales of PC products which carry lower manufacturing costs than products for console and handheld platforms.  For the six months ended September 30, 2005 cost of sales as a percentage of net sales decreased by 1.3 percentage points as compared to the same period of 2004, primarily due to an overall increase in the weighted average selling price of our titles, resulting from the three higher priced core gamer new releases during the first quarter.  We expect cost of sales as a percentage of net sales for the remainder of fiscal 2006 to increase slightly as compared to fiscal 2005.

License Amortization and Royalties (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$10,735	7.5%	$8,998	9.3%	19.3%
Six Months Ended	$24,459	8.1%	$16,005	8.7%	52.8%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license.  For the three and six months ended September 30, 2005, license amortization and royalties decreased as a percentage of net sales by 1.8 and 0.6 percentage points, respectively.  This was primarily because a higher mix of our net sales came from owned intellectual properties as compared to the same periods in fiscal 2005.  Additionally, in the three months ended June 30, 2004 we recorded a reduction of license amortization and royalties of approximately $1.7 million related to an adjustment to the estimated fair value of warrants issued to a licensor.  Excluding this prior year adjustment, license amortization as a percentage of net sales for the six months ended September 30, 2005 would have been 1.5 percentage points lower than the same period in fiscal 2005.  We expect license amortization and royalties as a percentage of net sales to continue to decrease for the remainder of fiscal 2006, reflecting greater sales mix of games based upon owned properties.

Software Development Amortization (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$24,450	17.1%	$17,836	18.5%	37.1%
Six Months Ended	$47,795	15.9%	$30,751	16.7%	55.4%

Software development amortization expense consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs.  Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  For the three and six months ended September 30, 2005 software development amortization as a percentage of net sales decreased as compared to the same periods in 2004 and increased in absolute dollars by $6.6 million and $17.0 million, respectively.  The decrease as a percentage of net sales is primarily the result of catalog sales of The Incredibles, The SpongeBob SquarePants Movie, and MX vs ATV Unleashed™, which were all internally developed.  The increase in absolute dollars is due to higher net sales.  We expect software development amortization as a percentage of net sales to increase in fiscal 2006, as fiscal 2005 benefited from significant sales of the internally developed kid’s game, Disney/Pixar’s The Incredibles.

Product Development (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$21,334	15.0%	$15,349	15.9%	39.0%
Six Months Ended	$40,394	13.4%	$25,330	13.7%	59.5%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  For the three and six months ended September 30, 2005, product development expenses increased by $6.0 million and $15.1 million, respectively, from the same periods in 2004.  This increase was primarily due to the following factors: (1) a significant increase in internal development headcount from approximately 700 at September 30, 2004 to over 1,050 at September 30, 2005, (2) spending on development for games for next-generation platforms, and (3) increased spending on product development for wireless content as we continue to increase our product offerings.  We expect product development expense to increase in fiscal 2006, as compared to fiscal 2005, due to increased development of software for next-generation platforms and wireless products.

Selling and Marketing (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$26,663	18.7%	$20,053	20.8%	33.0%
Six Months Ended	$63,623	21.2%	$38,250	20.7%	66.3%

Selling and marketing expense consists of advertising, promotional expenses and personnel-related costs.  For the three and six months ended September 30, 2005, selling and marketing expenses increased $6.6 million and $25.4 million, respectively from the same periods in 2004.  This increase was primarily due to promotional efforts to support the launch of two new owned and original titles: Juiced and Destroy All Humans!.  We expect selling and marketing expense to increase in fiscal 2006, as compared to fiscal 2005, as we support the launches of additional key titles based upon new owned and original intellectual properties and our holiday product line-up.

Payment to venture partner (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$677	0.5%	$1,512	1.6%	(55.2)%
Six Months Ended	$2,589	0.9%	$2,036	1.1%	27.2%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games.  We released WWE Day of Reckoning 2 in the current quarter and released one new title in the prior year quarter.  Payment to venture partner decreased during the three months ended September 30, 2005 by $0.8 million compared to the same period in 2004, primarily due to offsetting revenue earned in the current year related to JAKKS’ sales of WWE plug and play TV games.  Payment to venture partner increased during the six months ended September 30, 2005 by $0.6 million compared to the same period in 2004 due to increases in net sales of games based upon the WWE license, offset by sales of WWE plug and play TV games.

General and Administrative (in thousands)

	September 30, 2005	% of net sales	September 30, 2004	% of net sales	% change
Three Months Ended	$15,822	11.1%	$12,692	13.2%	24.7%
Six Months Ended	$32,301	10.7%	$25,510	13.9%	26.6%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts and facilities.  General and administrative expenses increased by $3.1 million and $6.8 million for the three and six months ended September 30, 2005 compared to the same periods in 2004, primarily due to foreign exchange, growth in European and wireless operations, higher depreciation and amortization expense related to prior-year acquisitions and higher professional fees.  We expect general and administrative expenses to increase slightly as a percentage of net sales in fiscal 2006 as compared to fiscal 2005 mainly due to increased depreciation expense related to our investments in property and equipment.

Income Taxes

The effective tax rate for the six months ended September 30, 2005 was 31% and the effective tax rate for the fiscal year ended March 31, 2005 was 19%.  The fiscal 2005 effective income tax rate benefited from the following two factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of fiscal 2005 research and development income tax credits.  Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 29%.  We expect our effective income tax rate to be approximately 31% for fiscal 2006.

Liquidity and Capital Resources

(In thousands)	September 30, 2005	March 31, 2005	Change
Cash and cash equivalents	$54,499	$98,175	$(43,676)
Short-term investments	219,626	232,998	(13,372)
Cash, cash equivalents and short-term investments	$274,125	$331,173	$(57,048)

Percentage of total assets	36%	44%

	Six Months Ended September 30,
(In thousands)	2005	2004	Change
Cash used in operating activities	$(60,678)	$(55,857)	$(4,821)
Cash provided by (used in) investing activities	(6,500)	14,195	(20,695)
Cash provided by financing activities	23,768	8,246	15,522
Effect of exchange rate changes on cash	(266)	(313)	47
Net decrease in cash and cash equivalents	$(43,676)	$(33,729)	$(9,947)

Cash Flow from Operating Activities.  Our principal source of cash is from sales of interactive software games designed for play on videogame consoles, handheld devices, wireless devices and personal computers.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development and selling and marketing expenses.

Cash used in operating activities increased by $4.8 million for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004.  The increase was primarily the result of increases in inventory for our early third quarter releases and an increase in our product development efforts for next-generation products and wireless devices.  We expect to generate positive operating cash flow for the full fiscal year 2006.

Cash Flow from Investing Activities.  Cash used in investing activities increased by $20.7 million for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004, primarily due to a decrease in the amount of net proceeds from sales of short-term investments, an increase in purchases of property and equipment, offset by a decrease in acquisition related activity.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by $15.5 million for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004, due to an increase in cash provided by the exercise of stock options.  We did not repurchase any of our common stock during the six months ended September 30, 2005 and had $9.1 million of stock repurchases in the six months ended September 30, 2004.

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

Key Balance Sheet Accounts

Accounts Receivable.  The increase in net accounts receivable is primarily due to sales of current quarter releases of Tak 3:  The Great Juju Challenge, Scooby-Doo! Unmasked, and WWE Day of Reckoning 2 as well as continued sales of releases from the three months ended June 30, 2005:  Destroy All Humans! and Juiced.  Allowances for price protection, returns and doubtful accounts were $52.5 million as of September 30, 2005, a $5.6 million decrease from March 31, 2005.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 8% as of September 30, 2005 as compared to 10% as of September 30, 2004.  This decline in allowances is primarily due to the improved sell through to end consumers of our key current year releases.

Inventory.  The increase in inventory from March 31, 2005 to September 30, 2005 is to support early third quarter releases.  We expect inventory to decline as we continue to ship products and reorders in future periods.

Licenses.  Licenses increased by $1.3 million from March 31, 2005 to September 30, 2005 as we made only a few small investments in licenses off-set by amortization during the six month period.

Software Development.  The increase in software development during the six months ended September 30, 2005 is primarily the result of our investment in products scheduled to be released later in fiscal 2006 and early in fiscal

2007.  Higher development costs for next-generation console and handheld titles have also contributed to the increase.

Accounts Payable.  Accounts payable decreased by $2.8 million from March 31, 2005 to September 30, 2005 due to payments of higher March 31, 2005 product invoices.  The decrease in accounts payable was primarily the result of payments for inventory purchases related to late fourth quarter fiscal 2005 releases.

Accrued and Other Current Liabilities.  The increase in accrued and other current liabilities is primarily the result of customer prepayments for product and an increase in the accrued payment to venture partner related to the release of WWE Day of Reckoning 2 during the current quarter.  We did not release a WWE title during the quarter ended March 31, 2005.  These increases were partially offset by the payment of fiscal 2005 bonuses and profit sharing.

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

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2006	$50,844	$12,022	$4,355	$18,125	$—	$85,346
2007	55,919	17,383	9,472	—	2,000	84,774
2008	39,693	10,910	9,921	—	—	60,524
2009	37,000	6,136	9,500	—	—	52,636
2010	37,000	5,718	8,759	—	—	51,477
Thereafter	22,000	4,466	33,907	—	—	60,373
	$242,456	$56,635	$75,914	$18,125	$2,000	$395,130

(1)          Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2005 are approximately $242.5 million.

Included in our condensed consolidated balanced sheet as of September 30, 2005 are license/software development commitments of $76.0 million related to licenses for which no significant performance obligations are due us.  These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)          Letters of Credit.  As of September 30, 2005, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $18.1 million and no borrowings.

(5)          Other.  We will pay an additional $2.0 million in fiscal 2007 related to the purchase of Relic.

With respect to other future potential expenditures, other than the litigation described below in Part II, Item 1, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Liquidity and Capital Resources - Guarantees and Commitments,” as of the date hereof.

Recently Issued Accounting Pronouncements

See Note 15, “Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements, herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  There have been no material changes in our market risk as described in Item 7A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Infringement litigation.  In our Form 10-K for the fiscal year ended March 31, 2005, we disclosed that on August 30, 2004, we were served with a lawsuit entitled American Video Graphics, L.P. v. Electronic Arts, Inc., et al., filed in the United States District Court for the Eastern District of Texas. The plaintiff claimed that defendants, including us, infringed upon a patent owned by the plaintiff entitled “Method and Apparatus for Spherical Panning.” Defendants in the lawsuit include THQ and several other video game publishers.  In the quarter ended September 30, 2005, we entered into a license and settlement agreement (the “Settlement Agreement”) with the plaintiff resolving all claims in this matter and granting us a perpetual, worldwide, full paid-up, non-exclusive license to the patent to the extent used in our games.  A dismissal with prejudice of the claims against THQ was entered by the court on September 18, 2005.  The outcome of this Settlement Agreement did not have a material effect on our operating results, liquidity or financial position.

Other than the settlement of the litigation described above, during the three months ended September 30, 2005, there have been no material developments in any of the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended September 30, 2005.

Limitations upon Payment of Dividends

The Amended and Restated Revolving Credit Agreement dated September 27, 2002, as amended, restricts payment of cash dividends to shareholders of the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on July 19, 2005.  The following two matters were decided:

1.               Five directors were elected:

	Votes For	Votes Withheld
Brian J. Farrell	38,342,012	571,596
Lawrence Burstein	36,598,510	2,315,098
Brian Dougherty	34,508,844	4,404,764
James L. Whims	34,023,611	4,889,997
Henry T. DeNero	33,598,243	5,315,365

2.     A proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ending March 31, 2006 was approved by a vote of 38,275,072 for, 634,054 against, and 4,482 abstaining.

Item 5.   Other Information

Stock Dividend

On August 9, 2005, we announced that our Board of Directors declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend (the “Dividend”).  The Dividend was distributed on September 1, 2005 to stockholders of record as of the close of business on August 19, 2005. Cash was paid in lieu of issuance of fractional shares.  The par value of our common stock was maintained at the pre-split amount of $0.01.  All references in the accompanying condensed consolidated financial statements to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding. In addition, stockholders’ equity has been restated to give retroactive recognition to the Dividend by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the Dividend.

In accordance with the Amended and Restated Rights Agreement between THQ and Computershare Investor Services, LLC, as Rights Agent, dated as of August 22, 2001, as amended by the First Amendment to the Amended and Restated Rights Agreement, dated as of April 9, 2002 (the “Rights Agreement”), and as adjusted pursuant to Section 11(p) of the Rights Agreement as a result of the stock split which occurred on April 9, 2002, prior to the Dividend, each share of THQ’s common stock was accompanied by two-thirds of a preferred stock purchase right (“Right”).  To reflect the Dividend, each share of common stock shall now be accompanied by four-ninths (4/9) of a Right, but the exercise price of one full Right remained unchanged.  However, since each share of common stock will only have four-ninths of a Right attached to it, when the holder of a share of common stock exercises that four-ninths of a Right, the holder will pay $44.44 rather than $100 and will receive 4/9000ths of a share of preferred stock.  Additionally, the redemption price per Right will remain unchanged at $0.001 per Right.  Since each share of common stock will have 4/9 of a Right associated with it, the amount that a holder of a share of common stock would receive upon redemption of the fractional Right associated with that share of common stock would be $0.00044.

As a result of the Dividend and pursuant to the Certificate of Designation, as amended (the “Certificate of Designation”), establishing the Preferred Stock, effective as of the payment of the Dividend:  (i) each share of Preferred Stock will be entitled to quarterly dividends equal to 2,250 times the aggregate per share amount of all dividends declared on the common stock during the quarter, (ii) each share of Preferred Stock will be entitled to 2,250 votes on all matters submitted to a vote of THQ’s stockholders, (iii) the “adjustment number” (as defined in the Certificate of Designation) used in Section 6 of the Certificate of Designation for calculating the liquidation amount for Preferred Stock will be changed to 2,250 and (iv) in the event of a consolidation, merger, combination or similar transaction, each share of Preferred Stock will be exchanged or changed into an amount per share equal to 2,250 times the amount of capital stock, securities, cash or other property for which each share of common stock is exchanged or changed.  The description of the Rights contained herein does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement and the Certificate of Designation.

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

10.1*‡	Kelly Flock Offer Letter dated August 11, 2005.

10.2*‡	THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005.

10.3*‡	THQ Inc. Performance Accelerated Restricted Stock Unit Deferred Compensation Plan, effective as of August 18, 2005.

31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

‡Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2005	THQ INC.
	By:	/s/ Brian J. Farrell
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.
	By:	/s/ Edward K. Zinser
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer