Form 10-Q
period 2005-12-31
THQ INC
filed 2006-02-09
CIK 865570

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-18813

THQ INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3541686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29903 Agoura Road Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 3, 2006, there were 63,827,227 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets – December 31, 2005 and March 31, 2005

Condensed Consolidated Statements of Operations – for the Three and Nine Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows – for the Nine Months Ended December 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

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

Signatures

Part I – Financial Information

Item 1.  Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,865	$98,175
Short-term investments	186,250	232,998
Cash, cash equivalents and short-term investments	296,115	331,173
Accounts receivable, net of allowances	187,737	73,700
Inventory	31,189	23,802
Licenses	22,214	12,464
Software development	77,397	57,107
Income taxes receivable	6,601	9,783
Prepaid expenses and other current assets	24,378	14,530
Total current assets	645,631	522,559
Property and equipment, net	35,363	26,822
Licenses, net of current portion	64,182	75,523
Software development, net of current portion	18,528	8,144
Income taxes receivable, net of current portion	9,513	9,513
Goodwill, net	86,053	83,440
Other long-term assets, net	23,573	21,392
TOTAL ASSETS	$882,843	$747,393

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,332	$36,499
Accrued and other current liabilities	134,674	77,532
Deferred income taxes	8,007	6,841
Total current liabilities	184,013	120,872
Other long-term liabilities	60,368	72,059
Deferred income taxes, net of current portion	4,466	4,466
Commitments and contingencies	—	—
Minority interest	1,373	1,238
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 63,410,973 and 60,689,622 shares issued and outstanding as of December 31, 2005 and March 31, 2005, respectively	634	607
Additional paid-in capital	389,669	347,462
Accumulated other comprehensive income	12,274	12,851
Retained earnings	230,046	187,838
Total stockholders’ equity	632,623	548,758
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$882,843	$747,393

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Net sales	$357,848	$400,315	$658,507	$584,805
Cost and expenses:
Cost of sales	124,164	126,270	225,310	190,916
License amortization and royalties	41,899	54,507	66,358	70,511
Software development amortization	33,129	47,740	80,924	78,492
Product development	23,954	24,207	64,348	49,537
Selling and marketing	44,318	48,010	107,941	86,260
Payment to venture partner	8,537	7,050	11,126	9,087
General and administrative	17,984	12,298	50,285	37,807
Total costs and expenses	293,985	320,082	606,292	522,610
Income from operations	63,863	80,233	52,215	62,195
Interest income	1,826	833	5,763	2,790
Income before income taxes and minority interest	65,689	81,066	57,978	64,985
Income taxes	18,044	18,057	15,654	12,136
Income before minority interest	47,645	63,009	42,324	52,849
Minority interest	(62)	(74)	(116)	(169)
Net income	$47,583	$62,935	$42,208	$52,680
Net income per share — basic	$0.76	$1.08	$0.68	$0.91
Net income per share — diluted	$0.72	$1.05	$0.65	$0.88
Shares used in per share calculation — basic	62,982	58,472	62,265	58,183
Shares used in per share calculation — diluted	65,919	59,875	65,154	59,695

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2005	2004
OPERATING ACTIVITIES:
Net income	$42,208	$52,680
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest	116	169
Depreciation and amortization	10,569	6,957
Amortization of licenses and software development	70,738	102,290
Loss on disposal of property and equipment	66	23
Stock compensation	1,479	—
Tax benefit related to the exercise of employee stock options	9,079	3,698
Deferred income taxes	95	(1,534)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(118,029)	(148,704)
Inventory	(8,163)	(4,002)
Licenses	(11,263)	(106,496)
Software development	(86,739)	(69,473)
Prepaid expenses and other current assets	(10,403)	(17,103)
Accounts payable	6,600	18,703
Accrued and other liabilities	48,378	112,041
Income taxes	3,536	5,172
Net cash used in operating activities	(41,733)	(45,579)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	95,900	195,988
Purchase of short-term investments	(49,152)	(122,715)
Other long-term assets	(2,158)	(5,152)
Acquisitions, net of cash acquired	(5,331)	(18,862)
Purchases of property and equipment	(17,525)	(9,835)
Net cash provided by investing activities	21,734	39,424

FINANCING ACTIVITIES:
Stock repurchase	—	(9,080)
Proceeds from exercise of stock options	31,678	23,154
Net cash provided by financing activities	31,678	14,074
Effect of exchange rate changes on cash	11	(625)
Net increase in cash and cash equivalents	11,690	7,294
Cash and cash equivalents — beginning of period	98,175	81,242
Cash and cash equivalents — end of period	$109,865	$88,536

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,994	$4,362

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

The following table shows what our net income and earnings per share would have been for the three and nine months ended December 31, 2005 and 2004, had compensation cost for our stock-based compensation plans been measured based on the estimated fair value at the grant dates in accordance with the provisions of SFAS No. 123.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each restricted stock grant is based on our closing stock price on the date of grant.

The following weighted-average assumptions were used for option grants made under our stock-based compensation plan during the three and nine months ended December 31, 2005 and 2004:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Anticipated volatility	48%	57%	51%	57%
Weighted average risk-free interest rate	4.40%	3.35%	4.03%	3.36%
Expected lives	3 years	4 years	3 years	4 years

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands, except per share data)	2005	2004	2005	2004
Net income — as reported	$47,583	$62,935	$42,208	$52,680
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	291	—	1,079	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,428)	(4,249)	(9,288)	(11,060)
Net income — pro forma	$44,446	$58,686	$33,999	$41,620
Earnings per share:
Basic — as reported	$0.76	$1.08	$0.68	$0.91
Basic — pro forma	$0.71	$1.00	$0.55	$0.72
Diluted — as reported	$0.72	$1.05	$0.65	$0.88
Diluted — pro forma	$0.67	$0.98	$0.52	$0.70

3.   Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

(In thousands)	December 31, 2005	March 31, 2005
Cash and cash equivalents	$109,865	$98,175
Short-term investments:
Available for sale	176,925	209,378
Held to maturity	9,325	23,620
Short-term investments	186,250	232,998
Cash, cash equivalents and short-term investments	$296,115	$331,173

We consider all highly liquid investments with maturities less than three months when purchased to be cash equivalents.  Investments with maturities greater than three months, but less than one year, when purchased are considered short-term investments.  Our short-term investments are primarily auction rate securities.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days.  Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest paid during a given period is based upon the interest rate determined during the prior auction.  Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  We had $176.9 million and $209.4 million of investments in auction rate securities as of December 31, 2005 and March 31, 2005, respectively.  These short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes in the condensed consolidated financial statements.  Our short-term investments classified as held to maturity are municipal bonds with maturity dates of less than one year.

During the three and nine months ended December 31, 2005 there were no realized gains from sales of available-for-sale securities and there were no unrealized gains or (losses) from available-for-sale securities except for Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 8 – Other Long-Term Assets”).

Reclassifications.  Prior to the end of fiscal 2005, we classified auction rate securities as cash and cash equivalents if the reset period between interest rate resets was 90 days or less, which was based on our ability to liquidate our holdings or roll our investment over to the next reset period.  We reclassified certain auction rate securities from cash equivalents to short-term investments to conform to the definition of cash equivalents required by paragraph 8 of SFAS No. 95, “Statement of Cash Flows.”  Prior period information was reclassified, including the impact on cash flow from investing activities, to conform to the current year presentation.  There was no impact on net income or cash flow from operating activities as a result of the reclassification.  As of December 31, 2004 and March 31, 2004, before these revisions in classifications, $99.1 million and $166.0 million, respectively, of these current investments were classified as cash and cash equivalents on the condensed consolidated balance sheet.  As a result of this balance sheet reclassification, certain amounts were reclassified in the accompanying condensed consolidated statement of cash flows for the nine months ended December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operating or from financing activities in the previously reported condensed consolidated statements of cash flows.  As a result of these revisions in classification, net cash used in investing activities related to these current investments decreased $66.9 million for the nine months ended December 31, 2004.

Financial Instruments.  As of December 31, 2005 and March 31, 2005, we had foreign exchange forward contracts in the notional amount of $54.3 million and $35.1 million, respectively.  The net (loss) gain recognized from foreign currency contracts during the three and nine months ended December 31, 2005 was $(246,000) and $631,000, respectively and is included in general and administrative expense in our condensed consolidated statements of operations.  We did not have any gains or losses from foreign currency contracts in the three and nine months ended December 31, 2004.

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

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter.  As of December 31, 2005, the net carrying value of our licenses was $86.4 million.

5.   Software Development

We utilize both internal development teams and independent software developers to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established, and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We capitalize the milestone payments made to independent software developers and the direct payroll and facilities costs for our internal development teams.  We evaluate technological feasibility on a product-by-product basis.  Amounts related to software development for which technological feasibility is not yet met are charged immediately to product development expense.

Capitalized software development is expensed to software development amortization at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these items to software development amortization.  If actual revenue or revised forecasted revenue falls below the initial forecasted revenue, the charge to software development amortization may be larger than anticipated in any given quarter.  As of December 31, 2005, the net carrying value of our software development was $95.9 million.

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

The changes in the carrying amount of goodwill for the nine months ended December 31, 2005 are as follows (in thousands):

Balance at March 31, 2005	$83,440
Additional consideration paid for ValuSoft acquisition	2,800
Effect of foreign currency exchange rates	(187)
Balance at December 31, 2005	$86,053

7.   Other Intangible Assets

Other intangible assets are included in other long-term assets, net, and are as follows (in thousands):

		December 31, 2005			March 31, 2005
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-3 years	$2,877	$(1,783)	$1,094	$2,988	$(894)	$2,094

Trade secrets	5 years	1,800	(1,440)	360	1,800	(1,170)	630

Customer list	4-5 years	1,394	(465)	929	1,523	(254)	1,269

Trade names	3-10 years	2,959	(626)	2,333	3,055	(298)	2,757

Non-compete / Employment contracts	3-6.5 years	971	(622)	349	967	(435)	532
Total		$10,001	$(4,936)	$5,065	$10,333	$(3,051)	$7,282

Amortization of other intangible assets was $643,000 and $1.9 million, respectively for the three and nine months ended December 31, 2005 and $433,000 and $1.0 million, respectively for the three and nine months ended December 31, 2004.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of December 31, 2005, future amortization of other finite-lived intangible assets was estimated as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2006	$616
2007	1,867
2008	790
2009	494
2010	235
Thereafter	1,063
$5,065

8.   Other Long-Term Assets

In addition to other intangible assets (see “Note 7 — Other Intangible Assets”), other long-term assets include our investment in Yuke’s.  At March 31, 2005, the carrying value of the investment in Yuke’s was $8.2 million.  For the nine months ended December 31, 2005, the unrealized holding gain was $3.2 million, which brings the carrying value of the investment to $11.4 million at December 31, 2005.

Other long-term assets as of December 31, 2005 and March 31, 2005 are as follows (in thousands):

	December 31, 2005	March 31, 2005
Investment in Yuke’s	$11,414	$8,244
Other intangible assets (see Note 7)	5,065	7,282
Other	7,094	5,866
Total other long-term assets	$23,573	$21,392

9.   Balance Sheet Details

Inventory.  Inventory at December 31, 2005 and March 31, 2005 consists of the following (in thousands):

	December 31, 2005	March 31, 2005
Raw material	$1,602	$1,825
Finished goods	29,587	21,977
Inventory	$31,189	$23,802

Accrued and Other Current Liabilities.  Accrued and other current liabilities at December 31, 2005 and March 31, 2005 consist of the following (in thousands):

	December 31, 2005	March 31, 2005
Accrued liabilities	$47,242	$43,745
Accrued payment to venture partner	8,349	639
Accrued royalties	79,083	33,148
Accrued and other current liabilities	$134,674	$77,532

Other Long-Term Liabilities.  Other long-term liabilities at December 31, 2005 and March 31, 2005 consist of the following (in thousands):

	December 31, 2005	March 31, 2005
Accrued royalties	$58,081	$70,000
Accrued liabilities	2,287	2,059
Other long-term liabilities	$60,368	$72,059

10.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending	License / Software Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2006	$61,806	$7,953	$2,287	$2,433	$—	$74,479
2007	46,268	20,548	10,078	—	1,463	78,357
2008	37,778	11,671	10,537	—	—	59,986
2009	37,250	14,358	10,130	—	—	61,738
2010	37,000	13,274	9,787	—	—	60,061
Thereafter	22,000	7,517	34,799	—	—	64,316
	$242,102	$75,321	$77,618	$2,433	$1,463	$398,937

(1)          Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2005 are approximately $242.1 million.

Included in the table above and in our condensed consolidated balance sheet as of December 31, 2005 are license/software development commitments of $77.1 million related to licenses for which no significant performance obligations are due us.  These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)          Letters of Credit.  As of December 31, 2005, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $2.4 million and no borrowings.

(5)          Other.  We will pay an additional $1.5 million in fiscal 2007 related to the purchase of Relic.

Tetris litigation.  In our Form 10-K for the fiscal year ended March 31, 2005, we disclosed that on April 14, 2005, we filed a complaint against The Tetris  Company, LLC (“Tetris”) in the Superior Court of California, County of Los Angeles, alleging that Tetris (i) had breached its license agreement and certain oral agreements with THQ, which prevented THQ from releasing a Tetris product for the Nintendo DS system as planned in March 2005, and (ii) had indicated that THQ’s license agreement with Tetris may have expired on March 24, 2005.  In December 2005, THQ and Tetris entered into a settlement and release, resolving all claims in this matter.  As part of the settlement, THQ and Tetris also entered into a license agreement granting us the right to publish a “Tetris” game title for the Microsoft Xbox 360 platform in North America and certain international territories, excluding Japan.  A dismissal with prejudice of the complaint was entered by the court on January 4, 2006.

With respect to other future potential expenditures, other than the settlement of the litigation described above, and disclosed in our prior fiscal 2006 Form 10-Q’s, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under “Note 15 – Commitments and Contingencies,” as of the date hereof.

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

12.   Basic and Diluted Earnings Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Net income used to compute basic and diluted earnings per share	$47,583	$62,935	$42,208	$52,680
Weighted average number of shares outstanding — basic	62,982	58,472	62,265	58,183
Dilutive effect of stock options and warrants	2,937	1,403	2,889	1,512
Number of shares used to compute income per share — diluted	65,919	59,875	65,154	59,695

The following amounts of options and warrants were excluded from the computation of diluted earnings per share as their exercise prices were in excess of the average market price of the common shares for the periods presented:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Outstanding options and warrants	283,000	4,132,000	339,000	3,903,000
Average exercise price	$23.46	$16.72	$22.78	$16.86

13.   Comprehensive Income

The table below presents the components of our comprehensive income for the three and nine months ended December 31, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$47,583	$62,935	$42,208	$52,680
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,082)	4,196	(2,764)	4,724
Unrealized gain on investments, net of tax of $451, $1,239, $983 and $1,239, respectively	1,004	736	2,187	1,382
Other comprehensive income (loss)	(78)	4,932	(577)	6,106
Comprehensive income	$47,505	$67,867	$41,631	$58,786

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

14.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  Information about THQ’s operations in North America and foreign territories for the three and nine months ended December 31, 2005 and 2004 is presented below (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2005
Net sales to unaffiliated customers	$225,623	$113,096	$19,129	$357,848
Depreciation and amortization	3,204	505	49	3,758
Interest income	1,718	79	29	1,826
Total assets	770,865	95,920	16,058	882,843

Nine months ended December 31, 2005
Net sales to unaffiliated customers	$402,058	$219,200	$37,249	$658,507
Depreciation and amortization	8,911	1,521	137	10,569
Interest income	5,167	434	162	5,763

Three months ended December 31, 2004
Net sales to unaffiliated customers	$252,094	$129,286	$18,935	$400,315
Depreciation and amortization	2,217	418	37	2,672
Interest income	646	147	40	833
Total assets	644,949	105,472	17,394	767,815

Nine months ended December 31, 2004
Net sales to unaffiliated customers	$368,441	$185,542	$30,822	$584,805
Depreciation and amortization	5,790	1,094	73	6,957
Interest income	2,222	450	118	2,790

Information about THQ’s net sales by product line for the three and nine months ended December 31, 2005 and 2004 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2005	2004	2005	2004
Consoles
Sony PlayStation 2	$154,965	$170,710	$259,919	$210,919
Microsoft Xbox	16,113	26,305	80,201	56,178
Nintendo GameCube	34,770	44,264	53,809	65,245
	205,848	241,279	393,929	332,342
Handheld
Nintendo Game Boy Advance	83,831	109,033	141,643	155,397
Nintendo Dual Screen	16,749	2,273	18,283	2,273
Sony PlayStation Portable	13,155	—	13,633	—
Wireless	9,062	7,719	28,288	17,235
	122,797	119,025	201,847	174,905

PC	28,572	36,809	60,801	69,709
Other	631	3,202	1,930	7,849
Net sales	$357,848	$400,315	$658,507	$584,805

15.   Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123.  SFAS No. 123R requires companies to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in the company’s consolidated financial statements.  The provisions of SFAS No. 123R, SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” and other related clarifying pronouncements, are effective no later than the beginning of the next fiscal year that begins after June 15, 2005.  We will adopt the new requirements in our fiscal year beginning April 1, 2006 using the modified prospective transition method, wherein prior period amounts will not be restated.  In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented.  Based on our current analysis and information, management has determined the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. 115-1”).  FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements.  FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted.  We are evaluating this new pronouncement and do not expect our adoption of it to have a material impact on our consolidated results of operations and earnings per share.  We plan to adopt FSP No. 115-1 in our fiscal fourth quarter beginning January 1, 2006.

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

Overview

The following is a summary discussion and analysis of our operating results and the primary trends that affect our business.  Management believes that an understanding of these trends is important to understand our results for the quarter ended December 31, 2005, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the condensed consolidated financial statements and related notes.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our annual report on Form 10-K for the fiscal year ended March 31, 2005. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all major game systems, including:(1)

•                  Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube, and the next-generation consoles Sony PlayStation 3, Microsoft Xbox 360 and Nintendo Revolution;

•                  Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PlayStation® Portable (“PSP™”) handheld entertainment system, wireless devices; and

•      Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes the World Wrestling Entertainment™; Nickelodeon properties such as SpongeBob SquarePants™, Nicktoons™ and Danny Phantom; Disney/Pixar properties The Incredibles, Finding Nemo, and Cars (which is expected to be released in spring 2006); Scooby-Doo!™; Bratz™; Warhammer® 40,000; Power Rangers and others.  We also have licenses to create

(1)

Nintendo®, Dual Screen, Game Boy® Advance, GameCube® and Revolution are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”). “PSP” is a trademark and “PlayStation” and the “PS” Family logo are registered trademarks of Sony Computer Entertainment Inc. (“Sony”). Microsoft, Xbox®, Xbox 360™ and the Xbox logos are either registered trademarks or trademarks of Microsoft Corporation (“Microsoft”) in the U.S. and/or in other countries and are used under license from Microsoft. Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

wireless content based on Star Wars and major sports leagues.  In addition to licensed properties, we also publish games based upon owned intellectual properties, including Juiced™, Destroy All Humans!™ and MX™.

We develop our games using both internal and external resources.  We currently have 12 internal development studios located in the United States, Australia and Canada.   We also contract with third-party developers around the world to develop our products.

Our global sales network includes offices throughout North America, Europe and Asia Pacific.  In the US and Canada we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores.  Internationally we market and distribute games on a direct-to-retail basis as well as through third-party distribution and licensing arrangements.  We also globally market and distribute games and other content for wireless devices through major wireless carriers.

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

•    licenses with Nintendo to develop games for the Game Boy Advance, GameCube and Dual Screen; and

•    licenses with Microsoft to develop games for the Xbox and Xbox 360.

We currently are licensed to publish and distribute titles on all major platforms that are sold in the United States, Canada and Europe.  We are licensed to publish and distribute titles for GameCube, PlayStation 2, PlayStation Portable, Xbox, Xbox 360, Game Boy Advance and Dual Screen in various additional territories, including Europe, Australia and New Zealand, parts of Asia and Central and South America.  We expect to enter into additional platform licenses or extend current licenses as new platforms are launched or our current agreements expire.

Overview of Financial Results

Our net income for the three months ended December 31, 2005 was $47.6 million, or $0.72 per diluted share, compared to net income of $62.9 million, or $1.05 per diluted share, for the three months ended December 31, 2004.  Our net income for the nine months ended December 31, 2005 was $42.2 million, or $0.65 per diluted share, compared to net income of $52.7 million, or $0.88 per diluted share, for the nine months ended December 31, 2004.

Our profitability is dependent upon revenues from the sales of our video game software.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended December 31, 2005 decreased 11% from the same period last year, to $357.8 million from $400.3 million, and net sales for the nine months ended December 31, 2005 increased 13% from the same period last year to $658.5 million from $584.8 million.  The decrease in net sales for the three months ended December 31, 2005 was primarily due to the release of mass-market titles in the three months ended December 31, 2004 based on three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants Movie, and Warner Bros.’ The Polar Express.  In the three months ended December 31, 2005 we released The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS!, a sequel to each respective title with no corresponding movie releases, and did not release a sequel to The Polar Express.  The decrease in net sales resulting from the movie releases in 2004 was partially offset by an increase in sales of games for our WWE franchise as well as the launch of a new property, Bratz.  The increase in net sales for the nine months ended December 31, 2005 was primarily due to sales of WWE SmackDown vs. Raw 2006 and sales of original properties Juiced and Destroy All Humans!, as well as sales of Bratz: Rock Angelz.

Costs and expenses decreased by 8% in the three months ended December 31, 2005, and increased 16% in the nine months ended December 31, 2005, to $294.0 million and $606.3 million, respectively, from $320.1 million and $522.6 million in the three and nine months ended December 31, 2004, respectively.  The decrease in costs and expenses in the three months ended December 31, 2005 was primarily a result of lower sales in the period as compared to the three months ended December 31, 2004.  The increase in costs and expenses in the nine months ended December 31, 2005 was primarily a result of: higher sales in the period as compared to the same period last fiscal year; a significant increase in internal development headcount from approximately 800 at December 31, 2004 to over 1,100 at December 31, 2005; spending on development for games for next-generation platforms; and promotional efforts to support the launch of two new owned and original titles: Juiced and Destroy All Humans!.

Cash used in operations was $41.7 million during the nine months ended December 31, 2005, as compared to cash used in operations of $45.6 million in the nine months ended December 31, 2004.  The decrease in cash used was primarily a result of the timing and collection of our sales in the nine months ended December 31, 2005.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Our Focus

Our industry is currently in a transition phase as sales of games for the existing platforms decline and sales of games for new platforms begin to accelerate.  Microsoft recently launched Xbox 360, Sony and Nintendo have announced plans to introduce new console platforms in 2006 and both Nintendo and Sony have launched new handheld platforms within the last year.  In terms of volume and pricing, sales of interactive entertainment software have traditionally decreased in transition years, as consumers decrease their purchases of software for current generation hardware while they wait for the release of the new platforms.  Our strategy during this transition is to: leverage our current brands and catalog titles and selectively introduce high-potential new franchises for the growing installed base of current-generation hardware and the high-end PC market; establish unique new intellectual properties early in the cycle on next-generation platforms; leverage our handheld leadership; and continue to grow wireless revenues and profitability.

During the three months ended December 31, 2005, we released franchise games such as WWE® SmackDown vs. Raw 2006, The Incredibles: Rise of the Underminer, SpongeBob SquarePants: Lights, Camera, PANTS!, Nicktoons: Unite and Bratz: Rock Angelz.  In the fourth quarter of fiscal 2006, we expect to continue to generate sales from games based on our best-selling brands from holiday 2005, including titles based on The Incredibles, SpongeBob Square Pants and the WWE.  The mass-market title, Cars, is planned for release in fiscal 2007 on PlayStation 2, Microsoft Xbox, GameCube, Game Boy Advance, Nintendo Dual Screen, PSP and PC.

We intend to continue developing and publishing new original properties and products targeted at the core gamer.  In the fourth quarter of fiscal 2006 we plan to launch our first title for Microsoft’s Xbox 360, The Outfit, an internally developed game based on our owned intellectual property.  We are also developing additional games based on new, owned intellectual properties for next generation console systems, including Saints Row™, scheduled for release in fiscal 2007.  In the fourth quarter of fiscal 2006, we plan to launch Full Spectrum Warrior: Ten Hammers on PlayStation 2, Microsoft Xbox and PC, as well as MX vs. ATV Unleashed on PC and MX vs. ATV: On the Edge on PSP.  Additional core gamer titles currently planned for release in fiscal 2007 include Company of Heroes™ and Titan Quest™, both PC titles.

We are a market leader in video game sales for handheld devices and we plan to continue building on this leadership during the transition period.  During the three months ended December 31, 2005, we released the following titles for the Game Boy Advance platform: Bratz: Rock Angelz, SpongeBob SquarePants: Lights, Camera, PANTS!, The Incredibles: Rise of the Underminer, and Nicktoons: Unite.  Also in the three months ended December 31, 2005 we released the following titles for the Nintendo Dual Screen platform: Zoo Tycoon®, SpongeBob SquarePants:  Yellow Avenger, The Incredibles: Rise of the Underminer and Scooby-Doo! Unmasked and we released WWE SmackDown vs. Raw 2006 on the Sony PlayStation Portable platform.  Additionally, we are expanding our handheld leadership position to wireless devices and plan to extend many of our upcoming console titles to wireless devices, as we did with Destroy All Humans! and Juiced.

We continue to focus on establishing proprietary technology and internal development capabilities in order to improve our operating margins and create better quality products.  In fiscal 2006, we have continued expanding our internal development resources with the formation of Kaos Studios, located in New York City and a new studio near San Diego, California.  With the addition of these development studios and expansion in our existing studios, our worldwide product development operation now exceeds 1,100 employees located at our corporate offices and in 12 studios.  Our focus on improving profitability includes bringing development of key brands in house, as we did with Disney/Pixar and Nickelodeon.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Critical Accounting Policies.”

Results of Operations

Comparison of the Three and Nine Months Ended December 31, 2005 and 2004

Our net income for the three months ended December 31, 2005 was $47.6 million, or $0.72 per diluted share compared to net income of $62.9 million, or $1.05 per diluted share, for the three months ended December 31, 2004.

Our net income for the nine months ended December 31, 2005 was $42.2 million, or $0.65 per diluted share, compared to net income of $52.7 million, or $0.88 per diluted share, for the nine months ended December 31, 2004.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on videogame consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless content.

Net sales in the three months ended December 31, 2005 were driven by WWE SmackDown vs. Raw 2006, SpongeBob SquarePants: Lights, Camera, PANTS!, The Incredibles: Rise of the Underminer and Bratz: Rock Angelz.  Net sales in the three months ended December 31, 2005 decreased 11% over the same period last fiscal year, from $400.3 million to $357.8 million primarily due to higher sales of mass-market titles released in the three months ended December 31, 2004, which included games released in conjunction with three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s The SpongeBob SquarePants Movie, and Warner Bros.’ The Polar Express.  These decreases were partially offset by increased sales of games based on our WWE SmackDown franchise on Sony PlayStation 2 and the first-time release of the WWE SmackDown franchise on Sony PlayStation Portable as well as the release of Bratz: Rock Angelz in the three months ended December 31, 2005 without a comparable game in the same period last fiscal year.

Net sales in the nine months ended December 31, 2005 increased 13% over the same period last fiscal year, from $584.8 million to $658.5 million.  The increase in net sales was primarily due to:

•                  sales of our original, owned titles, Juiced on Sony PlayStation 2, Microsoft Xbox and PC and Destroy All Humans! on Sony PlayStation 2 and Microsoft Xbox compared to the core gamer titles released last fiscal year: Full Spectrum Warrior on Microsoft Xbox and PC and Warhammer 40,000: Dawn of War on PC;

•                  increased sales of games based on our WWE SmackDown franchise on Sony PlayStation 2 as well as the first-time release of the WWE SmackDown franchise on Sony PlayStation Portable; and

•                  sales of our catalog titles.

The following table details our net sales by territory for the three and nine months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2005		2004		(Decrease)	Change
North America	$225,623	63.1%	$252,094	63.0%	$(26,471)	(10.5)%
Europe	113,096	31.6	129,286	32.3	(16,190)	(12.5)
Asia Pacific	19,129	5.3	18,935	4.7	194	1.0
International	132,225	36.9	148,221	37.0	(15,996)	(10.8)

Consolidated net sales	$357,848	100.0%	$400,315	100.0%	$(42,467)	(10.6)%

	Nine Months Ended December 31,				Increase/	%
	2005		2004		(Decrease)	Change
North America	$402,058	61.1%	$368,441	63.0%	$33,617	9.1%
Europe	219,200	33.3	185,542	31.7	33,658	18.1
Asia Pacific	37,249	5.6	30,822	5.3	6,427	20.9
International	256,449	38.9	216,364	37.0	40,085	18.5

Consolidated net sales	$658,507	100.0%	$584,805	100.0%	$73,702	12.6%

North America

North America net sales in the three months ended December 31, 2005 were driven by WWE SmackDown vs. Raw 2006, SpongeBob SquarePants: Lights, Camera, PANTS!, The Incredibles: Rise of the Underminer, and Bratz: Rock Angelz.  North America net sales in the three months ended December 31, 2005 decreased 11% over the same period last fiscal year from $252.1 million to $225.6 million, primarily due to higher sales of mass-market titles released in the three months ended December 31, 2004, which included games released in conjunction with three major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles, Nickelodeon’s

The SpongeBob SquarePants Movie, and Warner Bros.’ The Polar Express.  These decreases were partially offset by increased sales of games based on our WWE SmackDown franchise on Sony PlayStation 2 and the first-time release of the WWE SmackDown franchise on Sony PlayStation Portable as well as the release of Bratz: Rock Angelz in the three months ended December 31, 2005 without a comparable game in the same period last fiscal year.

For the nine months ended December 31, 2005, North America net sales increased to $402.1 million from $368.4 million in the same period last fiscal year.  This increase was primarily due to sales of two new releases from the three months ended June 30, 2005, Juiced and Destroy All Humans! compared to the core gamer titles released last fiscal year: Full Spectrum Warrior and Warhammer 40,000: Dawn of War, as well as increased sales of games based on our WWE SmackDown franchise on Sony PlayStation 2 as well as the first-time release of the WWE SmackDown franchise on Sony PlayStation Portable.

We expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2006, and to remain fairly consistent with the first nine months of fiscal 2006 as a percentage of consolidated net sales.

International

International net sales in the three months ended December 31, 2005 were driven by WWE SmackDown vs. Raw 2006, The Incredibles: Rise of the Underminer, Bratz: Rock Angelz and SpongeBob SquarePants: Lights, Camera, PANTS!.  International net sales in the three months ended December 31, 2005 decreased 11% over the same period last fiscal year, from $148.2 million to $132.2 million primarily due to higher sales of mass-market titles released in the three months ended December 31, 2004, which included games released in conjunction with two major holiday movie releases: Walt Disney Pictures Presentation of a Pixar Animation Studios film The Incredibles and Warner Bros.' The Polar Express.  These decreases were partially offset by increased sales of games based on our WWE SmackDown franchise on Sony PlayStation 2 and the first-time release of the WWE SmackDown franchise on Sony PlayStation Portable as well as the release of Bratz: Rock Angelz in the three months ended December 31, 2005 without a comparable game in the same period last fiscal year.

For the nine months ended December 31, 2005, international net sales increased to $256.4 million from $216.4 million in the nine months ended December 31, 2004.  This increase was primarily due to sales of Juiced and Destroy All Humans! as compared to Full Spectrum Warrior in the same period last fiscal year.  The increase was also due to increased sales of games based on our WWE SmackDown franchise on Sony PlayStation 2 as well as the first-time release of the WWE SmackDown franchise on Sony PlayStation Portable.

Changes in foreign currency rates reduced reported international net sales by $8.4 million and 2% in the three months ended December 31, 2005 and by $6.4 million and 1% in the nine months ended December 31, 2005 from the same periods last fiscal year.

We will continue to focus on growing sales internationally in fiscal 2006, as we expand our product portfolio and direct sales forces in the international markets.  In calendar 2005, we established an office in Austria and Spain to facilitate direct sales of our products into the Austrian, Spanish and Portuguese markets, we established an office in the Netherlands to facilitate direct sales of our products to the Benelux countries and we established an office in Denmark to facilitate direct sales of our products to the Nordic territories.  We are in the process of establishing a sales office in Japan and we plan to expand our direct sales force in Eastern Europe and Italy.

Net Sales by Platform

Our worldwide net sales by platform for the three and nine months ended December 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended December 31,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$154,965	43.3%	$170,710	42.6%	$(15,745)	(9.2)%
Microsoft Xbox	16,113	4.5	26,305	6.6	(10,192)	(38.7)
Nintendo GameCube	34,770	9.7	44,264	11.1	(9,494)	(21.4)
	205,848	57.5	241,279	60.3	(35,431)	(14.7)
Handheld
Nintendo Game Boy Advance	83,831	23.4	109,033	27.2	(25,202)	(23.1)
Nintendo Dual Screen	16,749	4.7	2,273	0.6	14,476	636.9
Sony PlayStation Portable	13,155	3.7	—	—	13,155	100.0
Wireless	9,062	2.5	7,719	1.9	1,343	17.4
	122,797	34.3	119,025	29.7	3,772	3.2

PC	28,572	8.0	36,809	9.2	(8,237)	(22.4)
Other	631	0.2	3,202	0.8	(2,571)	(80.3)
Net Sales	$357,848	100.0%	$400,315	100.0%	$(42,467)	(10.6)%

	Nine Months Ended December 31,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$259,919	39.5%	$210,919	36.1%	$49,000	23.2%
Microsoft Xbox	80,201	12.2	56,178	9.6	24,023	42.8
Nintendo GameCube	53,809	8.2	65,245	11.2	(11,436)	(17.5)
	393,929	59.9	332,342	56.9	61,587	18.5
Handheld
Nintendo Game Boy Advance	141,643	21.5	155,397	26.6	(13,754)	(8.9)
Nintendo Dual Screen	18,283	2.8	2,273	0.4	16,010	704.4
Sony PlayStation Portable	13,633	2.1	—	—	13,633	100.0
Wireless	28,288	4.3	17,235	2.9	11,053	64.1
	201,847	30.7	174,905	29.9	26,942	15.4

PC	60,801	9.2	69,709	11.9	(8,908)	(12.8)
Other	1,930	0.2	7,849	1.3	(5,919)	(75.4)
Net Sales	$658,507	100.0%	$584,805	100.0%	$73,702	12.6%

Consoles

Net sales for console platforms decreased 15% and increased 19%, for the three and nine months ended December 31, 2005, respectively, compared to the same periods last fiscal year.  During the three and nine months ended December 31, 2005, we released 11 and 28 console SKUs, respectively, compared to 15 and 23 console SKUs released in the three and nine months ended December 31, 2004, respectively.  A SKU is a version of a title designed for play on a particular platform.

Sony PlayStation 2 Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$154,965	43.3%	$170,710	42.6%	(9.2)%
Nine Months Ended	$259,919	39.5%	$210,919	36.1%	23.2%

In the three months ended December 31, 2005, net sales of video games for PlayStation 2 were primarily driven by WWE SmackDown vs. Raw 2006, The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS!.  We released five and seven new titles in the three months ended December 31, 2005 and 2004, respectively.  Net sales decreased $15.7 million in the three months ended December 31, 2005 as compared to the same period last fiscal year.  The decrease is primarily due to our prior year releases of The Incredibles and The SpongeBob SquarePants Movie coinciding with the theatrical release of their respective movies, whereas in the three months ending December 31, 2005 we released a sequel to each of these titles with no corresponding movie release.  Also contributing to the decrease is the fewer number of titles released in the three months ended December 31, 2005 as compared to the same period last fiscal year.

In the nine months ended December 31, 2005, net sales of video games for PlayStation 2 were primarily driven by WWE SmackDown vs. Raw 2006, Destroy All Humans! and Juiced.  We released 11 and ten new titles in the nine months ended December 31, 2005 and 2004, respectively.  Net sales increased $49.0 million in the nine months ended December 31, 2005 as compared to the same period last fiscal year.  The increase is primarily due to sales of games released in the three months ended June 30, 2005: Destroy All Humans! and Juiced.

We expect net sales from PlayStation 2 products to increase in fiscal 2006, as compared to fiscal 2005, mainly due to sales of our owned and original properties released in the three months ended June 30, 2005: Juiced and Destroy All Humans!.  Sony announced it would release its next-generation console, PlayStation 3, in calendar 2006.  We expect sales of games for PlayStation 2 to decline in the future as sales of games for PlayStation 3 increase with the growth of the installed base.

Microsoft Xbox Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$16,113	4.5%	$26,305	6.6%	(38.7)%
Nine Months Ended	$80,201	12.2%	$56,178	9.6%	42.8%

In the three months ended December 31, 2005, net sales of video games for Xbox were primarily driven by our two new releases SpongeBob SquarePants: Lights, Camera, Pants!, and The Incredibles: Rise of the Underminer.  We released four new titles in the three months ended December 31, 2004.  Net sales decreased by $10.2 million in the three months ended December 31, 2005 as compared to the same period last fiscal year.  The decrease is primarily due to our prior year releases of The Incredibles and The SpongeBob SquarePants Movie coinciding with the theatrical release of their respective movies, whereas in the three months ended December 31, 2005 we released a sequel to each of these titles with no corresponding movie release.

In the nine months ended December 31, 2005, net sales of video games for Xbox were primarily driven by WWE Wrestlemania 21, Destroy All Humans! and Juiced.  We released ten and five new titles in the nine months ended December 31, 2005 and 2004, respectively.  Net sales increased by $24.0 million in the nine months ended December 31, 2005 as compared to the same period last fiscal year.  The increase is primarily due to sales of WWE Wrestlemania 21, Destroy All Humans! and Juiced, as compared to sales of Full Spectrum Warrior in the same period last fiscal year.

We expect net sales from Xbox products to increase in fiscal 2006, as compared to fiscal 2005, mainly due to sales of our owned and original properties released in the three months ended June 30, 2005: Juiced and Destroy All Humans!.  In November 2005, Microsoft launched its next-generation console, Xbox 360, in North America, Europe and Japan and as the installed base of Xbox 360 grows, we expect sales of games for Xbox to decline as sales of games for Xbox 360 increase.

Nintendo GameCube Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$34,770	9.7%	$44,264	11.1%	(21.4)%
Nine Months Ended	$53,809	8.2%	$65,245	11.2%	(17.5)%

In the three months ended December 31, 2005, net sales of video games for GameCube were primarily driven by SpongeBob SquarePants: Lights, Camera, Pants!, Nicktoons: Unite, The Incredibles: Rise of the Underminer and Bratz: Rock Angelz.  We released four new titles in the three months ended December 31, 2005 and 2004.  Net sales decreased by $9.5 million in the three months ended December 31, 2005 as compared to the same period last fiscal year.  The decrease is primarily due to our prior year releases of The Incredibles and The SpongeBob SquarePants Movie coinciding with the theatrical release of their respective movies, whereas in the three months ended December 31, 2005 we released a sequel to each of these titles with no corresponding movie release.

In the nine months ended December 31, 2005, net sales of video games for GameCube were primarily driven by WWE Day of Reckoning 2, SpongeBob SquarePants: Lights, Camera, Pants!, Nicktoons: Unite, The Incredibles: Rise of the Underminer and Bratz: Rock Angelz.  We released seven and eight new titles in the nine months ended December 31, 2005 and 2004, respectively.  Net sales decreased by $11.4 million in the nine months ended December 31, 2005 as compared to the same period last fiscal year.  The decrease is primarily due to prior year releases of The Incredibles and The SpongeBob SquarePants Movie coinciding with the theatrical release of their respective movies, whereas in the three months ended December 31, 2005 we released a sequel to each of these titles with no corresponding movie release.

We expect net sales from GameCube products to decline in fiscal 2006, as compared to fiscal 2005, due to a reduced SKU count.  Nintendo recently announced that it would release its next-generation console, Revolution, in calendar 2006.  We expect sales of games for GameCube to decline in the future as sales of games for Revolution increase with the growth of the installed base.

Handheld Platforms

Net sales for handheld platforms increased 3% and 15% for the three and nine months ended December 31, 2005, respectively, compared to the same periods last fiscal year.  During the three and nine months ended December 31, 2005, we released 11 and 17 handheld SKUs, respectively, compared to nine and 15 handheld SKUs released in the three and nine months ended December 31, 2004, respectively.  Within the last year, both Nintendo and Sony, launched new handheld platforms, Dual Screen and PlayStation Portable, respectively. Consistent with our expectations, net sales of games for those new platforms  increased in the nine months ended December 31, 2005, while net sales of games for Game Boy Advance declined.

Nintendo Game Boy Advance Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$83,831	23.4%	$109,033	27.2%	(23.1)%
Nine Months Ended	$141,643	21.5%	$155,397	26.6%	(8.9)%

In the three and nine months ended December 31, 2005, net sales of video games for Game Boy Advance were primarily driven by Bratz: Rock Angelz, SpongeBob SquarePants: Lights, Camera, Pants! and The Incredibles: Rise of the Underminer, as well as sales of our Game Boy Advance Double Packs.  Game Boy Advance Double Packs feature two previously released titles on one cartridge, providing us with a way to reintroduce our top selling mass-market titles.  We released six and nine new titles in the three months ended December 31, 2005 and 2004, respectively, and we released ten and 17 new titles in the nine months ended December 31, 2005 and 2004, respectively.  Net sales decreased by $25.2 million and $13.8 million in the three and nine months ended December 31, 2005, respectively, as compared to the same periods last fiscal year.  The decrease is primarily due to our prior year releases of The Incredibles and The SpongeBob SquarePants Movie coinciding with the theatrical release of their respective movies, whereas in the three months ended December 31, 2005 we released the sequel to each of these titles with no corresponding movie release.  Also contributing to the decrease is the fewer number of titles released in the three and nine months ended December 31, 2005 as compared to the same periods last fiscal year and an overall decline in the Game Boy Advance market due to the introduction of Nintendo Dual Screen and PlayStation Portable into the handheld video game market.

We expect net sales from the Game Boy Advance products to decline in fiscal 2006, as compared to fiscal 2005, due to a reduced SKU count as we expand our offerings to Nintendo Dual Screen and PlayStation Portable.

Nintendo Dual Screen Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$16,749	4.7%	$2,273	0.6%	636.9%
Nine Months Ended	$18,283	2.8%	$2,273	0.4%	704.4%

In the three and nine months ended December 31, 2005, net sales of video games for the Nintendo Dual Screen were primarily driven by Zoo Tycoon, SpongeBob SquarePants: Yellow Avenger and The Incredibles: Rise of the Underminer.  We released four and five new titles in the three and nine months ended December 31, 2005 and we released one new title in the three and nine months ended December 31, 2004.  Net sales increased by $14.5 million and $16.0 million in the three and nine months ended December 31, 2005, respectively, as compared to the same periods last fiscal year.  The increase is due to the increased number of titles released in the three and nine months ended December 31, 2005 as compared to the same periods last fiscal year.

As the installed base of Nintendo Dual Screen hardware grows, we expect to continue to bring our market-leading kids and family brands to the platform.

PlayStation Portable. We released one new title, WWE SmackDown vs. Raw 2006 for PSP, in the three months ended December 31, 2005 and no titles in the three months ended December 31, 2004.  We expect to release three new titles in the fourth quarter of fiscal 2006 for PSP.  As the installed base of PSP hardware grows, we expect to bring more titles to the platform, including our market-leading kids and family brands, including games based on SpongeBob SquarePants and titles based on our WWE license and our own Juiced and MX brands.

Wireless Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$9,062	2.5%	$7,719	1.9%	17.4%
Nine Months Ended	$28,288	4.3%	$17,235	2.9%	64.1%

Wireless revenues consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Through our controlling interest in MINICK Holding AG, we also derive wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment.

Wireless net sales increased by $1.3 million and $11.1 million during the three and nine months ended December 31, 2005 compared to the same periods last fiscal year.  Our product content for wireless devices has grown significantly.  The increase in wireless net sales reflected sales of Star Wars and NFL based content, Destroy All Humans! and The SpongeBob SquarePants™ Movie as well as the continued growth in the installed base of data enabled wireless handsets with game capabilities.

We expect wireless net sales to increase in fiscal 2006, as compared to fiscal 2005, as the installed base of data enabled wireless handsets with game capabilities continues to grow.

PC Net Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$28,572	8.0%	$36,809	9.2%	(22.4)%
Nine Months Ended	$60,801	9.2%	$69,709	11.9%	(12.8)%

In the three and nine months ended December 31, 2005, net sales of PC products were primarily driven by Bratz: Rock Angelz, SpongeBob SquarePants: Lights, Camera, Pants! and The Incredibles: Rise of the Underminer.  We released four and five new titles in the three months ended December 31, 2005 and 2004, respectively, and we released nine and 11 new titles in the nine months ended December 31, 2005 and 2004, respectively.  Net sales decreased $8.2 million and $8.9 million in the three and nine months ended December 31, 2005, respectively, as compared to the same periods last fiscal year.  The decrease is primarily due to our prior year releases of The Incredibles and The SpongeBob SquarePants Movie coinciding with the theatrical release of their respective movies, whereas in the three months ended December 31, 2005 we released the sequel to each of these titles with no corresponding movie release.  The decrease in the three months ended December 31, 2005 is also due to lower sales of Warhammer 40,000: Dawn of War Winter AssaultTM, an expansion pack for our previously released, Warhammer 40,000: Dawn of War in the same period last fiscal year.  Also contributing to the decrease is the fewer number of titles released in the three and nine months ended December 31, 2005 as compared to the same periods last fiscal year.

We expect PC net sales to decline in fiscal 2006, as compared to fiscal 2005, mainly due to the successful launch of Warhammer 40,000: Dawn of War in fiscal 2005 as compared to the release of an expansion pack in fiscal 2006.

Other Net Sales

Other net sales primarily consist of sales from older platforms.  Other net sales during the three and nine months ended December 31, 2005 and 2004 are primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

The following table sets forth information about our costs and expenses, interest income, other income, income taxes, and minority interest for the periods indicated as a percentage of total net sales:

	Percent of Net Sales		Percent of Net Sales
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Costs and expenses:
Cost of sales	34.7%	31.5%	34.2%	32.6%
License amortization and royalties	11.7	13.6	10.1	12.1
Software development amortization	9.3	11.9	12.3	13.4
Product development	6.7	6.0	9.8	8.5
Selling and marketing	12.4	12.0	16.4	14.8
Payment to venture partner	2.4	1.8	1.7	1.6
General and administrative	5.0	3.2	7.6	6.4
Total costs and expenses	82.2	80.0	92.1	89.4
Income from operations	17.8	20.0	7.9	10.6
Interest income	0.5	0.3	0.9	0.5
Income before income taxes and minority interest	18.3	20.3	8.8	11.1
Income taxes	5.0	4.6	2.4	2.1
Income before minority interest	13.3	15.7	6.4	9.0
Minority interest	0.0	0.0	0.0	0.0
Net income	13.3%	15.7%	6.4%	9.0%

Our costs and expenses decreased by $26.1 million and 8% and increased by $83.7 million and 16% in the three and nine months ended December 31, 2005 respectively, compared to the same period last fiscal year, but increased as a percentage of net sales by 2.2 and 2.7 percentage points, respectively.

Cost of Sales (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$124,164	34.7%	$126,270	31.5%	(1.7)%
Nine Months Ended	$225,310	34.2%	$190,916	32.6%	18.0%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts.  Cost of sales as a percentage of net sales increased by 3.2 percentage points and 1.6 percentage points for the three and nine months ended December 31, 2005, respectively, as compared to the same periods last fiscal year.  The increase as a percentage of net sales was primarily due to higher catalog sales as a percentage of total net sales in the three and nine months ended December 31, 2005, including reduced year over year pricing of our GBA Dual Packs, as compared to the same periods last fiscal year.  Also contributing to the overall decrease in the weighted average selling price was continued sales of two first quarter fiscal 2006 releases at reduced pricing in the three months ended December 31, 2005.  We expect cost of sales as a percentage of net sales for fiscal 2006 to increase slightly as compared to fiscal 2005.

License Amortization and Royalties (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$41,899	11.7%	$54,507	13.6%	(23.1)%
Nine Months Ended	$66,358	10.1%	$70,511	12.1%	(5.9)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license.  For the three and nine months ended December 31, 2005 license amortization and royalties decreased as a percentage of net sales by 2.0 percentage points as compared to the same periods last fiscal year partially due to a $4.0 million write-off of a license in the three months ended December 31, 2004.  The decrease was also due to a higher mix of net sales in the three and nine months ended December 31, 2005 that came from titles with lower contractual royalty rates and titles based on owned intellectual properties with no license rate as compared to the same periods last fiscal year.  We expect license amortization and royalties as a percentage of net sales for fiscal 2006 to decrease as compared to fiscal 2005, reflecting greater sales mix of games based upon owned intellectual properties.

Software Development Amortization (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$33,129	9.3%	$47,740	11.9%	(30.6)%
Nine Months Ended	$80,924	12.3%	$78,492	13.4%	3.1%

Software development amortization expense consists of amortization of capitalized payments made to independent software developers and amortization of capitalized internal studio development costs.  Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software.  For the three and nine months ended December 31, 2005 software development amortization decreased 2.6 and 1.1 points, respectively, as a percentage of net sales as compared to the same periods last fiscal year.  The decrease as a percentage of net sales is primarily due to additional amortization in the same periods last fiscal year for products that did not meet sales expectations.  We expect software development amortization as a percentage of net sales for fiscal 2006 to increase slightly, as compared to fiscal 2005 which benefited from significant sales of the internally developed mass-market game, Disney/Pixar’s The Incredibles.

Product Development (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$23,954	6.7%	$24,207	6.0%	(1.0)%
Nine Months Ended	$64,348	9.8%	$49,537	8.5%	29.9%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  For the three months ended December 31, 2005, product development expense was relatively unchanged as compared to the same period last fiscal year.  For the nine months ended December 31, 2005 product development expense increased $14.8 million as compared to the same period last fiscal year.  The increase is primarily due to the following factors: (1) a significant increase in internal development headcount from approximately 800 at December 31, 2004 to over 1,100 at December 31, 2005, (2) spending on development for games for next-generation platforms, and (3) increased spending on product development for wireless content as we have continued to increase our product offerings.  We expect product development expense to increase in fiscal 2006, as compared to fiscal 2005, due to increased development of software for next-generation platforms.

Selling and Marketing (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$44,318	12.4%	$48,010	12.0%	(7.7)%
Nine Months Ended	$107,941	16.4%	$86,260	14.8%	25.1%

Selling and marketing expense consists of advertising, promotional expenses and personnel-related costs.  For the three months ended December 31, 2005, selling and marketing expense as a percentage of net sales was relatively unchanged as compared to the same period last fiscal year.  For the nine months ended December 31, 2005 selling and marketing expense increased $21.7 million and as a percentage of net sales by 1.6 percentage points as compared to the same period last fiscal year.  The increase is primarily due to promotional efforts to support the launch of two new owned and original titles: Juiced and Destroy All Humans!.  We expect selling and marketing expense to increase in fiscal 2006, as compared to fiscal 2005, as we support the launches of additional key titles based upon new owned and original intellectual properties.

Payment to Venture Partner (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$8,537	2.4%	$7,050	1.8%	21.1%
Nine Months Ended	$11,126	1.7%	$9,087	1.6%	22.4%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games.  In the three months ended December 31, 2005 we released WWE SmackDown vs. Raw 2006 on PlayStation 2 and PlayStation Portable and in the three months ended December 31, 2004 we released WWE SmackDown vs. Raw on PlayStation 2.  Payment to venture partner increased during the three and nine months ended December 31, 2005 by $1.5 million and $2.0 million, respectively, as compared to the same periods last fiscal year due to increases in net sales of games based upon the WWE license.

General and Administrative (in thousands)

	December 31, 2005	% of net sales	December 31, 2004	% of net sales	% change
Three Months Ended	$17,984	5.0%	$12,298	3.2%	46.2%
Nine Months Ended	$50,285	7.6%	$37,807	6.4%	33.0%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts and facilities.  General and administrative expenses increased during the three and nine months ended December 31, 2005 by $5.7 million and $12.5 million, respectively, as compared to the same periods last fiscal year.  The increase is primarily due to last fiscal year foreign exchange transactions, as well as growth in European and wireless operations, higher depreciation expense and higher amortization expense related to prior-year acquisitions.  We expect general and administrative expenses to increase slightly as a percentage of net sales in fiscal 2006, as compared to fiscal 2005, mainly due to the effect of last fiscal year foreign exchange transactions as well as increased depreciation expense related to our investments in property and equipment.

Income Taxes

The effective tax rate for the nine months ended December 31, 2005 was 27% and the effective tax rate for the fiscal year ended March 31, 2005 was 19%.  The fiscal 2005 effective income tax rate benefited from the recognition of $7.8 million of research and development income tax credits claimed for prior years.  Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 29%.  We expect our effective income tax rate to be approximately 27% for fiscal 2006.  The decrease in our effective income tax rate is primarily due to our estimate of fiscal 2006 research and development income tax credits.

Liquidity and Capital Resources

(In thousands)	December 31, 2005	March 31, 2005	Change
Cash and cash equivalents	$109,865	$98,175	$11,690
Short-term investments	186,250	232,998	(46,748)
Cash, cash equivalents and short-term investments	$296,115	$331,173	$(35,058)

Percentage of total assets	34%	44%

	Nine Months Ended December 31,
(In thousands)	2005	2004	Change
Cash used in operating activities	$(41,733)	$(45,579)	$3,846
Cash provided by investing activities	21,734	39,424	(17,690)
Cash provided by financing activities	31,678	14,074	17,604
Effect of exchange rate changes on cash	11	(625)	636
Net increase in cash and cash equivalents	$11,690	$7,294	$4,396

Cash Flow from Operating Activities.  Our principal source of cash is from sales of interactive software games designed for play on videogame consoles, handheld devices and personal computers.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development and selling and marketing expenses.

Cash used in operating activities decreased by approximately $3.8 million for the nine months ended December 31, 2005 as compared to the same period last fiscal year.  The decrease in cash used was primarily a result of the timing and collection of our sales in the nine months ended December 31, 2005.  We expect to generate positive operating cash flow for the full fiscal year 2006.

Cash Flow from Investing Activities.  Cash provided by investing activities decreased by approximately $17.7 million for the nine months ended December 31, 2005, as compared to the same period last fiscal year, primarily due to a decrease in the amount of net proceeds from sales and purchases of short-term investments, an increase in purchases of property and equipment, offset by a decrease in acquisition related activity.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by approximately $17.6 million for the nine months ended December 31, 2005, as compared to the same period last fiscal year, due to a reduction in the amount paid for repurchases of our common stock and an increase in cash provided by the exercise of stock options.  We did not repurchase any of our common stock during the nine months ended December 31, 2005 and had $9.1 million of stock repurchases in the same period last fiscal year.

In fiscal 2006, we expect to generate less cash than we did in fiscal 2005.  The decrease in the generation of cash will be primarily attributable to (i) increased development of next-generation platform products, which have higher development costs than current generation platform products; (ii) increased marketing expenses associated with the release of titles based on new owned and original intellectual properties; and (iii) increased product development of wireless product content.

Key Balance Sheet Accounts

Accounts Receivable.  The increase in net accounts receivable from March 31, 2005 to December 31, 2005 is primarily due to our seasonal product release schedule.  We plan to collect a significant portion of these receivables in January and February 2006.  Allowances for price protection, returns and doubtful accounts were $79.6 million as of December 31, 2005, a $21.5 million increase from March 31, 2005.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 9% as of December 31, 2005 as compared to 10% as of December 31, 2004.  We believe these reserves are adequate based on historical experience and inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.  The increase in inventory from March 31, 2005 to December 31, 2005 is primarily due to the seasonality and the growth of our business.  We expect inventory to decline over the next couple months as we continue to ship products and reorders in future periods.

Licenses.  The decrease in licenses from March 31, 2005 to December 31, 2005 is due to license amortization in excess of newly acquired licenses during the nine months ended December 31, 2005.

Software Development.  The increase in software development from March 31, 2005 to December 31, 2005 is the result of our investment in next generation titles with higher development costs scheduled to be released in the fourth quarter of fiscal 2006 and in fiscal 2007.

Accounts Payable.  The increase in accounts payable from March 31, 2005 to December 31, 2005 is primarily due to the seasonality of our business.

Accrued and Other Current Liabilities.  The increase in accrued and other current liabilities from March 31, 2005 to December 31, 2005 is primarily due to an increase in accrued royalties related to the seasonality of our business as well as an increase in the accrued payment to venture partner related to the release of WWE SmackDown vs. Raw 2006 during the three months ended December 31, 2005.  We did not release a WWE title during the quarter ended March 31, 2005.

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

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2005 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending	License / Software Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2006	$61,806	$7,953	$2,287	$2,433	$—	$74,479
2007	46,268	20,548	10,078	—	1,463	78,357
2008	37,778	11,671	10,537	—	—	59,986
2009	37,250	14,358	10,130	—	—	61,738
2010	37,000	13,274	9,787	—	—	60,061
Thereafter	22,000	7,517	34,799	—	—	64,316
	$242,102	$75,321	$77,618	$2,433	$1,463	$398,937

(1)          Licenses and Software Development.  We enter into contractual agreements with third parties for the rights to intellectual properties and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2005 are approximately $242.1 million.

Included in our condensed consolidated balance sheet as of December 31, 2005 are license/software development commitments of $77.1 million related to licenses for which no significant performance obligations are due us.  These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)          Letters of Credit.  As of December 31, 2005, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $2.4 million and no borrowings.

(5)          Other.  We will pay an additional $1.5 million in fiscal 2007 related to the purchase of Relic.

With respect to other future potential expenditures, other than the litigation described below in Part II, Item 1, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, under the caption “Liquidity and Capital Resources – Guarantees and Commitments,” as of the date hereof.

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

Item 4.  Controls and Procedures

(a) Definition and limitations of disclosure controls.  Our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluates these controls and procedures on an ongoing basis.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints.  In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions.  Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

(b) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Tetris litigation.  In our Form 10-K for the fiscal year ended March 31, 2005, we disclosed that on April 14, 2005, we filed a complaint against The Tetris  Company, LLC (“Tetris”) in the Superior Court of California, County of Los Angeles, alleging that Tetris (i) had breached its license agreement and certain oral agreements with THQ, which prevented THQ from releasing a Tetris product for the Nintendo DS system as planned in March 2005, and (ii) had indicated that THQ’s license agreement with Tetris may have expired on March 24, 2005.  In December 2005, THQ and Tetris entered into a settlement and release, resolving all claims in this matter.  As part of the settlement, THQ and Tetris also entered into a license agreement granting us the right to publish a “Tetris” game title for the Microsoft Xbox 360 platform in North America and certain international territories, excluding Japan.  A dismissal with prejudice of the complaint was entered by the court on January 4, 2006.

With respect to other future potential expenditures, other than the settlement of the litigation described above, during the three months ended December 31, 2005, there have been no material developments in any of the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended December 31, 2005.

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
8-A”)).

10.1*	Xbox 360 Publisher License Agreement dated as of October 31, 2005 by and between Microsoft Licensing, GP and THQ Inc.

31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2006	THQ INC.
	By:	/s/ Brian J. Farrell
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.
	By:	/s/ Edward K. Zinser
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer