Form 10-K
period 2006-03-31
THQ INC
filed 2006-06-07
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

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

Common Stock,  $.01 par value

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2005) was approximately $1.3 billion. The number of shares outstanding of the registrant’s common stock as of May 26, 2006 was approximately 64,400,280.

DOCUMENTS INCORPORATED BY REFERENCE

The 2006 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference into Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

ITEMS IN FORM 10 K

This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Item 1A herein. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

PART I

Item 1. Business

Introduction

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:(1)

•       Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube, and the next-generation consoles Sony PlayStation 3, Microsoft Xbox 360 and Nintendo Wii;

•       Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PSP portable entertainment system (“PSP system”), wireless devices; and

•       Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass-market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney/Pixar properties Finding Nemo, The Incredibles, and Cars, (which is expected to be released globally beginning in North America in June 2006); World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Fairly OddParents™ and Nicktoons; Bratz™; Power Rangers; Warhammer® 40,000; and Scooby-Doo!™; as well as others. We also have licenses to create wireless products based on Star Wars and major sports leagues. In addition to licensed properties, we also publish games based upon owned intellectual properties, including Company of Heroes, Destroy All Humans!™, Juiced™, MX and Saints Row™.

(1)          Nintendo®, Dual Screen, Game Boy® Advance, GameCube® (“GameCube”) and Wii are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”). “PlayStation” and the “PS” family logo are registered trademarks of Sony Computer Entertainment Inc., and “PSP” is a trademark of Sony Computer Entertainment Inc. (“Sony”). Microsoft, Xbox® (“Xbox”) and Xbox 360™ are trademarks and/or registered trademarks of Microsoft Corporation (“Microsoft”). Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

We develop our games using both internal and external resources. We currently have 14 internal development studios located in the United States, Australia, the UK and Canada.  We also contract with leading third-party developers around the world to develop our products for us.

Our global sales network includes offices throughout North America, Europe and Asia Pacific. In the U.S. and Canada we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally we market and distribute games on a direct-to-retail basis and to a lesser extent through third-party distribution and licensing arrangements. We also globally market and distribute games and other content for wireless devices through major wireless carriers.

We were originally incorporated in New York in 1989 as Trinity Acquisition Corporation, which changed its name in 1991 to T.HQ, Inc. following a merger with THQ, Inc., a California corporation. We were reincorporated in Delaware as THQ Inc. in 1997. Our principal executive offices are located at 29903 Agoura Road, Agoura Hills, California 91301, and our telephone number is (818) 871 5000. Our internet address is http://www.thq.com.(2)

Narrative Description of Business

Our corporate goal is to expand our market share while increasing profitability. Our business strategy and a detailed summary of our business operations are detailed below and should be read in conjunction with our “Risk Factors,” included in Item 1A herein.

Strategy

In order to maximize market share we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms. We are also focused on increasing the profitability of our titles. We intend to do this by executing on the following strategies:

•       Increase sales and profits by leveraging our leading portfolio of mass-market franchises

We have grown and diversified our products targeted at the mass-market by securing key content licenses, and have leveraged our licensed brands by introducing new products and through sales of our catalog of existing products. Our license with Pixar Animation Studios (“Pixar”) grants us the exclusive interactive rights to the next four Pixar animated feature films beginning with the first release following Cars. Our license agreement with World Wrestling Entertainment (“WWE”) through our joint venture with JAKKS Pacific, Inc., grants us the exclusive rights to publish games based on WWE across all viable game systems through 2014. Our license agreement with Nickelodeon grants us the exclusive right to publish games based on all existing and future Nickelodeon animated television and movie properties targeting kids ages 6-14 across all viable game systems through 2010. Additionally, we have a content license with MGA for their Bratz brand.

In order to increase sales and profits, our goal is to continue building high quality products based on our leading portfolio of mass-market franchises, market them aggressively and shift more development to our internal development studios. In fiscal 2006, our key Disney/Pixar and Nickelodeon titles were developed by our internal studios.

In the fiscal year ending March 31, 2007 (“fiscal 2007”) and beyond, we plan to execute on this strategy by shipping mass-market titles for the current and next generation of console and handheld platforms, and PC, including the following games based upon our key licenses: Disney/Pixar’s Cars, WWE SmackDown vs. Raw 2007, SpongeBob SquarePants: Creature from the Krusty Krab, Avatar: The Last Airbender and Bratz: Forever Diamonds.

(2)          THQ, THQ Wireless and their respective logos are trademarks and/or registered trademarks of THQ Inc.

•       Expand our core gamer market share

We plan to grow our market share by expanding our products targeted to core gamers. We have worked to create and acquire our own brands and content and to secure licenses for original intellectual properties that appeal to the core gamer. In fiscal 2006 we released our popular street racing property, Juiced, which has shipped more than 1.5 million units to date, and we released our original owned title, Destroy All Humans!, which shipped nearly 1.5 million units. Also in fiscal 2006 we released our first Xbox 360 title, the owned and internally developed property, The Outfit™. In fiscal 2007 we plan to release a sequel to Destroy All Humans! on current-generation console platforms and Saints Row on Xbox 360. In fiscal 2007 we also intend to release several core gamer titles on PC including:  Company of Heroes, Titan Quest™, Warhammer® 40,000: Dawn of War: Dark Crusade™, Supreme Commander and S.T.A.L.K.E.R.: Shadow of Chernobyl.

•       Increase internal development capabilities and owned intellectual property

In order to increase profitability, we believe it is important for us to expand our internal development capabilities, increase ownership of development tools and technology, and create and acquire new intellectual property. We plan to continue expanding our internal development capabilities by selectively acquiring and establishing development studios and through internal growth of our existing studios. During fiscal 2006, we expanded our internal Studio System with the acquisitions of Juice Games, located in the UK, Vigil Games, located in Austin, Texas, and with the formation of two new studios, Kaos Studios in New York City and Incinerator Games, located near San Diego, California. With the addition of these studios, we now have 14 studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers. Our worldwide product development operations have grown and now include approximately 1,200 people, an increase of 300 people over the prior fiscal year. Some of the releases in fiscal 2006 that were developed by our Studio System included The Incredibles: Rise of the Underminer, MX v. ATV: On the Edge, SpongeBob Square Pants™: Lights, Camera, Pants, Nicktoons Unite, The Outfit and Warhammer® 40,000: Dawn of War: Winter Assault™. We are dedicating significant internal development resources to developing software for next-generation console platforms and we expect to release games throughout the growth of the installed base of the hardware.

•       Expand international business

In calendar 2005, we increased our market share in both Europe and Australia. As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. We distribute our products in more than 75 countries and territories outside of North America. We operate international offices in the United Kingdom, Australia, France, Germany, Spain, Korea, Austria and in fiscal 2006 we established sales offices in the Netherlands, Denmark and Japan. In fiscal 2007 we will look to expand our direct sales force in Eastern Europe and Italy. In order to leverage our portfolio of popular brands and increase profitability, we plan to continue acquiring and developing content that sells well internationally (e.g., Disney/Pixar, World Wrestling Entertainment, and Juiced).

•       Expand wireless interactive entertainment market share

In fiscal 2006, THQ reported $36.1 million in net sales on the wireless platform, an increase of approximately 50% over fiscal 2005. We view the wireless platform as a long-term growth area for THQ as we continue to leverage our mass-market franchises, core gamer titles, wireless sports licenses and other exclusive wireless licenses, such as Star Wars on this platform. In fiscal 2007, we plan to re-align our product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future.

•       Pursue emerging revenue opportunities

As the interactive entertainment industry continues to evolve, new revenue streams are emerging that are expected to develop over the next five years. These opportunities include in-game advertising, downloadable content/micro-transactions, and online casual gaming. In fiscal 2006, we entered into agreements with two leading in-game advertising enabling companies to facilitate in-game advertising in future games. We also started to explore an online casual game site. Beginning in fiscal 2007, we plan to offer downloadable content on next-generation console systems from Microsoft and Sony.

Industry Overview

As a publisher of interactive entertainment software, we consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. We believe that video games have increasingly become a mainstream entertainment choice for both children and adults. According to the International Development Group, Inc. (“IDG”), an independent consulting and advisory services company that analyzes the consumer electronics and interactive entertainment industries, sales of PC, console and handheld games (excluding wireless) reached $7.5 billion in North America, and $6.5 billion in Europe in 2005. We look toward an expanding market for interactive entertainment software over the next several years due to the introduction of the next generation of console systems. We believe that improved graphics, greater online functionality and expanded artificial intelligence capabilities of the new platforms will enhance game play and help grow our industry significantly. In addition, new revenue opportunities from wireless gaming, in-game advertising and online console gaming are expected to grow to $5 billion in 2009 from $1 billion in 2005, according to DFC Intelligence and Montgomery & Co.

The first modern platform was introduced by Nintendo in 1985. Advances in technology over the past 20 years have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. For the past several years, Sony has been the leader in the console market (with its PlayStation and PlayStation 2 consoles); however, Microsoft and Nintendo are large and viable competitors. In 2005, Microsoft introduced its next-generation console, Xbox 360, and both Sony and Nintendo have announced plans to release their next-generation consoles later in 2006. Nintendo has been the dominant manufacturer of handheld platforms with its Game Boy Advance. In fiscal 2005 two new handheld platforms were introduced, Nintendo DS and Sony PSP. PCs continue to be a viable interactive game platform and over the past few years, wireless devices, such as mobile phones, have become a viable gaming platform.

We currently develop and publish products for all major platforms, and this diversification continues to be a cornerstone of our strategy. In fiscal 2006, our product releases were for the Sony PlayStation 2, Microsoft Xbox and Xbox 360, Nintendo GameCube, PC, Game Boy Advance, Nintendo DS, PSP and wireless devices. As Sony and Nintendo launch their next-generation consoles, we expect to release games on each platform at or near their launch.

Products

We develop, market and sell video games and other interactive software and content for console platforms, handheld platforms and PCs. In fiscal 2006, we published ten titles that shipped more than one million units. The following list identifies games that generated a significant portion of our sales during the fiscal years ended March 31, 2006, 2005 and 2004:

•       In fiscal 2006, WWE® SmackDown®  vs. Raw® 2006, Juiced, Destroy All Humans!, SpongeBob SquarePants: Lights, Camera, PANTS! and The Incredibles: Rise of the Underminer;

•       In fiscal 2005, Disney/Pixar’s The Incredibles, The SpongeBob SquarePants™ Movie, and WWE SmackDown vs. Raw; and

•       In fiscal 2004, Disney/Pixar’s Finding Nemo, SpongeBob SquarePants™: Battle for Bikini Bottom™, and WWE SmackDown! Here Comes the Pain™.

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

Intellectual Property

Our business process begins with the creation of intellectual property or acquisition of intellectual property rights. Traditionally, most of our titles were based upon licensed properties that have attained a high level of consumer recognition or acceptance. We have relationships with many well-known licensors, including Disney/Pixar, Nickelodeon, World Wrestling Entertainment, Warner Bros. and MGA Entertainment.

Our intellectual property licenses usually grant us the exclusive use of the property for specified titles, on specified platforms, within a defined territory and during the license term. All of our licenses are of varying duration and we pay royalties to our property licensors based on our net sales of the title which includes the licensor’s intellectual property. We typically advance payments against minimum guaranteed royalties over the license term. Royalty rates are generally higher for properties with proven popularity and less perceived risk of commercial failure.

Our original intellectual property is created either by one of our 14 development studios or by a third-party developer that we contract with, in which instance, we retain all ownership rights in the intellectual property. In other instances, wherein a third-party developer creates the intellectual property and develops the game, we obtain a license that is typically exclusive and we try to retain rights to any future products based on the intellectual property.

Platform Licenses

In addition to obtaining licenses to develop intellectual property, our business is dependent upon entering into license agreements with the platform manufacturers, which allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform. Our key platform licenses currently include:

•       licenses with Nintendo to develop games for GameCube, Game Boy Advance and DS;

•       licenses with Sony to develop games for PlayStation 2 and PlayStation Portable; and

•       licenses with Microsoft to develop games for Xbox and Xbox 360.

Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We currently are licensed to publish and distribute titles on all platforms that are currently sold in the United States and Canada. We are licensed to publish and distribute titles for GameCube, PlayStation 2, PlayStation Portable, Xbox, Xbox 360 and Dual Screen in various additional territories, including Europe, Australia and New Zealand, parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

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

In addition, we must indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale, or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. As a result, we bear a risk that the properties upon which the titles are based, or that the information and technology licensed from others and incorporated in the products, may infringe the rights of third parties. Conversely, our agreements with our third-party software developers and property licensors typically provide for us to be indemnified with respect to certain matters. If any claim is brought by a manufacturer against us for indemnification, however, our developers or licensors may not have sufficient resources to, in turn, indemnify us. Furthermore, these parties’ indemnification of us may not cover the matter that gives rise to the manufacturer’s claim.

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

Product Development

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our 14 internal studios and corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists. We refer to this collective group of development resources as our Studio System.

We make the decision as to which development resources to use based upon the creative and technical challenges of the product, whether the intellectual property which is being developed into a game is licensed, an original concept that we created, or an original concept created by a third-party developer. Once we determine where a product will be developed, our internal product development team oversees the internal or external resources in its design, technical assessment and construction of each game.

The development cycle for a new game depends on the platform and the complexity of the game. Additionally, when developing an intellectual property into a game which is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture’s release. The development cycle for games on current generation console platforms, PC games and the Sony PSP system generally ranges from 12 to 24 months, Game Boy Advance ranges from 6 to 9 months, Nintendo DS ranges from 9 to 12 months and wireless games range from 6 to 9 months. The development cycle for the next generation of games on Microsoft Xbox 360 can range from 12 to 36 months depending on the overall complexity and scope of the game, and we anticipate a similar development cycle for the next generation of games on Sony PlayStation 3 and Nintendo Wii. These relatively long development cycles require that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release. The investments in such development, prior to reaching technological feasibility, are recorded as product development expenses in our consolidated statement of operations. We had product development expenses of $84.2 million in fiscal 2006, $73.0 million in fiscal 2005 and $36.9 million in fiscal 2004.

Upon completion of development, each game is extensively play-tested by us to ensure compatibility with the appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. If required, we also send the game to the manufacturer for its review and approval. To support our products after release, we provide online access to our customers on a 24 hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries, and we use this data to help improve the development and production processes.

Manufacturing

Other than games that we release for sale on PCs or wireless devices, our video games are manufactured for us by the platform manufacturers or their authorized vendors. We contract with various PC replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer. We then send the software code and a prototype of the game to the manufacturer (together with related artwork, user instructions, warranty information, brochures and packaging designs) for approval, defect testing, and manufacture.

We are required by our platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Marketing and Sales

Our marketing activities vary depending upon whether a video game title is based upon a licensed or an original property. A licensed property has pre-existing brand popularity and thus often requires less initial effort by us to promote. Our marketing efforts for titles based upon original properties begin well in advance of a title’s release and focus on building positive awareness of our game concepts with consumers and retailers. We conduct consumer and retail research, which provides us with feedback to position a title prior to its release. Our public relations promotional activities for original titles in fiscal 2006 included coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets. Additionally, we continue to increase our corporate public relations efforts by establishing relationships with leading technology and business reporters.

Our marketing efforts for products released in fiscal 2006 covered a broad range of media including, television, print, in-theater, radio, internet advertising and promotional events. Most of our major new releases in fiscal 2006 received television support. Our games were also supported by promotional activities such as trailers, demo discs, over-sized boxes, standees, posters, pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, rebates and contests with national packaged goods companies and fast food restaurants, and co-marketing efforts with the hardware manufacturers. Our games are promoted to retailers by display at trade shows such as the annual Electronic Entertainment Expo (E3) and select retailer specific trade shows. We also conduct print and cooperative retail advertising campaigns for most titles and prepare a range of promotional sales and marketing materials to increase awareness among retailers.

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

North American Sales.   In North America, our products are primarily sold directly to mass merchandisers, consumer electronics stores, discount warehouses and national retail chain stores. Our products are also sold to smaller, regional retailers, as well as distributors who, in turn, sell our products to retailers that we do not service directly, such as grocery and drug stores. Our domestic sales activities are led by our national sales team, which has representatives in most major markets in the United States.

We utilize electronic data interchange with most of our major North American customers in order to (i) efficiently receive, process, and ship customer product orders and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use in North America allows us to better manage inventory, merchandise and communications. We ship most of our products to our domestic customers from warehouses located in Canada, Michigan and Minnesota.

The domestic retail prices for our titles currently range between: (i) $15 and $35 for handheld platforms; (ii) $15 and $65 for console platforms; and (iii) $10 and $55 for PC games. The domestic retail price for our wireless games currently range between $5 and $8 for a one time purchase and between $2 and $4 for a monthly subscription.

International Sales.   Our international sales activities operate via our offices in the United Kingdom, Australia, France, Germany, Korea, Japan, Spain, Austria, Denmark and The Netherlands. International offices market and distribute direct-to-retail customers and through sub-distributors in both their home territories and to approximately 70 additional territories.

Our largest customers worldwide include Best Buy, GameStop, Target, Toys “R” Us and Wal-Mart. We also sell our products to other national and regional retailers, discount store chains and specialty retailers. Our largest customer, Wal-Mart, accounted for 19% of our worldwide sales in fiscal 2006. A substantial reduction, termination of purchases, or business failure by any of our largest customers would have a material adverse effect on us.

Seasonality

The interactive entertainment software market is highly seasonal, with sales typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the year-end holiday buying season.

Competition

The video game industry is intensely competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. Our business is driven by hit titles, which requires us to invest significantly in production and in marketing. Competition in the video games segment is also based on product quality and features, timing of product releases, brand-name recognition, access to distribution channels, and effectiveness of marketing and price.

We compete both for licenses to properties and the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. Each of these competitors also has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. In addition to the manufacturers, our competitors include publishers and developers of interactive entertainment software, such as Activision, Atari, Electronic Arts, LucasArts, Namco, Sega, Take-Two Interactive Software, Ubisoft, and Vivendi Games.

In addition, some of our competitors are very large, diversified corporations that have began to develop games based upon their own highly recognizable brands, and, as a result, stand to become more direct competitors. Disney’s Buena Vista games division recently expanded its internal software game publishing efforts and Viacom has expanded its efforts in interactive entertainment software publishing.

Employees

As of March 31, 2006, we employed approximately 1,600 people, of whom over 600 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of notes to consolidated financial statements included in Item 8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Business Conduct and Ethics and our Code of Ethics for Executive Officers and Other Senior Financial Officers free of charge on the corporate governance section of our website. If we make any substantive amendments to our Code of Ethics for Executive Officers and Other Senior Financial Officers or if any waivers of such code are granted, we will post them on our web site.

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

Our industry is in a transition phase and the introduction of new platforms could materially impact the sales of our products.

In recent years, we have successfully developed video games for the Microsoft Xbox, Nintendo GameCube and Sony PlayStation 2. In late 2005, Microsoft launched its new console, the Xbox 360. Sony has announced plans to launch the PlayStation 3 and Nintendo has announced plans to launch the Wii in late 2006. When new platforms are announced or introduced into the market, consumers typically reduce their purchases of entertainment software products for current platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products may be expected to slow or even decline until new platforms are introduced and achieve wide consumer acceptance. If sales of our products unexpectedly decline due to slowing consumer demand during this transition, this could materially impact our financial results.

Additionally, delays in the launch of the platforms, hardware shortages, technical problems or lack of consumer acceptance of the next generation platforms could adversely affect our sales of products for these platforms, adversely affecting sales of products we develop and publish for the platforms.

During the platform transition, pricing for our products may decline, materially impacting our revenues and profitability.

As demand for games on the current generation of platforms declines, the prices of our games may also decline. Reduced pricing of our products may result in credits or allowances to our customers, which could materially affect our profitability.

Platform transitions are generally marked by escalating development costs, which could materially affect our profitability.

New platforms have historically required the development of new software and also have the effect of undermining demand for products based on older technologies. Because product development cycles are difficult to predict, we must make substantial product development and other investments in technologies for a particular platform well in advance of introduction of the platform. If the platforms for which we develop new software products or modify existing products are not released on a timely basis or do not attain significant market penetration, or if we develop products for a delayed or unsuccessful platform, our business and financial results could be significantly harmed.

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

We rely on a relatively small number of licensed brands for a significant portion of our sales.

Games we develop based upon a small number of licensed brands make up a substantial portion of our sales each year. In fiscal 2006, sales of titles for our three top-selling brands, Disney / Pixar, Nickelodeon and World Wrestling Entertainment (“WWE”) comprised 47% of our net sales; in fiscal 2005, 52% of our net sales were based on titles from such brands; and in fiscal 2004, 50% of our net sales were based on titles from such brands. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results or the loss of a license pursuant to which we develop games for such brands may significantly harm our business and financial results.

We are currently involved in litigation with the WWE with respect to our video game license. Since WWE titles make up a significant portion of our sales, our inability to retain the license could harm us. See, Item 3 “Legal Proceedings” for a more detailed discussion of this litigation.

Our inability to acquire or create intellectual property rights which have a high level of consumer recognition or acceptance could harm us.

A significant portion of our net sales in fiscal 2006, fiscal 2005 and fiscal 2004 were derived from products based on popular licensed properties. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell products based on such licenses.

We also generate revenue from wholly-owned intellectual property. The success of our internal brands depends on our ability to create original ideas which appeal to the avid gamer. Titles based on wholly-owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products targeted at the core gamer could impact our operations.

Our inability to enter into agreements with the manufacturers to develop, publish and distribute titles on their platforms could seriously impact our operations.

We are dependent on the platform manufacturers (Microsoft, Nintendo and Sony) and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms. Our existing platform licenses require that we obtain approval for the publication of new games on a title-by-title basis. As a result, the number of titles we are able to publish for these platforms, and our sales from titles for these platforms, may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any license was terminated, we would be unable to publish additional titles for that manufacturer’s platform, which could negatively affect our operating results.

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

Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. We have in the past experienced development delays for several of our products. Failure to meet anticipated production schedules may cause a shortfall in our expected sales and profitability and cause our operating results to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related movie, could adversely affect our financial performance. Further, since we haven’t developed or released a game for the Sony PlayStation 3 or the Nintendo Wii, and since the Microsoft

Xbox 360 is new to the market, product development schedules for the next generation platforms may be difficult to predict and may cause us to delay the launch of certain products.

We rely on external developers for the development of some of our titles.

Some of our titles are developed by third-party developers. We have no direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases. The future success of externally developed titles will depend on our continued ability to maintain relationships and obtain developer agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

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

Our largest single customer, Wal-Mart, accounted for 19% of our gross sales in fiscal 2006, 14% of our gross sales in fiscal 2005 and 19% of our gross sales in fiscal 2004. A substantial reduction, termination of purchases, or business failure by any of our largest customers would have a material adverse effect on us.

Increased sales of used video game products could lower our sales.

Some of our customers, such as Blockbuster and Hollywood Video, specialize in renting video games. These customers also may sell video games that have been rented by their customers after a certain period of time following each title’s release. Increased sales of used video games, which are generally priced lower than new video games, could negatively affect our sales of new titles and thus our revenues.

A significant portion of our revenue is derived from our international operations, which may subject us to economic, political, regulatory and other risks.

In fiscal 2006 we derived 39% of our revenues from our international operations, up from 38% in fiscal 2005. We intend to continue expanding our international operations, which may subject us to many risks, including: different consumer preferences, unexpected changes in regulatory requirements, tariffs and other barriers, difficulties in staffing and managing foreign operations, and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse effect on our future foreign sales or the profits generated from these sales.

Sales generated by our international offices will generally be denominated in the currency of the country in which the sales are made. To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations.

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

Competition with emerging forms of home-based entertainment may reduce sales of our products.

We also compete with other forms of entertainment and leisure activities. For example, we believe the overall growth in the use of the internet and online services by consumers may pose a competitive threat if customers and potential customers spend less of their available time using interactive entertainment software and more using the internet and online services.

Competition for qualified personnel is intense in the interactive software entertainment industry and failure to hire and retain qualified personnel could seriously harm our business.

We rely to a substantial extent on the management, marketing, sales, technical and software development skills of a limited number of employees to formulate and implement our business plan. Our success depends to a significant extent upon our ability to attract and retain key personnel. Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy. The loss of services of key personnel could have a material adverse effect on us.

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

We may not be able to protect our intellectual property rights against piracy, infringement of our patents by third parties, or declining legal protection for intellectual property.

We defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of our rights is difficult. Unauthorized production occurs in the computer software industry generally, and were a significant amount of unauthorized production of our products to occur, it could materially and adversely affect our results of operations. We hold copyrights on the products, manuals, advertising and other materials owned by us and we maintain certain trademark rights. We regard our titles, including the underlying software, as proprietary and rely on a combination of trademark, copyright and trade secret laws as well as employee and third-party nondisclosure and confidentiality agreements, among other methods to protect our rights. We include with our products a “shrink-wrap” or “click-wrap” license agreement or limitations on use of the software. It is uncertain to what extent these agreements and limitations are enforceable, especially in foreign countries. Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. We cannot be certain that existing intellectual property laws will provide adequate protection for our products.

Third parties may claim we infringe their intellectual property rights.

Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, from time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on less favorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. If we are required to enter into such agreements or take such actions, our operating margins may decline as a result.

Our reported financial results could be affected by changes in current accounting principles.

Recent actions and public comments from the Securities and Exchange Commission have focused on the integrity of financial reporting generally. Similarly, Congress has considered a variety of bills that could affect certain accounting principles. The Financial Accounting Standards Board and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, such as accounting for stock options, some of which represent a significant change from current practices. Changes in our accounting for stock options will materially increase our reported expenses when we adopt Statement of Financial Accounting Standard No. 123R in the first quarter of fiscal 2007.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a summary of the principal leased offices maintained by us as of May 26, 2006:

Purpose	North America	Europe	Asia Pacific	Total
Sales and administrative	138,800	50,100	10,600	199,500
Product development	249,400	6,100	18,400	273,900
Total leased square footage	388,200	56,200	29,000	473,400

In addition to the leased facilities listed above, we also lease office space in various countries outside of the U.S. in order to support the international sales, marketing and administrative efforts of our wireless platform. The majority of these leased facilities are occupied by Minick Holdings AG and its subsidiaries, of which we have a 50% ownership interest.

We also own 10,820 square feet of space in Phoenix, Arizona which serves as our data center and motion capture studio.

Item 3. Legal Proceedings

World Wrestling Entertainment.

On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), THQ, the THQ/JAKKS joint venture, and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE video game license to the THQ/JAKKS joint venture. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the THQ/JAKKS video game license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff’s RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants’ motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants’ motion seeking to dismiss the RICO claims on the basis of the threshold “enterprise” issue that was briefed (the “March 31 Order”). On April 7, 2006, the Company and the other defendants sought certification to appeal from the portion of the March 31 Order denying the motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for re-argument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court hearing on April 26, 2006, the Court deferred a ruling on the requests for partial judgment and for certification and set briefing schedules with respect to the remaining grounds for defendants’ motion to dismiss the RICO claim, currently the sole remaining basis for federal jurisdiction in this action, that were not the subject of the first round of briefing. The Court also established a briefing schedule for WWE’s motion for re-argument of the dismissal of the Sherman Act claim. The briefing and argument of these motions is scheduled to be completed by September 2006. Discovery in this action remains stayed. On June 2, 2006, we filed a motion to dismiss the RICO claims against THQ and Brian Farrell. THQ believes that neither it, nor Brian Farrell, is primarily accused of any wrongdoing in the complaint or the amended complaint, and believes that either there is no basis for terminating the license with THQ, or that THQ will be made whole by those whose conduct is eventually found to be unlawful. We intend to vigorously protect our rights and, if necessary, pursue appropriate claims against third parties.

On March 30, 2006, WWE’s counsel wrote a letter to our counsel and counsel for JAKKS, alleging breaches by the THQ/JAKKS joint venture of the video game license related to the manner of distribution and payment of royalties to the WWE with respect to sales of the WWE video games in Japan. WWE demanded that the alleged breaches be cured within the time periods provided in the video game license, while reserving all of its rights, including its alleged right of termination of the video game license. On April 28, 2006, our counsel responded on behalf of the THQ/JAKKS joint venture, asserting, among other things, that the WWE had been aware and had consented to the manner of distribution in Japan and the payment of royalties with respect to such sales and, in addition, had separately released the joint venture from any claims with respect to such matter as a result of a settlement of a royalty audit of the THQ/JAKKS joint venture. We have also provided documentation to the WWE’s counsel in support of our position. WWE’s counsel has subsequently responded by letter, reiterating its claims and reservation of all rights, and has requested additional information regarding sales of WWE video games in Japan and certain other Asian countries. We are currently developing our response to WWE’s counsel’s most recent communications. We believe we have several bases for defending any claim of breach of the video game license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories.

Due to the early status of this litigation with WWE we cannot estimate a possible loss, if any. Games we develop based upon our WWE license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2006. The loss of the WWE license would have a negative impact on our future financial results.

Regulatory Proceedings

Update on 2003 SEC inquiry. On July 11, 2003 we were informed by the staff of the Securities and Exchange Commission (the “SEC”) that the SEC was conducting a non-public formal investigation entitled “In the Matter of Certain Video Game Manufacturers and Distributors.”  In connection with the investigation, the SEC requested information from us and informed us that other companies in the video game industry had received similar requests for information. The investigation was focused on certain accounting practices, with specific emphasis on revenue recognition. The SEC advised us that its investigation is non-public and should not be construed as an indication from the SEC or its staff that any violations of the law have occurred, nor should it reflect negatively upon any person, entity or security. We cooperated fully with the SEC in its investigation into this matter. Recently, we were advised by the SEC staff that they have concluded their inquiry with respect to THQ and have no present intention to make an enforcement recommendation.

Due to the early status of this litigation with WWE we cannot estimate a possible loss, if any. Games we develop based upon our WWE license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2006. The loss of the WWE license would have a negative impact on our future financial results.

Other

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ’s common stock is quoted on the NASDAQ National Market under the symbol “THQI.”  The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ National Market:

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2006
Fourth Quarter ended March 31, 2006	27.62	23.81
Third Quarter ended December 31, 2005	24.58	19.14
Second Quarter ended September 30, 2005	23.97	19.49
First Quarter ended June 30, 2005	20.67	16.81
Fiscal Year Ended March 31, 2005
Fourth Quarter ended March 31, 2005	19.77	13.41
Third Quarter ended December 31, 2004	15.78	11.29
Second Quarter ended September 30, 2004	14.97	11.85
First Quarter ended June 30, 2004	15.33	12.25

The last reported price of our common stock on May 26, 2006, as reported by NASDAQ National Market, was $23.10 per share.

Holders

As of May 26, 2006 there were approximately 287 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future. Our principal credit facility agreement provides that we will not pay any cash dividends without consent of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2006 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,247,411	$16.49	2,007,949
Equity compensation plans not approved by security holders	1,237,442 (1)	$11.59	237,031
Total	9,484,853	$15.85	2,244,980

(1)          Represents the aggregate number of shares of THQ common stock to be issued upon exercise of individual compensation arrangements with employee and non-employee option and warrant holders. The outstanding options were primarily granted under the Company’s Third Amended and Restated Nonexecutive Employee Stock Option Plan (the “NEEP Plan”). For a description of the material features of the NEEP Plan, see “Note 14—Stock-based Compensation” in the notes to the consolidated financial statements.

Securities Issued in Private Transactions

In fiscal 2005 we granted 240,000 warrants to third parties to purchase up to 240,000 shares of our common stock at an exercise price of $13.49 per share in connection with a license agreement that allows us to utilize intellectual property owned by such third parties. The warrants vested upon grant and have a six-year term. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 2.9%, a volatility factor of 67% and the six-year term as noted above. The fair value of these warrants was $2.0 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no repurchases of our common stock by the Company during the three months ended March 31, 2006.

Item 6. Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003. Since the change in fiscal year end affects the comparability of the information reflected in the selected financial data, we have included unaudited results for the period from April 1, 2002 through March 31, 2003. Other than this unaudited period, the selected consolidated financial data presented below as of and for each of the fiscal years and Transition 2003 in the five-year period ended March 31, 2006 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2006, and 2005, and the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004, and the report thereon are included elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

	Fiscal Year Ended March 31,				Transition	Year Ended December 31,
	2006	2005(a)	2004(b)	2003(c)	2003(c)	2002(d)
				(Unaudited)
Net sales	$806,560	$756,731	$640,846	$467,647	$66,800	$480,529
Costs and expenses:
Cost of sales	287,946	255,187	234,574	181,532	27,158	188,559
License amortization and royalties	80,508	85,926	71,132	38,988	5,576	40,476
Software development amortization	116,371	93,622	105,632	84,916	12,018	83,698
Product development	84,242	72,959	36,850	36,531	8,899	34,696
Selling and marketing	123,552	110,514	87,119	67,737	13,514	63,477
Payment to venture partner	12,572	9,774	9,675	9,218	644	10,146
General and administrative	67,615	54,831	47,006	36,794	8,442	34,993
Total costs and expenses	772,806	682,813	591,988	455,716	76,251	456,045
Income (loss) from operations	33,754	73,918	48,858	11,931	(9,451)	24,484
Interest income	8,478	4,337	2,378	4,833	878	5,277
Other income (expense)	—	—	4,000	(12,409)	(2,403)	(10,006)
Income (loss) before income taxes and minority interest	42,232	78,255	55,236	4,355	(10,976)	19,755
Income taxes	7,900	15,204	19,397	1,812	(3,290)	6,761
Income (loss) before minority interest	34,332	63,051	35,839	2,543	(7,686)	12,994
Minority interest	(63)	(261)	—	—	—	—
Net income (loss)	$34,269	$62,790	$35,839	$2,543	$(7,686)	$12,994
Net income (loss) per share—basic	$0.55	$1.07	$0.63	$0.04	$(0.13)	$0.22
Net income (loss) per share—diluted	$0.52	$1.04	$0.61	$0.04	$(0.13)	$0.21
Shares used in per share calculation—basic	62,615	58,545	57,279	58,527	57,479	58,805
Shares used in per share calculation—diluted	65,575	60,365	58,506	60,828	57,479	61,865

BALANCE SHEET DATA
(In thousands)

	Fiscal Year Ended March 31,				Transition	Year Ended December 31,
	2006	2005	2004	2003	2003	2002
Working capital	$463,207	$401,687	$309,633	$286,899	$286,899	$320,588
Total assets	$850,614	$747,393	$527,151	$472,949	$472,949	$537,860
Stockholders’ equity	$630,809	$548,758	$438,592	$396,413	$396,413	$408,866

Notes:

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

(d)          Net income includes a charge of $7.9 million, net of tax, for the cancellation of 20 SKUs as well as a charge of $4.6 million, net of tax, related to the settlement of a class action lawsuit and a charge of $1.1 million, net of tax, related to the write-off of inventory and software development for “WWF” branded games that we had been prevented from shipping pursuant to an action by the World Wide Fund for Nature against World Wrestling Entertainment, Inc. and a charge of $2.8 million, net of tax, related to the discontinuation of our online joint venture in the United Kingdom (Network Interactive Sports, Ltd.).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Certain of these trends and other statements made herein may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are included herein because management believes that an understanding of these trends is important to understand our results for the fiscal year ended March 31, 2006 (“fiscal 2006”), as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements. Additionally, readers should refer to our cautionary statement on page 1 herein as well as “Risk Factors” set forth in Item 1A. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

Overview of Fiscal 2006 Results

Net sales in fiscal 2006 increased 7% over the fiscal year ended March 31, 2005 (“fiscal 2005”), from $756.7 million to $806.6 million. The increase in net sales for fiscal 2006 was primarily attributable to worldwide sales of 10 titles that sold more than one million units. In fiscal 2005, we published six titles which shipped more than one million units.

In fiscal 2006, our operating margin declined by 560 basis points over fiscal 2005, to 4% of net sales. Our operating margin declined in fiscal 2006 due primarily to (i) higher catalog sales as a percentage of total net sales (ii) a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software development amortization, and (iii) high price protection and software development amortization for the current-generation title Full Spectrum WarriorTM: Ten Hammers.

Net income for fiscal 2006 was $34.3 million, or $0.52 per diluted share, compared to net income of $62.8 million, or $1.04 per diluted share, for fiscal 2005. Fiscal 2006 results reflect increased investment in development of video games for next generation consoles. Net income for fiscal 2005 was positively affected by $7.8 million, or $0.13 per diluted share, from the recognition of research and development income tax credits claimed for prior years.

Cash provided by operations was $42.8 million during fiscal 2006, as compared to $60.5 million in fiscal 2005. The decline in cash provided by operations was primarily due to lower net income, higher spending for software development, and higher payments of accrued expenses, partially offset by lower cash spending for licenses.

Fiscal 2007 Outlook

We expect net sales in fiscal 2007 to increase 12% to 18% as compared to fiscal 2006, resulting in expected net sales of $900 to $950 million. Key titles that we expect to release in fiscal 2007 are Cars on nine platforms, Saints Row on Xbox360 and WWE Smackdown vs. Raw 2007. We also expect to release titles based on Nickelodeon brands and core gamer PC titles such as Company of Heroes and Supreme Commander. We expect our SKU count in fiscal 2007 to increase to approximately 70 from 64 in fiscal 2006 and title count to remain flat in fiscal 2007 compared to fiscal 2006. Our catalog sales are expected to be 25% of our product mix, down from 34% in fiscal 2006.

The following discussion of fiscal 2007 expected results excludes equity based compensation, such as the impact of expensing stock options under SFAS 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123, that we will adopt in our first quarter of fiscal 2007. We expect cost of sales to decline slightly as a percentage of net sales in fiscal 2007 compared to fiscal 2006. License amortization and royalties expense, as a percentage of net sales, are expected to decline in fiscal 2007 as we have more original properties in our product mix. Software development amortization, as a percentage of net sales, is expected to increase in fiscal 2007 as compared to fiscal 2006, primarily due to the higher development costs for games on next-generation platforms and product development expense is expected to decrease in fiscal 2007 as many next generation titles have reached technological feasibility. General and administrative costs are expected to remain constant in absolute dollars and decline as a percentage of net sales. We expect operating margins to improve from 4% in fiscal 2006 to 8 to 9% in fiscal 2007. The effective tax rate in fiscal 2007 is expected to be 30% and is subject to change based on changes in geographical profits and other factors. Based on an expected fully diluted share count of 68 million, we expect earnings per share of $0.90 to $1.00 in fiscal 2007. For fiscal 2007, we expect the impact of equity based compensation to be approximately $0.16 per fully diluted share.

Prospective Business Trends

Transition to next-generation console systems.   Our industry is currently in a transition phase as sales of games for the existing platforms decline and sales of games for new platforms begin to accelerate as new hardware installed bases grow. Microsoft recently launched Xbox 360; Sony and Nintendo have announced plans to introduce new console platforms in calendar 2006 and in fiscal 2005 Nintendo and Sony each launched new handheld platforms. In terms of volume and pricing, sales of interactive entertainment software have traditionally decreased in transition years, as consumers decrease their purchases of software for current generation hardware while they wait for the release of the new platforms. Our strategy during this transition is to: leverage our current brands and catalog titles and selectively introduce high-potential new franchises for the growing installed base of current-generation hardware and the high-end PC market; establish unique new intellectual properties early in the cycle on next-generation platforms; leverage our handheld leadership; continue to grow wireless revenues and profitability; and pursue emerging revenue opportunities.

Increase in development costs.   The next-generation consoles have increased functionality (e.g., realistic environments, artificial intelligence and on-line game play) over their current generation counterparts. The increased functionality delivers a more exciting gaming experience but adds complexity to the development of video games for these new consoles. This complexity increases the overall cost to develop these games and accordingly, during fiscal 2007, we expect our average software development costs to increase as we develop games for these new consoles.

Software pricing.   We expect the average selling price of video games on current generation systems will continue to decline as the industry transitions to next-generation console systems. Traditionally video game sales have decreased in transition years, as consumers decrease their purchases of software for current generation hardware while they wait for the release of the new platforms. As the installed base of next-generation hardware grows, and as net sales of video games made for play on those next-generation consoles increases, we expect the average selling price of video games to increase, having a positive impact on our margin.

Increase in installed base.   With the introduction of new console platforms, the overall installed base of video game platforms has historically increased. Platform manufactures have reduced pricing on their existing consoles and we expect to continue to ship both new titles and games from our expansive catalog of previously released titles made for play on these consoles. As the installed base of next-generation console platforms increases, we plan to release titles based on our most popular owned and licensed franchise games and we’ve already built a substantial line-up of games to take advantage of the accelerating market growth which is expected to begin in calendar 2007.

International growth.   In fiscal 2006, approximately $31 million of our overall net sales increase of $50 million was attributable to international growth. The international installed base of video game platforms continues to increase and we are focused on expanding our international presence by identifying territories wherein we see opportunity and establishing a direct sales presence to seize such opportunities. In addition to our sales force presence, we are focused on releasing and aggressively marketing titles with international appeal.

Critical Accounting Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. For all of these estimates, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

Licenses.   Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor. When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Prior to the related product’s release, we expense, as part of license amortization and royalties, capitalized license costs when we believe such amounts are not recoverable.

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2006, the net carrying value of our licenses was $81.5 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

Software Development.   We utilize both internal development teams and third-party software developers to develop our software. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to product development expense in our consolidated statements of operations.

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis. The amount by which any unamortized software development costs exceed their net realizable value is charged to software development amortization. The net realizable value is the estimated future gross revenues from the product, reduced by the estimated future costs of completing the product.

Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current revenues to total projected revenues. If actual revenues, or revised projected revenues, fall below the initial projections, the charge to software development amortization may be larger than anticipated in any given quarter. As of March 31, 2006, the net carrying value of our software development was $109.1 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments are expensed to software development amortization as earned.

Goodwill.   We perform our annual review for goodwill impairment during the quarters ending June 30, or more frequently if indicators of potential impairment exist. We performed our goodwill impairment review for the quarters ended June 30, 2005 and June 30, 2004, and in both reviews we found no impairment. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. We performed similar impairment tests for indefinite-lived intangible assets and found no impairment. The success of our products is affected by the ability to accurately predict which platforms and which products we develop will be successful. Also, our revenues and earnings are dependent on our ability to meet our product release schedules. Due to these and other factors described in “Item 1A Risk Factors” we may not realize the future net cash flows necessary to recover our goodwill.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R requires companies to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in the company’s consolidated financial statements. The provisions of SFAS No. 123R, SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” and other related clarifying pronouncements, are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. We will adopt the new requirements in our fiscal year beginning April 1, 2006 using the modified prospective transition method, wherein prior period amounts will not be restated. In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on our current analysis and information, management has determined the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We expect the adoption of SFAS No. 123R will result in amounts that are similar to our current pro forma disclosures under SFAS No. 123.

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. 115-1”). FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. We adopted FSP No. 115-1 in our fiscal fourth quarter beginning January 1, 2006, and this adoption did not have a material impact on our consolidated results of operations and earnings per share.

Results of Operations

Comparison of Fiscal 2006 to Fiscal 2005

Our net income for fiscal 2006 was $34.3 million, or $0.52 per diluted share, as compared to $62.8 million, or $1.04 per diluted share in the prior fiscal year.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for fiscal 2006 and 2005 (in thousands):

	Fiscal Year Ended March 31,				Increase/
	2006		2005		(Decrease)	% Change
North America	$489,945	60.7%	$470,619	62.2%	$19,326	4.1%
Europe	269,928	33.5	245,083	32.4	24,845	10.1%
Asia Pacific	46,687	5.8	41,029	5.4	5,658	13.8%
International	316,615	39.3	286,112	37.8	30,503	10.7%
Consolidated net sales	$806,560	100.0%	$756,731	100.0%	$49,829	6.6%

Net sales in fiscal 2006 increased 7% over the prior fiscal year, from $756.7 million to $806.6 million. The increase in net sales was primarily due to the following:

•       An increase in the number of titles that shipped more than one million units in the fiscal year from six in fiscal 2005 to 10 in fiscal 2006.

•       Higher fiscal 2006 sales of new original, owned properties targeted to the core gamer, Juiced, Destroy All Humans! and The Outfit, our first next generation console title, as compared to core gamer titles released in the prior fiscal year: Full Spectrum Warrior™, The Punisher and Warhammer 40,000: Dawn of War.

•       International net sales increased $30.5 million and 11% in fiscal 2006 as compared to fiscal 2005 due to continued sales and marketing expansion in the international markets as well as the release of games with increased international appeal.

•       The continued sales of games released in prior fiscal years (we refer to this as “catalog sales”).

•       Higher sales of games on handheld platforms due to the introduction of Nintendo Dual Screen and PlayStation Portable.

•       These items were partially offset by lower fiscal 2006 sales of titles based on two of our key brands: The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases: The Incredibles and The SpongeBob SquarePants Movie, which were released in conjunction with their respective movie releases.

North America

Year-over-year net sales growth in North America was primarily due to sales of original, owned properties targeted to the core gamer, Destroy All Humans! and Juiced, sales of games based on our WWE SmackDown vs. Raw franchise on current generation console platforms as well as the first-time release of the WWE SmackDown vs. Raw franchise on PSP. These items were partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as

compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, which were released in conjunction with their respective movie releases.

While we expect net sales in North America to continue to constitute the largest portion of our net sales in fiscal 2007, we expect net sales for North America as a percentage of total sales to decrease slightly as we continue to expand our international direct sales and product mix.

International

Year-over-year international net sales growth was primarily due to increased sales of our original, owned properties targeted to the core gamer, Juiced and Destroy All Humans!, as compared to Full Spectrum Warrior and The Punisher in the prior fiscal year, as well as increased sales of games based on our WWE SmackDown vs. Raw franchise on current generation console platforms and the first-time release of the WWE SmackDown vs. Raw franchise on PSP. These items were partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, which were released in conjunction with their respective movie releases.

Changes in foreign currency rates reduced reported international net sales by $11.4 million or 3% in fiscal 2006, as compared to the prior fiscal year. Excluding the impacts of foreign exchange rates, international net sales increased by 15% in fiscal 2006.

We will continue to focus on growing sales internationally in fiscal 2007, as we expand our product portfolio and direct sales forces in the international markets. In early 2006, we established offices in Denmark and Japan to facilitate direct sales of our products into the Nordic territories and the Japanese market. We plan to expand our direct sales force into Italy and Eastern Europe and we continue to explore opportunities in Asia, especially China.

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2006 and fiscal 2005 are as follows (in thousands):

	Fiscal Year Ended March 31,				Increase/
Platform	2006		2005		(Decrease)	% Change
Consoles
Sony PlayStation 2	$296,294	36.7%	$275,850	36.5%	$20,444	7.4%
Microsoft Xbox and Xbox 360	102,660	12.7	80,623	10.7	22,037	27.3%
Nintendo GameCube	59,255	7.3	73,157	9.7	(13,902)	(19.0)%
	458,209	56.7	429,630	56.9	28,579	6.7%
Handheld
Nintendo Game Boy Advance	171,477	21.3	204,348	27.0	(32,871)	(16.1)%
Nintendo Dual Screen	32,855	4.1	3,110	0.4	29,745	956.4%
Sony PlayStation Portable	29,406	3.6	—	—	29,406	100.0%
Wireless	36,112	4.5	24,613	3.3	11,499	46.7%
	269,850	33.5	232,071	30.7	37,779	16.3%
PC	77,615	9.6	86,667	11.5	(9,052)	(10.4)%
Other	886	0.2	8,363	0.9	(7,477)	(89.4)%
Net Sales	$806,560	100.0%	$756,731	100.0%	$49,829	6.6%

Console Platforms

Net sales for console platforms increased 7% for fiscal 2006 as compared to the prior fiscal year. We released 31 and 30 new console SKUs in fiscal 2006 and 2005, respectively.

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$296,294	36.7%	$275,850	36.5%	7.4%

In fiscal 2006, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by the release of WWE SmackDown! vs. Raw 2006, Juiced and Destroy All Humans!, as well as catalog sales. In fiscal 2005, net sales of video games for PS2 were primarily driven by the release of WWE SmackDown! vs. Raw, The Incredibles, and The SpongeBob SquarePants Movie, as well as catalog sales. We released 12 and 14 new SKUs in fiscal 2006 and 2005, respectively. A SKU is a version of a title designed for play on a particular platform. Net sales increased $20.4 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

•       higher sales of our two new owned, original properties targeted to the core gamer: Juiced and Destroy All Humans!, as compared to core gamer titles released in fiscal 2005: Full Spectrum Warrior, MX v. ATV Unleashed™ and The Punisher;

•       higher sales of WWE SmackDown! vs. Raw 2006 as compared to the prior year release of WWE SmackDown! vs. Raw;

•       higher catalog sales mainly attributable to increases in sales of games based on our WWE and MX franchises, as well as Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie;

•       partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer as compared to the fiscal 2005 release of The Incredibles, which was released in conjunction with its movie release.

Sony announced it would release its next-generation console, PlayStation 3, in November 2006. We expect sales of games for PlayStation 2 to decline in the future as consumer demand shifts to PlayStation 3.

Microsoft Xbox and Xbox 360 Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$102,660	12.7%	$80,623	10.7%	27.3%

In fiscal 2006, net sales of video games for Xbox and Xbox 360 were primarily driven by the release of WWE Wrestlemania 21, Destroy All Humans!, The Outfit and Juiced. In fiscal 2005 net sales of video games for Xbox were primarily driven by the release of Full Spectrum Warrior, The Incredibles and The Punisher. We released 12 and eight new SKUs in fiscal 2006 and 2005, respectively. Net sales increased by $22.0 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

•       the release of The Outfit for Xbox 360 whereas there were no Xbox 360 SKUs released in fiscal 2005;

•       sales of our new release WWE Wrestlemania 21: there were no WWE titles released on Xbox in fiscal 2005;

•       higher sales of our two new owned, original properties targeted to the core gamer: Juiced and Destroy All Humans!, as compared to core gamer titles released in fiscal 2005: MX v. ATV Unleashed and The Punisher;

•       four additional SKUs released in fiscal 2006 as compared to fiscal 2005;

•       partially offset by lower sales of Full Spectrum Warrior: Ten Hammers, as compared to Full Spectrum Warrior released in fiscal 2005;

•       and partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer as compared to fiscal 2005 wherein we released The Incredibles which was released in conjunction with its movie release.

In November 2005, Microsoft launched its next-generation console, Xbox 360, in North America, Europe and Japan. We expect to release new SKUs in fiscal 2007 for Xbox 360. As the installed base of Xbox 360 hardware grows, we expect to bring more titles to the platform, including games targeted to the core gamer such as our new, owned intellectual property Saints Row, titles based on our WWE license and a game based on Disney/Pixar’s Cars. We expect sales of games for Xbox to decline as consumer demand shifts to games for the Xbox 360.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$59,255	7.3%	$73,157	9.7%	(19.0)%

In fiscal 2006, net sales of video games for GameCube were primarily driven by the release of WWE Day of Reckoning 2, SpongeBob SquarePants: Lights, Camera, PANTS!, Nicktoons: Unite and  The Incredibles: Rise of the Underminer, as well as catalog sales. In fiscal 2005, net sales of video games for GameCube were primarily driven by the release of The Incredibles, WWE Day of Reckoning and The SpongeBob SquarePants Movie. We released seven and eight new SKUs in fiscal 2006 and 2005, respectively. Net sales decreased by $13.9 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

•       lower sales of our fiscal 2006 releases of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, both which were released in conjunction with their respective movie releases;

•       lower sales of our fiscal 2006 release of WWE Day of Reckoning 2, as compared to WWE Day of Reckoning in the prior fiscal year;

•       partially offset by sales of our fiscal 2006 release of Bratz: Rock Angelz with no comparable title in the prior fiscal year.

We expect net sales from GameCube products to decline in fiscal 2007, as compared to fiscal 2006, due to a reduced SKU count and the upcoming launch of Nintendo’s next-generation console, Wii. We expect sales of games for GameCube to decline in the future as consumer demand shifts to video games made for Wii.

Handheld Platforms

Net sales for handheld platforms increased 16% for fiscal 2006 as compared to the prior fiscal year. We released 22 and 20 new handheld SKUs in fiscal 2006 and 2005, respectively. Both Nintendo and Sony have launched new handheld platforms, Dual Screen (“DS”) and PlayStation Portable (“PSP”), respectively. Consistent with our expectations, net sales of games for those new platforms increased in fiscal 2006, while net sales of games for Game Boy Advance declined.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$171,477	21.3%	$204,348	27.0%	(16.1)%

In fiscal 2006, net sales of video games for Game Boy Advance were primarily driven by the release of Bratz: Rock Angelz, SpongeBob SquarePants: Lights, Camera, PANTS! and The Incredibles: Rise of the Underminer, as well as sales of our Game Boy Advance Double Packs. Game Boy Advance Double Packs feature two previously released titles on one cartridge, providing us with a way to reintroduce our top selling mass-market titles. In fiscal 2005, net sales of video games for Game Boy Advance were primarily driven by the release of The Incredibles, The SpongeBob SquarePants Movie and Sonic Advance 3, as well as catalog titles. We released 10 and 19 new SKUs in fiscal 2006 and 2005, respectively. Net sales decreased by $32.9 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

•       lower sales on our fiscal 2006 releases of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, both which were released in conjunction with their respective movie releases;

•       strong prior year performance of Sonic Advance 3 without a comparable game released in fiscal 2006;

•       nine fewer SKUs released in fiscal 2006 as compared to fiscal 2005 and an overall decline in the Game Boy Advance market due to the introduction of DS and PSP into the handheld video game market;

•       partially offset by a 21% increase in sales of catalog titles, mainly Game Boy Advance Double Packs.

We expect net sales from the Game Boy Advance products to decline in fiscal 2007, as compared to fiscal 2006, due to a reduced SKU count as we expand our offerings to DS and PSP.

Nintendo Dual Screen Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$32,855	4.1%	$3,110	0.4%	956.4%

In fiscal 2006, net sales of video games for DS were primarily driven by the release of Zoo Tycoon, SpongeBob SquarePants: Yellow Avenger and The Incredibles: Rise of the Underminer. We released eight and one new SKUs in fiscal 2006 and 2005, respectively. Net sales increased by $29.7 million in fiscal 2006 as compared to the prior fiscal year. The increase is due to the increased number of titles released in fiscal 2006 as compared to the prior fiscal year.

As the installed base of DS hardware grows, we expect to continue to bring more titles to the platform, including our market-leading family brands, games based on Disney/Pixar’s Cars, and titles based on Nickelodeon properties such as SpongeBob SquarePants and Nicktoons.

PlayStation Portable Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$29,406	3.6%	$—	—%	100.0%

In fiscal 2006, net sales of video games for PSP were driven by the release of WWE SmackDown vs. Raw 2006. We released four and zero new SKUs in fiscal 2006 and fiscal 2005, respectively. As the installed base of PSP hardware grows, we expect to bring more titles to the platform, including our market-leading family brands, games based on Disney/Pixar’s Cars, and titles based on our own Juiced brand.

Wireless Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$36,112	4.5%	$24,613	3.3%	46.7%

Wireless revenues consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Through our controlling interest in Minick Holding AG (“Minick”), we also derive wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment.

Wireless net sales increased by $11.5 million during fiscal 2006 compared to the prior fiscal year. Our product content for wireless devices has grown significantly. The increase in wireless net sales reflected sales of Star Wars, SpongeBob SquarePants and NFL based content, as well as the continued growth in the installed base of data enabled wireless handsets with game capabilities.

We expect wireless net sales to increase in fiscal 2007, as compared to fiscal 2006, as the installed base of data enabled wireless handsets with game capabilities continues to grow. In fiscal 2007, we plan to re-align our product portfolio to emphasize more casual game content in order to position ourselves for wireless platform share gains in the future.

PC Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$77,615	9.6%	$86,667	11.5%	(10.4)%

In fiscal 2006, net sales of video games for PC were primarily driven by the release of Warhammer 40,000: Dawn of War: Winter Assault and Juiced, as well as catalog titles. In fiscal 2005, net sales of video games for PC were primarily driven by the release of Warhammer 40,000: Dawn of War, The Incredibles, Full Spectrum Warrior and The SpongeBob SquarePants Movie. We released 11 and 12 new titles in fiscal 2006 and 2005, respectively. Net sales decreased by $9.1 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

•       lower sales of our Warhammer 40,000: Dawn of War: Winter Assault, an expansion pack to the successful core gamer title Warhammer 40,000: Dawn of War released in fiscal 2005;

•       lower sales of our Full Spectrum Warrior: Ten Hammers, as compared to Full Spectrum Warrior released in fiscal 2005;

•       lower sales of our fiscal 2006 releases of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, both which were released in conjunction with their respective movie releases;

•       partially offset by a 44% increase in sales of catalog titles.

We expect PC net sales to increase in fiscal 2007, as compared to fiscal 2006, mainly due to our focus on releasing high-end PC games targeted at the core gamer including:  Company of Heroes, Titan Quest, Supreme Commander, and a mass-market title based on Disney/Pixar’s Cars.

Other Net Sales

Other net sales primarily consist of sales from older platforms. Fiscal 2006 and 2005 are primarily made up of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

Our costs and expenses increased by $90.0 million or 13% in fiscal 2006 compared to the prior fiscal year, to $772.8 million, from $682.8 million. Costs and expenses as a percentage of net sales increased by six points to 96% in fiscal 2006 from 90% in the prior fiscal year. The increase in costs and expenses in fiscal 2006 were primarily due to (i) higher catalog sales as a percentage of total net sales (ii) a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software development amortization and (iii) higher price protection and software development amortization for the current-generation title Full Spectrum WarriorTM: Ten Hammers.

Cost of  Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$287,946	35.7%	$255,187	33.7%	12.8%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts. Cost of sales as a percentage of net sales increased for fiscal 2006 as compared to the prior fiscal year, due to higher catalog sales as a percentage of total net sales in fiscal 2006, including reduced year over year pricing primarily from our Game Boy Advanced Dual Packs.

License Amortization and Royalties (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$80,508	10.0%	$85,926	11.4%	(6.3)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license. For fiscal 2006, license amortization and royalties as a percentage of net sales decreased by 1.4 points compared to the prior fiscal year. This is partially due to a $4.0 million write-off of a license in fiscal 2005. The decrease is also due to a higher mix of net sales in fiscal 2006 from games with lower contractual royalty rates and games based on owned intellectual properties with no license rate as compared to the prior fiscal year.

Software Development Amortization (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$116,371	14.4%	$93,622	12.4%	24.3%

Software development amortization consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Software development is expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. For fiscal 2006 software development amortization as a percentage of net sales increased by 2 points over the prior fiscal year primarily due to a change in our development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software development amortization. The increase in software development amortization as a percent of net sales is also due to high software development amortization related to the performance of the current-generation title Full Spectrum Warrior: Ten Hammers on Xbox.

Product Development (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$84,242	10.4%	$72,959	9.6%	15.5%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense increased by $11.3 million in fiscal 2006 as compared to the prior fiscal year. This increase was primarily due to the expansion of our internal studios with the acquisitions of Juice Games Limited and Vigil Games, LLC and with the formation of two new studios, Kaos Studios and Incinerator Games. Product development expense also increased due to spending on development of games for next-generation platforms.

Selling and Marketing (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$123,552	15.3%	$110,514	14.6%	11.8%

Selling and marketing expense consists of personnel-related costs, advertising and promotional expenses. For fiscal 2006, selling and marketing expenses increased as a percentage of net sales as compared to the prior fiscal year. Selling and marketing expenses increased in absolute dollars by $13.0 million for fiscal 2006 compared to the prior fiscal year. This increase was primarily due to promotional efforts to support the launch of two new owned and original titles:  Juiced and Destroy All Humans!.

Payment to Venture Partner (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$12,572	1.6%	$9,774	1.3%	28.6%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Payment to venture partner increased by $2.8 million dollars in fiscal 2006 as compared to the prior fiscal year due to increases in net sales of games based upon the WWE license. In fiscal 2006 we released WWE SmackDown vs. Raw 2006 on PlayStation 2 and PlayStation Portable and in the prior fiscal year we released WWE SmackDown vs. Raw on PlayStation 2.

General and Administrative (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$67,615	8.4%	$54,831	7.2%	23.3%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts, foreign exchange transaction gains and losses, and facilities. General and administrative expenses increased by $12.8 million for fiscal 2006 as compared to the prior fiscal year. The increase in fiscal 2006 is primarily due to foreign exchange transactions in the prior fiscal year, as well as growth in European operations, higher depreciation expense and higher amortization expense related to prior-year acquisitions.

Income Taxes

The effective income tax rate was 19% for fiscal 2006 and fiscal 2005. The fiscal 2006 effective income tax rate benefited from the following factors: (1) a higher ratio of research and development tax credits to pre-tax income and (2) a higher ratio of tax exempt interest income to overall pre-tax income. If our pretax income was the same as the last fiscal year our effective tax rate would have been approximately 28%. The fiscal 2005 effective income tax rate benefited from the following factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of fiscal 2005 year research and development income tax credits. Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 29%.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. We own 50% of Minick’s outstanding common stock and control its board of directors. Minority interest included in our consolidated statement of operations was $63,000 for fiscal 2006 compared to $261,000 for fiscal 2005.

Comparison of Fiscal 2005 to Fiscal 2004

Net income for fiscal 2005 was $62.8 million, or $1.04 per diluted share, as compared to $35.8 million, or $0.61 per diluted share in fiscal 2004.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless games.

The following table details our net sales by territory for fiscal 2005 and 2004 (in thousands):

	Fiscal Year Ended March 31,				Increase/
	2005		2004		(Decrease)	% Change
North America	$470,619	62.2%	$453,426	70.8%	$17,193	3.8%
Europe	245,083	32.4	161,857	25.2	83,226	51.4
Asia Pacific	41,029	5.4	25,563	4.0	15,466	60.5
International	286,112	37.8	187,420	29.2	98,692	52.7
Consolidated net sales	$756,731	100.0%	$640,846	100.0%	$115,885	18.1%

Our consolidated net sales in fiscal 2005 increased 18% over fiscal 2004, from $640.8 million to $756.7 million. The increase in net sales for fiscal 2005 was primarily attributable to the following factors:

•       Growth from our established licensed brands and franchises: Disney/Pixar, SpongeBob SquarePants and WWE SmackDown!, all performing better than the prior fiscal year. Two of the titles this fiscal year, Disney/Pixar’s The Incredibles and The SpongeBob SquarePants Movie, were based upon holiday movies.

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

North America

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

International

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

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2005 and fiscal 2004 are as follows (in thousands):

	Fiscal Year Ended March 31,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$275,850	36.5%	$247,603	38.6%	$28,247	11.4%
Microsoft Xbox	80,623	10.7	71,132	11.1	9,491	13.3
Nintendo GameCube	73,157	9.7	61,356	9.6	11,801	19.2
	429,630	56.9	380,091	59.3	49,539	13.0
Handheld
Nintendo Game Boy Advance	204,348	27.0	162,109	25.3	42,239	26.1
Nintendo Dual Screen	3,110	0.4	-	-	3,110	100.0
Wireless	24,613	3.3	6,860	1.1	17,753	258.8
	232,071	30.7	168,969	26.4	63,102	37.3
PC	86,667	11.5	74,934	11.7	11,733	15.7
Other	8,363	0.9	16,852	2.6	(8,489)	(50.4)
Net Sales	$756,731	100.0%	$640,846	100.0%	$115,885	18.1%

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

•       Disney/Pixar’s Finding Nemo and, SpongeBob SquarePants: Battle for Bikini Bottom; and

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

Nintendo Dual Screen.   We released Ping Pals for the Nintendo DS portable game system (“Nintendo DS”) in December 2004.

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

Other Net Sales.   Other net sales primarily consist of sales from older platforms. Fiscal 2005 and 2004 are primarily made up of sales from Sony PlayStation products.

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

Cost of Sales (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$255,187	33.7%	$234,574	36.6%	8.8%

Cost of sales primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts. Cost of sales as a percentage of net sales decreased for fiscal 2005 as compared to fiscal 2004, primarily due to lower average manufacturing costs across all platforms and higher average selling price of Game Boy Advance and PC products.

License Amortization and Royalties (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$85,926	11.4%	$71,132	11.1%	20.8%

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

Software Development  Amortization (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$93,622	12.4%	$105,632	16.5%	(11.4)%

Software development amortization consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. For fiscal 2005 software development amortization as a percentage of net sales decreased as compared to fiscal 2004 primarily due to our strategy of bringing the development of games based upon our core franchises, such as Disney/Pixar’s The Incredibles, in-house, as compared to Disney/Pixar’s Finding Nemo, which was externally developed. Also, the effective amortization rate for The SpongeBob SquarePants Movie released in fiscal 2005 was lower as compared to the amortization rate for SpongeBob SquarePants: Battle for Bikini Bottom released in fiscal 2004 as we were able to leverage the technology developed on the fiscal 2004 title. Further, in fiscal 2004 we had high development costs associated with creating Sphinx and the Cursed Mummy, an original brand for which we did not develop a title in fiscal 2005.

Product Development  (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$72,959	9.6%	$36,850	5.8%	98.0%

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

Selling and Marketing (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$110,514	14.6%	$87,119	13.6%	26.9%

Selling and marketing expense consists of personnel-related costs, advertising and promotional expenses. For fiscal 2005, selling and marketing expenses increased as a percentage of net sales as compared to fiscal 2004. Selling and marketing expenses increased in absolute dollars by $23.4 million for fiscal 2005 compared to fiscal 2004. This increase was primarily due to promotional efforts to support the new releases of original titles The Punisher and Full Spectrum Warrior, as well as Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! vs. Raw, and other releases.

Payment to Venture Partner (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$9,774	1.3%	$9,675	1.5%	1.0%

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

General and Administrative (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$54,831	7.2%	$47,006	7.3%	16.6%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts, foreign exchange transaction gains and losses, and facilities. General and administrative expenses increased by $7.8 million for fiscal 2005 as compared to fiscal 2004. Fiscal 2004 included a charge of $7.0 million for doubtful accounts related to KB Toys’ bankruptcy filing. Excluding this $7.0 million expense, general and administrative expenses increased by $14.8 million for fiscal 2005 as compared to fiscal 2004. The increase is primarily attributable to growth in our international and wireless operations, as well as Sarbanes-Oxley compliance and professional fees. In addition, the increase also includes $1.5 million of amortization expense for intangible assets obtained through the fiscal 2005 acquisitions of Relic and Blue Tongue, and the acquisition of a controlling interest in Minick during fiscal 2005.

Other Income

Other income for fiscal 2004 consisted of a $4.0 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.

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

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick which are not owned by THQ. In April 2004, we purchased an additional 25% of the outstanding common stock of Minick, bringing us to a 50% ownership interest and control of Minick’s board of directors. As a result of this transaction, we began consolidating the balance sheet, statement of operations and cash flows of Minick. Minority interest included in our consolidated statement of operations was $261,000 for fiscal 2005 compared to zero for fiscal 2004.

Liquidity and Capital Resources

	March 31, 2006	March 31, 2005	Change
(In thousands)
Cash and cash equivalents	$91,517	$98,175	$(6,658)
Short-term investments	280,120	232,998	47,122
Cash, cash equivalents and short-term investments	$371,637	$331,173	$40,464
Percentage of total assets	44%	44%

	Year Ended March 31,
	2006	2005	Change
(In thousands)
Cash provided by operating activities	$42,789	$60,455	$(17,666)
Cash used in investing activities	(85,882)	(77,891)	(7,991)
Cash provided by financing activities	37,787	33,764	4,023
Effect of exchange rate changes on cash	(1,352)	605	(1,957)
Net increase (decrease) in cash and cash equivalents	$(6,658)	$16,933	$(23,591)

Cash Flow from Operating Activities.   Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development and selling and marketing expenses.

Cash provided by operating activities decreased by approximately $17.7 million in fiscal 2006 as compared to fiscal 2005. The decrease was mainly due to lower net income in fiscal 2006 as well as higher spending for software development, higher payments of accrued expenses, partially offset by lower cash spending for licenses. We expect to generate positive operating cash flow for the full fiscal year 2007.

Cash Flow from Investing Activities.   Cash used in investing activities increased by approximately $8.0 million in fiscal 2006 as compared to fiscal 2005, primarily due to an increase in the amount of net disbursements from purchases and sales of short-term investments, an increase in purchases of property and equipment, offset by a decrease in acquisition related activity.

Cash Flow from Financing Activities.   Cash provided by financing activities increased by approximately $4.0 million in fiscal 2006 as compared to fiscal 2005, primarily due to a reduction in the amount paid for repurchases of our common stock offset by a decrease in cash provided by the exercise of stock options. We did not repurchase any of our common stock in fiscal 2006 and had $9.1 million of stock repurchases in fiscal 2005.

In fiscal 2007, we expect to generate more cash than we did in fiscal 2006. The increase in the generation of cash will be primarily attributable to higher net income.

Key Balance Sheet Accounts

Accounts Receivable.   Accounts receivable increased $5.2 million in fiscal 2006, from $73.7 million at March 31, 2005 to $78.9 million at March 31, 2006. The increase in net accounts receivable is primarily due the timing of our fourth quarter product releases. Allowances for price protection, returns and doubtful accounts were $57.8 million as of March 31, 2006, a $0.3 million increase from March 31, 2005. Allowances for price protection and returns as a percentage of trailing nine month net sales were 8% and 7% as of March 31, 2006 and 2005, respectively. While the allowance as a percent of trailing nine month net sales increased in North America due to higher than expected price protection related to the release of Full Spectrum Warrior: Ten Hammers, this title was not released internationally and the allowance as a percent of trailing nine month net sales actually decreased internationally. We believe our current reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.   Inventory increased $4.8 million in fiscal 2006, from $23.8 million at March 31, 2005 to $28.6 million at March 31, 2006. The increase in inventory is primarily due to the growth of our business and to a lesser extent the timing of our product releases and the timing of product reorders.

Licenses.   Licenses decreased $6.5 million in fiscal 2006, from $88.0 million at March 31, 2005 to $81.5 million at March 31, 2006. The decrease in licenses is due to license amortization in excess of newly acquired licenses during fiscal 2006.

Software Development.   Software development increased $43.8 million in fiscal 2006, from $65.3 million March 31, 2005 to $109.1 million March 31, 2006. The increase in software development is primarily the result of our investment in next generation titles with higher development costs which are scheduled to be released in fiscal 2007 and beyond.

Accrued and Other Current Liabilities.   Accrued and other current liabilities increased $31.9 million in fiscal 2006, from $77.5 million at March 31, 2005 to $109.4 million at March 31, 2006. The increase in accrued and other current liabilities is primarily due to movement of accrued royalties from long-term into short-term as they are expected to be paid out within a year as well as an increase in amounts due to third-party developers for the production of our games.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
2007	$97,558	$21,762	$11,332	$7,563	$1,463	$139,678
2008	39,102	14,616	11,595	—	—	65,313
2009	39,613	13,184	11,189	—	—	63,986
2010	37,000	9,777	10,812	—	—	57,589
2011	22,000	9,777	10,137	—	—	41,914
Thereafter	—	—	28,779	—	—	28,779
	$235,273	$69,116	$83,844	$7,563	$1,463	$397,259

(1)          Licenses and Software Development.   We enter into contractual agreements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2006 are approximately $235.3 million. License/software development commitments in the table above include $74.2 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2006 because the licensors do not have any significant performance obligations to us. These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2007 will be $21.8 million.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)          Letters of Credit.   As of March 31, 2006, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $7.6 million and no borrowings.

(5)          Other.   This amount reflects an additional $1.5 million related to the purchase of Relic in April 2004. This amount was paid in April 2006.

Other potential future expenditures relate to the following:

Manufacturer Indemnification.   We must indemnify the platform manufacturers (Microsoft, Nintendo, Sony) of our games with respect to all loss, liability and expenses resulting from any claim against such manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against such manufacturer. As a result, we bear a risk that the properties upon which the titles of our games are based, or that the information and technology licensed from others and incorporated into the products, may infringe the rights of third parties. Our agreements with our third-party software developers and property licensors typically provide indemnification rights for us with respect to certain matters. However, if a manufacturer brings a claim against us for indemnification, the developers or licensors may not have sufficient resources to, in turn, indemnify us.

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

Credit Facility.   We have a credit agreement that lasts through November 29, 2006 that provides us a maximum monthly facility amount of $40.0 million for each August, September and October, and a maximum monthly facility amount of $12.0 million for every other month. The credit facility is unsecured and contains customary financial and non-financial covenants that require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions. As of March 31, 2006, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $7.6 million.

Litigation.   For information related to legal proceedings that may result in future expenditures to the Company, see “Item 3—Legal Proceedings.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio and to a lesser extent our credit facility. A substantial portion of our portfolio is in short-term investments made up of floating rate securities and municipal securities. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the investments. The credit facility is based on variable interest rates. At March 31, 2006, we had outstanding letters of credit of $7.6 million.

Foreign Currency Risk

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Great British Pound (“GBP”) and the Euro, which may result in a gain or loss of earnings to us. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates.

Throughout the year, we frequently monitor the volatility of the GBP and the Euro (and all other applicable currencies). We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in general and administrative expense in the consolidated statements of operations. The forward contracts generally have a contractual term of less than one month and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign-currency-denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign-currency-denominated assets and liabilities that were hedged and would not have a material impact on our financial position.

As of March 31, 2006, we had foreign exchange forward contracts in the notional amount of $60.3 million, all with maturities of less than one month, consisting primarily of Euros, Great British Pounds, and Canadian Dollars. The counterparties to these forward contracts are creditworthy multinational commercial and investment banks. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $31.9 million and a reduction of reported income before taxes of approximately $1.0 million. This estimate assumes an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 8. Consolidated Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

June 6, 2006

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2006	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$91,517	$98,175
Short-term investments	280,120	232,998
Cash, cash equivalents and short-term investments	371,637	331,173
Accounts receivable, net of allowances	78,876	73,700
Inventory	28,620	23,802
Licenses	20,849	12,464
Software development	91,843	57,107
Income taxes receivable	6,832	9,783
Prepaid expenses and other current assets	12,420	14,530
Total current assets	611,077	522,559
Property and equipment, net	37,485	26,822
Licenses, net of current portion	60,623	75,523
Software development, net of current portion	17,236	8,144
Income taxes receivable, net of current portion	10,273	9,513
Goodwill	90,872	83,440
Other long-term assets, net	23,048	21,392
TOTAL ASSETS	$850,614	$747,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,871	$36,499
Accrued and other current liabilities	109,421	77,532
Deferred income taxes	3,578	6,841
Total current liabilities	147,870	120,872
Other long-term liabilities	60,323	72,059
Deferred income taxes, net of current portion	10,272	4,466
Commitments and contingencies	—	—
Minority interest	1,340	1,238
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 64,140,977 and 60,689,622 shares issued and outstanding as of March 31, 2006 and 2005, respectively	642	607
Additional paid-in capital	397,693	347,462
Accumulated other comprehensive income	10,367	12,851
Retained earnings	222,107	187,838
Total stockholders’ equity	630,809	548,758
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$850,614	$747,393

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2006	2005	2004
Net sales	$806,560	$756,731	$640,846
Costs and expenses:
Cost of sales	287,946	255,187	234,574
License amortization and royalties	80,508	85,926	71,132
Software development amortization	116,371	93,622	105,632
Product development	84,242	72,959	36,850
Selling and marketing	123,552	110,514	87,119
Payment to venture partner	12,572	9,774	9,675
General and administrative	67,615	54,831	47,006
Total costs and expenses	772,806	682,813	591,988
Income from operations	33,754	73,918	48,858
Interest income	8,478	4,337	2,378
Other income	—	—	4,000
Income before income taxes and minority interest	42,232	78,255	55,236
Income taxes	7,900	15,204	19,397
Income before minority interest	34,332	63,051	35,839
Minority interest	(63)	(261)	—
Net income	$34,269	$62,790	$35,839
Net income per share—basic	$0.55	$1.07	$0.63
Net income per share—diluted	$0.52	$1.04	$0.61
Shares used in per share calculation—basic	62,615	58,545	57,279
Shares used in per share calculation—diluted	65,575	60,365	58,506

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

Fiscal Years Ended March 31, 2004, 2005 and 2006

	Common Stock		Additional	Accumulated Other Comprehensive	Retained
	Shares	Amount	Paid-In Capital	Income (Loss)	Earnings	Total
Balance at March 31, 2003	57,011,819	$570	$305,138	$1,496	$89,209	$396,413
Exercise of options	1,302,285	13	7,108	—	—	7,121
Issuance of warrants	—	—	956	—	—	956
Repurchase of common stock	(1,063,637)	(10)	(10,984)	—	—	(10,994)
Stock-based compensation	—	—	84	—	—	84
Tax benefit related to the exercise of employee stock options	—	—	2,367	—	—	2,367
Comprehensive income:
Net income	—	—	—	—	35,839	35,839
Other comprehensive income
Foreign currency translation gain	—	—	—	5,431	—	5,431
Unrealized gain on investments	—	—	—	1,375	—	1,375
Comprehensive income						42,645
Balance at March 31, 2004	57,250,467	$573	$304,669	$8,302	$125,048	$438,592
Exercise of options	4,189,155	42	42,803	—	—	42,845
Issuance of warrants	—	—	2,422	—	—	2,422
Repurchase of common stock	(750,000)	(8)	(9,072)	—	—	(9,080)
Tax benefit related to the exercise of employee stock options	—	—	6,640	—	—	6,640
Comprehensive income:
Net income	—	—	—	—	62,790	62,790
Other comprehensive income
Foreign currency translation gain	—	—	—	2,802	—	2,802
Unrealized gain on investments, net of $1.9 million tax expense	—	—	—	1,747	—	1,747
Comprehensive income						67,339
Balance at March 31, 2005	60,689,622	$607	$347,462	$12,851	$187,838	$548,758
Exercise of options	3,187,569	32	37,755	—	—	37,787
Issuance of restricted stock	263,786	3	855			858
Stock-based compensation	—	—	1,009	—	—	1,009
Tax benefit related to the exercise of employee stock options	—	—	10,612	—	—	10,612
Comprehensive income:
Net income	—	—	—	—	34,269	34,269
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(3,085)	—	(3,085)
Unrealized gain on investments, net of $0.4 million tax expense	—	—	—	601	—	601
Comprehensive income						31,785
Balance at March 31, 2006	64,140,977	$642	$397,693	$10,367	$222,107	$630,809

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$34,269	$62,790	$35,839
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	63	261	—
Depreciation and amortization	14,162	10,485	7,227
Amortization of licenses and software development	112,916	121,801	126,686
Loss on disposal of property and equipment	538	48	258
Stock-based compensation	1,867	—	84
Tax benefit related to the exercise of employee stock options	10,612	6,640	2,367
Deferred income taxes	2,050	7,442	2,464
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(5,902)	(8,507)	(21,766)
Inventory	(5,501)	(1,015)	3,427
Licenses	(13,392)	(107,679)	(24,072)
Software development	(134,943)	(92,863)	(80,803)
Prepaid expenses and other current assets	1,970	(4,362)	2,318
Accounts payable	(397)	11,205	(343)
Accrued and other liabilities	22,259	73,309	16,052
Income taxes	2,218	(19,100)	1,416
Net cash provided by operating activities	42,789	60,455	71,154
INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	510,555	394,965	400,957
Purchase of short-term investments	(557,677)	(431,846)	(419,782)
Purchases of long-term marketable securities	—	—	(24,320)
Other long-term assets	(3,366)	(5,125)	(70)
Acquisitions, net of cash acquired	(12,282)	(19,234)	(2,300)
Purchases of property and equipment	(23,112)	(16,651)	(7,638)
Net cash used in investing activities	(85,882)	(77,891)	(53,153)
FINANCING ACTIVITIES:
Stock repurchase	—	(9,080)	(10,994)
Proceeds from exercise of warrants and stock options	37,787	42,844	7,121
Net cash provided by (used in) financing activities	37,787	33,764	(3,873)
Effect of exchange rate changes on cash	(1,352)	605	4,079
Net increase (decrease) in cash and cash equivalents	(6,658)	16,933	18,207
Cash and cash equivalents—beginning of period	98,175	81,242	63,035
Cash and cash equivalents—end of period	$91,517	$98,175	$81,242
Supplemental cash flow information:
Cash paid during the period for income taxes	$6,037	$21,825	$15,625
Cash paid during the period for interest	$155	$199	$144

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies

We develop and publish interactive entertainment software for all popular game systems, including:

•       Home video game consoles such as Sony PlayStation 2, Microsoft Xbox, and Nintendo GameCube, and the next-generation consoles Sony PlayStation 3, Microsoft Xbox 360 and Nintendo Wii;

•       Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PSP portable entertainment system (“PSP system”), wireless devices; and

•       Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass-market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney/Pixar properties Finding Nemo, The Incredibles, and Cars (which is expected to be released globally beginning in North America in June 2006); World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Fairly OddParents™ and Nicktoons; Bratz™; Power Rangers; Warhammer® 40,000; and Scooby-Doo!™; as well as others. We also have licenses to create wireless products based on Star Wars and major sports leagues. In addition to licensed properties, we also publish games based upon owned intellectual properties, including Company of Heroes, Destroy All Humans!™, Juiced™, MX and Saints Row™.

Principles of Consolidation.   The consolidated financial statements include the accounts of THQ Inc. and our wholly owned and majority owned subsidiaries as well as the venture we have with JAKKS Pacific, Inc. See “Note 16—Agreement with JAKKS Pacific, Inc.”  The results of operations for acquisitions of companies have been included in the consolidated statements of operations beginning on the closing date of acquisition. All material intercompany balances and transactions have been eliminated in consolidation.

Pervasiveness of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to licenses, software development, the allowance for price protection, returns and doubtful accounts and income taxes.

Reclassifications.   Certain reclassifications have been made to the prior periods consolidated financial statements to conform to current period consolidated financial statements. In the fourth quarter of fiscal 2006, we reclassified warehousing expenses from selling and marketing to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within our industry. The reclassified warehousing expenses for the fiscal years ended March 31, 2006, 2005 and 2004 were $5.7 million, $5.1 million and $5.4 million, respectively.

Foreign Currency Translation.   Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency. For the fiscal year ended March 31, 2006, foreign currency transaction losses were $0.3 million, and for the fiscal years ended March 31, 2005 and 2004, foreign currency transaction gains were $2.3 million and $1.4 million, respectively, and are included in general and administrative expenses in our consolidated statements of operations.

Cash, Cash Equivalents, Short-Term Investments and Financial Instruments.   We consider all highly liquid investments with maturities less than three months when purchased to be cash equivalents. Investments with maturities greater than three months, but less than one year, when purchased are considered short-term investments. Our short-term investments are primarily auction rate securities. These auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had $280.1 million and $209.4 million of investments in auction rate securities as of March 31, 2006 and March 31, 2005, respectively. These short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes, in the consolidated financial statements. At March 31, 2006, we did not have any short-term investments classified as held to maturity, and at March 31, 2005, our short-term investments classified as held to maturity were municipal bonds with maturity dates of less than one year.

Financial Instruments.   The carrying value of certain financial instruments, including cash and cash equivalents, short-term investments held to maturity, accounts receivable, accounts payable, accrued expenses and accrued royalties, approximate fair value based on their short-term nature. Short-term investments classified as available for sale are stated at fair value.

We account for our derivative and hedging activities under Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or liabilities, respectively, on our consolidated balance sheets. As discussed below, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. During each of the periods presented we did not have any derivatives that qualify for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recorded in earnings. The fair value of foreign currency contracts is estimated based on the forward rate of the various hedged currencies as of the end of the period. As of March 31, 2006 and 2005, we had foreign exchange forward contracts in the notional amount of $60.3 million and $35.1 million, respectively. The net gains recognized from foreign currency contracts in fiscal 2006 and fiscal 2005 were $493,000 and $682,000, respectively, and are included in general and administrative expense in our consolidated statements of operations. We did not have any gains or losses from foreign currency contracts in fiscal years prior to 2005.

Allowance for Price Protection, Returns and Doubtful Accounts.   We derive revenues from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.  Management uses significant judgment and makes estimates in connection with establishing allowances for price protection, returns, and doubtful accounts in any accounting period.

Concentrations of Credit Risk.   Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term marketable securities. We place cash and cash equivalents and short-term investments with high credit-quality institutions and limit the amount of credit exposure to any one institution. We believe this risk is immaterial due to the short-term nature of such investments. As of March 31, 2006 we did not have any long-term marketable securities. Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers, maintain an allowance for potential credit losses, and most of our foreign receivables are covered by credit insurance. As of March 31, 2006 and 2005, approximately 25% and 16%, respectively, of our gross accounts receivable outstanding was with one major customer. Our largest single customer accounted for 19% of our gross sales in fiscal 2006, 14% of our gross sales in fiscal 2005 and 19% of our gross sales in fiscal 2004.

Inventory.   Inventory, which consists principally of finished products, is stated at the lower of cost (moving weighted average) or market. We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales.

Property and Equipment.   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.

Licenses.   Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor. When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Prior to the related product’s release, we expense, as part of license amortization and royalties, capitalized license costs when we believe such amounts are not recoverable.

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2006, the net carrying value of our licenses was $81.5 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

Software Development.   We utilize both internal development teams and third-party software developers to develop our software. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to product development expense in our consolidated statements of operations.

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis. The amount by which any unamortized software development costs exceed their net realizable value is charged to software development amortization. The net realizable value is the estimated future gross revenues from the product, reduced by the estimated future costs of completing the product.

Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current revenues to total projected revenues. If actual revenues, or revised projected revenues, fall below the initial projections, the charge to software development amortization may be larger than anticipated in any given quarter. As of March 31, 2006, the net carrying value of our software development was $109.1 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments are expensed to software development amortization as earned.

Goodwill and Other Intangible Assets.   In accordance with our accounting policy, we performed an annual review of goodwill for impairment during the quarter ended June 30, 2005, and found no impairment. We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. We performed similar impairment tests during the quarter ended June 30, 2005 for indefinite-lived intangible assets and found no impairment. All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition.   Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” which provide guidance on generally accepted accounting principles for recognizing revenue on software transactions, and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition

in Financial Statements,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission (“SEC”).

Product Sales:   We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis. We estimate such price protection, returns or other allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. See “Note 3—Allowance for Price Protection, Returns and Doubtful Accounts.” Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

Software Licenses:   For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the licensing of software for the fiscal years ended March 31, 2006, 2005 and 2004 was $6.3 million, $8.1 million and $8.3 million, respectively.

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

Also, in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize as revenues the net amount the wireless carrier pays to us upon the sale of our applications, net of any service or other fees earned and deducted by the wireless carrier.

Advertising.   Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. Advertising costs for the fiscal years ended March 31, 2006, 2005 and 2004 were $61 million, $57 million and $45.3 million, respectively.

Employee Stock-Based Compensation.   Under SFAS No. 123 “Accounting for Stock-Based Compensation,” compensation expense is recorded for the issuance of employee stock-based compensation, including stock options and restricted stock, based on the fair value of the employee stock-based compensation on the date of grant or measurement date. Alternatively, SFAS No. 123 allows companies to continue to account for the issuance of employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is recorded for employee stock-based compensation based on the intrinsic value of the employee stock-based compensation on the date of grant or measurement date. Under the intrinsic value method, compensation expense is recorded on the date of grant or measurement date only if the current market price of the underlying stock exceeds the employee stock-based compensation exercise price. We account for our employee stock-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2006	2005	2004
Net income—as reported	$34,269	$62,790	$35,839
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	1,153	-	54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(13,389)	(12,996)	(14,890)
Net income—pro forma	$22,033	$49,794	$21,003
Earnings per share:
Basic—as reported	$0.55	$1.07	$0.63
Basic—pro forma	$0.35	$0.85	$0.37
Diluted—as reported	$0.52	$1.04	$0.61
Diluted—pro forma	$0.34	$0.82	$0.36

The fair value of options granted under the stock option plans during the fiscal years ended March 31, 2006, 2005 and 2004, respectively, has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended March 31
	2006	2005	2004
Dividend yield	0%	0%	0%
Anticipated volatility	51%	57%	69%
Weighted average risk-free interest rate	4.11%	3.48%	2.60%
Expected lives	3 years	4 years	4 years

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. For purposes of the above pro forma disclosure, the fair value of employee stock-based compensation granted is amortized over the period(s) in which the related employee services are rendered. Accordingly, the pro forma stock-based compensation cost for any period will typically relate to awards granted in both the current period and prior periods.

We have granted common stock warrants to non-employees in connection with the acquisition of licensing rights for intellectual property. In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” the fair value of common stock warrants granted is determined as of the measurement date and is capitalized, expensed and amortized consistent with our policies relating to license costs.

Income Taxes.   Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Basic and Diluted Earnings Per Share.   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants and, if applicable in the period, conversion of our convertible debt. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Recently Issued Accounting Pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123. SFAS No. 123R requires companies to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in their consolidated financial statements. The provisions of SFAS No. 123R, SEC SAB No. 107, “Share-Based Payment” and other related clarifying pronouncements, are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. We will adopt the new requirements in our fiscal year beginning April 1, 2006 using the modified prospective transition method, wherein prior period amounts will not be restated. In addition to the recognition of expense in the financial statements, under SFAS No. 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity as currently presented. Based on our current analysis and information, management has determined the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We expect the adoption of SFAS No. 123R will result in amounts that are similar to our current pro forma disclosures under SFAS No. 123.

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP No. 115-1”). FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005, although earlier application is permitted. We adopted FSP No. 115-1 in our fiscal fourth quarter beginning January 1, 2006, and this adoption did not have a material impact on our consolidated results of operations and earnings per share.

2.   Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31,
	2006	2005
Cash and cash equivalents	$91,517	$98,175
Short-term investments:
Available-for-sale securities:
Corporate notes and bonds	19,000	23,200
Municipal securities	261,120	186,178
	280,120	209,378
Held-to-maturity securities:
Municipal securities	—	23,620
	—	23,620
Total short-term investments	280,120	232,998
Cash, cash equivalents, short-term investments and financial instruments	$371,637	$331,173

As of March 31, 2006 and 2005, we did not have any unrealized gains or losses on our available-for-sale or held-to-maturity securities.

There were no realized gains or (losses) from sales of available-for-sale securities in fiscal 2006, and realized gains from sales of available-for-sale securities were $130,000 and $126,000 for fiscal 2005 and 2004, respectively. There were no unrealized gains or (losses) from available-for-sale securities for fiscal 2006, 2005 and 2004 except for Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 8—Other Long-Term Assets”).

In the fourth quarter of fiscal 2006 we changed the presentation of our proceeds from sales and maturities of short-term investments and purchases of short-term investments in our consolidated statements of cash flows. The statements of cash flows presented in these financial statements presents the gross amount of these transactions during each of the three years ended March 31, 2006, whereas previously reported statements of cash flows presented these activities at a net transactional level. As a result, the amounts reported in these financial statements for our proceeds from sales and maturities of short-term investments and purchases of short-term investments are higher than previously reported. The change in presentation does not impact the net proceeds from sales and maturities of short-term investments and purchases of short-term investments, our cash flow from investing activities or our overall change in cash and cash equivalents.

3.   Allowance for Price Protection, Returns and Doubtful Accounts

The allowance for price protection, returns and doubtful accounts at March 31, 2006 and 2005 consists of the following (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
Beginning balance	$(58,120)	$(52,426)	$(43,406)
Provision for price protection, returns and doubtful accounts	(169,480)	(106,504)	(120,982)
Actual deductions for price protection, returns and doubtful accounts	169,780	100,810	111,962
Ending balance	$(57,820)	$(58,120)	$(52,426)

4.   Balance Sheet Details

Inventory.   Inventory at March 31, 2006 and 2005 consists of the following (in thousands):

	March 31, 2006	March 31, 2005
Raw material	$1,530	$1,825
Finished goods	27,090	21,977
Inventory	$28,620	$23,802

Property and Equipment.   Property and equipment at March 31, 2006 and 2005 consists of the following (in thousands):

	Useful Lives	March 31, 2006	March 31, 2005
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	44,776	45,254
Furniture, fixtures and equipment	5 yrs	7,324	5,842
Leasehold improvements	3-6 yrs	7,847	4,221
Automobiles	2-5 yrs	128	162
		61,195	56,599
Less: accumulated depreciation		(23,710)	(29,777)
		$37,485	$26,822

Depreciation expense associated with property and equipment amounted to $11.7 million, $8.6 million and $6.7 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Accrued and Other Current Liabilities.   Accrued and other current liabilities at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31, 2006	March 31, 2005
Accrued liabilities	$34,194	$27,173
Accrued compensation	21,864	16,572
Accrued payment to venture partner	1,419	639
Accrued royalties	51,944	33,148
Accrued and other current liabilities	$109,421	$77,532

Other Long-Term Liabilities.   Other long-term liabilities at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31, 2006	March 31, 2005
Accrued royalties	$58,025	$70,000
Accrued liabilities	2,298	2,059
Other long-term liabilities	$60,323	$72,059

5.   Business Combinations

In fiscal 2006, we acquired all of the voting and non-voting equity interests in the following two entities for a total cost of $7.5 million, which was paid in cash:

•       Juice Games Ltd., located in Centre Park, Warrington, United Kingdom, a developer of interactive entertainment software for video game hardware devices and personal computers;

•       Vigil Games, LLC, located in Austin, Texas, a developer of interactive entertainment software for video game hardware devices.

Goodwill recognized in the above transactions amounted to $4.8 million, none of which is expected to be deductible for income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. We did not present pro forma information as these acquisitions were immaterial to our financial position and results of operations.

In 2002, we acquired ValuSoft, Inc. for a total cost of $14.2 million, which was paid primarily in cash. In addition, we have since paid the former shareholders of ValuSoft additional consideration in the amount of $7.4 million because ValuSoft reached certain pre-tax income targets in the three years subsequent to the acquisition. They are still eligible for additional consideration in the amount of $3.6 million, which may be paid by us in cash or stock, if they reach certain pre-tax income targets over the next two years. Any additional consideration determined to be payable will increase goodwill in the period such pre-tax income targets are reached. Goodwill recognized in the original transaction and in the payments of the additional consideration has amounted to $19.4 million and is expected to be deductible for income tax purposes.

6.   Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2006 and 2005 were as follows (in thousands):

Balance at March 31, 2004	$59,399
Goodwill acquired	18,168
Additional consideration paid for ValuSoft	2,300
Reclassification of initial investment in Minick	1,959
Effect of foreign currency exchange rates	1,614
Balance at March 31, 2005	$83,440
Goodwill acquired	4,801
Additional consideration paid for ValuSoft	2,800
Effect of foreign currency exchange rates and other	(169)
Balance at March 31, 2006	$90,872

7.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets. Other intangible assets are as follows (in thousands):

		March 31, 2006			March 31, 2005
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-3 years	$3,055	$(2,085)	$970	$2,988	$(894)	$2,094
Trade secrets	5 years	1,800	(1,530)	270	1,800	(1,170)	630
Customer list	4-5 years	1,414	(550)	864	1,523	(254)	1,269
Trade names	3-10 years	3,196	(739)	2,457	3,055	(298)	2,757
Non-compete / Employment contracts	3-6.5 years	1,055	(656)	399	967	(435)	532
Total		$10,520	$(5,560)	$4,960	$10,333	$(3,051)	$7,282

Amortization of other intangible assets for the fiscal years ended March 31, 2006, 2005 and 2004 was $2.6 million, $2.0 million and $1.2 million, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Fiscal Years Ending March 31,
2007	$2,080
2008	980
2009	592
2010	237
2011	237
Thereafter	834
$4,960

8.   Other Long-Term Assets

In addition to other intangible assets See “Note 7—Other Intangible Assets,” other long-term assets include our investment in Yuke’s. We own less than a 20% interest in a Japanese developer, Yuke’s, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. In fiscal 2006 and 2005, the unrealized holding gains were approximately $1.0 million and $3.6 million, respectively. Due to the long-term nature of this relationship, this investment is included in other long-term assets in the consolidated balance sheet. Under separate development agreements, Yuke’s creates certain World Wrestling Entertainment wrestling games for us.

Other long-term assets as of March 31, 2006 and 2005 are as follows (in thousands):

	March 31, 2006	March 31, 2005
Investment in Yuke’s	$9,217	$8,244
Other intangible assets (see Note 7)	4,960	7,282
Other	8,871	5,866
Total other long-term assets	$23,048	$21,392

9.   Capital Stock Transactions

On August 9, 2005, we announced that our Board of Directors (“Board”) declared a three-for-two stock split of our shares of common stock to be effected in the form of a 50% stock dividend (the “Dividend”). The Dividend was distributed on September 1, 2005 to stockholders of record as of the close of business on August 19, 2005. Cash was paid in lieu of issuance of fractional shares. The par value of our common stock was maintained at the pre-split amount of $0.01. All references in the accompanying consolidated financial statements and in this annual report on Form 10-K to number of shares, sales price and per share amounts of our common stock have been retroactively restated to reflect the increased number of shares of common stock outstanding as of the earliest period presented. In addition, stockholders’ equity has been restated to give retroactive recognition to the Dividend by reclassifying from paid-in capital to common stock the par value of the additional shares of common stock issued pursuant to the Dividend. The Dividend did not dilute rights to stockholders under the Amended and Restated Rights Agreement between THQ and Computershare Investor Services, LLC, as Rights Agent, dated as of August 22, 2001, as amended by the First Amendment to the Amended and Restated Rights Agreement, dated as of April 9, 2002.

On September 10, 2002, November 21, 2002, and February 5, 2004, we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions with a total authorized repurchase amount of $75.0 million. As of March 31, 2005, we had repurchased 3,449,000 shares of our common stock for approximately $52.9 million, and there were no repurchases in fiscal 2006. At March 31, 2006 there is $22.1 million available for future repurchases. There is no expiration date for the authorized repurchases.

10.   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Securities	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2003	$1,496	$—	$1,496
Other comprehensive income	5,431	1,375	6,806
Balance at March 31, 2004	6,927	1,375	8,302
Other comprehensive income	2,802	1,747	4,549
Balance at March 31, 2005	9,729	3,122	12,851
Other comprehensive income (loss)	(3,085)	601	(2,484)
Balance at March 31, 2006	$6,644	$3,723	$10,367

11.   Net Income Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
Net income used to compute basic and diluted earnings per share	$34,269	$62,790	$35,839
Weighted average number of shares outstanding—basic	62,615	58,545	57,279
Dilutive effect of stock options and warrants	2,960	1,820	1,227
Number of shares used to compute earnings per share—diluted	65,575	60,365	58,506

The following amounts of options and warrants were excluded from the computation of diluted earnings per share as their exercise prices were in excess of the average market price of the common shares for the periods presented (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2006	2005	2004
Outstanding options and warrants	275	3,048	6,332
Average exercise price	$23.66	$17.63	$16.58

12.   Income Taxes

United States and foreign income before taxes and details of the provision for income tax are as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
Income before income taxes:
United States	$31,454	$68,933	$46,115
Foreign	10,778	9,322	9,121
	$42,232	$78,255	$55,236
Provision for income tax expense (benefit):
Current
Federal	$(11,165)	$373	$9,054
State	957	(3,687)	2,407
Foreign	5,325	2,593	4,495
Total current	(4,883)	(721)	15,956
Deferred
Federal	9,238	8,050	2,775
State	(5,016)	1,421	319
Foreign	(1,679)	1,754	(2,020)
Total deferred	2,543	11,225	1,074
Add back benefit (expense) recorded to stockholders’ equity:
Tax benefit related to stock option exercises	10,612	6,640	2,367
Tax expense related to unrealized gain on investments	(372)	(1,940)	—
Provision for income tax	$7,900	$15,204	$19,397

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income before income taxes and minority interest, were as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit and research and development credits	(2.3)	(2.2)	3.6
Research and development credits	(5.4)	(7.9)	—
Tax exempt interest income	(5.1)	(1.1)	(1.0)
Rate differences in foreign taxes and other	(3.5)	(4.4)	(2.5)
Effective tax rate	18.7%	19.4%	35.1%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability are as follows (in thousands):

	March 31,
	2006	2005
Deferred income tax assets:
Accruals, reserves and other expenses	$27,225	$22,364
Tax credit carryforwards	10,123	—
Net operating loss carryforwards	4,855	1,328
State income tax	—	1,382
Total	42,203	25,074
Valuation allowance	(5,576)	(2,158)
Deferred tax asset, net of valuation allowance	36,627	22,916
Deferred income tax liabilities:
Software development costs	42,422	26,019
Depreciation and amortization	4,441	5,122
Unrealized gain on marketable equity securities	1,632	1,290
Other	1,982	1,792
Total	50,477	34,223
Net deferred tax liability	$13,850	$11,307

As of March 31, 2006, net deferred tax liabilities of $3.6 million and $10.3 million were classified as current and long-term liabilities, respectively. As of March 31, 2005, net deferred tax liabilities of $6.8 million and $4.5 million were classified as current and long-term liabilities, respectively. The non-current portion of income tax receivable is recorded net of an $11.8 million contingent tax liability. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year tax returns. Moreover, the IRS has commenced a routine examination of our U.S. income tax returns for the fiscal years 2003 and 2004. A portion of the contingent tax liability relates to the fiscal years under examination. While the ultimate resolution of tax audits involves a degree of uncertainty, we believe that adequate tax accruals have been provided for any adjustments that are expected to result for these years.

The tax credit carryforwards as of March 31, 2006 includes research and development tax credit carryforwards of $4.2 million and $5.9 million for federal and California purposes, respectively. The federal tax credit carryforward expires in 2025, while the California tax credit can be carried forward indefinitely.

As of March 31, 2006, we have various state net operating loss carryforwards totaling $17.0 million that expire between 2008 and 2013 and foreign net operating loss carryforwards totaling $15.0 million that can be carried forward indefinitely. At March 31, 2006, our deferred income tax asset for net operating loss carryforwards was reduced by a valuation allowance of $3.9 million as compared to $330,000 in the prior fiscal year. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

The tax benefits associated with certain net operating loss carryovers relate to employee stock options. Pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), net operating losses have been reduced by $15.7 million relating to these items which will be credited to additional paid-in capital when realized.

At March 31, 2006 we had accumulated foreign earnings of $32.1 million. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

13.   Employee Defined Contribution Plan

For our United States employees we sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. Commencing January 1, 2005 the plan was amended to allow employees the ability to defer up to 60% of their annual compensation (up to the annual maximum amount allowable by law). The plan also provides that we will make a matching contribution equal to each employee’s deferral, up to 4% of eligible compensation. We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution. Employer contributions under the plan were $3.5 million, $2.7 million and $1.7 million in the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

14.   Stock-based Compensation

As of March 31, 2006, we utilize two stock option plans:  the THQ Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) and the THQ Inc. Third Amended and Restated Nonexecutive Employee Stock Option Plan (the “NEEP Plan”). The 1997 Plan provides for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors, and the NEEP plan provides for the issuance of up to 2,142,000 shares available for nonexecutive employees of THQ of which no more than 20% is available for awards to our nonexecutive officers and no more than 15% is available for awards to the nonexecutive officers or general managers of our subsidiaries or divisions. As of March 31, 2006, we had 2,007,949 shares under the 1997 Plan available for grant and 237,031 shares under the NEEP Plan available for grant. On April 3, 2006 we granted 681,000 options to certain officers of THQ, reducing the amount of options available for grant to 1,564,148. Information related to the April 3, 2006 option grant is included in our 2006 Proxy Statement.

Stock options granted under the 1997 Plan may be incentive stock options or non-qualified stock options. Stock options may be granted under the 1997 Plan to, in the case of incentive stock options, all employees (including officers) of THQ; or, in the case of non-qualified stock options, all employees (including officers), consultants and non-employee directors of THQ. Additionally, under the 1997 Plan, the Company may grant Performance Accelerated Restricted Stock (“PARS”) or Performance Accelerated Restricted Stock Units (“PARSUs”) to officers and certain other high-level employees of the Company. Other than the right to grant PARS and PARSUs, the NEEP Plan has primarily the same attributes as the 1997 Plan, but participation is reserved for employees who are not executive officers and only non-qualified options may be granted.

The purchase price per share of common stock purchasable upon exercise of each option may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under these plans become exercisable over three years and expire on the fifth anniversary of the grant date. PARS and PARSUs that have been granted to our officers under the 1997 Plan vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year. To date, no vesting of PARS or PARSUs has been accelerated. PARSUs granted to our non-employee directors vest one year after their grant date. The fair value of PARS and PARSUs granted is amortized over the period(s) in which the related services are rendered.

The exercise price per share of all options granted in the fiscal years ended March 31, 2006, 2005 and 2004, has been the closing market price of the stock on the date of the grant.

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	9,880,253	$13.10	10,177,268	$11.73	10,906,494	$13.19
Granted	3,276,078	20.48	4,578,969	13.51	3,621,638	10.73
Exercised	(3,187,569)	12.03	(4,189,155)	10.22	(1,302,285)	5.47
Cancelled	(894,159)	14.44	(686,829)	13.17	(3,048,579)	18.03
Outstanding at end of year	9,074,603	$16.00	9,880,253	$13.10	10,177,268	$11.73
Exercisable at end of year	3,480,265	$15.20	4,494,209	$14.15	5,353,334	$11.56

The estimated fair value of the employee stock-based compensation granted in the fiscal years ended March 31, 2006, 2005 and 2004 was $26.8 million, $22.7 million and $20.6 million, respectively. Additionally, during fiscal 2006 we began issuing PARS and PARSUs. We issued 263,786 shares of PARS and 20,250 units of PARSUs with an estimated fair value of $5.1 million and $0.4 million, respectively, in the fiscal year ended March 31, 2006.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at March 31, 2006	Weighted Average Exercise Price
$ 0.99 - $0.99	75,741	0.41	$0.99	75,741	$0.99
$ 6.18 - $8.80	596,884	2.01	$8.35	412,924	$8.18
$ 8.90 - $12.82	2,589,325	2.93	$11.82	997,415	$11.67
$12.84 - $19.00	2,788,319	3.02	$16.39	1,064,421	$15.60
$19.01 - $23.53	2,536,444	3.30	$20.43	910,638	$20.21
$23.55 - $26.96	487,890	4.59	$24.53	19,126	$25.43
	9,074,603	3.07	$16.00	3,480,265	$15.20

Non-Employee Warrants.   In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is equal to their fair market value of our common stock at the date of grant. No third-party warrants were granted during the fiscal year ended March 31, 2006.

In fiscal 2005 we granted 240,000 warrants to third parties to purchase up to 240,000 shares of our common stock at an exercise price of $13.49 per share in connection with a license agreement that allows us to utilize intellectual property owned by such third parties. The warrants vested upon grant and have a six-year term. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 2.9%, a volatility factor of 67% and the six-year term as noted above. The fair value of these warrants was $2.0 million.

In fiscal 2004 we granted 150,000 warrants to a third party to purchase up to 150,000 shares of our common stock at an exercise price of $10.45 per share in connection with a license agreement that allows us to utilize intellectual property owned by the third party. The warrants vested upon grant and have a 10-year term. The fair value of the warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 4.87%, a volatility factor of 87% and the 10-year term as noted above. The fair value of these warrants was $1.4 million.

At March 31, 2006, we had 390,000 warrants outstanding with weighted average exercise price of $12.32. In fiscal 2006, 112,500 warrants expired unexercised. At March 31, 2005 we had 502,500 warrants outstanding with weighted average exercise price of $13.91.

In accordance with EITF 96-18, we measure the fair value of the securities on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the years ended March 31, 2006, 2005 and 2004, $1.3 million, $2.2 million and $932,000, respectively, was amortized and included in license amortization expense.

15.   Stockholders Rights Plan

THQ’s stockholders hold their stock subject to an Amended and Restated Rights Agreement dated August 22, 2001, as amended by the First Amendment to the Amended and Restated Rights Agreement, dated as of April 9, 2002 (collectively, the “Rights Agreement”). Pursuant to the Rights Agreement, and as adjusted pursuant to Section 11(p) of the Rights Agreement as a result of the stock splits which occurred on April 9, 2002 and on September 1, 2005, each share of THQ common stock is accompanied by four-ninths (4/9) of a preferred stock purchase right (“Right”) which entitles the registered holder to purchase four nine-thousandths (4/9000) of a share of Series A Junior Participating Preferred Stock at an exercise price of $44.44. The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding common stock of THQ. In the event that any person or group acquires 15% or more of our outstanding common stock, each holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of common stock having a current market value equal to two times the exercise price of the Right. If we are acquired in a merger or other business combination, each registered holder of a Right will be entitled to purchase, at the exercise price, a number of shares of common stock of the acquirer having a current market value equal to two times the exercise price of the Right.

The Board may redeem the Rights at a redemption price of $0.001 per Right, subject to adjustment, at any time until 10 days after the acquisition of 15% or more of the common stock of THQ. At any time after a person or group has acquired 15% or more but less than 50% of the common stock, the Board may exchange all or part of the Rights for shares of common stock at an exchange ratio of 4/9 shares of common stock for each Right or four nine-thousandths (4/9000) of a share of Series A Junior Participating Preferred Stock (“Preferred Stock”) per Right. The Rights expire on June 21, 2010.

Pursuant to the Certificate of Designation, as amended (the “Certificate of Designation”), establishing the Preferred Stock, effective as September 1, 2005:  (i) each share of Preferred Stock is entitled to quarterly dividends equal to 2,250 times the aggregate per share amount of all dividends declared on the common stock, (ii) each share of Preferred Stock will be entitled to 2,250 votes on all matters submitted to a vote of THQ’s stockholders, (iii) the “adjustment number” (as defined in the Certificate of Designation) used in Section 6 of the Certificate of Designation for calculating the liquidation amount for Preferred Stock is 2,250 and (iv) in the event of a consolidation, merger, combination or similar transaction, each share of Preferred Stock will be exchanged or changed into an amount per share equal to 2,250 times the amount of capital stock, securities, cash or other property for which each share of common stock is exchanged or changed. The description of the Rights contained herein does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement and the Certificate of Designation.

16.   Agreement with JAKKS Pacific, Inc.

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

In November 2001, through the venture with JAKKS, we entered into an amendment to expand the WWE license to include exclusive rights to other wrestling content produced by the WWE. In exchange for these rights we paid a minimum guarantee to WWE that recoups through December 31, 2014.

We are currently involved in litigation with WWE and JAKKS with respect to the license. See “Note 17—Commitments and Contingencies.”  Further, pursuant to the terms of the operating agreement with JAKKS, we are currently renegotiating the amount of the preferred payment for the period subsequent to June 30, 2006, but have not yet reached an agreement.

17.  Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
2007	$97,558	$21,762	$11,332	$7,563	$1,463	$139,678
2008	39,102	14,616	11,595	—	—	65,313
2009	39,613	13,184	11,189	—	—	63,986
2010	37,000	9,777	10,812	—	—	57,589
2011	22,000	9,777	10,137	—	—	41,914
Thereafter	—	—	28,779	—	—	28,779
	$235,273	$69,116	$83,844	$7,563	$1,463	$397,259

(1)          Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2006 are approximately $235.3 million. License/software development commitments in the table above include $74.2 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2006 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2007 will be $21.8 million.

(3)          Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

Rent expense was $10.6 million, $6.0 million and $4.5 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

(4)          Letters of Credit. As of March 31, 2006, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $7.6 million and no borrowings.

(5)          Other. This amount reflects an additional $1.5 million related to the purchase of Relic in April 2004. This amount was paid in April 2006.

Other potential future expenditures relate to the following:

Manufacturer Indemnification.   We must indemnify the platform manufacturers (Microsoft, Nintendo, Sony) of our games with respect to all loss, liability and expenses resulting from any claim against such manufacturer involving the development, marketing, sale or use of our games, including any claims for copyright or trademark infringement brought against such manufacturer. As a result, we bear a risk that the properties upon which the titles of our games are based, or that the information and technology licensed from others and incorporated into the products, may infringe the rights of third parties. Our agreements with our third-party software developers and property licensors typically provide indemnification rights for us with respect to certain matters. However, if a manufacturer brings a claim against us for indemnification, the developers or licensors may not have sufficient resources to, in turn, indemnify us.

Director Indemnity Agreements.   We have entered into indemnification agreements with the members of our Board to provide a contractual right of indemnification to our Directors to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the Directors as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which the Directors are sued as a result of their service as members of our Board.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to Directors in the event of an indemnification request.

Credit Facility.   We have a credit agreement that lasts through November 29, 2006 that provides us a maximum monthly facility amount of $40.0 million for each August, September and October, and a maximum monthly facility amount of $12.0 million for every other month. The credit facility is unsecured and contains customary financial and non-financial covenants that require us to maintain specified operating profits and liquidity and limits our ability to incur additional indebtedness, sell assets, pay cash dividends and enter into certain mergers or acquisitions. As of March 31, 2006, we were in compliance with all the covenants under the credit facility and had outstanding letters of credit of approximately $7.6 million.

Litigation.

World Wrestling Entertainment.

On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), THQ, the THQ/JAKKS joint venture, and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE video game license to the THQ/JAKKS joint venture. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the THQ/JAKKS video game license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff’s RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants’ motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants’ motion seeking to dismiss the RICO claims on the basis of the threshold “enterprise” issue that was briefed (the “March 31 Order”). On April 7, 2006, the Company and the other defendants sought certification to appeal from the portion of the March 31 Order denying the motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for re-argument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court hearing on April 26, 2006, the Court deferred a ruling on the requests for partial judgment and for certification and set briefing schedules with respect to the remaining grounds for defendants’ motion to dismiss the RICO claim, currently the sole remaining basis for federal jurisdiction in this action, that were not the subject of the first round of briefing. The Court also established a briefing schedule for WWE’s motion for re-argument of the dismissal of the Sherman Act claim. The briefing and argument of these motions is scheduled to be completed by September 2006. Discovery in this action remains stayed. On June 2, 2006, we filed a motion to dismiss the RICO claims against THQ and Brian Farrell. THQ believes that neither it, nor Brian Farrell, is primarily accused of any wrongdoing in the complaint or the amended complaint, and believes that either there is no basis for terminating the license with THQ, or that THQ will be made whole by those whose conduct is eventually found to be unlawful. We intend to vigorously protect our rights and, if necessary, pursue appropriate claims against third parties.

On March 30, 2006, WWE’s counsel wrote a letter to our counsel and counsel for JAKKS, alleging breaches by the THQ/JAKKS joint venture of the video game license related to the manner of distribution and payment of royalties to the WWE with respect to sales of the WWE video games in Japan. WWE demanded that the alleged breaches be cured within the time periods provided in the video game license, while reserving all of its rights, including its alleged right of termination of the video game license. On April 28, 2006, our counsel responded on behalf of the THQ/JAKKS joint venture, asserting, among other things, that the WWE had been aware and had consented to the manner of distribution in Japan and the payment of royalties with respect to such sales and, in addition, had separately released the joint venture from any claims with respect to such matter as a result of a settlement of an audit of the THQ/JAKKS joint venture. We have also provided documentation to the WWE’s counsel in support of our position. WWE’s counsel has subsequently responded by letter, reiterating its claims and reservation of all rights, and has requested additional information regarding sales of WWE video games in Japan and certain other Asian countries. We are currently developing our response to WWE’s counsel’s most recent communications. We believe we have several bases for defending any claim of breach of the video game license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories.

Due to the early status of this litigation with WWE we cannot estimate a possible loss, if any. Games we develop based upon our WWE license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2006. The loss of the WWE license would have a negative impact on our future financial results.

Other

Additionally, we are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of this pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

18.  Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our sales and total assets for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Year ended March 31, 2006
Net sales to unaffiliated customers	$489,945	$269,928	$46,687	$806,560
Total assets	776,272	62,664	11,678	850,614
Year ended March 31, 2005
Net sales to unaffiliated customers	$470,619	$245,083	$41,029	$756,731
Total assets	672,284	64,948	10,161	747,393
Year ended March 31, 2004
Net sales to unaffiliated customers	$453,426	$161,857	$25,563	$640,846
Total assets	479,198	41,515	6,438	527,151

Our largest single customer accounted for 19% of our gross sales in fiscal 2006, 14% of our gross sales in fiscal 2005 and 19% of our gross sales in fiscal 2004.

Information about THQ’s net sales by platform for fiscal 2006, 2005 and 2004 is presented below (in thousands):

	Fiscal Year Ended March 31,
Platform	2006	2005	2004
Consoles
Sony PlayStation 2	$296,294	$275,850	$247,603
Microsoft Xbox and Xbox 360	102,660	80,623	71,132
Nintendo GameCube	59,255	73,157	61,356
	458,209	429,630	380,091
Handheld
Nintendo Game Boy Advance	171,477	204,348	162,109
Nintendo Dual Screen	32,855	3,110	—
Sony PlayStation Portable	29,406	—	—
Wireless	36,112	24,613	6,860
	269,850	232,071	168,969
PC	77,615	86,667	74,934
Other	886	8,363	16,852
Total Net Sales	$806,560	$756,731	$640,846

19.  Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2006

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	Fiscal Year Ended
Net sales	$157,967	$142,692	$357,848	$148,053	$806,560
Expenses and other	163,623	144,747	292,159	163,799	764,328
Income (loss) before income taxes and minority interest	(5,656)	(2,055)	65,689	(15,746)	42,232
Income taxes	(1,753)	(637)	18,044	(7,754)	7,900
Income (loss) before minority interest	(3,903)	(1,418)	47,645	(7,992)	34,332
Minority interest	(57)	3	(62)	53	(63)
Net income (loss)	$(3,960)	$(1,415)	$47,583	$(7,939)	$34,269
Net income (loss) per share
Basic	$(0.06)	$(0.02)	$0.76	$(0.12)	$0.55
Diluted	$(0.06)	$(0.02)	$0.72	$(0.12)	$0.52

Twelve Months Ended March 31, 2005

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	Fiscal Year Ended
Net sales	$88,194	$96,295	$400,315	$171,927	$756,731
Expenses and other	94,242	106,328	319,249	158,657	678,476
Income (loss) before income taxes and minority interest	(6,048)	(10,033)	81,066	13,270	78,255
Income taxes	(2,147)	(3,774)	18,057	3,068	15,204
Income (loss) before minority interest	(3,901)	(6,259)	63,009	10,202	63,051
Minority interest	—	(95)	(74)	(92)	(261)
Net income (loss)	$(3,901)	$(6,354)	$62,935	$10,110	$62,790
Net income (loss) per share
Basic	$(0.07)	$(0.11)	$1.08	$0.17	$1.07
Diluted	$(0.07)	$(0.11)	$1.05	$0.16	$1.04

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

(c)   Changes in internal control over financial reporting. In the fourth quarter of fiscal 2006, we implemented certain components of a new system for project management and project costing (the “Project Management System”) that enhance our ability to track and allocate the overall costs related to the development of our video games. This change materially affected our internal control over financial reporting. The Project Management System is a process improvement initiative intended to strengthen the overall design and operating effectiveness of our financial reporting controls and is not in response to an identified internal control deficiency. Other than the Project Management System implementation, there were were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have continued to implement additional components of the Project Management System that are reasonably likely to have a material affect on our internal control over financial reporting in the first quarter of fiscal 2007.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of March 31, 2006.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ BRIAN J. FARRELL	/s/ EDWARD K. ZINSER
Brian J. Farrell Chairman of the Board, President and Chief Executive Officer June 7, 2006	Edward K. Zinser Executive Vice President, Chief Financial Officer and Chief Accounting Officer June 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,
Agoura Hills, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that THQ Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of March 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our report dated June 6, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Los Angeles, California

June 6, 2006

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the “Proxy Statement”):

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

Item 11.                 Executive Compensation

The information required under this Item relating to executive compensation will be included in the Proxy Statement under the heading “Executive Officers and Executive Compensation,” and is incorporated herein by reference.

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

Item 13.                 Certain Relationships and Related Transactions

There were no reportable business relationships, transactions with management, or indebtedness of management during the fiscal year ended March 31, 2006.

Item 14.                 Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant is incorporated by reference to the Proxy Statement under the caption “Proposal Number 4—Ratification of Independent Registered Public Accounting Firm.”

PART IV

Item 15.                 Exhibits and Consolidated Financial Statement Schedules

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

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on June 22, 2000).
3.5

Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the “August 2001 8-A”)).

3.6

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.1

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s August 2001 8-A).

4.2

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813)).

10.1 #

Stock Option Agreement, dated as of August 28, 1996, between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.2 #

Stock Option Agreement dated as of December 23, 1998, between the Company and each of Messrs. Lawrence Burstein and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.3 #

Amended and Restated Employment Agreement, dated as of January 1, 2001 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.4 #	Ed Zinser Offer Letter dated March 24, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “June 2004 10-Q”)).
10.5 #

Kelly Flock Offer Letter dated August 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 2005 10-Q”)).

10.6 #

Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the “December 2004 10-Q”)).

10.7 #

Indemnification Agreement, dated as of March 28, 2006 between the Company and Jeffrey W. Griffiths (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant’s December 2004 10-Q).

10.8 #	THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2005 10-Q).
10.9 #	Third Amended and Restated Nonexecutive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant’s Proxy Statement on Schedule 14A filed July 3, 2003).
10.10 #	THQ Inc. Performance Accelerated Restricted Stock Unit Deferred Compensation Plan, effective as of August 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s September 2005 10-Q).
10.11 #	Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.12 #

Form of Severance Agreement for Senior Officers, effective January 27, 2005 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “March 2005 10-K”)).

10.13 #	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2004).

10.14

Amended and Restated Revolving Credit Agreement, dated as of September 27, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”)).

10.15

First Amendment to the Amended and Restated Revolving Credit Agreement, dated November 21, 2002 by and between the Company and Union Bank (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.16

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

10.17

Third Amendment to the Amended and Restated Revolving Credit Agreement, dated September 26, 2003 by and between the Company and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”)).

10.18

Fourth Amendment - Extension letter dated August 25, 2004, relating to the Credit Agreement between the Company and Union Bank of California (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2004).

10.19 +

Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of November 29, 2004 by and between the Company, Union Bank of California, N.A., a sole lender, and Union Bank of California, N.A., as administrative agent for the Lender (incorporated by reference to Exhibit 10.3 to the Registrant’s December 2004 10-Q).

10.20 +

PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Registrant’s September 2002 10-Q).

10.21 +

Licensed Publisher Agreement, dated as of August 28, 2002 by and between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.9 to the Registrant’s September 2002 10-Q).

10.22

PlayStation® 2 Licensed Publisher Agreement, dated as of May 21, 2003 between Sony Computer Entertainment Korea Inc. and THQ Korea Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 10-Q”)).

10.23

PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s September 2003 10-Q).

10.24 +

PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s December 2004 10-Q).

10.25 +

Xbox 360 Publisher License Agreement, dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.26 +

Microsoft Corporation Xbox™ Publisher License Agreement, dated as of March 20, 2001 between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.8 to the Registrant’s September 2002 10-Q).

10.27

Amendment to the Xbox™ Publisher Licensing Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated as of January 31, 2003 between Microsoft Licensing, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s June 200310-Q).

10.28

Term Extension to Xbox™ Publisher License Agreement, dated October 13, 2004 between the Company and Microsoft Licensing, GP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 18, 2004).

10.29

Amendment to the Xbox™ Publisher Licensing Agreement (Platinum Hits Family Programs), dated as of March 15, 2004 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

10.30 +

Amendment to Xbox™ Publisher License Agreement, effective as of March 1, 2005 and dated March 9, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.27 to the Registrant’s March 2005 10-K).

10.31 +

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Registrant’s September 2002 10-Q).

10.32

First Amendment to the Confidential License Agreement for Game Boy Advance, dated as of July 18, 2004 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.33 +

Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of April 5, 2002 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Registrant’s September 2002 10-Q).

10.34 +

First Amendment to Confidential License Agreement for Nintendo GameCube, dated as of April 5, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.35 +

Confidential License Agreement for Nintendo GameCube (Asia), dated as of November 17, 2003 between Nintendo Co., Ltd. and THQ Asia Pacific Pty Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s June 2004 10-Q).

10.36 +

Confidential License Agreement for the Nintendo DS handheld platform, dated as of January 25, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Registrant’s March 2005 10-K).

10.37

Lease agreement dated December 22, 2004 between the Company, as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Registrant’s December 2004 10-Q).

14*	Code of Ethics for Executive Officers and Other Senior Financial Officers, as adopted May 27, 2004

21*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Filed herewith

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

Dated: June 7, 2006	THQ INC.
	By:	/s/ BRIAN J. FARRELL
Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN J. FARRELL	Director, Chairman of the Board, President and Chief	June 7, 2006
Brian J. Farrell	Executive Officer (Principal Executive Officer)
/s/ EDWARD ZINSER	Executive Vice President, Chief Financial Officer and	June 7, 2006
Edward Zinser	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ LAWRENCE BURSTEIN	Director	June 7, 2006
Lawrence Burstein
/s/ HENRY DENERO	Director	June 7, 2006
Henry DeNero
/s/ BRIAN DOUGHERTY	Director	June 7, 2006
Brian Dougherty
/s/ JEFFREY W. GRIFFITHS	Director	June 7, 2006
Jeffrey W. Griffiths
/s/ JAMES L. WHIMS	Director	June 7, 2006
James L. Whims