Form 10-Q
period 2006-06-30
THQ INC
filed 2006-08-10
CIK 865570

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 4, 2006, there were 64,318,963 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I — Financial Information

Item 1.  Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,658	$91,517
Short-term investments	205,650	280,120
Cash, cash equivalents and short-term investments	303,308	371,637
Accounts receivable, net of allowances	84,983	78,876
Inventory	38,355	28,620
Licenses	23,452	20,849
Software development	112,747	91,843
Income taxes receivable	14,186	6,832
Prepaid expenses and other current assets	19,029	12,420
Total current assets	596,060	611,077
Property and equipment, net	37,558	37,485
Licenses, net of current portion	56,462	60,623
Software development, net of current portion	20,683	17,236
Income taxes receivable, net of current portion	10,273	10,273
Goodwill	93,680	90,872
Other long-term assets, net	26,550	23,048
TOTAL ASSETS	$841,266	$850,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,033	$34,871
Accrued and other current liabilities	105,260	109,421
Deferred income taxes	1,973	3,578
Total current liabilities	145,266	147,870
Other long-term liabilities	60,980	60,323
Deferred income taxes, net of current portion	10,272	10,272
Commitments and contingencies	—	—
Minority interest	1,305	1,340
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 64,182,951 and 64,140,977 shares issued and outstanding as of June 30, 2006 and March 31, 2006, respectively	642	642
Additional paid-in capital	401,820	397,693
Accumulated other comprehensive income	10,975	10,367
Retained earnings	210,006	222,107
Total stockholders’ equity	623,443	630,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$841,266	$850,614

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,
	2006	2005
	(Unaudited)
Net sales	$138,829	$157,967
Cost and expenses:
Cost of sales	48,991	55,526
License amortization and royalties	16,313	13,724
Software development amortization	25,291	23,345
Product development	26,236	21,120
Selling and marketing	26,711	35,959
Payment to venture partner	709	1,912
General and administrative	15,526	14,185
Total costs and expenses	159,777	165,771
Loss from operations	(20,948)	(7,804)
Interest and other income, net	2,740	2,148
Loss before income taxes and minority interest	(18,208)	(5,656)
Income taxes	(6,009)	(1,753)
Loss before minority interest	(12,199)	(3,903)
Minority interest	98	(57)
Net loss	$(12,101)	$(3,960)
Net loss per share — basic	$(0.19)	$(0.06)
Net loss per share — diluted	$(0.19)	$(0.06)
Shares used in per share calculation — basic	64,317	60,929
Shares used in per share calculation — diluted	64,317	60,929

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(12,101)	$(3,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest and other	93	57
Depreciation and amortization	3,591	3,268
Amortization of licenses and software development	27,179	23,400
Loss on disposal of property and equipment	491	9
Equity-based compensation	3,007	326
Tax benefit related to equity-based awards	1,747	1,925
Excess tax benefit related to equity-based awards	(925)	—
Deferred income taxes	19	1,090
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,566)	(13,884)
Inventory	(9,356)	(3,582)
Licenses	(831)	(2,871)
Software development	(44,788)	(28,499)
Prepaid expenses and other current assets	(6,386)	4,174
Accounts payable	2,422	5,297
Accrued and other liabilities	(7,924)	763
Income taxes	(7,024)	(5,857)
Net cash used in operating activities	(55,352)	(18,344)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	189,680	79,900
Purchase of short-term investments	(115,210)	(84,456)
Other long-term assets	(6,308)	(459)
Acquisitions, net of cash acquired	(1,400)	(2,000)
Purchases of property and equipment	(3,253)	(6,871)
Net cash provided by (used in) investing activities	63,509	(13,886)

FINANCING ACTIVITIES:
Stock repurchase	(10,061)	—
Proceeds from exercise of stock options	8,784	9,353
Excess tax benefit related to equity-based awards	925	—
Net cash provided by (used in) financing activities	(352)	9,353
Effect of exchange rate changes on cash	(1,664)	35
Net increase (decrease) in cash and cash equivalents	6,141	(22,842)
Cash and cash equivalents — beginning of period	91,517	98,175
Cash and cash equivalents — end of period	$97,658	$75,333

Non-cash investing activities:
Additional consideration accrued for ValuSoft acquisition	$1,800	$2,800

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. (together with its subsidiaries, “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and consolidated cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  Examples include price protection, returns and doubtful accounts.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Reclassifications.

Certain reclassifications have been made to the prior periods consolidated financial statements to conform to current period consolidated financial statements.

In the fourth quarter of fiscal 2006, we reclassified warehousing expenses from selling and marketing to cost of sales.  Classification of these expenses as a component of cost of sales is a practice that is consistent with others within our industry.  The reclassified warehousing expenses for the three months ended June 30, 2005 were $1.2 million.

In the first quarter of fiscal 2007, we reclassified certain depreciation and amortization expenses from general and administrative expenses to selling and marketing expenses and to product development expenses.  Depreciation and amortization expenses are now classified in our consolidated statement of operations based upon the assets’ underlying function.  The reclassified depreciation and amortization expenses for the three months ended June 30, 2005 was $0.2 million to selling and marketing expenses and $2.1 million to product development expenses.

Fiscal Year and Fiscal Quarter.

Effective April 1, 2006, our fiscal year will be reported on a 52/53-week period.  Beginning with the current fiscal year ending March 31, 2007, we will end our fiscal year on the Saturday nearest March 31.  The results of operations for the three months ended June 30, 2006 and 2005 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2006	13 weeks	July 1, 2006
Three months ended June 30, 2005	13 weeks	June 30, 2005

For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

2.   Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

(In thousands)	June 30, 2006	March 31, 2006
Cash and cash equivalents	$97,658	$91,517
Short-term investments:
Available-for-sale securities:
Corporate notes and bonds	19,000	19,000
Municipal securities	186,650	261,120
Total short-term investments	205,650	280,120
Cash, cash equivalents and short-term investments	$303,308	$371,637

We had $205.7 million and $280.1 million of investments in auction rate securities as of June 30, 2006 and March 31, 2006, respectively.

During the three months ended June 30, 2006 and June 30, 2005 there were no realized gains or (losses) from sales of available-for-sale securities and there were no unrealized gains or (losses) from available-for-sale securities except for Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 7 — Other Long-Term Assets”).

In the fourth quarter of fiscal 2006 we changed the presentation of our proceeds from sales and maturities of short-term investments and purchases of short-term investments in our consolidated statements of cash flows.  The statements of cash flows presented in these financial statements present the gross amount of these transactions during each of the three months ended June 30, 2006, and 2005.  The previously reported statement of cash flows for the three months ended June 30, 2005 presented these activities at a net transactional level.  As a result, the amounts reported in these financial statements for our proceeds from sales and maturities of short-term investments and purchases of short-term investments are higher than previously reported.  The change in presentation does not impact the net proceeds from sales and maturities of short-term investments and purchases of short-term investments, our cash flow from investing activities or our overall change in cash and cash equivalents.

Financial Instruments.  As of June 30, 2006 and March 31, 2006, we had foreign exchange forward contracts in the notional amount of $70.4 million and $60.3 million, respectively.  The net loss recognized from foreign currency contracts during the three months ended June 30, 2006 was $1.9 million and the net gain recognized from foreign currency contracts during the three months ended June 30, 2005 was $1.2 million, both of which are included in interest and other income and expense in our consolidated statements of operations.

3.   Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor.  When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) when payable rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated sales after one year.

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

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter.  As of June 30, 2006, the net carrying value of our licenses was $79.9 million.  If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

4.   Software Development

We utilize both internal development teams and third-party software developers to develop our software.  We account for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“FAS 86”).  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  For products where proven game engine technology exists, this may occur early in the development cycle.  We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams.  We evaluate technological feasibility on a product-by-product basis.  Amounts related to software development for which technological feasibility is not yet met are charged as incurred to product development expense in our consolidated statements of operations.

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis.  The amount by which any unamortized software development costs exceed their net realizable value is charged to software development amortization.  The net realizable value is the estimated future net revenues from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and advertising.

Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current gross revenues to total projected gross revenues.  If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to software development amortization may be larger than anticipated in any given quarter.  As of June 30, 2006, the net carrying value of our software development was $133.4 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products.  Any additional compensation earned beyond the milestone payments is expensed to software development amortization as earned.

5.   Goodwill

In accordance with our accounting policy, we performed an annual review of goodwill for impairment during the quarter ended June 30, 2006, and found no impairment.  We will perform a similar review in future quarters ended June 30, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed success of our products and product release schedules, and estimated costs as well as appropriate discount rates.  These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.

The changes in the carrying amount of goodwill for the three months ended June 30, 2006 are as follows (in thousands):

Balance at March 31, 2006	$90,872
Additional consideration accrued for ValuSoft acquisition	1,800
Effect of foreign currency translation	1,008
Balance at June 30, 2006	$93,680

6.   Other Intangible Assets

Other intangible assets are included in other long-term assets, net, and are as follows (in thousands):

	June 30, 2006				March 31, 2006
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-3 years	$3,181	$(2,432)	$749	$3,055	$(2,085)	$970

Trade secrets	5 years	1,800	(1,620)	180	1,800	(1,530)	270

Customer list	4-5 years	1,474	(655)	819	1,414	(550)	864

Trade names	3-10 years	3,289	(906)	2,383	3,196	(739)	2,457

Non-compete / Employment contracts	3-7 years	1,069	(726)	343	1,055	(656)	399
Total		$10,813	$(6,339)	$4,474	$10,520	$(5,560)	$4,960

Amortization of other intangible assets was $638,000 and $651,000 for the three months ended June 30, 2006 and 2005, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years, and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of June 30, 2006, future amortization of other finite-lived intangible assets was estimated as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2007	$1,545
2008	1,007
2009	584
2010	242
2011	242
Thereafter	854
$4,474

7.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s.  For the three months ended June 30, 2006, the unrealized holding loss related to our investment in Yuke’s was $2.3 million.  For the three months ended June 30, 2005, the unrealized holding gain related to our investment in Yuke’s was $2.8 million.

Other long-term assets as of June 30, 2006 and March 31, 2006 are as follows (in thousands):

	June 30, 2006	March 31, 2006
Investment in Yuke’s	$6,945	$9,217
Other intangible assets (see Note 6)	4,474	4,960
Other	15,131	8,871
Total other long-term assets	$26,550	$23,048

8.   Balance Sheet Details

Inventory.  Inventory at June 30, 2006 and March 31, 2006 consists of the following (in thousands):

	June 30,	March 31,
	2006	2006
Components	$5,447	$1,530
Finished goods	32,908	27,090
Inventory	$38,355	$28,620

Property and Equipment, net.  Property and equipment at June 30, 2006 and March 31, 2006 consists of the following (in thousands):

	Useful	June 30,	March 31,
	Lives	2006	2006
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	46,326	44,776
Furniture, fixtures and equipment	5 yrs	7,880	7,324
Leasehold improvements	3-6 yrs	8,383	7,847
Automobiles	2-5 yrs	133	128
		63,842	61,195
Less: accumulated depreciation		(26,284)	(23,710)
		$37,558	$37,485

Depreciation expense associated with property and equipment amounted to $3.0 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at June 30, 2006 and March 31, 2006 consist of the following (in thousands):

	June 30,	March 31,
	2006	2006
Accrued liabilities	$37,606	$34,194
Accrued compensation	22,507	21,864
Accrued payment to venture partner	691	1,419
Accrued royalties	44,456	51,944
Accrued and other current liabilities	$105,260	$109,421

Other Long-Term Liabilities.  Other long-term liabilities at June 30, 2006 and March 31, 2006 consist of the following (in thousands):

	June 30,	March 31,
	2006	2006
Accrued royalties	$58,000	$58,025
Accrued liabilities	2,980	2,298
Other long-term liabilities	$60,980	$60,323

9.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Total
Remainder of 2007	$85,209	$17,809	$9,785	$3,220	$116,023
2008	45,392	14,616	12,511	—	72,519
2009	39,613	14,268	11,992	—	65,873
2010	37,000	13,028	11,597	—	61,625
2011	22,000	7,332	10,965	—	40,297
Thereafter	—	—	32,084	—	32,084
	$229,214	$67,053	$88,934	$3,220	$388,421

(1)          Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2006 are approximately $229.2 million.

License/software development commitments in the table above include $70.1 million of commitments to licensors that are included in our consolidated balance sheet as of June 30, 2006 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)  Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)  Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

 (4)  Letters of Credit.  As of June 30, 2006, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $3.2 million and no borrowings.

Operating Agreement with JAKKS Pacific, Inc.  Under our operating agreement with JAKKS Pacific, Inc. (“JAKKS”), the preferred payment to be paid to JAKKS related to our sales of WWE-licensed products (the “Preferred Return”) for the period from July 1, 2006 through December 31, 2009 (the “Second Distribution Period”) is subject to renegotiation between the parties.  In the event the parties are not able to agree upon the Preferred Return for the Second Distribution Period, the operating agreement provides for the matter to be submitted to binding arbitration.  The parties are currently in negotiations regarding the Preferred Return to JAKKS for the Second Distribution Period, but have not yet reached agreement.  We are currently in the process of scheduling arbitration to resolve this matter.

SEC Informal Inquiry.  On August 4, 2006, we received a letter of informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present.  We intend to cooperate fully with all matters related to this request.  Our audit committee, which is comprised of independent directors of the board, intends to retain independent counsel to continue our internal review and oversee our response to the Securities and Exchange Commission.

With respect to other future potential expenditures, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, under “Note 17 — Commitments and Contingencies,” as of the date hereof.

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation, other than potentially the litigation previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, under “Note 17 — Commitments and Contingencies,” will have a material adverse effect on our consolidated financial condition or results of operations.

10.   Equity-based Compensation

Prior to July 20, 2006, we utilized two stock option plans:  the THQ Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) and the THQ Inc. Third Amended and Restated Nonexecutive Employee Stock Option Plan (the “NEEP Plan”). The 1997 Plan provided for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors, and the NEEP plan provided for the issuance of up to 2,142,000 shares available for nonexecutive employees of THQ of which no more than 20% was available for awards to our nonexecutive officers and no more than 15% was available for awards to the nonexecutive officers or general managers of our subsidiaries or divisions.  As of June 30, 2006, we had 1,376,472 shares under the 1997 Plan available for grant and 245,031 shares under the NEEP Plan available for grant.  The 1997 Plan and the NEEP Plan were cancelled on July 20, 2006, the same day THQ’s stockholders approved the THQ Inc. 2006 Long-Term Incentive Plan (“LTIP”).

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, Performance Accelerated Restricted Stock (“PARS”) and Performance Accelerated Restricted Stock Units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), Stock Appreciation Rights (SARs), Restricted Stock Awards, Other Stock Unit Awards, and Performance Awards (in the form of Performance Shares or Performance Units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under the 1997 Plan and the NEEP Plan become exercisable over three years and expire on the fifth anniversary of the grant date.  PARS and PARSUs that have been granted to our officers under the 1997 Plan vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year.  To date, no vesting of PARS or PARSUs has been accelerated.  PARSUs granted to our non-employee directors vest one year after their grant date.  The fair value of our nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date.  The fair value of PARS and PARSUs granted is amortized over the period(s) in which the related services are rendered.

Any references we make to unspecified “equity-based compensation” and “equity-based awards” are intended to represent the collective group of all our awards:  stock options, PARS and PARSUs.  Any references we make to “nonvested shares” are intended to represent our PARS and PARSU awards.

Prior to April 1, 2006, we accounted for our equity-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (“FAS 123”).  Generally no expense related to stock options was recognized in the statement of operations for the years ended March 31, 2006 and prior, as those stock options had exercise prices that were equal to the market value of the underlying common stock on the date of grant.  Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“FAS 123R”) using the modified prospective transition method.  Under that transition method, results for prior periods have not been restated.

The compensation expense related to equity-based compensation was $3.1 million and $326,000 for the three months ended June 30, 2006 and 2005, respectively.  The total income tax benefit recognized in the statement of operations for equity-based compensation was $1.5 million and $125,000 for the three months ended June 30, 2006 and 2005, respectively.  Equity-based compensation cost capitalized during the three months ended June 30, 2006 and 2005, was $650,000 and zero, respectively, and is included in software development in the consolidated balance sheet.

For the three months ended June 30, 2006, equity-based compensation expense recognized in the statement of operations was as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Product development	$795	$36
Selling and marketing	393	23
General and administrative	1,908	267
Total equity-based compensation	$3,096	$326

FAS 123R requires that equity-based compensation expense be based on awards that are ultimately expected to vest and accordingly, equity-based compensation recognized in the three months ended June 30, 2006, has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from our equity-based awards as operating cash flows in the statement of cash flows.  FAS 123R requires the cash flows resulting from the tax benefits arising out of tax deductions in excess of the compensation recognized for the equity-based awards (“excess tax benefits”) to be classified as financing cash flows.  Prior to our adoption of FAS 123R on April 1, 2006, the $925,000 excess tax benefit classified as a financing cash inflow in the three months ended June 30, 2006 would have been classified as an operating cash inflow.

The fair value of each stock option granted during the three months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield in effect at the time of grant.

Three Months Ended June 30, 2006

Dividend yield	0%
Anticipated volatility	36%
Weighted-average risk-free interest rate	4.9%
Expected lives	3.5 years

A summary of our stock option activity as of June 30, 2006, and changes during the three months then ended is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at April 1, 2006	9,075	$16.00
Granted	891	25.40
Exercised	(579)	14.95
Forfeited/expired/cancelled	(362)	17.59
Outstanding at June 30, 2006	9,025	$16.93	3.1	$47,202
Exercisable at June 30, 2006	3,711	$14.51	2.0	$26,471

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at June 30, 2006.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at June 30, 2006.  The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $8.38 and $8.58, respectively.  The total intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $5.4 million and $5.6 million, respectively.

A summary of the status of our nonvested shares as of June 30, 2006 and changes during the three months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
Nonvested shares at April 1, 2006	259	$19.63
Granted	128	25.96
Vested	—	—
Forefeited/cancelled	(33)	20.44
Nonvested shares at June 30, 2006	354	$21.84

The weighted-average grant-date fair value of nonvested shares granted in the three months ended June 30, 2006 and 2005 was $25.96 and $18.57, respectively.

The fair value of our equity-based awards that vested in the three months ended June 30, 2006 and 2005 is $5.6 million and $3.8 million, respectively.

The unrecognized compensation cost, that we expect to vest, related to our nonvested equity-based awards at June 30, 2006, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at June 30, 2006	Weighted- Average Period (in years)
Stock options	$22,407	2.0
Nonvested shares	5,122	4.3
	$27,529

Cash received from exercises of stock options for the three months ended June 30, 2006 and 2005 was $8.8 million and $9.4 million, respectively.  The actual tax benefit realized for the tax deductions from all equity-based awards totaled $1.7 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively.

Proforma information for periods prior to the adoption of FAS 123R

Prior to the adoption of FAS 123R, we accounted for our equity-based compensation to employees using the intrinsic value method in accordance with APB 25 and the disclosure-only provisions of FAS 123.  Employee equity-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the three months ended June 30, 2005.  Forfeitures of our equity-based awards were reflected in our disclosures as they occurred.  Previously reported amounts have not been restated.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants made under our stock option plans during the three months ended June 30, 2005:

Three Months Ended June 30, 2005
Dividend yield	0%
Anticipated volatility	55%
Weighted-average risk-free interest rate	3.73%
Expected lives	4 years

The following table shows what our net loss and loss per share would have been for the three months ended June 30, 2005, had compensation cost for our equity-based compensation been measured based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123 (in thousands, except per share amounts):

Three Months Ended June 30, 2005
Net loss — as reported	$(3,960)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	225
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,936)
Net loss — pro forma	$(6,671)
Loss per share:
Basic — as reported	$(0.06)
Basic — pro forma	$(0.11)
Diluted — as reported	$(0.06)
Diluted — pro forma	$(0.11)

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

On September 10, 2002, November 21, 2002, and February 5, 2004, we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions with a total authorized repurchase amount of $75.0 million.  At March 31, 2006 there was $22.1 million available for future repurchases.  During the three months ended June 30, 2006, we repurchased $10.1 million of our common stock.  As of June 30, 2006, we have repurchased 3,949,000 shares of our common stock for approximately $63.0 million, leaving $12.0 million available for future repurchases.  There is no expiration date for the authorized repurchases.

12.   Net Loss Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2006	2005
Net loss used to compute basic and diluted earnings per share	$(12,101)	$(3,960)
Weighted-average number of shares outstanding — basic	64,317	60,929
Dilutive effect of stock options and warrants	—	—
Number of shares used to compute loss per share — diluted	64,317	60,929

13.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30,
	2006	2005
Net loss	$(12,101)	$(3,960)
Other comprehensive loss:
Foreign currency translation adjustment	2,027	(1,363)
Unrealized gain (loss) on investments, net of tax of $853 and $861, respectively	(1,419)	1,913
Other comprehensive loss	608	550
Comprehensive loss	$(11,493)	$(3,410)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

14.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our sales and total assets for the three months ended June 30, 2006 and 2005 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2006
Net sales to unaffiliated customers	$82,846	$46,853	$9,130	$138,829
Total assets	750,771	76,331	14,164	841,266

Three months ended June 30, 2005
Net sales to unaffiliated customers	$86,236	$62,144	$9,587	$157,967
Total assets	674,501	76,315	12,689	763,505

Information about THQ’s net sales by platform for the three months ended June 30, 2006 and 2005 is presented below (in thousands):

	Three Months Ended June 30,
Platform	2006	2005
Consoles
Sony PlayStation 2	$35,640	$60,314
Microsoft Xbox	8,067	43,036
Microsoft Xbox 360	11,949	—
Nintendo GameCube	11,699	3,355
	67,355	106,705
Handheld
Nintendo Game Boy Advance	20,535	26,664
Nintendo Dual Screen	12,747	63
Sony PlayStation Portable	11,031	—
Wireless	7,635	10,261
	51,948	36,988

PC	19,170	14,107
Other	356	167
Total Net Sales	$138,829	$157,967

15.   Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), an amendment of SFAS No. 133 and SFAS No. 140, allowing companies to elect fair value measurement for instruments in their entirety in cases otherwise requiring a derivative to be bifurcated.  FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which will be our fiscal year 2008.  We do not expect the adoption of this statement to have material impact on our results of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), an amendment of SFAS No. 140, amending various accounting guidance for servicing assets and liabilities.  FAS 156 is effective for fiscal years beginning after September 15, 2006, which will be our fiscal year 2008.  We do not anticipate a significant impact on our results of operations, financial position or cash flows from the adoption of this statement.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008.  We are evaluating the impact, if any, this statement will have on our results of operations, financial position or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see “Item 1A. Risk Factors.”

Overview

The following is a discussion of our operating results and the primary trends that affect our business.  Management believes that an understanding of these trends is important to understand our results for the quarter ended June 30, 2006, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes.  The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

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

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, and Cars; World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Barnyard and Nicktoons; Bratz™; Moto GP; Warhammer® 40,000; and Scooby-Doo!™; as well as others.  We also have licenses to create wireless products based on Star Wars and major sports leagues.  In addition to licensed properties, we also publish games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans! ® Juiced™, MX and Saints Row™.

(1)             Nintendo®, Dual Screen, Game Boy® Advance, GameCube® and Wii are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  “PSP” is a trademark and "PlayStation" and the "PS" Family logo are registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft, Xbox®,  Xbox 360™ and the Xbox logos are either registered trademarks or trademarks of Microsoft Corporation (“Microsoft”) in the U.S. and/or in other countries and are used under license from Microsoft.  Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

There have been no material changes made to our platform licenses since our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, however, since the opening of our sales office in Japan in the fourth quarter of fiscal 2006, we have entered into platform licenses that allow us to publish and distribute titles in Japan on PlayStation 2, PlayStation Portable, GameCube, Game Boy Advance and DS.

We develop our games using both internal and external resources.  At June 30, 2006 we had 14 internal development studios located in the United States, Australia, the U.K. and Canada.   We also contract with third-party developers around the world to develop our products for us.

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

Overview of Financial Results

Our net loss for the three months ended June 30, 2006 was $12.1 million, or $0.19 per diluted share, compared to a net loss of $4.0 million, or $0.06 per diluted share, for the three months ended June 30, 2005.  Our net loss for the three months ended June 30, 2006 includes $3.1 million ($1.6 million after tax), or $0.03 per diluted share of equity-based compensation as a result of our adoption of FAS 123R on April 1, 2006.

Our profitability is dependent upon revenues from the sales of our video game software.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended June 30, 2006 decreased 12% from the same period last fiscal year, to $138.8 million from $158.0 million.  The decrease in net sales for the three months ended June 30, 2006 was primarily due to a decrease in our European net sales as we released our mass-market title, Cars, in North America and only a few European territories during the quarter, as compared to the worldwide release of core-gamer titles Juiced and Destroy All Humans! in the three months ended June 30, 2005.  In addition to the limited international release of Cars in the three months ended June 30, 2006, as a mass-market title, Cars had a lower average selling price per unit as compared to the release of core-gamer titles Juiced and Destroy All Humans! in the same period last fiscal year.

Costs and expenses decreased by 4% in the three months ended June 30, 2006, to $159.8 million from $165.8 million in the three months ended June 30, 2005.  The decrease in costs and expenses in the three months ended June 30, 2006 was primarily due to higher selling and marketing in the prior year quarter as a result of promotional efforts supporting the launch of two owned original titles released in that quarter:  Juiced and Destroy All Humans!.

Cash used in operations was $55.4 million during the three months ended June 30, 2006, as compared to cash used in operations of $18.3 million in the three months ended June 30, 2005.  The increase in cash used was primarily the result of the larger net loss, increases in software development spending and increases in product purchases.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Fiscal 2007 Outlook

We expect net sales in fiscal 2007 to increase 12% to 18% as compared to fiscal 2006, resulting in expected net sales of $900 to $950 million.  We intend to achieve our net sales projections with a balanced portfolio anchored by our three biggest licensed franchises: Disney•Pixar, WWE and Nickelodeon.  In addition to these proven brands, we are releasing new internally developed owned and original properties: Saints Row on Xbox 360 and Company of Heroes on PC, as well as the original property, Supreme Commander, on PC.  We released Cars on seven platforms in the first quarter of fiscal 2007 and plan to release it on next-generation consoles, Wii and Xbox 360, during our holiday quarter.  Additionally, we expect to release WWE® Smackdown® vs. Raw® 2007 on Xbox 360, in addition to Playstation 2 and the PSP System this fiscal year.  Our Nickelodeon line-up is expected to include SpongeBob SquarePants, Avatar, Danny Phantom, Nicktoons and the Barnyard Movie.  We expect our SKU count and title count to remain flat in fiscal 2007 compared to fiscal 2006.  A SKU is a version of a title designed for play on a particular platform.  Our catalog sales are expected to be approximately 22% of our product mix, down from 34% in fiscal 2006.

The following discussion of fiscal 2007 expected results excludes equity-based compensation, such as the impact of expensing stock options under FAS 123R, which we adopted in our first quarter of fiscal 2007.  We expect cost of sales to decline slightly as a percentage of net sales in fiscal 2007 compared to fiscal 2006.  License amortization and royalties expense, as a percentage of net sales, is expected to decline in fiscal 2007 as we have more original properties in our product mix.  Software development amortization, as a percentage of net sales, is expected to increase in fiscal 2007 as compared to fiscal 2006, primarily due to the higher development costs for games on next-generation platforms.  Product development expense is expected to decrease in absolute dollars in fiscal 2007 as many next-generation titles have reached technological feasibility.  General and administrative costs are expected to remain constant in absolute dollars and decline as a percentage of net sales.  We expect operating margins to improve from approximately 4% in fiscal 2006 to 8-9% in fiscal 2007.  The effective tax rate in fiscal 2007 is expected to be 30% and is subject to change based on changes in geographical profits and other factors.  Based on an expected fully-diluted share count of 68 million, we expect earnings per share of $0.90 to $1.00 in fiscal 2007.  For fiscal 2007, we expect the impact of equity-based compensation to be approximately $0.16 per fully diluted share.

Our Strategy

In order to increase market share we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms.  We intend to increase our profitability by executing on the following strategies:  increase sales and profits from our leading portfolio of mass-market franchises, grow our core gamer market share, increase internal development capabilities, create and acquire owned intellectual property, expand our international business, grow our wireless interactive market share and pursue emerging revenue opportunities.  Additional information on our strategy and prospective business trends is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

During the three months ended June 30, 2006, we released our new mass-market title, Cars, on seven different platforms and we released MotoGP 06 on Xbox 360 and the high-end PC game, Titan Quest™.  In the remainder of fiscal 2007, we expect to continue to generate sales from games released in the three months ended June 30, 2006, as we release Cars in additional international territories and on next-generation platforms.  In addition, we expect to release Saints Row on Xbox 360 and WWE Smackdown vs. Raw 2007 on Xbox 360 in addition to Playstation 2 and the PSP System this fiscal year.  We also expect to release titles based on Nickelodeon brands on multiple platforms, including Nintendo Wii, and core-gamer titles such as Company of Heroes and Supreme Commander.

We continue to increase our internal development capabilities and acquire and create intellectual property.  At June 30, 2006 we had 14 studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers.  Our worldwide product development operations include approximately 1,300 people across our internal Studio System.  During the quarter ended June 30, 2006 we acquired the Stuntman® franchise and in July 2006 we acquired its developer, Paradigm Entertainment studio located in Texas.  We plan to bring the Stuntman franchise to next-generation platforms in fiscal 2008.  We expect to continue to expand our internal development capabilities by selectively acquiring and establishing development studios and through internal growth of our existing studios.  We are dedicating significant internal development resources to developing software for next-generation platforms and we expect to release games throughout the growth of the installed base of those platforms.

In order to expand our international business we continue to focus on releasing content with international appeal (e.g., Disney•Pixar, WWE, Juiced, and MotoGP).  Additionally, we are looking to expand our direct sales force into Italy and Eastern Europe, and we continue to explore opportunities in Asia, especially China.

We are re-aligning our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future and we continue to explore new revenue streams as they emerge (e.g., in-game advertising, downloadable content/micro-transactions, and online casual gaming).

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, under the caption “Critical Accounting Estimates” except for the estimates made in accounting for equity-based compensation under FAS 123R, which we adopted on April 1, 2006.

We adopted FAS 123R in our first quarter of fiscal 2007 and accordingly, we now record equity-based compensation for all of our equity-based awards.  The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for the three months ended June 30, 2006.

Under FAS 123R we estimate the fair value of stock options granted using the Black-Scholes option pricing model.  The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or forfeit are recorded.  The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life.  As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for equity-based compensation.  We adopted 123R under the modified prospective transition method wherein no prior period financial statement information was affected.  All prior period financial statements include equity-based compensation accounted for under APB 25 and the disclosure-only provisions of FAS 123.  The financial statements for the three months ended June 30, 2006, include equity-based compensation accounted for under FAS 123R.  With the adoption of 123R, we did not make any material modifications to outstanding share options prior to the adoption of 123R.  There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123.  There have been no material changes in the quantity or type of awards used in our stock option plans, however, management regularly assesses our equity-based compensation programs and there may be changes in the future.

The following table sets forth the amount of equity-based compensation recognized in the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005
Product development	$795	$36
Selling and marketing	393	23
General and administrative	1,908	267
Total equity-based compensation	$3,096	$326

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005

Our net loss for the three months ended June 30, 2006 was $12.1 million, or $0.19 per diluted share, compared to a net loss of $4.0 million, or $0.06 per diluted share, for the three months ended June 30, 2005.  Our net loss for the three months ended June 30, 2006 includes $3.1 million ($1.6 million after tax), or $0.03 per diluted share of equity-based compensation primarily as a result of our adoption of FAS 123R on April 1, 2006.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2006		2005		(Decrease)	Change
North America	$82,846	59.7%	$86,236	54.6%	$(3,390)	(3.9)%
Europe	46,853	33.7	62,144	39.3	(15,291)	(24.6)
Asia Pacific	9,130	6.6	9,587	6.1	(457)	(4.8)
International	55,983	40.3	71,731	45.4	(15,748)	(22.0)
Consolidated net sales	$138,829	100.0%	$157,967	100.0%	$(19,138)	(12.1)%

Net sales in the three months ended June 30, 2006 were driven by the release of our mass-market title Cars.  Net sales decreased 12% as compared to the same period last fiscal year, from $158.0 million to $138.8 million.  The decrease in net sales for the three months ended June 30, 2006 was primarily due to a decrease in our European net sales as we released our mass-market title, Cars, in North America and only a few European territories during the quarter, as compared to the worldwide release of core-gamer titles Juiced and Destroy All Humans! in the three months ended June 30, 2005.  In addition to the limited international release of Cars in the three months ended June 30, 2006, as a mass-market title, Cars had a lower average selling price per unit as compared to the release of core-gamer titles Juiced and Destroy All Humans! in the same period last fiscal year.

North America

North America net sales in the three months ended June 30, 2006 were driven by the release of Cars.  North America net sales decreased 4% as compared to the same period last fiscal year, from $86.2 million to $82.8 million.  The decrease is primarily due to the release of a WWE title, Wrestlemania® 21, in the prior year quarter whereas in the three months ended June 30, 2006 there were no new WWE titles released.  Partially offsetting the decrease in sales of WWE products in the current quarter are our current quarter releases of Moto GP 06 and Titan Quest.

We expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2007, and to increase slightly from the first three months of fiscal 2007 as a percentage of consolidated net sales.

International

International net sales in the three months ended June 30, 2006 were driven by catalog titles and our limited release of Cars.  International net sales decreased 22% as compared to the same period last fiscal year, from $71.7 million to $56.0 million.  The decrease is primarily due to the limited European release of Cars as compared to the worldwide release of core-gamer titles Juiced and Destroy All Humans! in the three months ended June 30, 2005.

In the second quarter of fiscal 2007, we expect a significant portion of our international net sales to come from sales of Cars as we release the game throughout the remaining international territories.  We will continue to focus on growing sales internationally in fiscal 2007, as we expand our product portfolio and direct sales forces in the international markets.  We plan to expand our direct sales force into Italy and Eastern Europe and we continue to explore opportunities in Asia, especially China.

Net Sales by Platform

Our worldwide net sales by platform for the three months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,				Increase/	%
Platform	2006		2005		(Decrease)	Change
Consoles
Sony PlayStation 2	$35,640	25.7%	$60,314	38.2%	$(24,674)	(40.9)%
Microsoft Xbox	8,067	5.8	43,036	27.2	(34,969)	(81.3)
Microsoft Xbox 360	11,949	8.6	—	—	11,949	—
Nintendo GameCube	11,699	8.4	3,355	2.1	8,344	248.7
	67,355	48.5	106,705	67.5	(39,350)	(36.9)
Handheld
Nintendo Game Boy Advance	20,535	14.8	26,664	16.9	(6,129)	(23.0)
Nintendo Dual Screen	12,747	9.2	63	0.0	12,684	—
Sony PlayStation Portable	11,031	7.9	—	—	11,031	—
Wireless	7,635	5.5	10,261	6.5	(2,626)	(25.6)
	51,948	37.4	36,988	23.4	14,960	40.4

PC	19,170	13.8	14,107	8.9	5,063	35.9
Other	356	0.3	167	0.2	189	113.2
Total Net Sales	$138,829	100.0%	$157,967	100.0%	$(19,138)	(12.1)%

Console Platforms

Sony PlayStation 2 Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$35,640	25.7%	$60,314	38.2%	(40.9)%

In the three months ended June 30, 2006, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by the release of Cars.  We released two new titles in both the three months ended June 30, 2006 and 2005.  Net sales decreased by $24.7 million in the three months ended June 30, 2006 as compared to the same period last fiscal year primarily due to:

•                  the release of Cars in North America and some international territories as compared to the worldwide release of core-gamer titles Juiced and Destroy All Humans! in the three months ended June 30, 2005 and

•                  Cars, a mass-market title, having a lower average selling price per unit as compared to the release of Juiced and Destroy All Humans! in the same period last fiscal year.

Sony announced it would release its next-generation console, PlayStation 3 (“PS3”), in November 2006.  We expect sales of games for PS2 to decline in the future as consumer demand shifts to video games made for PS3.

Microsoft Xbox Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$8,067	5.8%	$43,036	27.2%	(81.3)%

In the three months ended June 30, 2006, net sales of video games for Xbox were primarily driven by the release of Cars.  We released one new title in the three months ended June 30, 2006 and three new titles in the same period last fiscal year.  Net sales decreased by $35.0 million in the three months ended June 30, 2006 as compared to the same period last fiscal year primarily due to:

•                  the release of a WWE title, Wrestlemania 21, in the three months ended June 30, 2005, whereas in the three months ended June 30, 2006 there were no new WWE titles released,

•                  the release of Cars in North America and some international territories as compared to the worldwide release of core-gamer titles Juiced and Destroy All Humans! in the three months ended June 30, 2005 and

•                  fewer units sold of video games for Xbox as consumer demand shifts to games for Microsoft’s next-generation console, Xbox 360.

Microsoft Xbox 360 Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$11,949	8.6%	$—	—%	—%

In the three months ended June 30, 2006, net sales of video games for Xbox 360 were primarily driven by the release of MotoGP 06.  Microsoft launched Xbox 360 in November 2005 and as such we had no sales of games on this console in the three months ended June 30, 2005.  As the installed base of Xbox 360 hardware grows, we expect to bring more titles to the platform in fiscal 2007, including games targeted to the core gamer such as our new, owned intellectual property Saints Row, titles based on our WWE license and a game based on Disney•Pixar’s Cars.

Nintendo GameCube Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$11,699	8.4%	$3,355	2.1%	248.7%

In the three months ended June 30, 2006, net sales of video games for Nintendo GameCube (“GameCube”) were primarily driven by the release of Cars.  Net sales increased by $8.3 million for the three months ended June 30, 2006 as compared to the same period last fiscal year primarily because we released no new titles on this console in the three months ended June 30, 2005.

We expect net sales from GameCube products to decline in fiscal 2007, as compared to fiscal 2006, due to a reduced SKU count and the upcoming launch of Nintendo’s next-generation console, Wii.  We expect sales of games for GameCube to decline in the future as consumer demand shifts to video games made for Wii.

Handheld Platforms

Nintendo Game Boy Advance Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$20,535	14.8%	$26,664	16.9%	(23.0)%

In the three months ended June 30, 2006, net sales of video games for Game Boy Advance were primarily driven by the release of Cars.  We released one new title in the three months ended June 30, 2006 and no new titles in the same period last fiscal year.  Net sales decreased by $6.1 million in the three months ended June 30, 2006, as compared to the same period last fiscal year primarily due to:

•                  the decline in the average selling price per unit of catalog titles in the three months ended June 30, 2006 as compared to the same period last fiscal year and

•                  an overall decline in the Game Boy Advance market due to the introduction of Nintendo Dual Screen (“DS”) and PlayStation Portable (“PSP”) into the handheld video game market, partially offset by

•                  sales of our new release, Cars, during the three months ended June 30, 2006.

We expect net sales from the Game Boy Advance products to decline in fiscal 2007, as compared to fiscal 2006, due to a reduced SKU count as consumer demand shifts to DS and PSP.

Nintendo Dual Screen Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$12,747	9.2%	$63	0.0%	—%

In the three months ended June 30, 2006, net sales of video games for the Nintendo Dual Screen were primarily driven by the release of Cars.  We released one new title in the three months ended June 30, 2006 and no new titles in the same period last fiscal year.

As the installed base of DS hardware grows, we expect to continue to bring more titles to the platform, including titles based on Nickelodeon properties such as SpongeBob SquarePants and Nicktoons.

PlayStation Portable Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$11,031	7.9%	$—	—%	—%

In the three months ended June 30, 2006, net sales of video games for PSP were driven by the release of Cars.  We released one new title in the three months ended June 30, 2006 and no new titles in the same period last fiscal year.

As the installed base of PSP hardware grows, we expect to bring more titles to the platform, including the July 2006 release of our own Juiced brand, Juiced: Eliminator, as well as our market-leading family brands and titles based on the WWE brand.

Wireless Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$7,635	5.5%	$10,261	6.5%	(25.6)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones.  Through our controlling interest in Minick Holding AG (“Minick”), we also derive wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment.

In the three months ended June 30, 2006, wireless net sales were driven by content based on Star Wars and major sports leagues.  Wireless net sales decreased by $2.6 million during the three months ended June 30, 2006 as compared to the same period last fiscal year.  The decrease in net sales is primarily due to reduced sales of wireless content based on Star Wars, SpongeBob SquarePants and Worms as compared to the same period last fiscal year.  The decrease is also due to our re-alignment of our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future.

We expect wireless net sales to increase slightly in fiscal 2007, as compared to fiscal 2006, as the installed base of data enabled wireless handsets with game capabilities continues to grow.

PC  Net Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$19,170	13.8%	$14,107	8.9%	35.9%

In the three months ended June 30, 2006, net sales of PC products were primarily driven by Titan Quest.  We released three new titles in the three months ended June 30, 2006 and one in the same period last fiscal year.  Net sales increased $5.1 million in the three months ended June 30, 2006, as compared to the same period last fiscal year primarily due to:

•                  higher sales of our owned original property, Titan Quest, as compared to sales of Juiced in the same period last fiscal year and

•                  sales of our mass-market release of Cars and the Cars Activity Center in the three months ended June 30, 2006.

We expect PC net sales to increase in fiscal 2007, as compared to fiscal 2006, mainly due to our focus on releasing high-end PC games targeted at the core gamer, including Company of Heroes, Titan Quest and Supreme Commander, as well as a mass-market title based on Disney•Pixar’s Cars.

Other Net Sales

Other net sales primarily consist of sales from older platforms.  Other net sales during the three months ended June 30, 2006 and 2005 are primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

Costs and expenses decreased by 4% in the three months ended June 30, 2006, to $159.8 million from $165.8 million in the three months ended June 30, 2005.  The decrease in costs and expenses in the three months ended June 30, 2006 was primarily due to higher selling and marketing expenses in the same period last fiscal year as a result of promotional efforts supporting the launch of two new owned original titles released in that quarter: Juiced and Destroy All Humans!.

Cost of  Sales (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$48,991	35.3%	$55,526	35.2%	(11.8)%

Cost of sales primarily consists of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Cost of sales as a percentage of net sales was essentially the same for the three months ended June 30, 2006, as compared to the same period last fiscal year.  Despite the lower average selling price per unit, our gross margin percentage remained consistent as our cost of sales per unit decreased with the average selling price.

License Amortization and Royalties (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$16,313	11.8%	$13,724	8.7%	18.9%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license.  For the three months ended June 30, 2006 license amortization and royalties increased by 3.1 points as a percentage of net sales and in absolute dollars increased by $2.6 million as compared to the same period last fiscal year.  The increase in license amortization and royalties in the three months ended June 30, 2006 is primarily due to sales of Cars, a licensed property, in the three months ended June 30, 2006 as compared to sales of Juiced and Destroy All Humans!, two owned titles, in the same period last fiscal year.

Software Development Amortization (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$25,291	18.2%	$23,345	14.8%	8.3%

Software development amortization expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current revenues to total projected revenues.  For the three months ended June 30, 2006, software development amortization increased 3.4 points as a percentage of net sales and in absolute dollars increased by $1.9 million as compared to the same period last fiscal year.  The increase in software development amortization in the three months ended June 30, 2006 is primarily due to our decision to discontinue development of Sopranos on Xbox 360.

Product Development (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$26,236	18.9%	$21,120	13.4%	24.2%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  For the three months ended June 30, 2006, product development expense increased by $5.1 million as compared to the same period last fiscal year.  The increase is primarily due to a significant increase in internal development headcount to approximately 1,300 at June 30, 2006, up from approximately 1,000 at June 30, 2005.  The increase is also due to spending on next-generation externally-developed titles.  In the three months ended June 30, 2006 and 2005, we had approximately $0.8 million and $36,000, respectively, of equity-based compensation in product development expense.

Selling and Marketing (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$26,711	19.2%	$35,959	22.8%	(25.7)%

Selling and marketing expenses consist of advertising, promotional expenses and personnel-related costs.  For the three months ended June 30, 2006, selling and marketing expenses as a percentage of net sales decreased by 3.6 points and in absolute dollars decreased by $9.2 million as compared to the same period last fiscal year.  The decrease in selling and marketing expenses in the three months ended June 30, 2006 was primarily due to higher selling and marketing expenses in the three months ended June 30, 2005 as a result of promotional efforts supporting the launch of two new owned original titles released in that quarter:  Juiced and Destroy All Humans!.  In the three months ended June 30, 2006 we released the video game, Cars, concurrent with Disney•Pixar’s theatrical release of their film, Cars.  In the three months ended June 30, 2006 and 2005, we had approximately $0.4 million and $23,000, respectively, of equity-based compensation in selling and marketing expense.

Payment to Venture Partner (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$709	0.5%	$1,912	1.2%	(62.9)%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games.  Payment to venture partner decreased during the three months ended June 30, 2006 by $1.2 million, as compared to the same periods last fiscal year due to lower net sales of games based upon the WWE license.  In the three months ended June 30, 2005, we released one WWE title, WWE Wrestlemania 21, whereas we did not release a WWE title in the three months ended June 30, 2006.

General and Administrative (in thousands)

Three Months Ended June 30, 2006	% of net sales	Three Months Ended June 30, 2005	% of net sales	% change
$15,526	11.2%	$14,185	9.0%	9.5%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses increased during the three months ended June 30, 2006 by $1.3 million, as compared to the same period last fiscal year.  In the three months ended June 30, 2006 and 2005, we had approximately $1.9 million and $0.3 million, respectively, of equity-based compensation in general and administrative expenses.  The increase in general and administrative expenses is primarily due to higher equity-based compensation in the current quarter.

Income Taxes

The effective tax rate for the three months ended June 30, 2006 and 2005 was 33% and 31%, respectively.  The fiscal 2007 effective tax rate is higher primarily due to the impact of non-deductible equity-based compensation recognized under FAS 123R.  Excluding the impact of equity-based compensation, our effective tax rate for the three months ended June 30, 2006 and 2005 would have been 30% and 31%, respectively.  Our effective tax rate for the three months ended June 30, 2006 does not include any federal research and development tax credits.  In the event the federal research and development tax credit is retroactively extended, our fiscal 2007 effective tax rate will decrease accordingly.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ.  We own 50% of Minick’s outstanding common stock and control its board of directors.

Liquidity and Capital Resources

(In thousands)	June 30, 2006	March 31, 2006	Change
Cash and cash equivalents	$97,658	$91,517	$6,141
Short-term investments	205,650	280,120	(74,470)
Cash, cash equivalents and short-term investments	$303,308	$371,637	$(68,329)

Percentage of total assets	36%	44%

	Three Months Ended June 30,
(In thousands)	2006	2005	Change
Cash used in operating activities	$(55,352)	$(18,344)	$(37,008)
Cash provided by (used in) investing activities	63,509	(13,886)	77,395
Cash provided by (used in) financing activities	(352)	9,353	(9,705)
Effect of exchange rate changes on cash	(1,664)	35	(1,699)
Net increase (decrease) in cash and cash equivalents	$6,141	$(22,842)	$28,983

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

Cash used in operating activities increased by approximately $37.0 million for the three months ended June 30, 2006, as compared to the same period last fiscal year.  The increase in cash used was primarily a result of the larger net loss, increases in software development spending and increases in product purchases.  We expect to generate positive operating cash flow for the full fiscal year 2007.

Cash Flow from Investing Activities.  Cash provided by investing activities increased by approximately $77.4 million for the three months ended June 30, 2006, as compared to the same period last fiscal year, primarily due to an increase in the amount of net proceeds from sales and purchases of short-term investments.

Cash Flow from Financing Activities.  Cash used in financing activities increased by approximately $9.7 million for the three months ended June 30, 2006, as compared to the same period last fiscal year, primarily due to stock repurchases in the current quarter whereas we did not repurchase any of our common stock during the three months ended June 30, 2005.

In fiscal 2007, we expect to generate more cash than we did in fiscal 2006. The increase in the generation of cash will be primarily attributable to higher net income.

Key Balance Sheet Accounts

Accounts Receivable.  Accounts receivable increased by $6.1 million from $78.9 million at March 31, 2006 to $85.0 million at June 30, 2006.  The increase in net accounts receivable is primarily due to the timing of our product releases.  The new releases in the three months ended June 30, 2006 were all released in the last month of the quarter as compared to the new releases in the three months ended March 31, 2006 which were primarily released in the first month of that quarter.  Allowances for price protection, returns and doubtful accounts were $58.4 million as of June 30, 2006, a $0.6 million increase from March 31, 2006.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 7.5% as of June 30, 2006 as compared to 6.6% as of June 30, 2005.  We believe these reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $9.8 million from $28.6 million at March 31, 2006 to $38.4 million at June 30, 2006.  The increase in inventory is primarily due to the late current quarter release of Cars, the planned release of Monster House in July 2006 and inventory purchases of catalog titles.

Licenses.  Licenses decreased by $1.6 million from $81.5 million at March 31, 2006 to $79.9 million at June 30, 2006.  The decrease in licenses is primarily due to license amortization in excess of newly acquired licenses during the three months ended June 30, 2006.

Software Development.  Software development increased by $24.3 million from $109.1 million at March 31, 2006, to $133.4 million at June 30, 2006.  The increase in software development is primarily the result of our investment in next-generation titles with higher development costs scheduled to be released in the remainder of fiscal 2007.

Accrued and Other Current Liabilities.  Accrued and other current liabilities decreased by $4.1 million from $109.4 million at March 31, 2006 to $105.3 million at June 30, 2006.  The decrease in accrued and other current liabilities is primarily due to the timing of royalty payments.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Total
Remainder of 2007	$85,209	$17,809	$9,785	$3,220	$116,023
2008	45,392	14,616	12,511	—	72,519
2009	39,613	14,268	11,992	—	65,873
2010	37,000	13,028	11,597	—	61,625
2011	22,000	7,332	10,965	—	40,297
Thereafter	—	—	32,084	—	32,084
	$229,214	$67,053	$88,934	$3,220	$388,421

(1)          Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2006 are approximately $229.2 million.

License/software development commitments in the table above include $70.1 million of commitments to licenses that are included in our consolidated balance sheet as of June 30, 2006 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)  Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)  Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

 (4)  Letters of Credit.  As of June 30, 2006, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $3.2 million and no borrowings.

Operating Agreement with JAKKS Pacific, Inc.  Under our operating agreement with JAKKS Pacific, Inc. (“JAKKS”), the preferred payment to be paid to JAKKS related to our sales of WWE-licensed products (the “Preferred Return”) for the period from July 1, 2006 through December 31, 2009 (the “Second Distribution Period”) is subject to renegotiation between the parties.  In the event the parties are not able to agree upon the Preferred Return for the Second Distribution Period, the operating agreement provides for the matter to be submitted to binding arbitration.  The parties are currently in negotiations regarding the Preferred Return to JAKKS for the Second Distribution Period, but have not yet reached agreement.  We are currently in the process of scheduling arbitration to resolve this matter.

SEC Informal Inquiry.  On August 4, 2006, we received a letter of informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present.  We intend to cooperate fully with all matters related to this request.  Our audit committee, which is comprised of independent directors of the board, intends to retain independent counsel to continue our internal review and oversee our response to the Securities and Exchange Commission.

With respect to other future potential expenditures, other than the litigation described below in Part II, Item 1, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, under the caption “Liquidity and Capital Resources — Guarantees and Commitments,” as of the date hereof.

Recently Issued Accounting Pronouncements

See Note 15, “Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements, herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  There have been no material changes in our market risk as described in Item 7A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, under the caption “Quantitative and Qualitative Disclosures About Market Risk.”

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

(c) Changes in internal control over financial reporting.  In the fourth quarter of fiscal 2006, we began implementing certain components of a new system for project management and project costing (the “Project Management System”) to enhance our ability to track and allocate the overall costs related to the development of our video games.  In the first quarter of fiscal 2007, we continued to implement the Project Management System, which had a material impact on our internal control over financial reporting.  The Project Management System is a process improvement initiative intended to strengthen the overall design and operating effectiveness of our financial reporting controls and is not in response to an identified internal control deficiency.  Other than the continued Project Management System implementation, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

SEC Informal Inquiry.   On August 4, 2006, we received a letter of informal inquiry from the Securities and Exchange Commission requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present.  We intend to cooperate fully with all matters related to this request.  Our audit committee, which is comprised of independent directors of the board, intends to retain independent counsel to continue our internal review and oversee our response to the Securities and Exchange Commission.

During the three months ended June 30, 2006, there were no material developments in any of the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation, other than potentially the litigation previously disclosed in our filings with the Securities and Exchange Commission, will have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

During the three months ended June 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the Company’s repurchases of our common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (2)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	500,000	20.12	3,949,000	12,000,000
Total	500,000	$20.12	3,949,000	$12,000,000

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

10.1	*	Form of Severance Agreement with Executive Officers entered into on June 15, 2006.

10.2	*	Form of Severance Agreement with Senior Officers entered into on June 15, 2006.

10.3	*	Form of Severance Agreement with Officers entered into on June 15, 2006.

10.4	*	Form of Change-in-Control Agreement with Executive and Senior Officers entered into on June 15, 2006.

10.5	*	Form of Change-in-Control Agreement with Officers entered into on June 15, 2006.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2006	THQ INC.

	By:	/s/ BRIAN J. FARRELL
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.

	By:	/s/ EDWARD K. ZINSER
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer