Form 10-K/A
period 2006-03-31
THQ INC
filed 2007-01-19
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act: None.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock,  $.01 par value

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, September 30, 2005 was approximately $1.3 billion (based on the closing sales price of the registrant’s common stock on September 30, 2005). The number of shares outstanding of the registrant’s common stock as of January 12, 2007 was approximately 65,462,878.

DOCUMENTS INCORPORATED BY REFERENCE

The 2006 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference into Part III herein.

THQ INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

ITEMS IN FORM 10-K/A

This Annual Report on Form 10-K/A contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Item 1A herein. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

We are amending our annual report on Form 10-K for the fiscal year ended March 31, 2006, as filed on June 7, 2006 (the “Original Filing”), to reflect the restatement of our consolidated financial statements and the related disclosures resulting from the previously disclosed investigation of historical stock option grant practices. In this amended annual report on Form 10-K/A for the year ended March 31, 2006 (“2006 Form 10-K/A”), we are restating our consolidated balance sheets as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended March 31, 2006, 2005, and 2004, and each of the quarters in fiscal years 2006 and 2005. The 2006 Form 10-K/A also includes the restatement of Item 6, Selected Consolidated Financial Data for the fiscal years ended March 31, 2006, 2005, 2004 and 2003, as well as the three months ended March 31, 2003 and the fiscal year ended December 31, 2002.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for all of the periods affected by this restatement. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2006 Form 10-K/A, and the financial information contained in such previously-filed reports should no longer be relied upon.

On August 4, 2006, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present (the “Period”). We publicly announced this inquiry on August 7, 2006. Prior to August 4, 2006, we were already conducting an internal review of our historical stock option grant practices with the assistance of outside counsel. We initiated the internal review following extensive news coverage and analyst reports about the option practices of numerous companies across several different industries.

Upon receipt of the notice of informal inquiry from the SEC, our Board of Directors (the “Board”) formed a special committee of one outside director (the “Special Committee”) to conduct an independent and comprehensive investigation of our historical stock option grant practices and to oversee our response to the SEC. The Special Committee retained independent outside legal counsel and forensic accountants (the “Investigative Team”) to aid in its investigation.

Special Committee Findings

The Investigative Team reviewed the facts and circumstances surrounding stock option grants made during the period from January 1996 through September 2006 (the “Period”), which included grants made on 426 dates. The Investigative Team conducted an extensive investigation, incurring over 11,000 person-hours searching millions of physical and electronic documents and interviewing more than 35 current and former directors, officers, employees, and advisors. As part of its investigation, the Special Committee evaluated whether the correct measurement dates had been used under applicable accounting principles for the options granted during the Period. The measurement date as defined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee concluded that there was no evidence of fraud or misconduct by any person with respect to the Company’s historical stock option grant practices. The Special Committee identified instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed below, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. Most of the additional stock-based compensation expense related to these incorrect measurement dates pertained to grants made to non-executive employees. In connection with the conclusion of its review, the Special Committee recommended to the Board, and its Compensation Committee, that the Board and Compensation Committee consider and adopt certain remedial measures related to the issues raised in the Special Committee’s investigation. See Item 9A. “Controls and Procedures” for a complete discussion of our material weakness in internal controls surrounding our stock option grant practices. The Special Committee and its Investigative Team reported the Special Committee’s findings and remedial measures to the SEC on January 8, 2007.

As a result of the internal review and based on the conclusions of the Special Committee following the independent investigation, we have concluded that incorrect measurement dates were previously used for financial accounting and reporting purposes on a number of occasions. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants and we are restating previously filed financial statements in this 2006 Form 10-K/A. These adjustments, after tax, aggregate to $10.8 million for the period from January 1, 1996 through March 31, 2006. The adjustments, after tax, for fiscal years 2006, 2005 and 2004 were $2.2 million, $1.4 million and $1.8 million, respectively.

The nature of our accounting errors were primarily in one of the following three categories of option grants:

Company-Wide Stock Option Grants not Determined with Finality.   The Special Committee determined that, in connection with certain company-wide stock option grants that we made to non-executive employees in various years, we used incorrect measurement dates for accounting and reporting purposes because the list of grantees and the options awarded to each grantee was not determined with finality until a date subsequent to the measurement dates we previously used. In most such situations, our practice was to set the exercise price for the option at the closing price of our common stock on the date the Compensation Committee of the Board delegated authority to our Chief Executive Officer to award up to a specified aggregate number of options, which was prior to the date that the list of grantees and the options awarded to each grantee was finalized by the Chief Executive Officer. We have recognized additional stock-based compensation expense of $6.7 million for the period from January 1, 1996 through March 31, 2006 related to this type of error.

Stock Option Grants Priced using Previous Day Closing Price.   The Special Committee determined that in three instances throughout 1998 and 1999, the exercise price was set at the closing price of our common stock on the day prior to the Compensation Committee meeting where such grants were made. Our option plans in effect at the time stated that the grant price could not be less than the fair market value of the option on the date of grant, which was defined in the plans as the closing price of our common stock on the date of grant.  The Special Committee therefore determined that the measurement date used for accounting purposes should be the date of the meeting. We have recognized additional stock-based compensation expense of $1.8 million for the period from January 1, 1996 through March 31, 2006 related to this type of error.

Incorrect Measurement Dates for New Hire Stock Option Grants.   The Special Committee also identified accounting errors related to our new hire stock option grant practices. The Special Committee determined that our new hire stock option granting practice, primarily for our international employees, resulted in a measurement date for accounting purposes that was subsequent to the date that we had previously used for accounting purposes. These errors occurred because the details of stock option grants to international employees were not contained in offer letters and in most cases the number of options the individual was entitled to receive was determined after his or her start date. There were also some instances where grants were made to employees prior to the date they started providing services to the Company, generally because the employee had accepted an employment offer and his or her name was placed on a grant list that was then approved prior to his or her actual start date. We have recognized additional stock-based compensation expense of $1.6 million for the period from January 1, 1996 through March 31, 2006 related to these types of errors.

The incremental impact, per fiscal year, from recognizing additional stock-based compensation expense and related payroll tax expenses resulting from the investigation of our historical stock option grant practices is as follows (in thousands):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1996	$52	$52
1997	273	229
1998	817	578
1999	767	555
2000	861	654
2001	1,739	1,293
2002	2,440	1,802
Transition 2003(1)	408	304
Total 1996 - 2003 impact	7,357	5,467
2004	2,101	1,767
2005	1,362	1,393
2006	2,442	2,163
	$13,262	$10,790

Notes:

(1)          Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003. The incremental impact for the fiscal year ended March 31, 2003 (unaudited) from recognizing additional stock-based compensation expense resulting from the investigation of historical stock option grant practices is as follows (in thousands):  $2,159 pre-tax expense and $1,567 after tax expense.

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1 of the Notes to Consolidated Financial Statements of this 2006 Form 10-K/A to reflect the impact of these adjustments.

For the convenience of the reader, this 2006 Form 10-K/A sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing has been updated since the filing of the Original Filing or is amended hereby as a result of the restatement:

•       Part I—Item 1—Business (amended solely to restate certain financial data included therein)

•       Part I—Item 1A—Risk Factors

•       Part I—Item 3—Legal Proceedings

•       Part II—Item 6—Selected Consolidated Financial Data

•       Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part II—Item 8—Consolidated Financial Statements and Supplementary Data

•       Part II—Item 9A—Controls and Procedures

•       Part IV—Item 15—Exhibits and Consolidated Financial Statement Schedules

Other than as stated above, this 2006 Form 10-K/A does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures affected by subsequent events. This 2006 Form 10-K/A continues to speak as of the date of the Original Filing, and does not modify or update any other item or disclosures in the Original Filing.

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

We were originally incorporated in New York in 1989 as Trinity Acquisition Corporation, which changed its name in 1991 to T.HQ, Inc. following a merger with THQ, Inc., a California corporation. We were reincorporated in Delaware as THQ Inc. in 1997. Our principal executive offices are located at 29903 Agoura Road, Agoura Hills, California 91301, and our telephone number is (818) 871-5000. Our internet address is http://www.thq.com.(2)

Narrative Description of Business

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

The development cycle for a new game depends on the platform and the complexity of the game. Additionally, when developing an intellectual property into a game which is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture’s release. The development cycle for games on current generation console platforms, PC games and the Sony PSP system generally ranges from 12 to 24 months, Game Boy Advance ranges from 6 to 9 months, Nintendo DS ranges from 9 to 12 months and wireless games range from 6 to 9 months. The development cycle for the next generation of games on Microsoft Xbox 360 can range from 12 to 36 months depending on the overall complexity and scope of the game, and we anticipate a similar development cycle for the next generation of games on Sony PlayStation 3 and Nintendo Wii. These relatively long development cycles require that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release. The investments in such development, prior to reaching technological feasibility, are recorded as product development expenses in our consolidated statement of operations. We had product development expenses of $85.3 million in fiscal 2006, $73.6 million in fiscal 2005 (as restated) and $37.8 million in fiscal 2004 (as restated).

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

In addition, some of our competitors are very large, diversified corporations that have begun to develop games based upon their own highly recognizable brands, and, as a result, stand to become more direct competitors. Disney’s Buena Vista games division recently expanded its internal software game publishing efforts and Viacom has expanded its efforts in interactive entertainment software publishing.

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

Financial Information About Geographic Areas

See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 of notes to consolidated financial statements included in Item 8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K/A. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Business Conduct and Ethics and our Code of Ethics for Executive Officers and Other Senior Financial Officers free of charge on the corporate governance section of our website. If we make any substantive amendments to our Code of Ethics for Executive Officers and Other Senior Financial Officers or if any waivers of such code are granted, we will post them on our web site.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to audit our assessment of the effectiveness of our internal controls over financial reporting and separately report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place except for those surrounding our stock option grant practices, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

Risk Factors Related to the Special Committee and Company Investigations and the Restatement

The Staff of the Securities and Exchange Commission has notified us that it is conducting an informal inquiry concerning our historical stock option grant practices and this inquiry could require us to expend significant resources and could result in an unfavorable outcome.

On August 7, 2006, THQ announced that we had received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We do not know when this inquiry will be resolved or what actions, if any, the SEC may take as a result of this inquiry. Responding to this inquiry could require the expenditure of significant financial resources. An unfavorable outcome could require us to pay damages or penalties, or result in other remedies imposed upon us, any of which could have a material adverse affect on our business, results of operations, financial position and cash flows.

Our common stock is subject to potential delisting from the NASDAQ Stock Market as a result of our inability to timely file our Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

On November 13, 2006, THQ filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. On November 22, 2006 we announced that we received a NASDAQ Staff Determination letter on November 16, 2006 indicating that, as a result of our inability to timely file the Form 10-Q, we were not in compliance with the requirements for the continued listing of our common stock as set forth in NASDAQ Marketplace Rule 4310(c)(14), and that our common stock is, therefore, subject to delisting from the NASDAQ Global Select Market. We requested and have been granted a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to review the Staff Determination. Our oral hearing is scheduled for February 1, 2007 and the delisting action has been stayed pending a final written decision by the Panel. There can be no assurance that the Panel will grant the Registrant’s request for continued listing.

As a result of our delayed filing of our Form 10-Q for the quarter ended September 30, 2006, our inability to maintain our Form S-3 eligibility may adversely affect our ability to raise future capital or complete acquisitions.

As a result of our delayed filing of our Form 10-Q for the quarter ended September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by other security holders until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date the Form 10-Q for the quarter ended September 30, 2006 was due. In the meantime, we have the ability to use Form S-1 to raise capital or complete acquisitions, which could increase the transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

Pending civil litigation relating to our stock option granting practices could have a material adverse effect on the Company.

We and certain of our directors and current and former officers are defendants in three shareholder derivative actions relating to our stock option granting practices. See Note 21, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement” in the Notes to Consolidated Financial Statements for a more detailed description of these proceedings. These actions are in their preliminary stages, and we intend to vigorously defend ourselves. These lawsuits could divert management time and attention from day-to-day operations, result in significant legal expenses, and result in an outcome that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On March 30, 2006, WWE’s counsel wrote a letter to our counsel and counsel for JAKKS, alleging breaches by the THQ/JAKKS joint venture of the video game license related to the manner of distribution and payment of royalties to the WWE with respect to sales of the WWE video games in Japan. WWE demanded that the alleged breaches be cured within the time periods provided in the video game license, while reserving all of its rights, including its alleged right of termination of the video game license. On April 28, 2006, our counsel responded on behalf of the THQ/JAKKS joint venture, asserting, among other things, that the WWE had been aware and had consented to the manner of distribution in Japan and the payment of royalties with respect to such sales and, in addition, had separately released the joint venture from any claims with respect to such matter as a result of a settlement of a royalty audit of the THQ/JAKKS joint venture. We have also provided documentation to the WWE’s counsel in support of our position. WWE’s counsel has subsequently responded by letter, reiterating its claims and reservation of all rights, and has requested additional information regarding sales of WWE video games in Japan and certain other Asian countries. We are currently developing our response to WWE’s counsel’s most recent communications. We believe we have several bases for defending any claim of breach of the video game license agreement resulting from the manner of distribution of WWE-licensed products inJapan and other Asian territories.

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

See Note 21, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement” in the Notes to Consolidated Financial Statements for more information regarding legal and regulatory proceedings that arose following March 31, 2006.

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

(1)          Represents the aggregate number of shares of THQ common stock to be issued upon exercise of individual compensation arrangements with employee and non-employee option and warrant holders. The outstanding options were primarily granted under the Company’s Third Amended and Restated Non-executive Employee Stock Option Plan (the “NEEP Plan”). For a description of the material features of the NEEP Plan, see “Note 15—Stock-based Compensation” in the notes to the consolidated financial statements.

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

Item 6.        Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003. Since the change in fiscal year end affects the comparability of the information reflected in the selected financial data, we have included unaudited results for the period from April 1, 2002 through March 31, 2003. Other than this unaudited period, the selected consolidated financial data presented below as of and for each of the fiscal years and Transition 2003 in the five-year period ended March 31, 2006 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2006, and 2005, and the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004, and the report thereon are included elsewhere in this Form 10-K/A. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A. The adjustments, after tax, for fiscal years 2006, 2005, 2004, 2003, Transition 2003 and fiscal 2002 were $2.2 million, $1.4 million, $1.8 million, $1.6 million, $304,000 and $1.8 million, respectively.

Other than as included in this Form 10-K/A, we have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial information contained in such previously-filed reports should no longer be relied upon.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

	Fiscal Year Ended March 31,				Transition	Year Ended December 31,
	2006	2005(a)	2004(b)	2003(c)(d)	2003(c)	2002(d)
	As restated(1)	As restated(1)	As restated(1)	As restated(2)	As restated(2)	As restated(2)
				(Unaudited)
Net sales	$806,560	$756,731	$640,846	$467,647	$66,800	$480,529
Costs and expenses:
Cost of sales	287,946	255,187	234,574	181,532	27,158	188,559
License amortization and royalties	80,508	85,926	71,132	38,988	5,576	40,476
Software development amortization	116,371	93,622	105,632	84,916	12,018	83,698
Product development	85,323	73,637	37,758	37,520	9,077	35,801
Selling and marketing	123,926	110,727	87,664	68,227	13,618	64,005
Payment to venture partner	12,572	9,774	9,675	9,218	644	10,146
General and administrative	68,336	55,153	47,609	37,470	8,565	35,795
Total costs and expenses	774,982	684,026	594,044	457,871	76,656	458,480
Income (loss) from operations	31,578	72,705	46,802	9,776	(9,856)	22,049
Interest income	8,212	4,188	2,333	4,829	875	5,272
Other income (expense)	—	—	4,000	(12,409)	(2,403)	(10,006)
Income (loss) before income taxes and minority interest	39,790	76,893	53,135	2,196	(11,384)	17,315
Income taxes	7,621	15,235	19,063	1,220	(3,394)	6,123
Income (loss) before minority interest	32,169	61,658	34,072	976	(7,990)	11,192
Minority interest	(63)	(261)	—	—	—	—
Net income (loss)	$32,106	$61,397	$34,072	$976	$(7,990)	$11,192
Net income (loss) per share—basic	$0.51	$1.05	$0.59	$0.02	$(0.14)	$0.19
Net income (loss) per share—diluted	$0.49	$1.02	$0.58	$0.02	$(0.14)	$0.18
Shares used in per share calculation—basic	62,615	58,545	57,279	58,527	57,479	58,805
Shares used in per share calculation—diluted	65,520	60,367	58,605	60,881	57,479	61,872

BALANCE SHEET DATA
(In thousands)

	Fiscal Year Ended March 31,				Transition	Year Ended December 31,
	2006	2005	2004	2003	2003	2002
	As restated(1)	As restated(1)	As restated(1)	As restated(2)	As restated(2)	As restated(2)
Working capital	$459,558	$400,063	$309,633	$286,899	$286,899	$320,588
Total assets	$848,468	$746,606	$527,901	$473,867	$473,867	$537,500
Stockholders’ equity	$627,751	$547,758	$437,879	$397,309	$397,309	$409,816

Notes:

(a)           Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)          Net income includes a $4.0 million benefit for a settlement of a dispute with directors’ and officers’ insurance carrier, net of tax.

(c)           Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. (See “Note 9—Other Long-Term Assets” in Notes to Consolidated Financial Statements). We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

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

Notes related to restatement:

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A.

(2)          The Selected Financial Data for the fiscal year ended March 31, 2003, Transition 2003 and the year ended December 31, 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impacts as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K/A. As a result of these adjustments, net income was reduced by $1.6 million, $304,000 and $1.8 million for the year ended March 31, 2003, Transition 2003 and the year ended December 31, 2002, respectively as follows:

	Fiscal Year Ended March 31, 2003 (Unaudited)
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Product development	$36,531	$989	$37,520
Selling and marketing	67,737	490	68,227
General and administrative	36,794	676	37,470
Total costs and expenses	455,716	2,155	457,871
Income from operations	11,931	(2,155)	9,776
Interest income	4,833	(4)	4,829
Income before income taxes and minority interest	4,355	(2,159)	2,196
Income taxes	1,812	(592)	1,220
Income before minority interest	2,543	(1,567)	976
Net income	2,543	(1,567)	976
Net income per share—basic	$0.04	$(0.02)	$0.02
Net income per share—diluted	$0.04	$(0.02)	$0.02
Shares used in per share calculation—basic	58,527	—	58,527
Shares used in per share calculation—diluted	60,828	53	60,881

	Transition 2003
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Product development	$8,899	$178	$9,077
Selling and marketing	13,514	104	13,618
General and administrative	8,442	123	8,565
Total costs and expenses	76,251	405	76,656
Loss from operations	(9,451)	(405)	(9,856)
Interest income	878	(3)	875
Loss before income taxes and minority interest	(10,976)	(408)	(11,384)
Income taxes	(3,290)	(104)	(3,394)
Loss e before minority interest	(7,686)	(304)	(7,990)
Net loss	(7,686)	(304)	(7,990)
Net loss per share—basic	$(0.13)	$(0.01)	$(0.14)
Net loss per share—diluted	$(0.13)	$(0.01)	$(0.14)
Shares used in per share calculation—basic	57,479	—	57,479
Shares used in per share calculation—diluted	57,479	—	57,479

	Year Ended December 31, 2002
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Product development	$34,696	$1,105	$35,801
Selling and marketing	63,477	528	64,005
General and administrative	34,993	802	35,795
Total costs and expenses	456,045	2,435	458,480
Income from operations	24,484	(2,435)	22,049
Interest income	5,277	(5)	5,272
Income before income taxes and minority interest	19,755	(2,440)	17,315
Income taxes	6,761	(638)	6,123
Income before minority interest	12,994	(1,802)	11,192
Net income	12,994	(1,802)	11,192
Net income per share—basic	$0.22	$(0.03)	$0.19
Net income per share—diluted	$0.21	$(0.03)	$0.18
Shares used in per share calculation—basic	58,805	—	58,805
Shares used in per share calculation—diluted	61,865	7	61,872

Restatement of Financial Results for Periods Prior to Fiscal 2002

We determined the effects of the restatement on periods prior to fiscal 2002 to be immaterial and have not restated such years separately. The impact on net income for periods prior to fiscal 2002 are contained in the table in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K/A. Previously reported stock-based compensation expense in each of the periods prior to fiscal 2002 was nominal.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Certain of these trends and other statements made herein may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are included herein because management believes that an understanding of these trends is important to understand our results for the fiscal year ended March 31, 2006 (“fiscal 2006”), as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K/A, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements. Additionally, readers should refer to our cautionary statement on page 1 herein as well as “Risk Factors” set forth in Item 1A. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

Restatement of Consolidated Financial Statements

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A. The net of tax impact of the adjustments on our results of operations amounted to $2.2 million, $1.4 million and $1.8 million in fiscal years 2006, 2005 and 2004, respectively.

In addition, options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. We have determined that options to purchase approximately 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 we unilaterally corrected the affected options that remain outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to give the option holders a cash payment equal to the difference between the initial exercise price and the increased exercise price (“Cash Payment”). We estimate that the Cash Payment will be approximately $2.4 million and will be made in the fourth quarter of fiscal 2007. We will account for the impact of the corrected options as a stock option modification under SFAS 123R.

We also plan to compensate individuals who have exercised options for the consequences of Section 409A. We estimate that we will incur additional compensation expense of $1.6 million in the third quarter of fiscal 2007 in connection with all the actions described above.

Overview of Fiscal 2006 Results

Net sales in fiscal 2006 increased 7% over the fiscal year ended March 31, 2005 (“fiscal 2005”), from $756.7 million to $806.6 million. The increase in net sales for fiscal 2006 was primarily attributable to worldwide sales of 10 titles that sold more than one million units. In fiscal 2005, we published six titles which shipped more than one million units.

In fiscal 2006, our operating margin declined by 570 basis points over fiscal 2005, to 4% of net sales. Our operating margin declined in fiscal 2006 due primarily to (i) higher catalog sales as a percentage of total net sales (ii) a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software development amortization, and (iii) high price protection and software development amortization for the current-generation title Full Spectrum WarriorTM: Ten Hammers.

Net income for fiscal 2006 (as restated) was $32.1 million, or $0.49 per diluted share, compared to net income of $61.4 million, or $1.02 per diluted share, for fiscal 2005 (as restated). Fiscal 2006 results reflect increased investment in development of video games for next generation consoles. Net income for fiscal 2005 was positively affected by $7.8 million, or $0.13 per diluted share, from the recognition of research and development income tax credits claimed for prior years.

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

Results of Operations

Comparison of Fiscal 2006 to Fiscal 2005

Our net income for fiscal 2006 (as restated) was $32.1 million, or $0.49 per diluted share, as compared to $61.4 million, or $1.02 per diluted share in the restated prior fiscal year (as restated). Our restated results did not effect net sales in either fiscal 2006 or fiscal 2005.

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

•       Higher fiscal 2006 sales of new original, owned properties targeted to the core gamer, Juiced, Destroy All Humans! and The Outfit, our first next generation console title, as compared tocore gamer titles released in the prior fiscal year: Full Spectrum Warrior™, The Punisher and Warhammer 40,000: Dawn of War.

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

In fiscal 2006, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by the release of WWE SmackDown! vs. Raw 2006, Juiced and Destroy All Humans!, as well as catalog sales. In fiscal 2005, net sales of video games for PS2were primarily driven by the release of WWE SmackDown! vs. Raw, The Incredibles, and The SpongeBob SquarePants Movie, as well as catalog sales. We released 12 and 14 new SKUs in fiscal 2006 and 2005, respectively. A SKU is a version of a title designed for play on a particular platform. Net sales increased $20.4 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

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

In fiscal 2006, net sales of video games for Xbox and Xbox 360 were primarily driven by the release of WWE Wrestlemania 21, Destroy All Humans!, The Outfit and Juiced. In fiscal 2005 net sales of video games for Xbox were primarily driven by the release of Full Spectrum Warrior, The Incredibles and The Punisher. We released 12 and eight new SKUs in fiscal 2006 and 2005, respectively. Net sales increased by $22.0 million in fiscal 2006 as compared to the prior fiscal year primarily due to:

•  the release of The Outfitfor Xbox 360 whereas there were no Xbox 360 SKUs released in fiscal 2005;

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

As the installed base of DS hardware grows, we expect to continue to bring more titles to the platform, including our market-leading family brands, games based on Disney/Pixar’s Cars,and titles based on Nickelodeon properties such as SpongeBob SquarePants and Nicktoons.

PlayStation Portable Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$29,406	3.6%	$—	—%	100.0%

In fiscal 2006, net sales of video games for PSP were driven by the release of WWE SmackDown vs. Raw 2006. We released four and zero new SKUs in fiscal 2006 and fiscal 2005, respectively. As the installed base of PSP hardware grows, we expect to bring more titles to the platform, including our market-leading family brands, games based on Disney/Pixar’s Cars,and titles based on our own Juiced brand.

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

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

Our costs and expenses increased by $91.0 million or 13% in fiscal 2006 (as restated) compared to the prior fiscal year (as restated), to $775.0 million, from $684.0 million. Costs and expenses as a percentage of net sales increased by six points to 96% in fiscal 2006 from 90% in the prior fiscal year. The increase in costs and expenses in fiscal 2006 were primarily due to (i) higher catalog sales as a percentage of total net sales (ii) a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software development amortization and (iii) higher price protection and software development amortization for the current-generation title Full Spectrum Warrior: Ten Hammers.

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

Product Development (in thousands, as restated(1))

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$85,323	10.6%	$73,637	9.7%	15.9%

(1)   See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense increased by $11.7 million in fiscal 2006 as compared to the prior fiscal year. This increase was primarily due to the expansion of our internal studios with the acquisitions of Juice Games Limited and Vigil Games, LLC and with the formation of two new studios, Kaos Studios and Incinerator Games. Product development expense also increased due to spending on development of games for next-generation platforms.

Selling and Marketing (in thousands, as restated(1))

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$123,926	15.4%	$110,727	14.6%	11.9%

(1)   See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

Selling and marketing expense consists of personnel-related costs, advertising and promotional expenses. For fiscal 2006, selling and marketing expenses increased as a percentage of net sales as compared to the prior fiscal year. Selling and marketing expenses increased in absolute dollars by $13.2 million for fiscal

2006 compared to the prior fiscal year. This increase was primarily due to promotional efforts to support the launch of two new owned and original titles:  Juiced and Destroy All Humans!.

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

General and Administrative (in thousands, as restated(1))

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$68,336	8.5%	$55,153	7.3%	23.9%

(1)   See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts, foreign exchange transaction gains and losses, and facilities. General and administrative expenses increased by $13.2 million for fiscal 2006 as compared to the prior fiscal year. The increase in fiscal 2006 is primarily due to foreign exchange transactions in the prior fiscal year, as well as growth in European operations, higher depreciation expense and higher amortization expense related to prior-year acquisitions.

Income Taxes

The effective income tax rate was 19% for fiscal 2006 and 20% for fiscal 2005. The fiscal 2006 effective income tax rate benefited from the following factors: (1) a higher ratio of research and development tax credits to pre-tax income and (2) a higher ratio of tax exempt interest income to overall pre-tax income. If our pretax income was the same as the last fiscal year our effective tax rate would have been approximately 28%. The fiscal 2005 effective income tax rate benefited from the following factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of fiscal 2005 year research and development income tax credits. Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 30%.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. We own 50% of Minick’s outstanding common stock and control its board of directors. Minority interest included in our consolidated statement of operations was $63,000 for fiscal 2006 compared to $261,000 for fiscal 2005.

Comparison of Fiscal 2005 to Fiscal 2004

Our net income for fiscal 2005 (as restated) was $61.4 million, or $1.02 per diluted share, as compared to $34.1 million, or $0.58 per diluted share in fiscal 2004 (as restated). Our restated results did not effect net sales in either fiscal 2005 or fiscal 2004.

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

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2005 and fiscal 2004 are as follows (in thousands):

	Fiscal Year Ended March 31,				Increase/
Platform	2005		2004		(Decrease)	% Change
Consoles
Sony PlayStation 2	$275,850	36.5%	$247,603	38.6%	$28,247	11.4%
Microsoft Xbox	80,623	10.7	71,132	11.1	9,491	13.3
Nintendo GameCube	73,157	9.7	61,356	9.6	11,801	19.2
	429,630	56.9	380,091	59.3	49,539	13.0
Handheld
Nintendo Game Boy Advance	204,348	27.0	162,109	25.3	42,239	26.1
Nintendo Dual Screen	3,110	0.4	—	—	3,110	100.0
Wireless	24,613	3.3	6,860	1.1	17,753	258.8
	232,071	30.7	168,969	26.4	63,102	37.3
PC	86,667	11.5	74,934	11.7	11,733	15.7
Other	8,363	0.9	16,852	2.6	(8,489)	(50.4)
Net Sales	$756,731	100.0%	$640,846	100.0%	$115,885	18.1%

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

Net sales of video games for PlayStation 2 increased by $28.2 million for fiscal 2005 as compared to fiscal 2004. PlayStation 2 net sales in fiscal 2005 were primarily driven by:

•       new releases of Disney/Pixar’sThe Incredibles, The SpongeBob SquarePants Movie and WWE SmackDown! vs. Raw;

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

•       sales of Disney/Pixar’sThe Incredibles and The SpongeBob SquarePants Movie; and

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

Net sales of video games for GameCube increased by $11.8 million for fiscal 2005, as compared to fiscal 2004. Net sales in fiscal 2005 were driven by:

•       sales of mass market titles including Disney/Pixar’sThe Incredibles, The SpongeBob SquarePants Movie, and WWE Day of Reckoning;

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

Net sales of video games for Game Boy Advance in fiscal 2005 were primarily driven by:

•       strong sales of Disney/Pixar’sThe Incredibles, The SpongeBob SquarePants Movie and SonicAdvance3;

•       strong catalog sales, in particular Disney/Pixar’s Finding Nemo, SpongeBob SquarePants: Battle for Bikini Bottom and Scooby-Doo! Monsters Unleashed; and

•       strong sales of other key titles, such as Finding Nemo: The Continuing Adventures and Tak2: The Staff of Dreams.

Net sales of video games for Game Boy Advance in fiscal 2004 were primarily driven by:

•       Disney/Pixar’sFinding Nemo and, SpongeBob SquarePants: Battle for Bikini Bottom; and

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

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

Our costs and expenses increased in fiscal 2005 (as restated) to $684.0 million, from $594.0 million in fiscal 2004 (as restated); however, total costs and expenses as a percentage of net sales decreased from 93% of net sales to 90% of net sales. As a percentage of net sales, the greatest increase in costs were due to product development expenses as we more than doubled the size of our internal product development organization, aggressively ramped up development of next-generation console games and increased development of wireless games.

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

Product Development  (in thousands, as restated(1))

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$73,637	9.7%	$37,758	5.9%	95.0%

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. For fiscal 2005, product development expenses increased by $35.9 million from fiscal 2004. This increase was primarily due to the following factors: (1) a significant increase in internal development headcount to approximately 900 from 400 compared to fiscal 2004 due in part to the acquisitions of Relic and Blue Tongue and the formation of Concrete Games, (2) spending on development for games for next-generation platforms, and (3) increased spending on product development for our wireless content as we continue to increase our wireless product offerings.

Selling and Marketing (in thousands, as restated(1))

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$110,727	14.6%	$87,664	13.7%	26.3%

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

Selling and marketing expense consists of personnel-related costs, advertising and promotional expenses. For fiscal 2005, selling and marketing expenses increased as a percentage of net sales as compared to fiscal 2004. Selling and marketing expenses increased in absolute dollars by $23.1 million for fiscal 2005 compared to fiscal 2004. This increase was primarily due to promotional efforts to support the new releases of original titles The Punisher and Full Spectrum Warrior, as well as Disney/Pixar’s The Incredibles, The SpongeBob SquarePants Movie, and WWE SmackDown! vs. Raw, and other releases.

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

General and Administrative (in thousands, as restated(1))

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$55,153	7.3%	$47,609	7.4%	15.8%

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, fees for professional services such as legal and accounting, depreciation and amortization, allowances for bad debts, foreign exchange transaction gains and losses, and facilities. General and administrative expenses increased by $7.5 million for fiscal 2005 as compared to fiscal 2004. Fiscal 2004 included a charge of $7.0 million for doubtful accounts related to KB Toys’ bankruptcy filing. Excluding this $7.0 million expense, general and administrative expenses increased by $14.5 million for fiscal 2005 as compared to fiscal 2004. The increase is primarily attributable to growth in our international and wireless operations, as well as Sarbanes-Oxley compliance and professional fees. In addition, the increase also includes $1.5 million of amortization expense for intangible assets obtained through the fiscal 2005 acquisitions of Relic and Blue Tongue, and the acquisition of a controlling interest in Minick during fiscal 2005.

Other Income

Other income for fiscal 2004 consisted of a $4.0 million settlement of a dispute we had with our directors’ and officers’ insurance carrier related to a previous securities litigation settlement.

Income Taxes

The effective income tax rate was 20% for fiscal 2005 compared to 36% for fiscal 2004. The fiscal 2005 effective income tax rate benefited from the following two factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of current fiscal year research and development income tax credits. Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 30%.

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

Cash Flow from Operating Activities.   Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers. Our principal uses of cash are for product purchasesof discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development and selling and marketing expenses.

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

Accrued and Other Current Liabilities.   Accrued and other current liabilities increased $32.5 million in fiscal 2006 (as restated), from $78.4 million at March 31, 2005 to $110.9 million at March 31, 2006 (as restated). The increase in accrued and other current liabilities is primarily due to movement of accrued royalties from long-term into short-term as they are expected to be paid out within a year as well as an increase in amounts due to third-party developers for the production of our games.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in Item 1A “Risk Factors” in this Annual Report on Form 10-K/A.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2006 (January 19, 2007 as to the effect of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (restated)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California

June 6, 2006 (January 19, 2007 as to the effects of the matters discussed in Note 21 and the effect of the restatement discussed in Note 2)

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	March 31, 2005
	As restated(1)	As restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$91,517	$98,175
Short-term investments	280,120	232,998
Cash, cash equivalents and short-term investments	371,637	331,173
Accounts receivable, net of allowances	78,876	73,700
Inventory	28,620	23,802
Licenses	20,849	12,464
Software development	91,843	57,107
Income taxes receivable	4,686	8,996
Prepaid expenses and other current assets	12,420	14,530
Total current assets	608,931	521,772
Property and equipment, net	37,485	26,822
Licenses, net of current portion	60,623	75,523
Software development, net of current portion	17,236	8,144
Income taxes receivable, net of current portion	10,273	9,513
Goodwill	90,872	83,440
Other long-term assets, net	23,048	21,392
TOTAL ASSETS	$848,468	$746,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,871	$36,499
Accrued and other current liabilities	110,924	78,369
Deferred income taxes	3,578	6,841
Total current liabilities	149,373	121,709
Other long-term liabilities	60,323	72,059
Deferred income taxes, net of current portion	9,681	3,842
Commitments and contingencies	—	—
Minority interest	1,340	1,238
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 64,140,977 and 60,689,622 shares issued and outstanding as of March 31, 2006 and 2005, respectively	642	607
Additional paid-in capital	405,425	355,089
Accumulated other comprehensive income	10,367	12,851
Retained earnings	211,317	179,211
Total stockholders’ equity	627,751	547,758
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$848,468	$746,606

(1)           See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated  financial statements.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)
Net sales	$806,560	$756,731	$640,846
Costs and expenses:
Cost of sales	287,946	255,187	234,574
License amortization and royalties	80,508	85,926	71,132
Software development amortization	116,371	93,622	105,632
Product development	85,323	73,637	37,758
Selling and marketing	123,926	110,727	87,664
Payment to venture partner	12,572	9,774	9,675
General and administrative	68,336	55,153	47,609
Total costs and expenses	774,982	684,026	594,044
Income from operations	31,578	72,705	46,802
Interest income	8,212	4,188	2,333
Other income	—	—	4,000
Income before income taxes and minority interest	39,790	76,893	53,135
Income taxes	7,621	15,235	19,063
Income before minority interest	32,169	61,658	34,072
Minority interest	(63)	(261)	—
Net income	$32,106	$61,397	$34,072
Net income per share—basic	$0.51	$1.05	$0.59
Net income per share—diluted	$0.49	$1.02	$0.58
Shares used in per share calculation—basic	62,615	58,545	57,279
Shares used in per share calculation—diluted	65,520	60,367	58,605

(1)          See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

Fiscal Years Ended March 31, 2004, 2005 and 2006

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Paid-In Capital	Income (Loss)	Earnings	Total
			As restated(1)		As restated(1)	As restated(1)
Balance at March 31, 2003—As previously reported	57,011,819	$570	$305,138	$1,496	$89,209	$396,413
Cumulative effect of restatement—Note 2	—	—	6,363	—	(5,467)	896
Balance at March 31, 2003, as restated	57,011,819	570	311,501	1,496	83,742	397,309
Exercise of options	1,302,285	13	7,108	—	—	7,121
Issuance of warrants	—	—	956	—	—	956
Repurchase of common stock	(1,063,637)	(10)	(10,984)	—	—	(10,994)
Stock-based compensation	—	—	1,764	—	—	1,764
Tax benefit related to the exercise of employee stock options	—	—	845	—	—	845
Comprehensive income:
Net income	—	—	—	—	34,072	34,072
Other comprehensive income
Foreign currency translation gain	—	—	—	5,431	—	5,431
Unrealized gain on investments	—	—	—	1,375	—	1,375
Comprehensive income						40,878
Balance at March 31, 2004, as restated	57,250,467	$573	$311,190	$8,302	$117,814	$437,879
Exercise of options	4,189,155	42	42,803	—	—	42,845
Issuance of warrants	—	—	2,422	—	—	2,422
Repurchase of common stock	(750,000)	(8)	(9,072)	—	—	(9,080)
Stock-based compensation	—	—	806	—	—	806
Tax benefit related to the exercise of employee stock options	—	—	6,940	—	—	6,940
Comprehensive income:
Net income	—	—	—	—	61,397	61,397
Other comprehensive income
Foreign currency translation gain	—	—	—	2,802	—	2,802
Unrealized gain on investments, net of $1.9 million tax expense	—	—	—	1,747	—	1,747
Comprehensive income						65,946
Balance at March 31, 2005, as restated	60,689,622	$607	$355,089	$12,851	$179,211	$547,758
Exercise of options	3,187,569	32	37,755	—	—	37,787
Issuance of restricted stock	263,786	3	855	—	—	858
Stock-based compensation	—	—	2,564	—	—	2,564
Tax benefit related to the exercise of employee stock options	—	—	9,162	—	—	9,162
Comprehensive income:
Net income	—	—	—	—	32,106	32,106
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(3,085)	—	(3,085)
Unrealized gain on investments, net of $0.4 million tax expense	—	—	—	601	—	601
Comprehensive income						29,622
Balance at March 31, 2006, as restated	64,140,977	$642	$405,425	$10,367	$211,317	$627,751

(1)                See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

1

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)
OPERATING ACTIVITIES:
Net income	$32,106	$61,397	$34,072
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	63	261	—
Depreciation and amortization	14,162	10,485	7,227
Amortization of licenses and software development	112,916	121,801	126,686
Loss on disposal of property and equipment	538	48	258
Stock-based compensation	3,422	806	1,764
Tax benefit related to the exercise of employee stock options	9,162	6,940	845
Deferred income taxes	2,082	7,569	2,858
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(5,902)	(8,507)	(21,766)
Inventory	(5,501)	(1,015)	3,427
Licenses	(13,392)	(107,679)	(24,072)
Software development	(134,943)	(92,863)	(80,803)
Prepaid expenses and other current assets	1,970	(4,362)	2,318
Accounts payable	(397)	11,205	(343)
Accrued and other liabilities	22,925	73,741	16,435
Income taxes	3,578	(19,372)	2,248
Net cash provided by operating activities	42,789	60,455	71,154
INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	510,555	394,965	400,957
Purchase of short-term investments	(557,677)	(431,846)	(419,782)
Purchases of long-term marketable securities	—	—	(24,320)
Other long-term assets	(3,366)	(5,125)	(70)
Acquisitions, net of cash acquired	(12,282)	(19,234)	(2,300)
Purchases of property and equipment	(23,112)	(16,651)	(7,638)
Net cash used in investing activities	(85,882)	(77,891)	(53,153)
FINANCING ACTIVITIES:
Stock repurchase	—	(9,080)	(10,994)
Proceeds from exercise of warrants and stock options	37,787	42,844	7,121
Net cash provided by (used in) financing activities	37,787	33,764	(3,873)
Effect of exchange rate changes on cash	(1,352)	605	4,079
Net increase (decrease) in cash and cash equivalents	(6,658)	16,933	18,207
Cash and cash equivalents—beginning of period	98,175	81,242	63,035
Cash and cash equivalents—end of period	$91,517	$98,175	$81,242
Supplemental cash flow information:
Cash paid during the period for income taxes	$6,037	$21,825	$15,625
Cash paid during the period for interest	$155	$199	$144

(1)   See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

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

Principles of Consolidation.   The consolidated financial statements include the accounts of THQ Inc. and our wholly owned and majority owned subsidiaries as well as the venture we have with JAKKS Pacific, Inc. See “Note 17—Agreement with JAKKS Pacific, Inc.”  The results of operations for acquisitions of companies have been included in the consolidated statements of operations beginning on the closing date of acquisition. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Short-Term Investments.   We consider all highly liquid investments with maturities less than three months when purchased to be cash equivalents. Investments with maturities greater than three months, but less than one year, when purchased are considered short-term investments. Our short-term investments are primarily auction rate securities. These auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had $280.1 million and $209.4 million of investments in auction rate securities as of March 31, 2006 and March 31, 2005, respectively. These short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes, in the consolidated financial statements. At March 31, 2006, we did not have any short-term investments classified as held to maturity, and at March 31, 2005, our short-term investments classified as held to maturity were municipal bonds with maturity dates of less than one year.

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

Product Sales:   We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis. We estimate such price protection, returns or other allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. See “Note 4—Allowance for Price Protection, Returns and Doubtful Accounts.” Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

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

	Fiscal Year Ended March 31, 2006
	As previously reported	Adjustments	As restated
Net income—as reported	$34,269	$(2,163)	$32,106
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	1,153	1,243	2,396
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(13,389)	258	(13,131)
Net income—pro forma	$22,033	$(662)	$21,371
Earnings per share:
Basic—as reported	$0.55	$(0.04)	$0.51
Basic—pro forma	$0.35	$(0.01)	$0.34
Diluted—as reported	$0.52	$(0.03)	$0.49
Diluted—pro forma	$0.34	$(0.01)	$0.33

	Fiscal Year Ended March 31, 2005
	As previously reported	Adjustments	As restated
Net income—as reported	$62,790	$(1,393)	$61,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	—	595	595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(12,996)	(4,062)	(17,058)
Net income—pro forma	$49,794	$(4,860)	$44,934
Earnings per share:
Basic—as reported	$1.07	$(0.02)	$1.05
Basic—pro forma	$0.85	$(0.08)	$0.77
Diluted—as reported	$1.04	$(0.02)	$1.02
Diluted—pro forma	$0.82	$(0.07)	$0.75

	Fiscal Year Ended March 31, 2004
	As previously reported	Adjustments	As restated
Net income—as reported	$35,839	$(1,767)	$34,072
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	54	1,235	1,289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(14,890)	(1,553)	(16,443)
Net income—pro forma	$21,003	$(2,085)	$18,918
Earnings per share:
Basic—as reported	$0.63	$(0.04)	$0.59
Basic—pro forma	$0.37	$(0.04)	$0.33
Diluted—as reported	$0.61	$(0.03)	$0.58
Diluted—pro forma	$0.36	$(0.04)	$0.32

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

2.   Restatement of Consolidated Financial Statements

Subsequent to the issuance of our fiscal 2006 consolidated financial statements and as a result of an internal review of our historical stock option grant practices and based on the conclusions of an independent investigation by a Special Committee of our Board of Directors, we have concluded that incorrect measurement dates were previously used for financial accounting and reporting purposes on a number of occasions.

As a result, we have restated our consolidated balance sheets as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended March 31, 2006, 2005, and 2004.

We have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants from amounts previously reported. These adjustments, after tax, aggregate to $10.8 million for the period from January 1, 1996 through March 31, 2006. The adjustments, after tax, for fiscal years 2006, 2005 and 2004 were $2.2 million, $1.4 million and $1.8 million, respectively.

The nature of our accounting errors were primarily in one of the following three categories of option grants:

Company-Wide Stock Option Grants not Determined with Finality.   The Special Committee determined that, in connection with certain company-wide stock option grants that we made to non-executive employees in various years, we used incorrect measurement dates for accounting and reporting purposes because the list of grantees and the options awarded to each grantee was not determined with finality until a date subsequent to the measurement dates we previously used. In most such situations, our practice was to set the exercise price for the option at the closing price of our common stock on the date the Compensation Committee of the Board delegated authority to our Chief Executive Officer to award up to a specified aggregate number of options, which was prior to the date that the list of grantees and the options awarded to each grantee was finalized by the Chief Executive Officer. We have recognized additional stock-based compensation expense of $6.7 million for the period from January 1, 1996 through March 31, 2006 related to this type of error.

Stock Option Grants Priced using Previous Day Closing Price.   The Special Committee determined that in three instances throughout 1998 and 1999, the exercise price was set at the closing price of our common stock on the day prior to the Compensation Committee meeting where such grants were made. Our option plans in effect at the time stated that the grant price could not be less than the fair market value of the option on the date of grant, which was defined in the plans as the closing price of our common stock on the date of grant.  The Special Committee therefore determined that the measurement date used for accounting purposes should be the date of the meeting. We have recognized additional stock-based compensation expense of $1.8 million for the period from January 1, 1996 through March 31, 2006 related to this type of error.

Incorrect Measurement Dates for New Hire Stock Option Grants.   The Special Committee also identified accounting errors related to our new hire stock option grant practices. The Special Committee determined that our new hire stock option granting practice, primarily for our international employees, resulted in a measurement date for accounting purposes that was subsequent to the date that we had previously used for accounting purposes. These errors occurred because the details of stock option grants to international employees were not contained in offer letters and in most cases the number of options the individual was entitled to receive was determined after his or her start date. There were also some instances where grants were made to employees prior to the date they started providing services to the Company, generally because the employee had accepted an employment offer and his or her name was placed on a grant list that was then approved prior to his or her actual start date. We have recognized additional stock-based compensation expense of $1.6 million for the period from January 1, 1996 through March 31, 2006 related to these types of errors.

The incremental impact, per fiscal year, from recognizing additional stock-based compensation expense and related payroll tax expenses resulting from the investigation of our historical stock option grant practices is as follows (in thousands):

Fiscal Year	Pre-Tax Expense	After Tax Expense
1996	$52	$52
1997	273	229
1998	817	578
1999	767	555
2000	861	654
2001	1,739	1,293
2002	2,440	1,802
Transition 2003(1)	408	304
Total 1996 - 2003 impact	7,357	5,467
2004	2,101	1,767
2005	1,362	1,393
2006	2,442	2,163
	$13,262	$10,790

Notes:

(1)          Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003.

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1.

The following tables set forth the effects of the adjustments on our Consolidated Balance Sheets as of March 31, 2006 and 2005 and our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004:

CONSOLIDATED BALANCE SHEET DATA

	As of March 31, 2006
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Income taxes receivable	$6,832	$(2,146)	$4,686
Total current assets	611,077	(2,146)	608,931
Total assets	850,614	(2,146)	848,468
Accrued and other current liabilities	109,421	1,503	110,924
Total current liabilities	147,870	1,503	149,373
Deferred income taxes, net of current portion	10,272	(591)	9,681
Additional paid-in capital	397,693	7,732	405,425
Retained earnings	222,107	(10,790)	211,317
Total stockholders’ equity	630,809	(3,058)	627,751
Total liabilities and stockholders’ equity	850,614	(2,146)	848,468

	As of March 31, 2005
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Income taxes receivable	$9,783	$(787)	$8,996
Total current assets	522,559	(787)	521,772
Total assets	747,393	(787)	746,606
Accrued and other current liabilities	77,532	837	78,369
Total current liabilities	120,872	837	121,709
Deferred income taxes, net of current portion	4,466	(624)	3,842
Additional paid-in capital	347,462	7,627	355,089
Retained earnings	187,838	(8,627)	179,211
Total stockholders’ equity	548,758	(1,000)	547,758
Total liabilities and stockholders’ equity	747,393	(787)	746,606

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Fiscal Year Ended March 31, 2006
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Product development	$84,242	$1,081	$85,323
Selling and marketing	123,552	374	123,926
General and administrative	67,615	721	68,336
Total costs and expenses	772,806	2,176	774,982
Income from operations	33,754	(2,176)	31,578
Interest income	8,478	(266)	8,212
Income before income taxes and minority interest	42,232	(2,442)	39,790
Income taxes	7,900	(279)	7,621
Income before minority interest	34,332	(2,163)	32,169
Net income	34,269	(2,163)	32,106
Net income per share—basic	$0.55	$(0.04)	$0.51
Net income per share—diluted	$0.52	$(0.03)	$0.49
Shares used in per share calculation—basic	62,615	—	62,615
Shares used in per share calculation—diluted	65,575	(55)	65,520

	Fiscal Year Ended March 31, 2005
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Product development	$72,959	$678	$73,637
Selling and marketing	110,514	213	110,727
General and administrative	54,831	322	55,153
Total costs and expenses	682,813	1,213	684,026
Income from operations	73,918	(1,213)	72,705
Interest income	4,337	(149)	4,188
Income before income taxes and minority interest	78,255	(1,362)	76,893
Income taxes	15,204	31	15,235
Income before minority interest	63,051	(1,393)	61,658
Net income	62,790	(1,393)	61,397
Net income per share—basic	$1.07	$(0.02)	$1.05
Net income per share—diluted	$1.04	$(0.02)	$1.02
Shares used in per share calculation—basic	58,545	—	58,545
Shares used in per share calculation—diluted	60,365	2	60,367

	Fiscal Year Ended March 31, 2004
(In thousands, except per share data)	As previously reported	Adjustments	As restated
Product development	$36,850	$908	$37,758
Selling and marketing	87,119	545	87,664
General and administrative	47,006	603	47,609
Total costs and expenses	591,988	2,056	594,044
Income from operations	48,858	(2,056)	46,802
Interest income	2,378	(45)	2,333
Income before income taxes and minority interest	55,236	(2,101)	53,135
Income taxes	19,397	(334)	19,063
Income before minority interest	35,839	(1,767)	34,072
Net income	35,839	(1,767)	34,072
Net income per share—basic	$0.63	$(0.04)	$0.59
Net income per share—diluted	$0.61	$(0.03)	$0.58
Shares used in per share calculation—basic	57,279	—	57,279
Shares used in per share calculation—diluted	58,506	99	58,605

The effects of the adjustments on our Condensed Consolidated Statements of Operations for each of the quarters in fiscal years 2006 and 2005 is contained in Note 20—Quarterly Financial Data (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS DATA

	Fiscal Year Ended March 31, 2006
(In thousands)	As previously reported	Adjustments	As restated
OPERATING ACTIVITIES:
Net income	$34,269	$(2,163)	$32,106
Stock-based compensation	1,867	1,555	3,422
Tax benefit related to the exercise of employee stock options	10,612	(1,450)	9,162
Deferred income taxes	2,050	32	2,082
Accrued and other liabilities	22,259	666	22,925
Income taxes	2,218	1,360	3,578

	Fiscal Year Ended March 31, 2005
(In thousands)	As previously reported	Adjustments	As restated
OPERATING ACTIVITIES:
Net income	$62,790	$(1,393)	$61,397
Stock-based compensation	—	806	806
Tax benefit related to the exercise of employee stock options	6,640	300	6,940
Deferred income taxes	7,442	127	7,569
Accrued and other liabilities	73,309	432	73,741
Income taxes	(19,100)	(272)	(19,372)

	Fiscal Year Ended March 31, 2004
(In thousands)	As previously reported	Adjustments	As restated
OPERATING ACTIVITIES:
Net income	$35,839	$(1,767)	$34,072
Stock-based compensation	84	1,680	1,764
Tax benefit related to the exercise of employee stock options	2,367	(1,522)	845
Deferred income taxes	2,464	394	2,858
Accrued and other liabilities	16,052	383	16,435
Income taxes	1,416	832	2,248

3.   Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31,
	2006	2005
Cash and cash equivalents	$91,517	$98,175
Short-term investments:
Available-for-sale securities:
Corporate notes and bonds	19,000	23,200
Municipal securities	261,120	186,178
	280,120	209,378
Held-to-maturity securities:
Municipal securities	—	23,620
	—	23,620
Total short-term investments	280,120	232,998
Cash, cash equivalents and short-term investments	$371,637	$331,173

As of March 31, 2006 and 2005, we did not have any unrealized gains or losses on our available-for-sale or held-to-maturity securities.

There were no realized gains or (losses) from sales of available-for-sale securities in fiscal 2006, and realized gains from sales of available-for-sale securities were $130,000 and $126,000 for fiscal 2005 and 2004, respectively. There were no unrealized gains or (losses) from available-for-sale securities for fiscal 2006, 2005 and 2004 except for Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 9—Other Long-Term Assets”).

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

4.   Allowance for Price Protection, Returns and Doubtful Accounts

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

5.   Balance Sheet Details

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

Accrued and Other Current Liabilities.   Accrued and other current liabilities at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31, 2006	March 31, 2005
	As restated(1)	As restated(1)
Accrued liabilities	$34,194	$27,173
Accrued compensation	23,367	17,409
Accrued payment to venture partner	1,419	639
Accrued royalties	51,944	33,148
Accrued and other current liabilities	$110,924	$78,369

(1)          See Note 2, “Restatement of Consolidated Financial Statements”

Other Long-Term Liabilities.   Other long-term liabilities at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31, 2006	March 31, 2005
Accrued royalties	$58,025	$70,000
Accrued liabilities	2,298	2,059
Other long-term liabilities	$60,323	$72,059

6.   Business Combinations

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

7.   Goodwill

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

8.   Other Intangible Assets

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
$4,960

9.   Other Long-Term Assets

In addition to other intangible assets See “Note 8—Other Intangible Assets,” other long-term assets include our investment in Yuke’s. We own less than a 20% interest in a Japanese developer, Yuke’s, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. In fiscal 2006 and 2005, the unrealized holding gains were approximately $1.0 million and $3.6 million, respectively. Due to the long-term nature of this relationship, this investment is included in other long-term assets in the consolidated balance sheet. Under separate development agreements, Yuke’s creates certain World Wrestling Entertainment wrestling games for us.

Other long-term assets as of March 31, 2006 and 2005 are as follows (in thousands):

	March 31, 2006	March 31, 2005
Investment in Yuke’s	$9,217	$8,244
Other intangible assets (see Note 8)	4,960	7,282
Other	8,871	5,866
Total other long-term assets	$23,048	$21,392

10.   Capital Stock Transactions

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

11.   Accumulated Other Comprehensive Income

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

12.   Net Income Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)
Net income used to compute basic and diluted earnings per share	$32,106	$61,397	$34,072
Weighted average number of shares outstanding—basic	62,615	58,545	57,279
Dilutive effect of stock options and warrants	2,905	1,822	1,326
Number of shares used to compute earnings per share—diluted	65,520	60,367	58,605

(1)   See Note 2, “Restatement of Consolidated Financial Statements”

The following amounts of options and warrants were excluded from the computation of diluted earnings per share as their exercise prices were in excess of the average market price of the common shares for the periods presented (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2006	2005	2004
Outstanding options and warrants	738	3,123	6,325
Average exercise price	$21.18	$17.52	$16.55

13.   Income Taxes

United States and foreign income before taxes and details of the provision for income tax are as follows (in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)
Income before income taxes:
United States	$29,753	$67,826	$44,420
Foreign	10,037	9,067	8,715
	$39,790	$76,893	$53,135
Provision for income tax expense (benefit):
Current
Federal	$(9,877)	$323	$10,473
State	1,151	(3,695)	2,621
Foreign	5,325	2,593	4,495
Total current	(3,401)	(779)	17,589
Deferred
Federal	8,967	7,867	2,388
State	(5,057)	1,393	261
Foreign	(1,679)	1,754	(2,020)
Total deferred	2,231	11,014	629
Add back benefit (expense) recorded to stockholders’ equity:
Tax benefit related to stock option exercises	9,162	6,940	845
Tax expense related to unrealized gain on investments	(371)	(1,940)	—
Provision for income tax	$7,621	$15,235	$19,063

(1)   See Note 2, “Restatement of Consolidated Financial Statements”

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income before income taxes and minority interest, were as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit and research and development credits	(2.5)	(2.3)	3.5
Research and development credits	(5.4)	(7.9)	—
Tax exempt interest income	(5.1)	(1.1)	(1.0)
Rate differences in foreign taxes and other	(2.9)	(3.9)	(1.6)
Effective tax rate	19.1%	19.8%	35.9%

(1)   See Note 2, “Restatement of Consolidated Financial Statements”

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability are as follows (in thousands):

	March 31,
	2006	2005
	As restated(1)	As restated(1)
Deferred income tax assets:
Accruals, reserves and other expenses	$27,816	$22,988
Tax credit carryforwards	10,123	—
Net operating loss carryforwards	4,855	1,328
State income tax	—	1,382
Total	42,794	25,698
Valuation allowance	(5,576)	(2,158)
Deferred tax asset, net of valuation allowance	37,218	23,540
Deferred income tax liabilities:
Software development costs	42,422	26,019
Depreciation and amortization	4,441	5,122
Unrealized gain on marketable equity securities	1,632	1,290
Other	1,982	1,792
Total	50,477	34,223
Net deferred tax liability	$13,259	$10,683

(1)   See Note 2, “Restatement of Consolidated Financial Statements”

As of March 31, 2006, net deferred tax liabilities of $3.6 million and $9.7 million were classified as current and long-term liabilities, respectively. As of March 31, 2005, net deferred tax liabilities of $6.8 million and $3.8 million were classified as current and long-term liabilities, respectively. The non-current portion of income tax receivable is recorded net of an $11.8 million contingent tax liability. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year tax returns. Moreover, the IRS has commenced a routine examination of our U.S. income tax returns for the fiscal years 2003 and 2004. A portion of the contingent tax liability relates to the fiscal years under examination. While the ultimate resolution of tax audits involves a degree of uncertainty, we believe that adequate tax accruals have been provided for any adjustments that are expected to result for these years.

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

14.   Employee Defined Contribution Plan

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

15.   Stock-based Compensation

As of March 31, 2006, we utilize two stock option plans:  the THQ Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) and the THQ Inc. Third Amended and Restated Non-executive Employee Stock Option Plan (the “NEEP Plan”). The 1997 Plan provides for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors, and the NEEP plan provides for the issuance of up to 2,142,000 shares available for non-executive employees of THQ of which no more than 20% is available for awards to our non-executive officers and no more than 15% is available for awards to the non-executive officers or general managers of our subsidiaries or divisions. As of March 31, 2006, we had 2,007,949 shares under the 1997 Plan available for grant and 237,031 shares under the NEEP Plan available for grant. On April 3, 2006 we granted 681,000 options to certain officers of THQ, reducing the amount of options available for grant to 1,564,148.

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

The estimated fair value of the employee stock-based compensation granted in the fiscal years ended March 31, 2006, 2005 and 2004 was $30.1 million, $23.3 million and $21.4 million, respectively. Additionally, during fiscal 2006 we began issuing PARS and PARSUs. We issued 263,786 shares of PARS and 20,250 units of PARSUs with an estimated fair value of $5.1 million and $0.4 million, respectively, in the fiscal year ended March 31, 2006.

The following table sets forth the weighted-average grant-date fair value of options granted during the years presented:

	Fiscal Year Ended March 31,
	2006	2005	2004
Exercise price less than market value	$10.61	$6.78	$7.68
Exercise price equal to market value	$8.54	$6.73	$5.64
Exercise price greater than market value	$7.78	$6.31	$—
	$9.15	$6.74	$5.93

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable at March 31, 2006	Weighted Average Exercise Price
$0.99 - $0.99	75,741	0.41	$0.99	75,741	$0.99
$6.18 - $8.80	596,884	2.01	$8.35	412,924	$8.18
$8.90 - $12.82	2,589,325	2.93	$11.82	997,415	$11.67
$12.84 - $19.00	2,788,319	3.02	$16.39	1,064,421	$15.60
$19.01 - $23.53	2,536,444	3.30	$20.43	910,638	$20.21
$23.55 - $26.96	487,890	4.59	$24.53	19,126	$25.43
	9,074,603	3.07	$16.00	3,480,265	$15.20

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

16.   Stockholders Rights Plan

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

17.   Agreement with JAKKS Pacific, Inc.

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

We are currently involved in litigation with WWE and JAKKS with respect to the license. See “Note 18—Commitments and Contingencies.”  Further, pursuant to the terms of the operating agreement with JAKKS, we are currently renegotiating the amount of the preferred payment for the period subsequent to June 30, 2006, but have not yet reached an agreement.

18. Commitments and Contingencies

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

Rent xpense was $10.6 million, $6.0 million and $4.5 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

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

See Note 21 for more information regarding legal and regulatory proceedings that arose following March 31, 2006 relating to our stock option granting practices.

Other

Additionally, we are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of this pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

19.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our sales and total assets for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
	As restated(1)			As restated(1)
Year ended March 31, 2006
Net sales to unaffiliated customers	$489,945	$269,928	$46,687	$806,560
Total assets	774,126	62,664	11,678	848,468
Year ended March 31, 2005
Net sales to unaffiliated customers	$470,619	$245,083	$41,029	$756,731
Total assets	671,497	64,948	10,161	746,606
Year ended March 31, 2004
Net sales to unaffiliated customers	$453,426	$161,857	$25,563	$640,846
Total assets	479,948	41,515	6,438	527,901

(1)          See Note 2, “Restatement of Consolidated Financial Statements”

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

20.   Quarterly Financial Data (Unaudited)

We have restated our consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 to record additional non-cash stock-based compensation and related tax accruals resulting from stock options granted during fiscal years 1996 to 2006 that were incorrectly accounted for under generally accepted accounting principles in the United States (See Note 2). The following table summarizes the quarterly impact of these adjustments on results of operations (in thousands, except per share amounts):

Twelve Months Ended March 31, 2006

Quarter Ended June 30, 2005	As previously reported	Adjustments	As restated
Net sales	$157,967	$—	$157,967
Expenses and other	163,623	290	163,913
Loss before income taxes and minority interest	(5,656)	(290)	(5,946)
Income taxes	(1,753)	(19)	(1,772)
Loss before minority interest	(3,903)	(271)	(4,174)
Minority interest	(57)	—	(57)
Net loss	$(3,960)	$(271)	$(4,231)
Net loss per share—basic	$(0.06)	$(0.01)	$(0.07)
Net loss per share—diluted	$(0.06)	$(0.01)	$(0.07)
Shares used in per share calculation—basic	60,929	—	60,929
Shares used in per share calculation—diluted	60,929	—	60,929

Quarter Ended September 30, 2005	As previously reported	Adjustments	As restated
Net sales	$142,692	$—	$142,692
Expenses and other	144,747	549	145,296
Loss before income taxes and minority interest	(2,055)	(549)	(2,604)
Income taxes	(637)	(26)	(663)
Loss before minority interest	(1,418)	(523)	(1,941)
Minority interest	3	—	3
Net loss	$(1,415)	$(523)	$(1,938)
Net loss per share—basic	$(0.02)	$(0.01)	$(0.03)
Net loss per share—diluted	$(0.02)	$(0.01)	$(0.03)
Shares used in per share calculation—basic	62,299	—	62,299
Shares used in per share calculation—diluted	62,299	—	62,299

Quarter Ended December 31, 2005	As previously reported	Adjustments	As restated
Net sales	$357,848	$—	$357,848
Expenses and other	292,159	786	292,945
Income before income taxes and minority interest	65,689	(786)	64,903
Income taxes	18,044	(127)	17,917
Income before minority interest	47,645	(659)	46,986
Minority interest	(62)	—	(62)
Net income	$47,583	$(659)	$46,924
Net income per share—basic	$0.76	$(0.01)	$0.75
Net income per share—diluted	$0.72	$(0.01)	$0.71
Shares used in per share calculation—basic	62,982	—	62,982
Shares used in per share calculation—diluted	65,919	(151)	65,768

Quarter Ended March 31, 2006	As previously reported	Adjustments	As restated
Net sales	$148,053	$—	$148,053
Expenses and other	163,799	817	164,616
Loss before income taxes and minority interest	(15,746)	(817)	(16,563)
Income taxes	(7,754)	(107)	(7,861)
Loss before minority interest	(7,992)	(710)	(8,702)
Minority interest	53	—	53
Net loss	$(7,939)	$(710)	$(8,649)
Net loss per share—basic	$(0.12)	$(0.02)	$(0.14)
Net loss per share—diluted	$(0.12)	$(0.02)	$(0.14)
Shares used in per share calculation—basic	63,686	—	63,686
Shares used in per share calculation—diluted	63,686	—	63,686

Twelve Months Ended March 31, 2005

Quarter Ended June 30, 2004	As previously reported	Adjustments	As restated
Net sales	$88,194	$—	$88,194
Expenses and other	94,242	436	94,678
Loss before income taxes and minority interest	(6,048)	(436)	(6,484)
Income taxes	(2,147)	21	(2,126)
Loss before minority interest	(3,901)	(457)	(4,358)
Minority interest	—	—	—
Net loss	$(3,901)	$(457)	$(4,358)
Net loss per share—basic	$(0.07)	$(0.01)	$(0.08)
Net loss per share—diluted	$(0.07)	$(0.01)	$(0.08)
Shares used in per share calculation—basic	57,576	—	57,576
Shares used in per share calculation—diluted	57,576	—	57,576

Quarter Ended September 30, 2004	As previously reported	Adjustments	As restated
Net sales	$96,295	$—	$96,295
Expenses and other	106,328	274	106,602
Loss before income taxes and minority interest	(10,033)	(274)	(10,307)
Income taxes	(3,774)	16	(3,758)
Loss before minority interest	(6,259)	(290)	(6,549)
Minority interest	(95)	—	(95)
Net loss	$(6,354)	$(290)	$(6,644)
Net loss per share—basic	$(0.11)	$—	$(0.11)
Net loss per share—diluted	$(0.11)	$—	$(0.11)
Shares used in per share calculation—basic	58,496	—	58,496
Shares used in per share calculation—diluted	58,496	—	58,496

Quarter Ended December 31, 2004*	As previously reported	Adjustments	As restated
Net sales	$400,315	$—	$400,315
Expenses and other	319,249	295	319,544
Income before income taxes and minority interest	81,066	(295)	80,771
Income taxes	18,057	(4)	18,053
Income before minority interest	63,009	(291)	62,718
Minority interest	(74)	—	(74)
Net income	$62,935	$(291)	$62,644
Net income per share—basic	$1.08	$(0.01)	$1.07
Net income per share—diluted	$1.05	$(0.01)	$1.04
Shares used in per share calculation—basic	58,472	—	58,472
Shares used in per share calculation—diluted	59,875	173	60,048

*                    For the quarter ended December 31, 2004, net income included a $7.8 million benefit for research and development income tax credits claimed for prior years.

Quarter Ended March 31, 2005	As previously reported	Adjustments	As restated
Net sales	$171,927	$—	$171,927
Expenses and other	158,657	357	159,014
Income before income taxes and minority interest	13,270	(357)	12,913
Income taxes	3,068	(2)	3,066
Income before minority interest	10,202	(355)	9,847
Minority interest	(92)	—	(92)
Net income	$10,110	$(355)	$9,755
Net income per share—basic	$0.17	$(0.01)	$0.16
Net income per share—diluted	$0.16	$—	$0.16
Shares used in per share calculation—basic	59,636	—	59,636
Shares used in per share calculation—diluted	62,502	(337)	62,165

Due to rounding and reclassifications, some of the figures above may differ slightly from the 10-Q’s previously filed. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for description of certain reclassifications made to the prior period consolidated financial statements to conform to the current period consolidated financial statements.

21.          Subsequent Events Related to the Special Committee and Company Investigations and the Restatement

SEC Informal Inquiry.   On August 4, 2006, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We publicly announced this inquiry on August 7, 2006. Prior to August 4, 2006, we were already conducting an internal review of our historical stock option grant practices with the assistance of outside counsel. We initiated the internal review following extensive news coverage and analyst reports about the option practices of numerous companies across several different industries.

Upon receipt of the notice of informal inquiry from the SEC, our Board of Directors (the “Board”) formed a special committee of outside directors (“Special Committee”) to conduct an independent and comprehensive investigation of our stock option practices and to oversee our response to the SEC. The Special Committee retained independent outside legal counsel and forensic accountants (“Investigative Team”) to aid in its investigation.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee concluded that there was no evidence of fraud or misconduct by any person with respect to the Company’s historical stock option grant practices. The Special Committee identified instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed in detail in Note 2, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. The Special Committee and its Investigative Team reported the Special Committee’s findings and remedial measures to the SEC on January 8, 2007. We do not know when this inquiry will be resolved or what actions, if any, the SEC may take as a result of this inquiry.

Listing on the NASDAQ Stock Market.   On November 13, 2006, we filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. On November 22, 2006 we announced that we received a NASDAQ Staff Determination letter on November 16, 2006 indicating that, as a result of our inability to timely file the Form 10-Q, we were not in compliance with the requirements for the continued listing of our common stock as set forth in NASDAQ Marketplace Rule 4310(c)(14), and that our common stock is, therefore, subject to delisting from the NASDAQ Global Select Market. We requested and have been granted a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to review the Staff Determination. Our oral hearing is scheduled for February 1, 2007 and the delisting action has been stayed pending a final written decision by the Panel. We intend to be in compliance with the applicable NASDAQ Marketplace Rules prior to the hearing date. However, there can be no assurance that the Panel will grant the Registrant’s request for continued listing.

Lawsuits related to our historical stock option granting practices.   On August 25, 2006, a shareholder action captioned Ramsey v. Haller et al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. We have been served with one other shareholder derivative complaint, based on substantially the same allegations, which was filed in California federal court. A third shareholder derivative complaint, filed in California Superior Court, Los Angeles County, has not yet been served on the defendants, but we expect to accept service shortly, Although litigation is subject to inherent uncertainties, we do not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

Nonqualified deferred compensation under Section 409A of the Internal Revenue Code.   Options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. We have determined that options to purchase approximately 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 we unilaterally corrected the affected options that remain outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to give the option holders a cash payment equal to the difference between the initial exercise price and the increased exercise price (“Cash Payment”). We estimate that the Cash Payment will be approximately $2.4 million and will be made in the fourth quarter of fiscal 2007. We will account for the impact of the corrected options as a stock option modification under SFAS 123R.

We also plan to compensate individuals who have exercised options for the consequences of Section 409A. We estimate that we will incur additional compensation expense of $1.6 million in the third quarter of fiscal 2007 in connection with all the actions described above.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a) Definition and limitations of disclosure controls. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis to determine if improvements or modifications are necessary.

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

(b) Evaluation of disclosure controls and procedures. In connection with the original filing of our annual report for the year ended March 31, 2006 of Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2006 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of March 31, 2006. As a result of the findings of the Special Committee as well as our internal review of our historical stock option practices and our need to restate our fiscal 2006, 2005 and 2004 consolidated financial statements, as described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A, management re-evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2006 and determined that there was a material weakness, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting (restated)”. For these reasons, we have now concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2006. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

Management Report on Internal Control Over Financial Reporting (restated)

We, as management of THQ Inc. and its subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal controls over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we had previously concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006. In connection with the restatement discussed under the heading “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K/A, we have subsequently concluded that the material weakness described below existed as of March 31, 2006 and as a result, the Company’s internal control over financial reporting was not effective as of March 31, 2006. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated.

The following is a summary of the material weakness identified by management as of March 31, 2006:

•       We did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with GAAP;

•       We failed to ensure that actions of the Compensation Committee meetings were thoroughly and timely documented; and

•       We failed to ensure that managers and other personnel involved in the stock option grant process understood the consequences of timely approval of finalized employee grant lists.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s restated assessment of the Company’s internal control over financial reporting.

/s/ BRIAN J. FARRELL	/s/ EDWARD K. ZINSER
Brian J. Farrell Chairman of the Board, President and Chief Executive Officer January 19, 2007	Edward K. Zinser Executive Vice President, Chief Financial Officer and Chief Accounting Officer January 19, 2007

Remediation of Material Weakness

In connection with the conclusion of its review, the Special Committee recommended to the Board, and its Compensation Committee, that the Board and Compensation Committee consider and adopt certain remedial measures related to the issues raised in the Special Committee’s investigation, including:

•       Limiting the granting of equity-based compensation to the Board of Directors or the Compensation Committee;

•       Establishing a set day each year for equity grants to non-employee members of the Board of Directors;

•       Enhancing processes surrounding Company-wide annual grants and new hire grants, especially pertaining to advance planning, approval timelines, documentation and communication;

•       Immediately documenting Compensation Committee meetings where stock option grants are approved;

•       Implementing written policies, procedures and controls related to stock option grant practices; and

•       Providing regular training to our accounting, legal and stock administration personnel regarding equity grant accounting rules and proper procedures.

Management along with our Board and Compensation Committee is in the process of implementing such remedial measures.

(c) Changes in internal control over financial reporting. In the fourth quarter of fiscal 2006, we implemented certain components of a new system for project management and project costing (the “Project Management System”) that enhance our ability to track and allocate the overall costs related to the development of our video games. This change materially affected our internal control over financial reporting. The Project Management System is a process improvement initiative intended to strengthen the overall design and operating effectiveness of our financial reporting controls and is not in response to an identified internal control deficiency. Other than the Project Management System implementation, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have continued to implement additional components of the Project Management System that are reasonably likely to have a material affect on our internal control over financial reporting in the first quarter of fiscal 2007.

Item 9B.               Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Agoura Hills, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (restated), that THQ Inc. and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated June 6, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of March 31, 2006. The Company subsequently identified a material misstatement in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently restated its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment. The Company did not design and implement controls necessary to provide reasonable assurance that historical measurement dates for stock option grants to employees were appropriately determined; accordingly, the measurement dates used for certain option grants were not appropriate, and the Company’s accounting for those grants was not in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. This material weakness resulted in the restatement of the Company’s previously issued financial statements as described in Note 2 to the consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended March 31, 2006 (as restated), and this report does not affect our report on such restated financial statements.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of March 31, 2006 (as restated) and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our report dated June 6, 2006 (January 19, 2007 as to the effects of the matters discussed in Note 21 and the effects of the restatement discussed in Note 2) expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Los Angeles, California

June 6, 2006 (January 19, 2007 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (restated))

PART III

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

10.8 #	THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2005 10-Q).
10.9 #	Third Amended and Restated Non-executive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant’s Proxy Statement on Schedule 14A filed July 3, 2003).
10.10 #	THQ Inc. Performance Accelerated Restricted Stock Unit Deferred Compensation Plan, effective as of August 18, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s September 2005 10-Q).
10.11 #	Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.12 #

Form of Severance Agreement for Senior Officers, effective January 27, 2005 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “March 2005 10-K”)).

Exhibit Number	Title
10.13 #	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2004).
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

Exhibit Number	Title
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

Exhibit Number	Title
10.37

Lease agreement dated December 22, 2004 between the Company, as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Registrant’s December 2004 10-Q).

14	Code of Ethics for Executive Officers and Other Senior Financial Officers, as adopted May 27, 2004 (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended March 31, 2006).
21	Subsidiaries of the Registrant (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended March 31, 2006).
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: January 19, 2007	THQ INC.
	By:	/s/ BRIAN J. FARRELL
Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer

Dated: January 19, 2007	THQ INC.
By:	/s/ EDWARD ZINSER
Edward Zinser, Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)