Form 10-Q
period 2006-09-30
THQ INC
filed 2007-01-19
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): .

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of January 12, 2007, there were 65,462,878 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

In this Form 10-Q for the quarterly period ended September 30, 2006, we are presenting restated consolidated statements of operations for the three and six months ended September 30, 2005, and restated consolidated statement of cash flows for the six months ended September 30, 2005. In addition, in Note 2 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements we are providing disclosure regarding the restated consolidated statement of operations for the three months ended June 30, 2005. The consolidated statement of operations for the three months ended September 30, 2006 includes a charge of approximately $300,000 for stock-based compensation expense and related tax effects relating to the three months ended June 30, 2006. Due to the immateriality of this amount, we are not restating our results for the three months ended June 30, 2006 and accordingly, we are not amending our June 30, 2006 10-Q.

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

Special Committee Findings

The Investigative Team reviewed the facts and circumstances surrounding stock option grants made during the period from January 1996 through September 2006 (the “Period”), which included grants made on 426 dates. The Investigative Team conducted an extensive investigation, incurring over 11,000 person-hours searching millions of physical and electronic documents and interviewing more than 35 current and former directors, officers, employees, and advisors. As part of its investigation, the Special Committee evaluated whether the correct measurement dates had been used under applicable accounting principles for the options granted during the Period. The measurement date as defined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations through March 31, 2006, and Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”) subsequent to that date, is the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee concluded that there was no evidence of fraud or misconduct by any person with respect to the Company’s historical stock option grant practices. The Special Committee identified instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed below, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. Most of the additional stock-based compensation expense related to these incorrect measurement dates pertained to grants made to non-executive employees. In connection with the conclusion of its review, the Special Committee recommended to the Board, and its Compensation Committee, that the Board and Compensation Committee consider and adopt certain remedial measures related to the issues raised in the Special Committee’s investigation. See Item 4. “Controls and Procedures” for a complete discussion of our material weakness in internal controls surrounding our stock option grant practices. The Special Committee and its Investigative Team reported the Special Committee’s findings and remedial measures to the SEC on January 8, 2007.

As a result of the internal review and based on the conclusions of the Special Committee following the independent investigation, we have concluded that incorrect measurement dates were previously used for financial accounting and reporting purposes on a number of occasions. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants and we have restated our previously filed financial statements. The adjustments, after tax, for the three and six months ended September 30, 2005 were $0.5 million and $0.8 million, respectively. The adjustment, after tax, for the three months ended June 30, 2005 is $0.3 million. The adjustment, after tax, for the three months ended June 30, 2006 is immaterial and as such it was recorded in the three months ended September 30, 2006.

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

We restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 11 of the Notes to Condensed Consolidated Financial Statements to reflect the impact of these adjustments.

Part I—Financial Information

Item 1.                        Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,018	$91,517
Short-term investments	209,778	280,120
Cash, cash equivalents and short-term investments	283,796	371,637
Accounts receivable, net of allowances	109,921	78,876
Inventory	42,445	28,620
Licenses	46,613	20,849
Software development	123,587	91,843
Income taxes receivable	6,241	4,686
Prepaid expenses and other current assets	36,299	12,420
Total current assets	648,902	608,931
Property and equipment, net	41,314	37,485
Licenses, net of current portion	58,169	60,623
Software development, net of current portion	21,793	17,236
Income taxes receivable, net of current portion	10,273	10,273
Goodwill	95,425	90,872
Other long-term assets, net	20,870	23,048
TOTAL ASSETS	$896,746	$848,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,083	$34,871
Accrued and other current liabilities	114,527	110,924
Deferred income taxes	1,366	3,578
Total current liabilities	173,976	149,373
Other long-term liabilities	55,808	60,323
Deferred income taxes, net of current portion	9,681	9,681
Commitments and contingencies (See Note 10)
Minority interest	1,278	1,340
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 65,115,689 and 64,140,977 shares issued and outstanding as of September 30, 2006 and March 31, 2006, respectively	651	642
Additional paid-in capital	432,951	405,425
Accumulated other comprehensive income	11,596	10,367
Retained earnings	210,805	211,317
Total stockholders’ equity	656,003	627,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$896,746	$848,468

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
	(Unaudited)		(Unaudited)
Net sales	$240,197	$142,692	$379,026	$300,659
Cost and expenses:
Cost of sales	77,016	48,009	126,007	103,535
License amortization and royalties	20,831	10,735	37,144	24,459
Software development amortization	43,656	24,450	68,947	47,795
Product development	25,686	23,871	51,922	45,115
Selling and marketing	38,925	25,780	65,636	61,782
Payment to venture partner	773	677	1,482	2,589
General and administrative	19,645	13,090	35,171	27,340
Total costs and expenses	226,532	146,612	386,309	312,615
Income (loss) from operations	13,665	(3,920)	(7,283)	(11,956)
Interest and other income, net	3,736	1,316	6,476	3,406
Income (loss) before income taxes and minority interest	17,401	(2,604)	(807)	(8,550)
Income taxes	5,857	(663)	(152)	(2,435)
Income (loss) before minority interest	11,544	(1,941)	(655)	(6,115)
Minority interest	45	3	143	(54)
Net income (loss)	$11,589	$(1,938)	$(512)	$(6,169)
Net income (loss) per share—basic	$0.18	$(0.03)	$(0.01)	$(0.10)
Net income (loss) per share—diluted	$0.17	$(0.03)	$(0.01)	$(0.10)
Shares used in per share calculation—basic	64,513	62,299	64,414	61,904
Shares used in per share calculation—diluted	66,726	62,299	64,414	61,904

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	2006	2005
		As restated(1)
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(512)	$(6,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest and other	48	54
Depreciation and amortization	6,952	6,811
Amortization of licenses and software development	75,297	46,086
Loss on disposal of property and equipment	533	13
Stock-based compensation	8,414	1,575
Tax benefit related to stock-based awards	5,254	4,905
Excess tax benefit related to stock-based awards	(3,384)	—
Deferred income taxes	12	631
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(28,435)	(5,851)
Inventory	(13,183)	(13,750)
Licenses	(31,070)	(7,668)
Software development	(101,146)	(58,526)
Prepaid expenses and other current assets	(23,353)	(20,359)
Accounts payable	22,006	(1,846)
Accrued and other liabilities	(2,189)	3,307
Income taxes	(291)	(9,891)
Net cash used in operating activities	(85,047)	(60,678)
INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	302,330	193,935
Purchase of short-term investments	(231,988)	(180,563)
Other long-term assets	(3,409)	(1,844)
Acquisitions, net of cash acquired	(4,950)	(4,800)
Purchases of property and equipment	(8,231)	(13,228)
Net cash provided by (used in) investing activities	53,752	(6,500)
FINANCING ACTIVITIES:
Stock repurchase	(10,061)	—
Proceeds from exercise of stock options	21,753	23,768
Excess tax benefit related to stock-based awards	3,384	—
Net cash provided by financing activities	15,076	23,768
Effect of exchange rate changes on cash	(1,280)	(266)
Net decrease in cash and cash equivalents	(17,499)	(43,676)
Cash and cash equivalents—beginning of period	91,517	98,175
Cash and cash equivalents—end of period	$74,018	$54,499

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. (together with its subsidiaries, “THQ”, we, us, our or the “Company”). In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Examples include price protection, returns and doubtful accounts. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Reclassifications.

Certain reclassifications have been made to the prior periods consolidated financial statements to conform to current period consolidated financial statements.

In the fourth quarter of fiscal 2006, we reclassified warehousing expenses from selling and marketing to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within our industry. The reclassified warehousing expenses for the three and six months ended September 30, 2005 were $1.2 million and $2.4 million, respectively.

In the first quarter of fiscal 2007, we reclassified certain depreciation and amortization expenses from general and administrative expenses to selling and marketing expenses and to product development expenses. Depreciation and amortization expenses are now classified in our consolidated statement of operations according to the department utilizing the related assets. The reclassified depreciation and amortization expenses for the three and six months ended September 30, 2005 were $197,000 and $413,000, respectively, to selling and marketing expenses and $2.3 million and $4.3 million, respectively, to product development expenses. We also reclassified transactional foreign currency gains and losses from general and administrative expenses to net interest and other income. The reclassified transactional foreign currency gains and losses for the three and six months ended September 30, 2005 were $0.4 million.

Fiscal Year and Fiscal Quarter.

Effective April 1, 2006, we began reporting our fiscal year on a 52/53-week period. Beginning with the current fiscal year ending March 31, 2007, we will end our fiscal year on the Saturday nearest March 31. The results of operations for the three and six months ended September 30, 2006 and 2005 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2006	13 weeks	September 30, 2006
Three months ended September 30, 2005	13 weeks	September 30, 2005
Six months ended September 30, 2006	27 weeks	September 30, 2006
Six months ended September 30, 2005	27 weeks	September 30, 2005

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

As a result, we have restated our consolidated statements of operations for the three and six months ended September 30, 2005, and restated our consolidated statement of cash flows for the six months ended September 30, 2005. In addition, in this note we are providing disclosure regarding the restated consolidated statements of operations for the three months ended June 30, 2005. The consolidated statement of operations for the three months ended September 30, 2006 includes a charge of $300,000 for stock-based compensation expense and related tax effects relating to the three months ended June 30, 2006. Due to the immateriality of this amount, we are not restating our results for the three months ended June 30, 2006 and accordingly, we are not amending our June 30, 2006 10-Q.

We have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants from amounts previously reported. The adjustments, after tax, for the three and six months ended September 30, 2005 were $0.5 million and $0.8 million, respectively. The adjustment, after tax, for the three months ended June 30, 2005 is $0.3 million. The adjustment, after tax, for the three months ended June 30, 2006 is immaterial and as such it was recorded in the three months ended September 30, 2006.

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

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 (“FAS 123”) in Note 11 to reflect the impact of these adjustments.

The following table sets forth the effects of the adjustments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 (not otherwise presented herein):

	For the Three Months Ended June 30, 2005
	As previously reported(1)	Adjustments	As restated
	(In thousands, except per share data)
Product development	$21,120	$124	$21,244
Selling and marketing	35,959	43	36,002
General and administrative	14,185	65	14,250
Total costs and expenses	165,771	232	166,003
Loss from operations	(7,804)	(232)	(8,036)
Interest income	2,148	(58)	2,090
Loss before income taxes and minority interest	(5,656)	(290)	(5,946)
Income taxes	(1,753)	(19)	(1,772)
Loss before minority interest	(3,903)	(271)	(4,174)
Net Loss	(3,960)	(271)	(4,231)
Net loss per share—basic	$(0.06)	$(0.01)	$(0.07)
Net loss per share—diluted	$(0.06)	$(0.01)	$(0.07)
Shares used in per share calculation—basic	60,929	—	60,929
Shares used in per share calculation—diluted	60,929	—	60,929

(1)          See Note 1, “Basis of Presentation” for description of certain reclassifications made to the prior period consolidated financial statements to conform to the current period consolidated financial statements.

The following tables set forth the effects of the adjustments on our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005:

	For the Three Months Ended September 30, 2005			For the Six Months Ended September 30, 2005
	As previously reported(1)	Adjustments	As restated	As previously reported(1)	Adjustments	As restated
	(In thousands, except per share data)
Product development	$23,618	$253	$23,871	$44,738	$377	$45,115
Selling and marketing	25,688	92	25,780	61,647	135	61,782
General and administrative	12,949	141	13,090	27,134	206	27,340
Total costs and expenses	146,126	486	146,612	311,897	718	312,615
Loss from operations	(3,434)	(486)	(3,920)	(11,238)	(718)	(11,956)
Interest income	1,379	(63)	(1,316)	3,527	(121)	3,406
Loss before income taxes and minority interest	(2,055)	(549)	(2,604)	(7,711)	(839)	(8,550)
Income taxes	(637)	(26)	(663)	(2,390)	(45)	(2,435)
Loss before minority interest	(1,418)	(523)	(1,941)	(5,321)	(794)	(6,115)
Net Loss	(1,415)	(523)	(1,938)	(5,375)	(794)	(6,169)
Net loss per share—basic	$(0.02)	$(0.01)	$(0.03)	$(0.09)	$(0.01)	$(0.10)
Net loss per share—diluted	$(0.02)	$(0.01)	$(0.03)	$(0.09)	$(0.01)	$(0.10)
Shares used in per share calculation—basic	62,299	—	62,299	61,904	—	61,904
Shares used in per share calculation—diluted	62,299	—	62,299	61,904	—	61,904

(1)          See Note 1, “Basis of Presentation” for description of certain reclassifications made to the prior period consolidated financial statements to conform to the current period consolidated financial statements.

The following tables set forth the effects of the adjustments on our Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2005:

	September 30, 2005
	As previously reported	Adjustments	As restated
	(In thousands)
Net income	$(5,375)	$(794)	$(6,169)
Stock-based compensation	1,142	433	1,575
Tax benefit related to the exercise of stock-based awards	5,762	(857)	4,905
Deferred income taxes	485	146	631
Accrued and other liabilities	3,003	304	3,307
Income taxes	(10,659)	768	(9,891)

The adjustments recorded as a result of the stock option investigation did not significantly impact the statement of cash flows for the three months ended June 30, 2005 and so it has not been presented herein.

3.   Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

Our investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized gains (losses) reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

The following table summarizes our cash, cash equivalents and short-term investments as of September 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$74,018	—	—	$74,018
Short-term investments:
U.S. agency securities	9,478	2	(3)	9,477
Municipal securities	173,207	2	(8)	173,201
Corporate notes	27,100	—	—	27,100
Total short-term investments	209,785	4	(11)	209,778
Cash, cash equivalents and short-term investments	$283,803	4	(11)	$283,796

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2006 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,984	$—	$5,493	$3	$9,477	$3
Municipal securities	165,909	2	7,292	6	173,201	8
Corporate notes	27,100	—	—	—	27,100	—
Total	$196,993	$2	$12,785	$9	$209,778	$11

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2006.

During the six months ended September 30, 2006 and 2005 there were no realized gains or (losses) from sales of available-for-sale securities. In addition to the net unrealized loss of $7,000 from our short-term investments, we had an unrealized loss on our investment in Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 8—Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2006 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$196,995	$196,993
Due after one year through two years	12,790	12,785
Total	$209,785	$209,778

In the fourth quarter of fiscal 2006 we changed the presentation of our proceeds from sales and maturities of short-term investments and purchases of short-term investments in our consolidated statements of cash flows. The statements of cash flows presented in these financial statements present the gross amount of these transactions during each of the six months ended September 30, 2006, and 2005. The previously reported statement of cash flows for the six months ended September 30, 2005 presented these activities at a net transactional level. As a result, the amounts reported in these financial statements for our proceeds from sales and maturities of short-term investments and purchases of short-term investments are higher than previously reported. The change in presentation does not impact the net proceeds from sales and maturities of short-term investments and purchases of short-term investments, our cash flow from investing activities or our overall change in cash and cash equivalents.

Financial Instruments.   As of September 30, 2006 and March 31, 2006, we had foreign exchange forward contracts in the notional amount of $77.6 million and $60.3 million, respectively. The net gain (loss) recognized from foreign currency contracts during the three and six months ended September 30, 2006 was $1.1 million and $(776,000), respectively, and the net (loss) gain recognized from foreign currency contracts during the three and six months ended September 30, 2005 was $(352,000) and $876,000, respectively, both of which are included in interest and other income and expense in our consolidated statements of operations.

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

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter. As of September 30, 2006, the net carrying value of our licenses was $104.8 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

5.   Software Development

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

Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current gross revenues to total projected gross revenues. If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to software development amortization may be larger than anticipated in any given quarter. As of September 30, 2006, the net carrying value of our software development was $145.4 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments is expensed to software development amortization as earned.

6.   Goodwill

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

The changes in the carrying amount of goodwill for the six months ended September 30, 2006 are as follows (in thousands):

Balance at March 31, 2006	$90,872
Additional consideration paid for ValuSoft acquisition	1,800
Goodwill acquired	1,343
Effect of foreign currency translation	1,410
Balance at September 30, 2006	$95,425

7.                 Other Intangible Assets

Other intangible assets are included in other long-term assets, net, and are as follows (in thousands):

		September 30, 2006			March 31, 2006
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-3 years	$2,272	$(1,641)	$631	$3,055	$(2,085)	$970
Trade secrets	5 years	1,800	(1,709)	91	1,800	(1,530)	270
Customer list	4-5 years	1,493	(747)	746	1,414	(550)	864
Trade names	3-10 years	3,394	(1,048)	2,346	3,196	(739)	2,457
Non-compete / Employment contracts	3-7 years	998	(712)	286	1,055	(656)	399
Total		$9,957	$(5,857)	$4,100	$10,520	$(5,560)	$4,960

Amortization of other intangible assets was $560,000 and $1.2 million for the three and six months ended September 30, 2006, respectively, and $643,000 and $1.3 million for the three and six months ended September 30, 2005, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years, and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of September 30, 2006, future amortization of other finite-lived intangible assets was estimated as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2007	$1,032
2008	1,077
2009	631
2010	257
2011	244
Thereafter	859
$4,100

8.                 Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s. For the six months ended September 30, 2006, the unrealized holding loss related to our investment in Yuke’s was $3.7 million. For the six months ended September 30, 2005, the unrealized holding gain related to our investment in Yuke’s was $1.7 million.

Other long-term assets as of September 30, 2006 and March 31, 2006 are as follows (in thousands):

	September 30, 2006	March 31, 2006
Investment in Yuke’s	$5,488	$9,217
Other intangible assets (see Note 7)	4,100	4,960
Other	11,282	8,871
Total other long-term assets	$20,870	$23,048

9.                 Balance Sheet Details

Inventory.   Inventory at September 30, 2006 and March 31, 2006 consists of the following (in thousands):

	September 30,	March 31,
	2006	2006
Components	$7,224	$1,530
Finished goods	35,221	27,090
Inventory	$42,445	$28,620

Property and Equipment, net.   Property and equipment at September 30, 2006 and March 31, 2006 consists of the following (in thousands):

	Useful	September 30,	March 31,
	Lives	2006	2006
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	50,633	44,776
Furniture, fixtures and equipment	5 yrs	8,580	7,324
Leasehold improvements	3-6 yrs	10,462	7,847
Automobiles	2-5 yrs	98	128
		70,893	61,195
Less: accumulated depreciation		(29,579)	(23,710)
		$41,314	$37,485

Depreciation expense associated with property and equipment amounted to $3.2 million and $6.3 million, respectively, for the three and six months ended September 30, 2006, and $2.9 million and $5.5 million, respectively, for the three and six months ended September 30, 2005.

Accrued and Other Current Liabilities.   Accrued and other current liabilities at September 30, 2006 and March 31, 2006 consist of the following (in thousands):

	September 30,	March 31,
	2006	2006
Accrued liabilities	$47,738	$34,194
Accrued compensation	25,071	23,367
Accrued payment to venture partner	814	1,419
Accrued royalties	40,904	51,944
Accrued and other current liabilities	$114,527	$110,924

Other Long-Term Liabilities.   Other long-term liabilities at September 30, 2006 and March 31, 2006 consist of the following (in thousands):

	September 30,	March 31,
	2006	2006
Accrued royalties	$52,945	$58,025
Accrued liabilities	2,863	2,298
Other long-term liabilities	$55,808	$60,323

10.          Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Total
Remainder of 2007	$31,721	$14,518	$6,818	$15,153	$68,210
2008	47,949	14,920	13,083	—	75,952
2009	40,883	11,907	12,573	—	65,363
2010	38,000	13,530	12,248	—	63,778
2011	23,000	8,372	11,711	—	43,083
Thereafter	—	—	32,658	—	32,658
	$181,553	$63,247	$89,091	$15,153	$349,044

(1)          Licenses and Software Development.   We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2006 are approximately $181.6 million.

License/software development commitments in the table above include $64.9 million of commitments to licensors that are included in our consolidated balance sheet as of September 30, 2006 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)          Letters of Credit.   As of September 30, 2006, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $15.2 million and no borrowings. This credit facility expired on November 29, 2006 and we did not renew it. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

Other contingencies relate to the following:

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

Upon receipt of the notice of informal inquiry from the SEC, our Board of Directors (the “Board”) formed a special committee consisting of one outside directors (the “Special Committee”) to conduct an independent and comprehensive investigation of our stock option practices and to oversee our response to the SEC. The Special Committee retained independent outside legal counsel and forensic accountants (the “Investigative Team”) to aid in its investigation.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee concluded that there was no evidence of fraud or misconduct by any person with respect to the Company’s historical stock option grant practices. The Special Committee identified instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed in detail in Note 2, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. The Special Committee and its Investigative Team reported the Special Committee’s findings and remedial measures to the SEC on January 8, 2007. We do not know when this SEC inquiry will be resolved or what actions, if any, the SEC may take as a result of this inquiry.

Lawsuits related to our historical stock option granting practices.   On August 25, 2006, a shareholder action captioned Ramsey v. Haller et al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. We have been served with one other shareholder derivative complaint, based on substantially the same allegations, which was filed in California federal court. A third shareholder derivative complaint, filed in California Superior Court, Los Angeles County, has not yet been served on the defendants, but we expect to accept service shortly. Although litigation is subject to inherent uncertainties, we do not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

WWE Lawsuit.   On October 12, 2006, World Wrestling Entertainment, Inc. filed a lawsuit against the Company and THQ / JAKKS Pacific, LLC (the “LLC”), involving a claim previously reported in our SEC filings concerning allegedly improper sales of WWE video games in Japan and other countries in Asia. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. The Company and the LLC believe the lawsuit is without merit and we intend to defend ourselves vigorously. Due to the early status of this litigation as well as the litigation disclosed in Note 18, “Commitments and Contingencies” of our Form 10-K/A for the fiscal year ended March 31, 2006, we cannot estimate a possible loss, if any. Games we develop based upon our WWE license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2006. The loss of the WWE license would have a negative impact on our future financial results.

See Note 17, “Subsequent Events Related to the Special Committee and Company Investigation and the Restatement,” for more information regarding legal and regulatory proceedings that arose following September 30, 2006.

11.          Stock-based Compensation

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, Performance Accelerated Restricted Stock (“PARS”) and Performance Accelerated Restricted Stock Units (“PARSUs”). The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company. The LTIP provides for the grant of stock options (including incentive stock options), Stock Appreciation Rights (SARs), Restricted Stock Awards, Other Stock Unit Awards, and Performance Awards (in the form of Performance Shares or Performance Units) to eligible directors and employees of, and consultants or advisors to, the Company. Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares. Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit. As of September 30, 2006, we had 5,752,525 shares under the LTIP available for grant.

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

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards:  stock options, PARS and PARSUs. Any references we make to “nonvested shares” are intended to represent our PARS and PARSU awards.

Prior to April 1, 2006, we accounted for our stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (“FAS 123”). Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“FAS 123R”) using the modified prospective transition method. FAS 123R applies to all unvested options outstanding on April 1, 2006 and all future awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for the three and six months ended September 30, 2006. Under that transition method, results for prior periods have not been restated as a result of adopting FAS 123R.

The compensation expense related to stock-based compensation was $5.3 million and $8.4 million, respectively, for the three and six months ended September 30, 2006, and $1.0 million and $1.6 million, respectively, for the three and six months ended September 30, 2005. The total income tax benefit recognized in the statement of operations for stock-based compensation was $1.2 million and $2.7 million, respectively, for the three and six months ended September 30, 2006, and $0.3 million and $0.5 million, respectively, for the three and six months ended September 30, 2005. Stock-based compensation cost capitalized during the six months ended September 30, 2006 and 2005, was $2.5 million and zero, respectively, and is included in software development in the consolidated balance sheet.

For the three and six months ended September 30, 2006, stock-based compensation expense recognized in the statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Software development amortization	$163	$—	$163	$—
Product development	981	135	1,776	282
Selling and marketing	831	701	1,224	763
General and administrative	3,343	205	5,251	530
Total stock-based compensation	$5,318	$1,041	$8,414	$1,575

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the three and six months ended September 30, 2006 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from our stock-based awards as operating cash flows in the statement of cash flows. FAS 123R requires the cash flows resulting from the tax benefits arising out of tax deductions in excess of the compensation recognized for the stock-based awards (“excess tax benefits”) to be classified as financing cash flows. Prior to our adoption of FAS 123R on April 1, 2006, the $3.4 million excess tax benefit classified as a financing cash inflow in the six months ended September 30, 2006 would have been classified as an operating cash inflow.

The fair value of each stock option granted during the three and six months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Dividend yield	—%	—%
Anticipated volatility	37%	37%
Weighted-average risk-free interest rate	4.9%	4.9%
Expected lives	3.0 years	3.2 years

A summary of our stock option activity as of September 30, 2006, and changes during the six months then ended is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at April 1, 2006	9,075	$16.00
Granted	2,181	23.05
Exercised	(1,503)	14.38
Forfeited/expired/cancelled	(580)	18.26
Outstanding at September 30, 2006	9,173	$17.80	3.2	$104,391
Exercisable at September 30, 2006	3,394	$14.84	2.0	$49,148

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at September 30, 2006. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at September 30, 2006. The aggregate intrinsic value of stock options exercised during the three and six months ended September 30, 2006 was $11.4 million and $16.8 million, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended September 30, 2005 was $12.4 million and $18.0 million, respectively.

The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2006 was $6.71 and $7.39, respectively. The weighted-average grant-date fair value of stock options granted during the three and six months ended September 30, 2005 was $8.28 and $8.58, respectively.

A summary of the status of our nonvested shares as of September 30, 2006 and changes during the six months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
Nonvested shares at April 1, 2006	259	$19.63
Granted	133	25.76
Vested	(20)	22.11
Forefeited/cancelled	(33)	20.44
Nonvested shares at September 30, 2006	339	$21.81

The weighted-average grant-date fair value of nonvested shares granted in the six months ended September 30, 2006 and 2005 was $25.76 and $19.16, respectively.

The fair value of our stock-based awards that vested during the three and six months ended September 30, 2006 was $5.0 million and $10.6 million, respectively. The fair value of our stock-based awards that vested during the three and six months ended September 30, 2005 was $4.2 million and $8.0 million, respectively.

The unrecognized compensation cost, that we expect to vest, related to our nonvested stock-based awards at September 30, 2006, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at September 30, 2006	Weighted- Average Period (in years)
Stock options	$29,900	1.5
Nonvested shares	4,954	4.1
	$34,854

Cash received from exercises of stock options for the six months ended September 30, 2006 and 2005 was $21.8 million and $23.8 million, respectively. The actual tax benefit realized for the tax deductions from all stock-based awards totaled $5.3 million and $4.9 million for the six months ended September 30, 2006 and 2005, respectively.

Pro Forma information for periods prior to the adoption of FAS 123R

Prior to the adoption of FAS 123R, we accounted for our stock-based compensation to employees using the intrinsic value method in accordance with APB 25 and the disclosure-only provisions of FAS 123. Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the three and six months ended September 30, 2005. Forfeitures of our stock-based awards were reflected in our disclosures as they occurred. Previously reported amounts have not been restated relative to our adoption of FAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants made under our stock option plans during the three and six months ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Dividend yield	—%	—%
Anticipated volatility	47%	53%
Weighted-average risk-free interest rate	4.03%	3.83%
Expected lives	3 years	4 years

The following table shows what our net loss and loss per share would have been for the three and six months ended September 30, 2005, had compensation cost for our stock-based compensation been measured based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
	As restated(1)	As restated(1)
Net loss—as reported	$(1,938)	$(6,169)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	711	1,101
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,014)	(6,000)
Net loss—pro forma	$(4,241)	$(11,068)
Loss per share:
Basic—as reported	$(0.03)	$(0.10)
Basic—pro forma	$(0.07)	$(0.18)
Diluted—as reported	$(0.03)	$(0.10)
Diluted—pro forma	$(0.07)	$(0.18)

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

12.   Capital Stock Transactions

On September 10, 2002, November 21, 2002, and February 5, 2004, we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions with a total authorized repurchase amount of $75.0 million. At March 31, 2006 there was $22.1 million available for future repurchases. During the six months ended September 30, 2006, we repurchased $10.1 million of our common stock. As of September 30, 2006, we have repurchased 3,949,000 shares of our common stock for approximately $63.0 million, leaving $12.0 million available for future repurchases. There is no expiration date for the authorized repurchases.

13.   Net Income (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted income (loss) per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Net income (loss) used to compute basic and diluted earnings per share	$11,589	$(1,938)	$(512)	$(6,169)
Weighted-average number of shares outstanding—basic	64,513	62,299	64,414	61,904
Dilutive effect of stock options and warrants	2,213	—	—	—
Number of shares used to compute income (loss) per share—diluted	66,726	62,299	64,414	61,904

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

The following weighted-average options were excluded from the computation of diluted earnings per share above as such effect would have been anti-dilutive (in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Outstanding options	1,728	161	3,205	279

14.   Comprehensive Income (Loss)

The table below presents the components of our comprehensive income (loss) for the three and six months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Net income (loss)	$11,589	$(1,938)	$(512)	$(6,169)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,531	(319)	3,558	(1,682)
Unrealized gain (loss) on investments, net of tax of $546, $(328), $1,399 and $532, respectively	(910)	(730)	(2,329)	1,183
Other comprehensive income (loss)	621	(1,049)	1,229	(499)
Comprehensive income (loss)	$12,210	$(2,987)	$717	$(6,668)

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our net sales and total assets for the three and six months ended September 30, 2006 and 2005 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2006
Net sales to unaffiliated customers	$132,642	$94,594	$12,961	$240,197
Total assets	748,036	128,327	20,383	896,746
Six months ended September 30, 2006
Net sales to unaffiliated customers	$215,488	$141,447	$22,091	$379,026
Three months ended September 30, 2005
Net sales to unaffiliated customers	$90,199	$43,959	$8,534	$142,692
Total assets, as restated(1)	692,587	67,406	9,946	769,939
Six months ended September 30, 2005
Net sales to unaffiliated customers	$176,435	$106,104	$18,120	$300,659

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

Information about THQ’s net sales by platform for the three and six months ended September 30, 2006 and 2005 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2006	2005	2006	2005
Consoles
Microsoft Xbox 360	$52,420	$—	$64,369	$—
Microsoft Xbox	5,247	21,052	13,315	64,088
Nintendo GameCube	15,546	15,683	27,245	19,038
Sony PlayStation 2	49,613	44,640	85,252	104,954
	122,826	81,375	190,181	188,080
Handheld
Nintendo Dual Screen	22,746	1,470	35,493	1,533
Nintendo Game Boy Advance	32,994	31,148	53,529	57,812
Sony PlayStation Portable	16,753	—	27,784	—
Wireless	6,967	8,966	14,602	19,227
	79,460	41,584	131,408	78,572
PC	37,911	18,122	57,081	32,229
Other	—	1,611	356	1,778
Total Net Sales	$240,197	$142,692	$379,026	$300,659

16.   Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 states that both a balance sheet (iron curtain) approach and an income statement (rollover) approach should be used when quantifying and evaluating the materiality of a misstatement. SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2008. We do not expect the adoption of SAB 108 to have material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. FAS 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

17.   Subsequent Events Related to the Special Committee and Company Investigation and the Restatement

Listing on the NASDAQ Stock Market.   On November 13, 2006, we filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. On November 22, 2006 we announced that we received a NASDAQ Staff Determination letter on November 16, 2006 indicating that, as a result of our inability to timely file the Form 10-Q, we were not in compliance with the requirements for the continued listing of our common stock as set forth in NASDAQ Marketplace Rule 4310(c)(14), and that our common stock is, therefore, subject to delisting from the NASDAQ Global Select Market. We requested and have been granted a hearing before a NASDAQ Listing Qualifications Panel (“Panel”) to review the Staff Determination. Our oral hearing is scheduled for February 1, 2007 and the delisting action has been stayed pending a final written decision by the Panel. We believe that since we have filed the 2006 10-K/A and this Quarterly Report on Form 10-Q that we are in compliance with the applicable NASDAQ Marketplace Rules. However, there can be no assurance that the Panel will grant our request for continued listing.

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

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 we unilaterally corrected the affected options that remain outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to give the option holders a cash payment equal to the difference between the initial exercise price and the increased exercise price (“Cash Payment”). We estimate that the Cash Payment will be approximately $2.4 million and will be made in the fourth quarter of fiscal 2007. We will account for the impact of the corrected options as a stock option modification under FAS 123R.

We also plan to compensate individuals who have exercised options for the consequences of Section 409A. We estimate that we will incur additional compensation expense of $1.6 million in the third quarter of fiscal 2007 in connection with all the actions described above.

18.   Other Subsequent Events

In December 2006 we sold our interest in Minick Holding AG (“Minick”) for 15 million Euros. We expect to recognize a gain related to this transaction in our quarterly period ended December 31, 2006. The results of Minick have never been a material component of our operations.

In June 1999 we entered into an operating agreement with JAKKS Pacific, Inc. (“JAKKS”) that governs our relationship with respect to the World Wrestling Entertainment, Inc. (“WWE”) license. Pursuant to the terms of this agreement, the amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration. The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we are currently accruing for a preferred payment to JAKKS, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. On January 17, 2007, counsel for JAKKS sent us a letter which, among other things, demanded that we resume the previous preferred payment pending determination of the amount of the new preferred payment for the First Subsequent Distribution Period. As we have previously advised JAKKS, we believe the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, and that the amount payable to JAKKS for the First Subsequent Distribution Period is appropriately determined by the process set forth in the operating agreement. We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

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

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see “Part II—Item 1A. Risk Factors.”

Restatement of Consolidated Financial Statements

The following information has been adjusted to reflect the restatement of our previously reported financial results for the three and six months ended September 30, 2005, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-Q. The adjustments, after tax, for the three and six months ended September 30, 2005 were $0.5 million and $0.8 million, respectively. The adjustment of approximately $300,000, after tax, for the three months ended June 30, 2006 is immaterial and as such was recorded in the three months ended September 30, 2006.

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

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 we unilaterally corrected the affected options that remain outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date, and to give the option holders a cash payment equal to the difference between the initial exercise price and the increased exercise price (“Cash Payment”). We estimate that the Cash Payment will be approximately $2.4 million and will be made in the fourth quarter of fiscal 2007. We will account for the impact of the corrected options as a stock option modification under FAS 123R.

We also plan to compensate individuals who have exercised options for the consequences of Section 409A. We estimate that we will incur additional compensation expense of $1.6 million in the third quarter of fiscal 2007 in connection with all the actions described above.

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Management believes that an understanding of these trends is important to understand our results for the quarter ended September 30, 2006, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, except for the consolidated statements of operations for the three months ended June 30, 2005, which has been restated, as discussed in Note 2 to the condensed consolidated financial statements herein. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

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

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, and Cars; World Wrestling Entertainment® ; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Barnyard and Nicktoons; Bratz™; MotoGP; Warhammer® 40,000™; and Scooby-Doo!™; as well as others. We also have licenses to create wireless products based on Star Wars and major sports leagues. In addition to licensed properties, we also publish games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans!®, Juiced™, MX and Saints Row™.

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

Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We currently are licensed to publish and distribute titles pursuant to our key platform licenses in North America, Europe, Australia, New Zealand and Japan. We are also licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox and Xbox 360 in various additional territories, including parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

We develop our games using both internal and external resources. At September 30, 2006, we had 15 internal development studios located in the United States, Australia, the U.K. and Canada. We also contract with third-party developers around the world to develop our products for us.

Our global sales network includes offices throughout North America, Europe and Asia Pacific. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games and other content for wireless devices through major wireless carriers.

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

Overview of Financial Results

Our net income for the three months ended September 30, 2006 was $11.6 million, or $0.17 per diluted share, compared to a net loss of $1.9 million, or $0.03 per diluted share, for the three months ended September 30, 2005. Our net income for the three months ended September 30, 2006 includes $5.3 million ($4.1 million after tax), or $0.06 per diluted share after tax, of stock-based compensation primarily as a result of our adoption of FAS 123R on April 1, 2006. Our net loss for the three months ended September 30, 2005 includes $1.0 million ($0.7 million after tax), or $0.01 per diluted share after tax, of stock-based compensation.

Our net loss for the six months ended September 30, 2006 was $0.5 million, or $0.01 per diluted share, compared to a net loss of $6.2 million, or $0.10 per diluted share, for the six months ended September 30, 2005. Our net loss for the six months ended September 30, 2006 includes $8.4 million ($5.7 million after tax), or $0.09 per diluted share after tax, of stock-based compensation. Our net loss for the six months ended September 30, 2005 includes $1.6 million ($1.1 million after tax), or $0.02 per diluted share after tax, of stock-based compensation.

Our profitability is dependent upon revenues from the sales of our video game software. Profitability is also affected by the costs and expenses associated with developing and publishing our games. Net sales in the three months ended September 30, 2006 increased 68% from the same period last fiscal year, to $240.2 million from $142.7 million, and net sales in the six months ended September 30, 2006 increased 26% from the same period last fiscal year, to $379.0 million from $300.7 million. The increase in net sales for the three and six months ended September 30, 2006 was primarily due to sales of Cars, which shipped over four million units in the current six month period. A comparable mass-market title from the Disney•Pixar franchise was not released in the same period last fiscal year. In addition to Cars, the increase in net sales for the three months ended September 30, 2006 was due to the current quarter release of our owned internally developed property Saints Row, which surpassed continued sales of Destroy All Humans! and Juiced, two owned and original core-gamer titles released in the first quarter of the prior fiscal year.

Costs and expenses increased by 55% in the three months ended September 30, 2006, to $226.5 million from $146.6 million in the three months ended September 30, 2005, and increased by 24% in the six months ended September 30, 2006, to $386.3 million from $312.6 million in the six months ended September 30, 2005. The increase in costs and expenses in the three and six months ended September 30, 2006 on a dollar basis was related to our increase in net sales.

Cash used in operations was $85.0 million during the six months ended September 30, 2006, as compared to cash used in operations of $60.7 million in the six months ended September 30, 2005. The increase in cash used was primarily a result of increases in licenses and software development spending, partially offset by increases in payables.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Fiscal 2007 Outlook

We expect net sales of approximately $1 billion in fiscal 2007 which is an increase of approximately 24% as compared to fiscal 2006. We intend to achieve our net sales projections with a balanced portfolio of product releases, anchored by our three biggest licensed franchises: Disney•Pixar, WWE and Nickelodeon. In addition to these proven brands, we have released new internally-developed owned and original properties: Saints Row on Xbox 360 and Company of Heroes on PC, and plan to release the original property, Supreme Commander, on PC. We released Cars on seven platforms in the first quarter of fiscal 2007 and released it on next-generation consoles, Wii and Xbox 360, in our holiday quarter. Additionally, we released WWE® Smackdown® vs. Raw® 2007 on Xbox 360, PlayStation 2 and the PSP System, this fiscal year. Our Nickelodeon line-up includes SpongeBob SquarePants, Avatar, Danny Phantom, Nicktoons and the Barnyard Movie. We expect our SKU count and title count to remain flat in fiscal 2007 compared to fiscal 2006. A SKU is a version of a title designed for play on a particular platform. Our catalog sales are expected to be approximately 22% of our product mix, down from 34% in fiscal 2006.

The following discussion of fiscal 2007 expected results excludes stock-based compensation, such as the impact of expensing stock options under FAS 123R, which we adopted in our first quarter of fiscal 2007. We expect cost of sales to decline slightly as a percentage of net sales in fiscal 2007 compared to fiscal 2006. License amortization and royalties expense, as a percentage of net sales, is expected to decline in fiscal 2007 as we have more original properties in our product mix. Software development amortization, as a percentage of net sales, is expected to increase in fiscal 2007 as compared to fiscal 2006, primarily due to the higher development costs for games on next-generation platforms. Product development expense is expected to decrease in absolute dollars in fiscal 2007 as many next-generation titles have reached technological feasibility. General and administrative costs are expected to increase in absolute dollars and decline as a percentage of net sales. We expect operating margins to improve from approximately 4% in fiscal 2006 to approximately 9% in fiscal 2007. The effective tax rate in fiscal 2007 is expected to be 28% and is subject to change based on changes in geographical profits and other factors. We expect earnings per share of approximately $1.20 in fiscal 2007 (excluding stock-based compensation of $.20 per fully diluted share). On a GAAP basis, we expect earnings per share of approximately $1.00 in fiscal 2007.

Our Strategy

In order to increase market share, we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms. We intend to increase our profitability by executing on the following strategies: increase sales and profits from our leading portfolio of mass-market franchises, grow our core gamer market share, increase internal development capabilities, create and acquire owned intellectual property, expand our international business, grow our wireless interactive market share, and pursue emerging revenue opportunities. Additional information on our strategy and prospective business trends is included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

During the three months ended September 30, 2006, we executed upon our strategy by releasing two new owned and internally developed properties: Saints Row, targeted at the core gamer and released on the next-generation platform, Xbox 360; and Company of Heroes, a real-time-strategy game released on PC and targeted at the core gamer. Also in the three months ended September 30, 2006 we continued to roll out our mass-market title, Cars, across our international territories. In the remainder of fiscal 2007, we expect to continue to generate sales from Cars and other games released in the six months ended September 30, 2006. In addition, we plan to continue executing on our diversified portfolio strategy with the release of mass-market titles including WWE Smackdown vs. Raw 2007 and titles based on Nickelodeon brands, as well as new original properties targeted at the core gamer such as Supreme Commander.

We continue to increase our internal development capabilities and acquire and create intellectual property. At September 30, 2006, we had 15 studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers. Our worldwide product development operations include approximately 1,360 people across our internal Studio System. During the quarter ended June 30, 2006, we acquired the Stuntman® franchise, and in July 2006 we acquired its developer, Paradigm Entertainment, a studio located in Texas. We plan to bring the Stuntman franchise to next-generation platforms in fiscal 2008. We expect to continue to expand our internal development capabilities by selectively acquiring and establishing development studios and through internal growth of our existing studios. We are dedicating significant internal development resources to developing software tools and technologies for next-generation platforms, and we expect to release games throughout the growth of the installed base of those platforms.

In order to expand our international business, we continue to focus on releasing content with international appeal (e.g., Disney•Pixar, WWE, Juiced, and MotoGP). Additionally, we are looking to expand our direct sales force into Italy and Eastern Europe, and we continue to explore opportunities in Asia, especially China.

We are re-aligning our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future. We continue to explore new revenue streams as they develop (e.g., in-game advertising, downloadable content/micro-transactions, and online casual gaming) and become more significant to our business over time.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, under the caption “Critical Accounting Estimates,” except for the estimates made in accounting for stock-based compensation under FAS 123R, which we adopted on April 1, 2006.

We adopted FAS 123R in our first quarter of fiscal 2007 and accordingly, we now record stock-based compensation for all of our stock-based awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for the three and six months ended September 30, 2006.

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation. We adopted FAS 123R under the modified prospective transition method wherein no prior period financial statement information was restated relative to the adoption of FAS 123R. All prior period financial statements include stock-based compensation accounted for under APB 25 and the disclosure only provisions of FAS 123. The financial statements for the three and six months ended September 30, 2006, include stock-based compensation accounted for under FAS 123R. With the adoption of FAS 123R, we did not make any material modifications to outstanding share options prior to the adoption of FAS 123R. There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123. There have been no material changes in the quantity or type of awards used in our stock option plans; however, management regularly assesses our stock-based compensation programs, and there may be changes in the future.

The following table sets forth the amount of stock-based compensation recognized in the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Software development amortization	$163	$—	$163	$—
Product development	981	135	1,776	282
Selling and marketing	831	701	1,224	763
General and administrative	3,343	205	5,251	530
Total stock-based compensation	$5,318	$1,041	$8,414	$1,575

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2006 and 2005

Our net income for the three months ended September 30, 2006 was $11.6 million, or $0.17 per diluted share, compared to a net loss of $1.9 million, or $0.03 per diluted share, for the three months ended September 30, 2005. Our net income for the three months ended September 30, 2006 includes $5.3 million ($4.1 million after tax), or $0.06 per diluted share after tax, of stock-based compensation, primarily as a result of our adoption of FAS 123R on April 1, 2006. Our net loss for the three months ended September 30, 2005 includes $1.0 million ($0.7 million after tax), or $0.01 per diluted share after tax, of stock-based compensation.

Our net loss for the six months ended September 30, 2006 was $0.5 million, or $0.01 per diluted share, compared to a net loss of $6.2 million, or $0.10 per diluted share, for the six months ended September 30, 2005. Our net loss for the six months ended September 30, 2006 includes $8.4 million ($5.7 million after tax), or $0.09 per diluted share after tax, of stock-based compensation. Our net loss for the six months ended September 30, 2005 includes $1.6 million ($1.1 million after tax), or $0.02 per diluted share after tax, of stock-based compensation.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2006		2005		(Decrease)	Change
North America	$132,642	55.2%	$90,199	63.2%	$42,443	47.1%
Europe	94,594	39.4	43,959	30.8	50,635	115.2
Asia Pacific	12,961	5.4	8,534	6.0	4,427	51.9
International	107,555	44.8	52,493	36.8	55,062	104.9
Consolidated net sales	$240,197	100.0%	$142,692	100.0%	$97,505	68.3%

	Six Months Ended September 30,				Increase/	%
	2006		2005		(Decrease)	Change
North America	$215,488	56.9%	$176,435	58.7%	$39,053	22.1%
Europe	141,447	37.3	106,104	35.3	35,343	33.3
Asia Pacific	22,091	5.8	18,120	6.0	3,971	21.9
International	163,538	43.1	124,224	41.3	39,314	31.6
Consolidated net sales	$379,026	100.0%	$300,659	100.0%	$78,367	26.1%

Net sales in the three and six months ended September 30, 2006 were driven by the release of Cars, from the Disney•Pixar franchise, and our new owned and original property, Saints Row, targeted at the core gamer and released on the next-generation platform, Xbox 360. The increase in net sales for the three and six months ended September 30, 2006 was primarily due to sales of Cars which shipped over four million units in the current six month period. A comparable mass-market title from the Disney•Pixar franchise was not released in the same period last fiscal year. The increase in net sales for the three months ended September 30, 2006 was also due to the current quarter release of Saints Row, which surpassed continued sales of Destroy All Humans! and Juiced, two owned and original core-gamer titles released in the first quarter of the prior fiscal year.

North America

North America net sales in the three months ended September 30, 2006 were driven by the release of our new owned and internally developed property, Saints Row, targeted at the core gamer and released on the next-generation platform, Xbox 360. The increase in North America net sales is primarily due to the current quarter release of Saints Row, which surpassed continued sales of Destroy All Humans! and Juiced, two owned and original core-gamer titles released in the first quarter of the prior fiscal year. The increase was also due to continued sales of our new mass-market title, Cars, which was released in the first quarter of the current fiscal year with no comparable mass-market title from the Disney•Pixar franchise released in the same period last fiscal year.

North America net sales in the six months ended September 30, 2006 were driven by sales of Cars and Saints Row. The increase in North America net sales is primarily due to sales of Cars with no comparable mass-market title from the Disney•Pixar franchise released in the same period last fiscal year.

We expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2007, and to increase slightly from the first six months of fiscal 2007 as a percentage of consolidated net sales.

International

International net sales in the three months ended September 30, 2006 were driven by sales of our new mass-market title Cars and our new owned and internally developed property, Saints Row, targeted at the core gamer and released on the next-generation platform, Xbox 360. The increase in international net sales is primarily due to the continued roll-out of Cars across our international territories, with no comparable mass-market title from the Disney•Pixar franchise released in the same period last fiscal year. The increase is also due to the current quarter release of Saints Row, which surpassed continued sales of Destroy All Humans! and Juiced, two owned and original core-gamer titles released in the first quarter of the prior fiscal year.

International net sales in the six months ended September 30, 2006 were driven by sales of Cars and Saints Row. The increase in international net sales is primarily due to the release of Cars with no comparable mass-market title from the Disney•Pixar franchise released in the same period last fiscal year.

We will continue to focus on growing sales internationally in fiscal 2007, as we expand our product portfolio and direct sales forces. We plan to expand our direct sales force into Italy and Eastern Europe and we continue to explore opportunities in Asia, especially China.

Net Sales by Platform

Our worldwide net sales by platform for the three and six months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,				Increase/	%
Platform	2006		2005		(Decrease)	Change
Consoles
Microsoft Xbox 360	$52,420	21.8%	$—	—%	$52,420	—%
Microsoft Xbox	5,247	2.2	21,052	14.8	(15,805)	(75.1)
Nintendo GameCube	15,546	6.5	15,683	11.0	(137)	(0.9)
Sony PlayStation 2	49,613	20.6	44,640	31.3	4,973	11.1
	122,826	51.1	81,375	57.1	41,451	50.9
Handheld
Nintendo Dual Screen	22,746	9.5	1,470	1.0	21,276	100.0
Nintendo Game Boy Advance	32,994	13.7	31,148	21.8	1,846	5.9
Sony PlayStation Portable	16,753	7.0	—	—	16,753	—
Wireless	6,967	2.9	8,966	6.3	(1,999)	(22.3)
	79,460	33.1	41,584	29.1	37,876	91.1
PC	37,911	15.8	18,122	12.7	19,789	109.2
Other	—	0.0	1,611	1.1	(1,611)	—
Total Net Sales	$240,197	100.0%	$142,692	100.0%	$97,505	68.3%

	Six Months Ended September 30,				Increase/	%
Platform	2006		2005		(Decrease)	Change
Consoles
Microsoft Xbox 360	$64,369	17.0%	$—	—%	$64,369	—%
Microsoft Xbox	13,315	3.5	64,088	21.3	(50,773)	(79.2)
Nintendo GameCube	27,245	7.2	19,038	6.3	8,207	43.1
Sony PlayStation 2	85,252	22.5	104,954	34.9	(19,702)	(18.8)
	190,181	50.2	188,080	62.5	2,101	1.1
Handheld
Nintendo Dual Screen	35,493	9.4	1,533	0.5	33,960	100.0
Nintendo Game Boy Advance	53,529	14.1	57,812	19.2	(4,283)	(7.4)
Sony PlayStation Portable	27,784	7.3	—	—	27,784	—
Wireless	14,602	3.8	19,227	6.4	(4,625)	(24.1)
	131,408	34.6	78,572	26.1	52,836	67.2
PC	57,081	15.1	32,229	10.7	24,852	77.1
Other	356	0.1	1,778	0.7	(1,422)	(80.0)
Total Net Sales	$379,026	100.0%	$300,659	100.0%	$78,367	26.1%

Console Platforms

Microsoft Xbox 360 Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$52,420	21.8%	$—	—%	—%
Six Months Ended	$64,369	17.0%	$—	—%	—%

In the three and six months ended September 30, 2006, net sales of video games for Xbox 360 were primarily driven by the release of our new owned and internally developed property Saints Row. We released one and two new titles in the three and six months ended September 30, 2006, respectively. Microsoft launched Xbox 360 in November 2005, and accordingly there were no sales of games on this console in the three and six months ended September 30, 2005. As the installed base of Xbox 360 hardware has grown, we have brought more titles to the platform including games based on our WWE license and a game based on Disney•Pixar’s Cars. We expect to continue to bring new titles to this platform as the installed base of Xbox 360 continues to grow.

Microsoft Xbox Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$5,247	2.2%	$21,052	14.8%	(75.1)%
Six Months Ended	$13,315	3.5%	$64,088	21.3%	(79.2)%

In the three and six months ended September 30, 2006, net sales of video games for Xbox were primarily driven by Cars. We released zero and one new title in the three and six months ended September 30, 2006, respectively, as compared to five and eight new titles in the same periods last fiscal year. Net sales decreased by $15.8 million and $50.8 million in the three and six months ended September 30, 2006 as compared to the same periods last fiscal year, primarily due to fewer new releases in the current periods and fewer units sold of video games for Xbox as consumer demand shifts to games for Microsoft’s next-generation console, Xbox 360.

Nintendo GameCube Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$15,546	6.5%	$15,683	11.0%	(0.9)%
Six Months Ended	$27,245	7.2%	$19,038	6.3%	43.1%

In the three and six months ended September 30, 2006, net sales of video games for Nintendo GameCube (“GameCube”) were primarily driven by sales of Cars, as well as the current quarter release of Monster House™ and Barnyard. We released three new titles in the three months ended September 30, 2006 and 2005, respectively, and net sales in those periods were relatively flat. We released five and three new titles in the six months ended September 30, 2006 and 2005, respectively, and net sales increased $8.2 million. The increase in net sales was primarily due to sales of Cars and more new releases in the current period.

We expect net sales from GameCube products to decline in fiscal 2007, as compared to fiscal 2006, due to a reduced SKU count and the launch of Nintendo’s next-generation console, Wii. We expect sales of games for GameCube to decline in the future as consumer demand shifts to video games made for Wii.

Sony PlayStation 2 Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$49,613	20.6%	$44,640	31.3%	11.1%
Six Months Ended	$85,252	22.5%	$104,954	34.9%	(18.8)%

In the three months ended September 30, 2006, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by the continued roll-out of Cars across our international territories. We released three new titles in the three months ended September 30, 2006, and four new titles in the same period last fiscal year. Net sales increased by $5.0 million in the three months ended September 30, 2006 as compared to the same period last fiscal year, primarily due to the continued roll-out of Cars across our international territories.

In the six months ended September 30, 2006, net sales of video games for PS2 were primarily driven by the release of Cars. We released five new titles in the six months ended September 30, 2006, and six new titles in the same period last fiscal year. Net sales decreased by $19.7 million in the six months ended September 30, 2006 as compared to the same period last fiscal year, primarily due to lower catalog sales.

Sony released its next-generation console, PlayStation 3 (“PS3”), in November 2006. We expect sales of games for PS2 to decline in the future as consumer demand shifts to video games made for PS3.

Handheld Platforms

Nintendo Dual Screen Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$22,746	9.5%	$1,470	1.0%	100.0%
Six Months Ended	$35,493	9.4%	$1,533	0.5%	100.0%

In the three and six months ended September 30, 2006, net sales of video games for the Nintendo Dual Screen (“DS”) were primarily driven by Cars. We released four new titles in the three months ended September 30, 2006 and one new title in the same period last fiscal year. We released five new titles in the six months ended September 30, 2006 and one new title in the same period last fiscal year. Net sales increased by $21.3 million and $34.0 million in the three and six months ended September 30, 2006, as compared to the same periods last fiscal year due to sales of Cars, more new releases in the current period, and sales of catalog titles. Our first DS title was released in the three months ended September 30, 2005 and accordingly there were no catalog titles in these periods last fiscal year.

As the installed base of DS hardware continues to grow, we expect to bring more titles to the platform, including titles based on Nickelodeon properties such as SpongeBob SquarePants and Nicktoons.

Nintendo Game Boy Advance Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$32,994	13.7%	$31,148	21.8%	5.9%
Six Months Ended	$53,529	14.1%	$57,812	19.2%	(7.4)%

In the three months ended September 30, 2006, net sales of video games for Game Boy Advance (“GBA”) were primarily driven by Cars. We released five new titles in the three months ended September 30, 2006 and four new titles in the same period last fiscal year. Net sales increased by $1.8 million in the three months ended September 30, 2006, as compared to the same period last fiscal year due to the release of Cars and more new releases in the current quarter, partially offset by higher sales of catalog titles in the prior year period.

In the six months ended September 30, 2006, net sales of video games for GBA were primarily driven by the release of Cars. We released six new titles in the six months ended September 30, 2006 and four new titles in the same period last fiscal year. Net sales decreased by $4.3 million in the six months ended September 30, 2006, as compared to the same period last fiscal year, primarily due to fewer units of catalog titles sold and at lower average selling prices, partially offset by sales of Cars and more new releases in the current period.

We expect net sales from GBA products to decline in fiscal 2007, as compared to fiscal 2006, due to an overall decline in the GBA market as a result of continued growth of DS and PlayStation Portable into the handheld video game market.

Sony PlayStation Portable Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$16,753	7.0%	$—	—%	—%
Six Months Ended	$27,784	7.3%	$—	—%	—%

In the three and six months ended September 30, 2006, net sales of video games for PlayStation Portable (“PSP”) were driven by the release of Cars and Juiced™ Eliminator. We released one and two new titles in the three and six months ended September 30, 2006. Our first PSP title was released in the three months ended December 31, 2005, and accordingly, there were no sales in these periods last fiscal year.

As the installed base of PSP hardware continues to grow, we expect to bring more titles to the platform, including games based on our WWE license.

Wireless Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$6,967	2.9%	$8,966	6.3%	(22.3)%
Six Months Ended	$14,602	3.8%	$19,227	6.4%	(24.1)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Through our controlling interest in Minick Holding AG (“Minick”), we have also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment.

In the three and six months ended September 30, 2006, wireless net sales were primarily driven by Worms and content based on Star Wars. Wireless net sales decreased by $2.0 million and $4.6 million during the three and six months ended September 30, 2006 as compared to the same periods last fiscal year. The decrease is due to fewer new titles released as we re-align our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future.

We expect wireless net sales to decrease in fiscal 2007, as compared to fiscal 2006. In December 2006 we sold our interest in Minick. Revenue derived from our interest in Minick was approximately 40% of total Wireless net sales for the three and six months ended September 30, 2006. In addition to the loss of net sales resulting from the sale of our interest in Minick, we also expect net sales from our wireless product offerings to decrease as we continue to re-align our product portfolio.

PC Net Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$37,911	15.8%	$18,122	12.7%	109.2%
Six Months Ended	$57,081	15.1%	$32,229	10.7%	77.1%

In the three months ended September 30, 2006, net sales of PC products were primarily driven by the release of our new owned and internally developed property Company of Heroes. We released two new titles in the three months ended September 30, 2006 and four in the same period last fiscal year. Net sales increased $19.8 million in the three months ended September 30, 2006, as compared to the same period last fiscal year primarily due to high unit sales of Company of Heroes, a real-time-strategy game with premium PC pricing.

In the six months ended September 30, 2006, net sales of PC products were primarily driven by the release of our new owned and internally developed property Company of Heroes and from Titan Quest™. We released five new titles in both the six months ended September 30, 2006 and 2005, respectively. Net sales increased $24.9 million in the six months ended September 30, 2006, as compared to the same period last fiscal year, primarily due to sales of Company of Heroes and Titan Quest, bothwith premium PC pricing.

We expect PC net sales to increase in fiscal 2007, as compared to fiscal 2006, mainly due to our focus on releasing high-end PC games targeted at the core gamer, including the aforementioned titles, Supreme Commander, S.T.A.L.K.E.R.: Shadow of Chernobyl, as well as a title based on Disney•Pixar’s Cars.

Other Net Sales

Other net sales primarily consist of sales from older platforms. Other net sales during the six months ended September 30, 2006, and the three and six months ended September 30, 2005, are primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

Costs and expenses increased by $79.9 million, or 55%, and by $73.7 million, or 24%, in the three and six months ended September 30, 2006, respectively, as compared to the same periods last fiscal year. Costs and expenses as a percentage of net sales decreased by about nine points to 94% and by about two points to 102% in the three and six months ended September 30, 2006, respectively, as compared to the same periods last fiscal year. The increase in costs and expenses in the three and six months ended September 30, 2006 on a dollar basis was related to our increase in net sales.

Cost of Sales (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$77,016	32.1%	$48,009	33.6%	60.4%
Six Months Ended	$126,007	33.2%	$103,535	34.4%	21.7%

Cost of sales primarily consists of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts. Cost of sales as a percentage of net sales was lower by 1.5 and 1.2 points for the three and six months ended September 30, 2006, respectively, as compared to the same periods last fiscal year. The decrease in cost of sales as a percentage of net sales is primarily due to net sales in the current period of our next-generation titles which were priced higher than prior year current generation titles.

License Amortization and Royalties (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$20,831	8.7%	$10,735	7.5%	94.0%
Six Months Ended	$37,144	9.8%	$24,459	8.1%	51.9%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. For the three and six months ended September 30, 2006, license amortization and royalties increased by 1.2 and 1.7 points as a percentage of net sales, respectively, as compared to the same periods last fiscal year. The increase in license amortization and royalties as a percentage of net sales in the three and six months ended September 30, 2006 is primarily due to sales of Cars, a licensed property from the Disney•Pixar franchise. Net sales in the same period last fiscal year consisted of a higher mix of sales from owned intellectual properties.

Software Development Amortization (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$43,656	18.2%	$24,450	17.1%	78.6%
Six Months Ended	$68,947	18.2%	$47,795	15.9%	44.3%

Software development amortization expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current revenues to total projected revenues. For the three and six months ended September 30, 2006, software development amortization increased 1.1 and 2.3 points as a percentage of net sales, respectively, as compared to the same periods last fiscal year. The increase as a percentage of net sales in the three and six months ended September 30, 2006 is primarily due to higher development costs associated with our next-generation titles that were released in the current period as well as our decision to discontinue development of Sopranos® on Xbox 360.

Product Development (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
			As restated(1)
Three Months Ended	$25,686	10.7%	$23,871	16.7%	7.6%
Six Months Ended	$51,922	13.7%	$45,115	15.0%	15.1%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. For the three months ended September 30, 2006, product development expense increased by $1.8 million as compared to the same period last year. For the six months ended September 30, 2006, product development expense increased by $6.8 million as compared to the same period last fiscal year. The increase is primarily due to an increase in internal development headcount to approximately 1,360 at September 30, 2006, up from approximately 1,050 at September 30, 2005. The higher costs resulting from the increased internal development headcount are partially offset by an increase in the amount of product development capitalized, as more products under development in the current periods were technologically feasible as compared to the same periods last fiscal year.

In the three and six months ended September 30, 2006, we had approximately $1.0 million and $1.8 million, respectively, of stock-based compensation in product development expenses. This contrasts to the three and six months ended September 30, 2005, when we had approximately $0.1 million and $0.3 million, respectively, of stock-based compensation in product development expenses. The increase in stock-based compensation in product development expenses in the three and six months ended September 30, 2006 was due to the adoption of FAS 123R in our first quarter of fiscal 2007.

Selling and Marketing (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
			As restated(1)
Three Months Ended	$38,925	16.2%	$25,780	18.1%	51.0%
Six Months Ended	$65,636	17.3%	$61,782	20.5%	6.2%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. For the three months ended September 30, 2006, selling and marketing expenses increased by $13.1 million as compared to the same period last fiscal year. The increase in selling and marketing expenses in the three months ended September 30, 2006 was primarily due to promotional efforts supporting the launch of two new owned original titles: Saints Row on Xbox 360 and Company of Heroes onPC.

For the six months ended September 30, 2006, selling and marketing expenses increased by $3.9 million as compared to the same period last fiscal year. The increase in selling and marketing expenses in the six months ended September 30, 2006 was primarily due to promotional efforts supporting the launch of three new owned original titles: Saints Row on Xbox 360, Company of Heroes onPC and Titan Quest on PC. Also contributing to the increase are our promotional efforts supporting the release of Cars, which released in the first quarter of the current fiscal year in North America and some international territories, and then continued to roll-out across the rest of the international territories in the second quarter of the current fiscal year. This contrasts to the same period last year, when a significant portion of the selling and marketing expenses supported the launch of two new owned and original properties: Juiced and Destroy All Humans!.

For the three and six months ended September 30, 2006, selling and marketing expenses decreased by 1.9 and 3.2 points as a percentage of net sales, respectively. The decrease as a percentage of net sales is primarily due to our effective marketing spend that contributed to the increase in net sales as compared to the same period last fiscal year.

In the three and six months ended September 30, 2006, we had approximately $0.8 million and $1.2 million, respectively, of stock-based compensation in selling and marketing expenses. This contrasts to the three and six months ended September 30, 2005, when we had approximately $0.7 million and $0.8 million, respectively, of stock-based compensation in selling and marketing expenses. The increase in stock-based compensation in selling and marketing expenses in the three and six months ended September 30, 2006 was due to the adoption of FAS 123R in our first quarter of fiscal 2007.

Payment to Venture Partner (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
Three Months Ended	$773	0.3%	$677	0.5%	14.2%
Six Months Ended	$1,482	0.4%	$2,589	0.9%	(42.8)%

The payment made to venture partner is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. We did not release any titles based upon the WWE license in the six months ended September 30, 2006, and we released two WWE titles, WWE® Wrestlemania® 21 and WWE® Day of Reckoning™ 2, in the six months ended September 30, 2005. Payment to venture partner remained relatively constant during the three months ended September 30, 2006 compared to the prior year quarter.

For further discussion of the status of our agreement with JAKKS, see footnote 18, “Other Subsequent Events” in the notes to the consolidated financial statements.

General and Administrative (in thousands)

	September 30, 2006	% of net sales	September 30, 2005	% of net sales	% change
			As restated(1)
Three Months Ended	$19,645	8.2%	$13,090	9.2%	50.1%
Six Months Ended	$35,171	9.3%	$27,340	9.1%	28.6%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses increased during the three and six months ended September 30, 2006 by $6.6 million and $7.8 million, respectively, as compared to the same periods last fiscal year. General and administrative expenses increased during the three and six months ended September 30, 2006 primarily due to higher stock-based compensation. In the three and six months ended September 30, 2006, we had approximately $3.3 million and $5.3 million, respectively, of stock-based compensation in general and administrative expenses. This contrasts to the three and six months ended September 30, 2005, when we had approximately $0.2 million and $0.5 million, respectively, of stock-based compensation in general and administrative expenses. The increase in stock-based compensation in general and administrative expenses in the three and six months ended September 30, 2006 was due to the adoption of FAS 123R in our first quarter of fiscal 2007. Also contributing to the increase in the three months ended September 30, 2006 are legal fees incurred related to the SEC stock option grant practices inquiry as well as other legal matters and additional facilities costs.

Income Taxes

The effective tax rate for the six months ended September 30, 2006 and 2005 was 19% and 28%, respectively. The tax rate for the six months ended September 30, 2006 is lower because of the tax benefit resulting from disqualifying dispositions of incentive stock options during the period. Excluding the impact of disqualifying dispositions of incentive stock options, the effective tax rate would have been 7%, lower than the prior year rate, because of non-deductible stock-based compensation recognized under FAS 123R and payroll tax expenses related to the stock option investigation. Excluding the impact of stock-based compensation and payroll tax expenses related to the stock option investigation, our effective tax rate for the six months ended September 30, 2006 and 2005 would have been 31% and 30%, respectively. Our effective tax rate for the three and six months ended September 30, 2006 does not include any federal research and development tax credits. In December 2006 the federal research and development tax credit was retroactively extended and accordingly, our fiscal 2007 effective tax rate, excluding the impact of stock-based compensation and payroll tax expenses related to the stock option investigation, is expected to be 28%. The benefit of the federal research and development tax credit for period from January 1, 2006 through September 30, 2006 will be recorded in our quarter ending December 31, 2006.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. We own 50% of Minick’s outstanding common stock and control its board of directors.

Liquidity and Capital Resources

	September 30, 2006	March 31, 2006	Change
(In thousands)
Cash and cash equivalents	$74,018	$91,517	$(17,499)
Short-term investments	209,778	280,120	(70,342)
Cash, cash equivalents and short-term investments	$283,796	$371,637	$(87,841)
Percentage of total assets	32%	44%

	Six Months Ended September 30,
	2006	2005	Change
(In thousands)	As restated(1)
Cash used in operating activities	$(85,047)	$(60,678)	$(24,369)
Cash provided by (used in) investing activities	53,752	(6,500)	60,252
Cash provided by financing activities	15,076	23,768	(8,692)
Effect of exchange rate changes on cash	(1,280)	(266)	(1,014)
Net decrease in cash and cash equivalents	$(17,499)	$(43,676)	$26,177

(1)   See Note 2, “Restatement of Consolidated Financial Statements.”

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

Cash used in operating activities increased by approximately $24.4 million for the six months ended September 30, 2006, as compared to the same period last fiscal year. The increase in cash used was primarily a result of increases in licenses and software development spending partially offset by increased payables. We expect to generate positive operating cash flow for the full fiscal year 2007.

Cash Flow from Investing Activities.   Cash provided by investing activities increased by approximately $60.3 million for the six months ended September 30, 2006, as compared to the same period last fiscal year, primarily due to an increase in the amount of net proceeds from sales and purchases of short-term investments.

Cash Flow from Financing Activities.   Cash provided by financing activities decreased by approximately $8.7 million for the six months ended September 30, 2006, as compared to the same period last fiscal year, primarily due to common stock repurchases in the current period and no common stock repurchases during the six months ended September 30, 2005.

Key Balance Sheet Accounts

Accounts Receivable.   Accounts receivable increased by $31.0 million from $78.9 million at March 31, 2006 to $109.9 million at September 30, 2006. The increase in net accounts receivable is primarily due to higher net sales in the three months ended September 30, 2006 as compared to the three months ended March 31, 2006. Allowances for price protection, returns and doubtful accounts were $78.3 million as of September 30, 2006, a $20.5 million increase from $57.8 million at March 31, 2006. Allowances for price protection and returns as a percentage of trailing nine month net sales were 12% as of September 30, 2006 as compared to 9% as of September 30, 2005. We believe these reserves are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.   Inventory increased by $13.8 million from $28.6 million at March 31, 2006 to $42.4 million at September 30, 2006. The increase in inventory is primarily due to re-orders of Cars, Bratz: Diamonds, Monster House, and Barnyard, as well as the release of Avatar: The Last Airbender in October 2006 and inventory purchases of catalog titles.

Licenses.   Licenses increased by $23.3 million from $81.5 million at March 31, 2006 to $104.8 million at September 30, 2006. The increase in licenses is primarily due to advance payments made to licensors, partially offset by amortization of our existing licenses.

Software Development.   Software development increased by $36.3 million from $109.1 million at March 31, 2006 to $145.4 million at September 30, 2006. The increase in software development is primarily the result of our investment in next-generation titles with higher development costs scheduled to be released in the remainder of fiscal 2007 and in fiscal 2008.

Accounts Payable.   Accounts payable increased by $23.2 million from $34.9 million at March 31, 2006, to $58.1 million at September 30, 2006. The increase in accounts payable is primarily due to inventory purchases.

Accrued and Other Current Liabilities.   Accrued and other current liabilities increased by $3.6 million from $110.9 million at March 31, 2006 to $114.5 million at September 30, 2006. The increase in accrued and other current liabilities is primarily due to an increase in our international value added tax accrual related to the increase in net sales, partially offset by royalty payments in excess of royalty accruals for the six months ended September 30, 2006.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II—Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Total
Remainder of 2007	$31,721	$14,518	$6,818	$15,153	$68,210
2008	47,949	14,920	13,083	—	75,952
2009	40,883	11,907	12,573	—	65,363
2010	38,000	13,530	12,248	—	63,778
2011	23,000	8,372	11,711	—	43,083
Thereafter	—	—	32,658	—	32,658
	$181,553	$63,247	$89,091	$15,153	$349,044

(1)          Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2006 are approximately $181.6 million.

License/software development commitments in the table above include $64.9 million of commitments to licenses that are included in our consolidated balance sheet as of September 30, 2006 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)          Letters of Credit. As of September 30, 2006, we were in compliance with all the covenants under our credit facility, had outstanding letters of credit of approximately $15.2 million and no borrowings. This credit facility expired on November 29, 2006 and we did not renew it. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

For a summary of legal contingencies as of September 30, 2006, see Part II, Item 1—Legal Proceedings. Additionally, see Note 17, “Subsequent Events Related to the Special Committee and Company Investigation and the Restatement,” for more information regarding legal and regulatory proceedings that arose following September 30, 2006.

Recently Issued Accounting Pronouncements

See “Note 16—Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements, herein.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. There have been no material changes in our market risk as described in Item 7A to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, under the caption “Quantitative and Qualitative Disclosures About Market Risk.”

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

(b) Evaluation of disclosure controls and procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. As a result of the findings of the Special Committee as well as our internal review of our historical stock option practices and our need to restate our prior consolidated financial statements, as described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-Q, management determined that there was a material weakness as of

September 30, 2006, as more fully described below. For these reasons, we have concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2006. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

The following is a summary of control deficiencies identified by management as of September 30, 2006:

•       We did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate and such grants were not accounted for in accordance with accounting principles generally accepted in the United States of America;

•       We failed to ensure that actions of the Compensation Committee meetings were thoroughly and timely documented; and

•       We failed to ensure that managers and other personnel involved in the stock option grant process understood the consequences of timely approval of finalized employee grant lists.

•       Because of the control deficiencies defined above, we were not able to timely file this Quarterly Report on Form 10-Q.

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

Management along with our Board and Compensation Committee has implemented, or is in the process of implementing, such remedial measures.

(c) Changes in internal control over financial reporting.   There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

SEC Informal Inquiry.   On August 4, 2006, we received a letter of informal inquiry from the Securities and Exchange Commission (the “SEC”) requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We have cooperated fully and intend to continue cooperating fully with all matters related to this request. For information regarding this inquiry arising after September 30, 2006, see Note 17, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement,” in the Notes to Consolidated Financial Statements.

Lawsuits related to our historical stock option granting practices.   On August 25, 2006, a shareholder action captioned Ramsey v. Haller et al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. We have been served with one other shareholder derivative complaint, based on substantially the same allegations, which was filed in California federal court. A third shareholder derivative complaint, filed in California Superior Court, Los Angeles County, has not yet been served on the defendants, but we expect to accept service shortly. Although litigation is subject to inherent uncertainties, we do not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

WWE Lawsuit.   On October 12, 2006, World Wrestling Entertainment, Inc. filed a lawsuit against the Company and THQ / JAKKS Pacific, LLC (the “LLC”), involving a claim previously reported in our SEC filings concerning allegedly improper sales of WWE video games in Japan and other countries in Asia. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. The Company and the LLC believe the lawsuit is without merit and we intend to defend ourselves vigorously.

Other than described above, during the three months ended September 30, 2006, there were no material developments in any of the legal proceedings described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. For developments subsequent to September 30, 2006, see Note 17, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement,” in the Notes to Consolidated Financial Statements.

We are involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.                Risk Factors

During the three months ended September 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended September 30, 2006.

Limitations upon Payment of Dividends

As of September 30, 2006, the Amended and Restated Revolving Credit Agreement dated September 27, 2002, as amended (the “Credit Agreement”), restricted payment of cash dividends to shareholders of the Company. The Credit Agreement expired on November 29, 2006 and there is no longer a restriction on the Company’s ability to pay cash dividends to shareholders of the Company.

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on July 20, 2006. The following four matters were decided:

1.                Six directors were elected:

	Votes For	Votes Withheld
Brian J. Farrell	57,030,271	2,421,848
Lawrence Burstein	54,901,422	4,550,697
Henry T. DeNero	57,119,717	2,332,402
Brian P. Dougherty	58,387,153	1,064,966
Jeffrey W. Griffiths	59,225,140	226,979
James L. Whims	58,041,236	1,410,833

2.                A proposal to approve the THQ Inc. 2006 Long-Term Incentive Plan was approved by a vote of 39,315,864 for; 14,919,677 against; 32,558 abstaining; and 5,184,020 broker non-votes.

3.                A proposal to approve the THQ Inc. Employee Stock Purchase Plan was approved by a vote of 51,487,995 for; 2,742,153 against; 37,951 abstaining; and 5,184,020 broker non-votes.

4.                A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2007 was approved by a vote of 57,566,553 for; 1,880,091 against; and 5,475 abstaining.

Item 5.                        Other Information

See Note 17, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement,” and Note 18, “Other Subsequent Events” in the Notes to Consolidated Financial Statements for events occurring subsequent to September 30, 2006.

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

10.1*	Amended and Restated Employment Agreement dated as of July 20, 2006 by and between the Registrant and Brian J. Farrell.
10.2*	Form of Performance Accelerated Restricted Stock Unit Award Agreement for the Amended and Restated 1997 Stock Option Plan.
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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