Form 10-Q
period 2006-12-31
THQ INC
filed 2007-02-08
CIK 865570

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 2, 2007, there were 65,600,883 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1.                        Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,379	$91,517
Short-term investments	235,856	280,120
Cash, cash equivalents and short-term investments	407,235	371,637
Accounts receivable, net of allowances	180,909	78,876
Inventory	45,874	28,620
Licenses	43,032	20,849
Software development	113,347	91,843
Income taxes receivable	—	4,686
Prepaid expenses and other current assets	36,070	12,420
Total current assets	826,467	608,931
Property and equipment, net	42,576	37,485
Licenses, net of current portion	44,975	60,623
Software development, net of current portion	15,619	17,236
Income taxes receivable, net of current portion	10,273	10,273
Goodwill	86,027	90,872
Other long-term assets, net	18,662	23,048
TOTAL ASSETS	$1,044,599	$848,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,814	$34,871
Accrued and other current liabilities	168,977	110,924
Income taxes payable	16,984	—
Deferred income taxes	486	3,578
Total current liabilities	251,261	149,373
Other long-term liabilities	49,090	60,323
Deferred income taxes, net of current portion	9,681	9,681
Commitments and contingencies (See Note 10)
Minority interest	—	1,340
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 65,514,996 and 64,140,977 shares issued and outstanding as of December 31, 2006 and March 31, 2006, respectively	655	642
Additional paid-in capital	445,592	405,425
Accumulated other comprehensive income	15,460	10,367
Retained earnings	272,860	211,317
Total stockholders’ equity	734,567	627,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,044,599	$848,468

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Net sales	$475,741	$357,848	$854,767	$658,507
Cost and expenses:
Cost of sales	162,110	126,160	288,117	229,695
License amortization and royalties	49,759	41,899	86,903	66,358
Software development amortization	71,417	33,129	140,364	80,924
Product development	21,912	26,685	73,834	71,800
Selling and marketing	51,213	42,678	116,849	104,460
Venture partner expense	13,503	8,537	14,985	11,126
General and administrative	24,100	15,074	59,271	42,414
Total costs and expenses	394,014	294,162	780,323	606,777
Income from continuing operations	81,727	63,686	74,444	51,730
Interest and other income, net	2,595	1,217	9,071	4,623
Income from continuing operations before income taxes and minority interest	84,322	64,903	83,515	56,353
Income taxes	24,367	17,917	24,215	15,482
Income from continuing operations before minority interest	59,955	46,986	59,300	40,871
Minority interest	(7)	(62)	136	(116)
Income from continuing operations	59,948	46,924	59,436	40,755
Gain on sale of discontinued operations, net of tax	2,107	—	2,107	—
Net income	$62,055	$46,924	$61,543	$40,755
Net income per share—basic:
Continuing operations	$0.92	$0.75	$0.92	$0.65
Discontinued operations	0.03	—	0.03	—
Net income per share—basic	$0.95	$0.75	$0.95	$0.65
Shares used in per share calculation—basic	65,387	62,982	64,737	62,265
Net income per share—diluted:
Continuing operations	$0.88	$0.71	$0.89	$0.63
Discontinued operations	0.03	—	0.03	—
Net income per share—diluted	$0.91	$0.71	$0.92	$0.63
Shares used in per share calculation—diluted	68,101	65,768	67,150	65,101

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2006	2005
		As restated(1)
OPERATING ACTIVITIES:
Net income	$61,543	$40,755
Adjustments to reconcile net income to net cash used in operating activities:
Minority interest and other	54	116
Depreciation and amortization	11,420	10,569
Amortization of licenses and software development	155,039	70,738
Gain on sale of Minick	(2,353)	—
Loss on disposal of property and equipment	621	66
Stock-based compensation expense	14,131	2,486
Tax benefit related to stock-based awards	6,483	7,699
Excess tax benefit related to stock-based awards	(4,091)	—
Deferred income taxes	—	158
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(104,619)	(118,029)
Inventory	(16,206)	(8,163)
Licenses	(31,002)	(11,263)
Software development	(145,487)	(86,739)
Prepaid expenses and other current assets	(22,618)	(10,403)
Accounts payable	29,990	6,600
Accrued and other liabilities	49,952	48,836
Income taxes	24,407	4,841
Net cash provided by (used in) operating activities	27,264	(41,733)
INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	474,105	357,335
Purchase of short-term investments	(429,841)	(310,587)
Other long-term assets	(2,457)	(2,158)
Acquisitions, net of cash acquired	(4,950)	(5,331)
Net proceeds from sale of Minick	7,958	—
Purchases of property and equipment	(15,282)	(17,525)
Net cash provided by investing activities	29,533	21,734
FINANCING ACTIVITIES:
Stock repurchase	(10,061)	—
Proceeds from exercise of stock options	28,493	31,678
Excess tax benefit related to stock-based awards	4,091	—
Net cash provided by financing activities	22,523	31,678
Effect of exchange rate changes on cash	542	11
Net increase in cash and cash equivalents	79,862	11,690
Cash and cash equivalents—beginning of period	91,517	98,175
Cash and cash equivalents—end of period	$171,379	$109,865

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

In the fourth quarter of fiscal 2006, we reclassified warehousing expenses from selling and marketing to cost of sales. Classification of these expenses as a component of cost of sales is a practice that is consistent with others within our industry. The reclassified warehousing expenses for the three and nine months ended December 31, 2005 were $2.0 million and $4.4 million, respectively.

In the first quarter of fiscal 2007, we reclassified certain depreciation and amortization expenses from general and administrative expenses to selling and marketing expenses and to product development expenses. Depreciation and amortization expenses are now classified in our consolidated statement of operations according to the department utilizing the related assets. The reclassified depreciation and amortization expenses for the three and nine months ended December 31, 2005 were $0.2 million and $0.7 million, respectively, to selling and marketing expenses and $2.4 million and $6.7 million, respectively, to product development expenses. We also reclassified transactional foreign currency gains and losses from general and administrative expenses to net interest and other income. The reclassified transactional foreign currency gains and losses for the three and nine months ended December 31, 2005 were $0.5 million and $0.9 million, respectively.

Fiscal Year and Fiscal Quarter.

Effective April 1, 2006, we began reporting our fiscal year on a 52/53-week period. Beginning with the current fiscal year ending March 31, 2007, we will end our fiscal year on the Saturday nearest March 31. The results of operations for the three and nine months ended December 31, 2006 and 2005 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2006	13 weeks	December 30, 2006
Three months ended December 31, 2005	13 weeks	December 31, 2005
Nine months ended December 31, 2006	39 weeks	December 30, 2006
Nine months ended December 31, 2005	39 weeks	December 31, 2005

For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

2.   Restatement of Consolidated Financial Statements

Subsequent to the issuance of our fiscal 2006 consolidated financial statements, as a result of an internal review of our historical stock option grant practices and based on the conclusions of an independent investigation by a Special Committee of our Board of Directors, we have concluded that incorrect measurement dates for stock option grants were previously used for financial accounting and reporting purposes on a number of occasions.

As a result, we have restated our condensed consolidated statements of operations for the three and nine months ended December 31, 2005, and our condensed consolidated statement of cash flows for the nine months ended December 31, 2005.

We have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants from amounts previously reported. The adjustments, after tax, for the three and nine months ended December 31, 2005 were $0.7 million and $1.5 million, respectively.

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 (“FAS 123”) in Note 11 to reflect the impact of these adjustments.

See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of our Form 10-K/A for the fiscal year ended March 31, 2006, for further information regarding this restatement.

The following tables set forth the effects of the adjustments on our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2005:

(In thousands, except per share data)

	For the Three Months Ended December 31, 2005			For the Nine Months Ended December 31, 2005
	As previously reported(1)	Adjustments	As restated	As previously reported(1)	Adjustments	As restated
Product development	$26,347	$338	$26,685	$71,085	$715	$71,800
Selling and marketing	42,571	107	42,678	104,218	242	104,460
General and administrative	14,803	271	15,074	41,937	477	42,414
Total costs and expenses	293,446	716	294,162	605,343	1,434	606,777
Income from continuing operations	64,402	(716)	63,686	53,164	(1,434)	51,730
Interest and other income, net	1,287	(70)	1,217	4,814	(191)	4,623
Income from continuing operations before income taxes and minority interest	65,689	(786)	64,903	57,978	(1,625)	56,353
Income taxes	18,044	(127)	17,917	15,654	(172)	15,482
Income from continuing operations before minority interest	47,645	(659)	46,986	42,324	(1,453)	40,871
Net income	47,583	(659)	46,924	42,208	(1,453)	40,755
Net income per share—basic	$0.76	$(0.01)	$0.75	$0.68	$(0.03)	$0.65
Net income per share—diluted	$0.72	$(0.01)	$0.71	$0.65	$(0.02)	$0.63
Shares used in per share calculation—basic	62,982	—	62,982	62,265	—	62,265
Shares used in per share calculation—diluted	65,919	(151)	65,768	65,154	(53)	65,101

(1)          See Note 1, “Basis of Presentation” for description of certain reclassifications made to the prior period consolidated financial statements to conform to the current period consolidated financial statements.

The following tables set forth the effects of the adjustments on our Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2005:

(In thousands)

	December 31, 2005
	As previously reported	Adjustments	As restated
Net income	$42,208	$(1,453)	$40,755
Stock-based compensation expense	1,479	1,007	2,486
Tax benefit related to the exercise of stock-based awards	9,079	(1,380)	7,699
Deferred income taxes	95	63	158
Accrued and other liabilities	48,378	458	48,836
Income taxes	3,536	1,305	4,841

3.   Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

Our investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized gains (losses) reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The following table summarizes our cash, cash equivalents and short-term investments as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$171,379	—	—	$171,379
Short-term investments:
U.S. agency securities	13,485	1	(22)	13,464
Municipal securities	198,425	—	(28)	198,397
Corporate notes	23,997	—	(2)	23,995
Total short-term investments	235,907	1	(52)	235,856
Cash, cash equivalents and short-term investments	$407,286	1	(52)	$407,235

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$5,486	$(1)	$7,978	$(21)	$13,464	$(22)
Municipal securities	191,134	(19)	7,263	(9)	198,397	(28)
Corporate notes	23,995	(2)	—	—	23,995	(2)
Total	$220,615	$(22)	$15,241	$(30)	$235,856	$(52)

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

During the nine months ended December 31, 2006 and 2005 there were no realized gains or (losses) from sales of available-for-sale securities. In addition to the net unrealized loss of $51,000 from our short-term investments, we had an unrealized loss on our investment in Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 8—Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2006 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$220,636	$220,615
Due after one year through two years	15,271	15,241
Total	$235,907	$235,856

In the fourth quarter of fiscal 2006 we changed the presentation of our proceeds from sales and maturities of short-term investments and purchases of short-term investments in our consolidated statements of cash flows. The statements of cash flows presented in these financial statements present the gross amount of these transactions during each of the nine months ended December 31, 2006, and 2005. The previously reported statement of cash flows for the nine months ended December 31, 2005 presented these activities at a net transactional level. As a result, the amounts reported in these financial statements for our proceeds from sales and maturities of short-term investments and purchases of short-term investments are higher than previously reported. The change in presentation does not impact the net proceeds from sales and maturities of short-term investments and purchases of short-term investments, our cash flow from investing activities or our overall change in cash and cash equivalents.

Financial Instruments.   As of December 31, 2006 and March 31, 2006, we had foreign exchange forward contracts in the notional amount of $66.1 million and $60.3 million, respectively. The net loss recognized from foreign currency contracts during the three and nine months ended December 31, 2006 was $457,000 and $1.2 million, respectively, and the net (loss) gain recognized from foreign currency contracts during the three and nine months ended December 31, 2005 was $(246,000) and $631,000, respectively, both of which are included in interest and other income and expense in our consolidated statements of operations.

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

Licenses are expensed to license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to license amortization and royalties expense may be larger than anticipated in any given quarter. As of December 31, 2006, the net carrying value of our licenses was $88.0 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current gross revenues to total projected gross revenues. If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to software development amortization may be larger than anticipated in any given quarter. As of December 31, 2006, the net carrying value of our software development was $129.0 million.

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

The changes in the carrying amount of goodwill for the nine months ended December 31, 2006 are as follows (in thousands):

Balance at March 31, 2006	$90,872
Sale of 50% interest in Minick Holdings AG (“Minick”)	(9,469)
Additional consideration paid for ValuSoft acquisition	1,800
Goodwill acquired	1,343
Effect of foreign currency translation	1,481
Balance at December 31, 2006	$86,027

7.   Other Intangible Assets

Other intangible assets are included in other long-term assets, net, and are as follows (in thousands):

		December 31, 2006			March 31, 2006
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-3 years	$833	$(666)	$167	$3,055	$(2,085)	$970
Trade secrets	5 years	1,800	(1,800)	—	1,800	(1,530)	270
Customer list	4-5 years	—	—	—	1,414	(550)	864
Trade names	3-10 years	1,963	(811)	1,152	3,196	(739)	2,457
Non-compete / Employment contracts	3-7 years	993	(766)	227	1,055	(656)	399
Total		$5,589	$(4,043)	$1,546	$10,520	$(5,560)	$4,960

Amortization of other intangible assets was $516,000 and $1.7 million for the three and nine months ended December 31, 2006, respectively, and $643,000 and $1.9 million for the three and nine months ended December 31, 2005, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years, and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of December 31, 2006, future amortization of other finite-lived intangible assets was estimated as follows (in thousands):

Fiscal Year Ending March 31,
Remainder of 2007	$195
2008	487
2009	246
2010	115
2011	103
Thereafter	400
$1,546

8.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s. For the nine months ended December 31, 2006, the unrealized holding loss related to our investment in Yuke’s was $3.5 million. For the nine months ended December 31, 2005, the unrealized holding gain related to our investment in Yuke’s was $3.2 million.

Other long-term assets as of December 31, 2006 and March 31, 2006 are as follows (in thousands):

	December 31, 2006	March 31, 2006
Investment in Yuke’s	$5,697	$9,217
Other intangible assets (see Note 7)	1,546	4,960
Other	11,419	8,871
Total other long-term assets	$18,662	$23,048

9.   Balance Sheet Details

Inventory.   Inventory at December 31, 2006 and March 31, 2006 consists of the following (in thousands):

	December 31,	March 31,
	2006	2006
Components	$1,587	$1,530
Finished goods	44,287	27,090
Inventory	$45,874	$28,620

Property and Equipment, net.   Property and equipment at December 31, 2006 and March 31, 2006 consists of the following (in thousands):

	Useful	December 31,	March 31,
	Lives	2006	2006
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	54,312	44,776
Furniture, fixtures and equipment	5 yrs	8,866	7,324
Leasehold improvements	3-6 yrs	11,217	7,847
Automobiles	2-5 yrs	103	128
		75,618	61,195
Less: accumulated depreciation		(33,042)	(23,710)
		$42,576	$37,485

Depreciation expense associated with property and equipment amounted to $3.7 million and $9.9 million, respectively, for the three and nine months ended December 31, 2006, and $3.1 million and $8.7 million, respectively, for the three and nine months ended December 31, 2005.

Accrued and Other Current Liabilities.   Accrued and other current liabilities at December 31, 2006 and March 31, 2006 consist of the following (in thousands):

	December 31,	March 31,
	2006	2006
Accrued liabilities	$51,305	$34,194
Accrued compensation	33,054	23,367
Accrued venture partner expense	13,618	1,419
Accrued royalties	71,000	51,944
Accrued and other current liabilities	$168,977	$110,924

Other Long-Term Liabilities.   Other long-term liabilities at December 31, 2006 and March 31, 2006 consist of the following (in thousands):

	December 31,	March 31,
	2006	2006
Accrued royalties	$45,800	$58,025
Accrued liabilities	3,290	2,298
Other long-term liabilities	$49,090	$60,323

10.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development	Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Total
Remainder of 2007	$22,567	$9,518	$3,560	$22,555	$58,200
2008	61,285	13,977	13,578	—	88,840
2009	40,836	11,618	12,989	—	65,443
2010	38,049	13,270	12,658	—	63,977
2011	13,000	8,216	12,101	—	33,317
Thereafter	—	—	33,411	—	33,411
	$175,737	$56,599	$88,297	$22,555	$343,188

(1)          Licenses and Software Development.   We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2006 are approximately $175.7 million.

License/software development commitments in the table above include $64.3 million of commitments to licensors that are included in our consolidated balance sheet as of December 31, 2006 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)          Letters of Credit.   As of December 31, 2006, we had outstanding letters of credit of approximately $22.5 million. Our previous credit facility expired on November 29, 2006 and we did not renew it. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

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

Upon receipt of the notice of informal inquiry from the SEC, our Board of Directors (the “Board”) formed a special committee consisting of one outside director (the “Special Committee”) to conduct an independent and comprehensive investigation of our stock option practices and to oversee our response to the SEC. The Special Committee retained independent outside legal counsel and forensic accountants (the “Investigative Team”) to aid in its investigation.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee concluded that there was no evidence of fraud or misconduct by any person with respect to the Company’s historical stock option grant practices. The Special Committee identified instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed in detail in Note 2 of the Notes to the Consolidated Financial Statements of our Form 10-K/A for the year ended March 31, 2006, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. The Special Committee also recommended certain remedial measures with respect to the Company’s stock option grant practices, which were adopted by the Board. The Special Committee and its Investigative Team reported the Special Committee’s findings and remedial measures to the SEC on January 8, 2007. We do not know when the SEC inquiry will be resolved or what actions, if any, the SEC may take as a result of this inquiry.

Lawsuits related to our historical stock option granting practices.   On August 25, 2006, a shareholder action captioned Ramsey v. Haller et al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. We have been served with two other shareholder derivative complaints, based on substantially the same allegations, one filed in California Superior Court and one in Federal District Court in Los Angeles. Although litigation is subject to inherent uncertainties, we do not believe the results of these pending actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

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

With respect to other future potential expenditures, there have been no material changes outside the normal course of business to the potential expenditures disclosed in Item 8 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, under “Note 18—Commitments and Contingencies,” as of the date hereof.

We are involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations, other than potentially the litigation previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, under Item 8, “Note 18—Commitments and Contingencies.”

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, Performance Accelerated Restricted Stock (“PARS”) and Performance Accelerated Restricted Stock Units (“PARSUs”). The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company. The LTIP provides for the grant of stock options (including incentive stock options), Stock Appreciation Rights (SARs), Restricted Stock Awards, Other Stock Unit Awards, and Performance Awards (in the form of Performance Shares or Performance Units) to eligible directors and employees of, and consultants or advisors to, the Company. Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares. Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit. As of December 31, 2006, we had 5,577,365 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date. PARS and PARSUs that have been granted to our officers under the 1997 Plan, and Deferred Stock Units (“DSUs”) that have been granted to our officers under the LTIP vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year. To date, no vesting of PARS or PARSUs has been accelerated. PARSUs granted to our non-employee directors vest one year after their grant date. DSUs granted to our non-employee directors vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant. The fair value of our nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The fair value of PARS, PARSUs and DSUs granted is amortized over the period(s) in which the related services are rendered.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards:  stock options, PARS, PARSUs and DSUs. Any references we make to “nonvested shares” are intended to represent our PARS and PARSU awards.

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

The compensation expense related to stock-based compensation was $5.7 million and $14.1 million, respectively, for the three and nine months ended December 31, 2006, and $0.9 million and $2.5 million,

respectively, for the three and nine months ended December 31, 2005. The total income tax benefit recognized in the statement of operations for stock-based compensation expense was $0.3 million and $3.0 million, respectively, for the three and nine months ended December 31, 2006, and $0.2 million and $0.7 million, respectively, for the three and nine months ended December 31, 2005. Stock-based compensation cost capitalized during the nine months ended December 31, 2006 and 2005, was $4.5 million and zero, respectively, and is included in software development in the consolidated balance sheet.

For the three and nine months ended December 31, 2006, stock-based compensation expense recognized in the statement of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Software development amortization	$625	$—	$788	$—
Product development	951	292	2,727	574
Selling and marketing	918	102	2,142	865
General and administrative	3,223	517	8,474	1,047
Total stock-based compensation	$5,717	$911	$14,131	$2,486

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation recognized in the three and nine months ended December 31, 2006 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from our stock-based awards as operating cash flows in the statement of cash flows. FAS 123R requires the cash flows resulting from the tax benefits arising out of tax deductions in excess of the compensation recognized for the stock-based awards (“excess tax benefits”) to be classified as financing cash flows. Prior to our adoption of FAS 123R on April 1, 2006, the $4.1 million excess tax benefit classified as a financing cash inflow in the nine months ended December 31, 2006 would have been classified as an operating cash inflow.

The fair value of each stock option granted during the three and nine months ended December 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Dividend yield	—%	—%
Anticipated volatility	37%	37%
Weighted-average risk-free interest rate	4.6%	4.9%
Expected lives	3.0 years	3.2 years

A summary of our stock option activity as of December 31, 2006, and changes during the nine months then ended is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at April 1, 2006	9,075	$16.00
Granted	2,336	23.70
Exercised	(1,902)	14.89
Forfeited/expired/cancelled	(666)	18.13
Outstanding at December 31, 2006	8,843	$18.38	3.1	$125,181
Exercisable at December 31, 2006	3,735	$14.97	2.0	$65,536

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at December 31, 2006. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at December 31, 2006. The aggregate intrinsic value of stock options exercised during the three and nine months ended December 31, 2006 was $5.3 million and $22.1 million, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended December 31, 2005 was $8.2 million and $26.2 million, respectively.

The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2006 was $10.05 and $7.57, respectively. The weighted-average grant-date fair value of stock options granted during the three and nine months ended December 31, 2005 was $10.10 and $9.15, respectively.

In addition, options determined to have been granted with an exercise price below the fair market value of our common stock on the date determined to be the correct measurement date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which the options vest. We have determined that options to purchase approximately 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 the Compensation Committee of our Board of Directors unilaterally corrected the exercise price of affected options that remain outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date. In January of 2007, the Compensation Committee determined to give each affected option holder, subject to certain conditions, a cash payment equal to the aggregate difference between the initial exercise price and the increased exercise price of each holder’s affected options (“Cash Payment”). We estimate that the Cash Payment will be approximately $2.4 million and will be made in the fourth quarter of fiscal 2007. We have accounted for the impact of the corrected options as a stock option modification under FAS 123R.

We also plan to compensate individuals who had exercised affected options prior to December 2006 for excise tax liability and certain other adverse consequences under Section 409A. We incurred additional compensation expense of $1.6 million in the third quarter of fiscal 2007 in connection with all the actions described above.

A summary of the status of our nonvested shares as of December 31, 2006 and changes during the nine months then ended, is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value
Nonvested shares at April 1, 2006	259	$19.63
Granted	153	26.15
Vested	(40)	25.40
Forefeited/cancelled	(33)	20.44
Nonvested shares at December 31, 2006	339	$21.81

The weighted-average grant-date fair value of nonvested shares granted in the nine months ended December 31, 2006 and 2005 was $26.15 and $19.16, respectively.

The fair value of our stock-based awards that vested during the three and nine months ended December 31, 2006 was $6.7 million and $17.3 million, respectively. The fair value of our stock-based awards that vested during the three and nine months ended December 31, 2005 was $4.3 million and $12.3 million, respectively.

The unrecognized compensation cost, that we expect to vest, related to our nonvested stock-based awards at December 31, 2006, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at December 31, 2006	Weighted- Average Period (in years)
Stock options	$26,537	1.4
Nonvested shares	5,240	3.9
	$31,777

Cash received from exercises of stock options for the nine months ended December 31, 2006 and 2005 was $28.5 million and $31.7 million, respectively. The actual tax benefit realized for the tax deductions from all stock-based awards totaled $6.5 million and $7.7 million for the nine months ended December 31, 2006 and 2005, respectively.

Proforma information for periods prior to the adoption of FAS 123R

Prior to the adoption of FAS 123R, we accounted for our stock-based compensation to employees using the intrinsic value method in accordance with APB 25 and the disclosure-only provisions of FAS 123. Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the three and nine months ended December 31, 2005. Forfeitures of our stock-based awards were reflected in our disclosures as they occurred. Previously reported amounts have not been restated relative to our adoption of FAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants made under our stock option plans during the three and nine months ended December 31, 2005:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Dividend yield	—%	—%
Anticipated volatility	48%	51%
Weighted-average risk-free interest rate	4.40%	4.03%
Expected lives	3 years	3 years

The following table shows what our net income and income per share would have been for the three and nine months ended December 31, 2005, had compensation cost for our stock-based compensation been measured based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123 (in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
	As restated(1)	As restated(1)
Net income—as reported	$46,924	$40,755
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	696	1,797
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,916)	(9,930)
Net income—pro forma	$43,704	$32,622
Earnings per share:
Basic—as reported	$0.75	$0.65
Basic—pro forma	$0.69	$0.52
Diluted—as reported	$0.71	$0.63
Diluted—pro forma	$0.67	$0.51

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

12.   Capital Stock Transactions

On September 10, 2002, November 21, 2002, and February 5, 2004, we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions with a total authorized repurchase amount of $75.0 million. At March 31, 2006 there was $22.1 million available for future repurchases. During the nine months ended December 31, 2006, we repurchased $10.1 million of our common stock. As of December 31, 2006, we have repurchased 3,949,000 shares of our common stock for approximately $63.0 million, leaving $12.0 million available for future repurchases. There is no expiration date for the authorized repurchases.

13.   Net Income Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted net income per share for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Net income used to compute basic and diluted earnings per share	$62,055	$46,924	$61,543	$40,755
Weighted-average number of shares outstanding—basic	65,387	62,982	64,737	62,265
Dilutive effect of stock options and warrants	2,714	2,786	2,413	2,836
Number of shares used to compute income per share—diluted	68,101	65,768	67,150	65,101

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

The following weighted-average options were excluded from the computation of diluted earnings per share above as such effect would have been anti-dilutive (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
Outstanding options	879	283	2,432	339

14.   Comprehensive Income

The table below presents the components of our comprehensive income for the three and nine months ended December 31, 2006 and 2005 (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Net income	$62,055	$46,924	$61,543	$40,755
Other comprehensive income (loss):
Foreign currency translation adjustment	3,765	(1,082)	7,323	(2,764)
Unrealized gain (loss) on investments, net of tax of $59, $451, $(1,340) and $983, respectively	99	1,004	(2,230)	2,187
Other comprehensive income (loss)	3,864	(78)	5,093	(577)
Comprehensive income	$65,919	$46,846	$66,636	$40,178

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our net sales and total assets for the three and nine months ended December 31, 2006 and 2005 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2006
Net sales to unaffiliated customers	$294,293	$157,614	$23,834	$475,741
Total assets	813,978	197,899	32,722	1,044,599
Nine months ended December 31, 2006
Net sales to unaffiliated customers	$509,781	$299,061	$45,925	$854,767
Three months ended December 31, 2005
Net sales to unaffiliated customers	$225,623	$113,096	$19,129	$357,848
Total assets, as restated(1)	768,774	95,920	16,058	880,752
Nine months ended December 31, 2005
Net sales to unaffiliated customers	$402,058	$219,200	$37,249	$658,507

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

Information about THQ’s net sales by platform for the three and nine months ended December 31, 2006 and 2005 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2006	2005	2006	2005
Consoles
Microsoft Xbox 360	$59,394	$—	$123,763	$—
Microsoft Xbox	12,352	16,113	25,667	80,201
Nintendo Wii	24,052	—	24,052	—
Nintendo GameCube	21,594	34,770	48,838	53,809
Sony PlayStation 2	181,899	154,965	267,152	259,919
	299,291	205,848	489,472	393,929
Handheld
Nintendo Dual Screen	53,079	16,749	88,571	18,283
Nintendo Game Boy Advance	48,129	83,831	101,659	141,643
Sony PlayStation Portable	27,987	13,155	55,771	13,633
Wireless	7,485	9,062	22,087	28,288
	136,680	122,797	268,088	201,847
PC	39,746	28,572	96,827	60,801
Other	24	631	380	1,930
Total Net Sales	$475,741	$357,848	$854,767	$658,507

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

17.   Subsequent Events

Listing on the NASDAQ Stock Market.   In our amended Annual Report on Form 10-K/A for the year ended March 31, 2006 and on our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (the “Form 10-Q”), we reported that we had received a NASDAQ Staff Determination letter on November 16, 2006 indicating that, as a result of our inability to timely file the Form 10-Q, we were not in compliance with the requirements for the continued listing of our common stock as set forth in NASDAQ Marketplace Rule 4310(c)(14), and that our common stock was, therefore, subject to delisting from the NASDAQ Global Select Market. On January 19, 2007, we filed the Form 10-Q and were subsequently notified by NASDAQ that we had regained compliance with the requirements for continued listing  on The NASDAQ Global Select Market.

Operating agreement with JAKKS Pacific, Inc.   In June 1999 we entered into an operating agreement with JAKKS Pacific, Inc. (“JAKKS”) that governs our relationship with respect to the World Wrestling Entertainment, Inc. (“WWE”) license.  Pursuant to the terms of this agreement, the amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration.

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we are currently accruing for a preferred payment to JAKKS at the previous rate, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. On January 17, 2007, counsel for JAKKS sent us a letter which, among other things, demanded that we resume the previous preferred payment pending determination of the amount of the new preferred payment for the First Subsequent Distribution Period. As we have previously advised JAKKS, we believe the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, and that the amount payable to JAKKS for the First Subsequent Distribution Period is appropriately determined by the process set forth in the operating agreement. We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

18.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick. We received approximately $16 million in cash and recognized an after-tax gain of $2.1 million in discontinued operations due to the sale of Minick. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $3.5 million over the next 12 to 18 months. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick’s operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

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

Restatement of Consolidated Financial Statements

The following information has been adjusted to reflect the restatement of our previously reported financial results for the three and nine months ended December 31, 2005, which is more fully described in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Management believes that an understanding of these trends is important to understand our results for the quarter ended December 31, 2006, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2006 and September 30, 2006, except for the consolidated statements of operations for the three months ended June 30, 2005, which was superseded in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:(1)

•       Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 2 and Sony PlayStation 3;

•       Handheld platforms such as Nintendo Game Boy Advance, Nintendo Dual Screen, PSP portable entertainment system (“PSP system”), wireless devices; and

•       Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, and Cars; World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Barnyard and Nicktoons; Bratz™; MotoGP; Warhammer® 40,000™; and the Ultimate Fighting Championship®; as well as others. We also have licenses to create wireless products based on Disney•Pixar’s Ratatouille as well as Star Wars and major sports leagues. In addition to licensed properties, we also develop games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans!®, Juiced™, MX, Red Faction, Saints Row™ and Stuntman.

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

In addition to obtaining licenses to develop intellectual property, our business is dependent upon entering into license agreements with the platform manufacturers, which allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform. Our platform licenses include licenses to publish on consoles and handheld platforms manufactured by Nintendo, Sony and Microsoft. Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We currently are licensed to publish and distribute titles pursuant to our key platform licenses in North America, Europe, Australia, New Zealand and Japan. We are also licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox and Xbox 360 in various additional territories, including parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

We develop our games using both internal and external resources. At December 31, 2006, we had 15 internal development studios located in the United States, Australia, the U.K. and Canada.  We also contract with third-party developers around the world to develop our products for us.

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

Overview of Financial Results for the Three and Nine Months Ended December 31, 2006

Our net income for the three months ended December 31, 2006 was $62.1 million, or $0.91 per diluted share, compared to a net income of $46.9 million, or $0.71 per diluted share, for the three months ended December 31, 2005. Our net income for the three months ended December 31, 2006 includes $5.7 million ($5.4 million after tax), or $0.08 per diluted share after tax, of stock-based compensation expense, primarily as a result of our adoption of FAS 123R on April 1, 2006. Our net income for the three months ended December 31, 2005 includes $0.9 million ($0.7 million after tax), or $0.01 per diluted share after tax, of stock-based compensation expense.

Our net income for the nine months ended December 31, 2006 was $61.5 million, or $0.92 per diluted share, compared to a net income of $40.8 million, or $0.63 per diluted share, for the nine months ended December 31, 2005. Our net income for the nine months ended December 31, 2006 includes $14.1 million ($11.1 million after tax), or $0.17 per diluted share after tax, of stock-based compensation expense, primarily as a result of our adoption of FAS 123R on April 1, 2006. Our net income for the nine months ended December 31, 2005 includes $2.5 million ($1.8 million after tax), or $0.03 per diluted share after tax, of stock-based compensation expense.

Our profitability is dependent upon revenues from the sales of our video game software. Profitability is also affected by the costs and expenses associated with developing and publishing our games. Net sales in the three months ended December 31, 2006 increased 33% from the same period last fiscal year, to $475.7 million from $357.8 million, and net sales in the nine months ended December 31, 2006 increased 30% from the same period last fiscal year, to $854.8 million from $658.5 million. The year-over-year growth in our net sales was driven by the launch of Cars and Saints Row and the year-over-year growth in net sales of games based upon our WWE and Nickelodeon licenses.

Costs and expenses increased by 34% in the three months ended December 31, 2006, to $394.0 million from $294.2 million in the three months ended December 31, 2005, and increased by 29% in the nine months ended December 31, 2006, to $780.3 million from $606.8 million in the nine months ended December 31, 2005. The increase in costs and expenses in the three and nine months ended December 31, 2006 on a dollar basis was primarily related to our increase in net sales.

Cash provided by operations was $27.3 million during the nine months ended December 31, 2006, as compared to cash used in operations of $41.7 million in the nine months ended December 31, 2005. The increase in cash provided by operations was primarily a result of an increase in earnings before non-cash stock based compensation expense, improved accounts receivable collections and the timing of income tax payments in the two comparable periods.

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

We expect net sales of approximately $1 billion in fiscal 2007, which is an increase of approximately 24% as compared to fiscal 2006. During the nine months ended December 31, 2006, we have executed upon our strategies by successfully launching Cars in all major markets throughout the world across nine separate platforms including next-generation consoles Microsoft Xbox 360 and Nintendo Wii. We also increased sales of games based on the WWE SmackDown vs. Raw franchise with the introduction of that property to Microsoft Xbox 360 and increased sales of games based on our Nickelodeon license with the introduction of games based upon the Avatar franchise. We also released two new owned and internally developed properties:  Saints Row, targeted at the core gamer and released on the next-generation platform, Xbox 360; and Company of Heroes, a real-time-strategy game released on PC and targeted at the core gamer. In the fourth quarter of fiscal 2007, we will continue executing on our diversified portfolio strategy with the release of core gamer titles—Supreme Commander and S.T.A.L.K.E.R: Shadow of Chernobyl.

We continue to increase our internal development capabilities and acquire and create intellectual property. At December 31, 2006, we had 15 studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers. Our worldwide product development operations include approximately 1,400 people across our internal Studio System. In January 2007 we acquired Mass Media, Inc. studio located in Southern California. We expect to continue to expand our internal development capabilities by selectively acquiring and establishing development studios and through internal growth of our existing studios. We are dedicating significant internal development resources to developing software tools and technologies for next-generation platforms, and we expect to release games throughout the growth of the installed base of those platforms.

In order to expand our international business, we continue to focus on releasing content with international appeal (e.g., Disney•Pixar, WWE, Juiced, and MotoGP) and on expanding our direct sales force. In the three months ended December 31, 2006, we opened a new office in Italy and in Switzerland. Additionally, we are looking to expand our direct sales force into Eastern Europe, and we continue to explore opportunities in Asia, especially China.

We are re-aligning our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future. We continue to grow new revenue streams as they continue to develop (e.g., in-game advertising and downloadable content/micro-transactions) and will become more significant to our business over time.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, under the caption “Critical Accounting Estimates,” except for the estimates made in accounting for stock-based compensation under FAS 123R, which we adopted on April 1, 2006.

We adopted FAS 123R in our first quarter of fiscal 2007 and accordingly, we now record stock-based compensation for all of our stock-based awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for the three and nine months ended December 31, 2006.

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation. We adopted FAS 123R under the modified prospective transition method wherein no prior period financial statement information was affected. All prior period financial statements include stock-based compensation accounted for under APB 25 and the disclosure only provisions of FAS 123. The financial statements for the three months ended December 31, 2006, include stock-based compensation accounted for under FAS 123R. With the adoption of FAS 123R, we did not make any material modifications to outstanding share options prior to the adoption of FAS 123R. There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123. There have been no material changes in the quantity or type of awards used in our stock option plans; however, management regularly assesses our stock-based compensation programs, and there may be changes in the future.

The following table sets forth the amount of stock-based compensation recognized in the three and nine months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		As restated(1)		As restated(1)
Software development amortization	$625	$—	$788	$—
Product development	951	292	2,727	574
Selling and marketing	918	102	2,142	865
General and administrative	3,223	517	8,474	1,047
Total stock-based compensation	$5,717	$911	$14,131	$2,486

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Results of Operations—Comparison of the Three and Nine Months Ended December 31, 2006 and 2005

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for the three and nine months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2006		2005		(Decrease)	Change
North America	$294,293	61.9%	$225,623	63.1%	$68,670	30.4%
Europe	157,614	33.1	113,096	31.6	44,518	39.4
Asia Pacific	23,834	5.0	19,129	5.3	4,705	24.6
International	181,448	38.1	132,225	36.9	49,223	37.2
Consolidated net sales	$475,741	100.0%	$357,848	100.0%	$117,893	32.9%

	Nine Months Ended December 31,				Increase/	%
	2006		2005		(Decrease)	Change
North America	$509,781	59.6%	$402,058	61.1%	$107,723	26.8%
Europe	299,061	35.0	219,200	33.3	79,861	36.4
Asia Pacific	45,925	5.4	37,249	5.6	8,676	23.3
International	344,986	40.4	256,449	38.9	88,537	34.5
Consolidated net sales	$854,767	100.0%	$658,507	100.0%	$196,260	29.8%

North America and international net sales in the nine months ended December 31, 2006 were driven by the release of Cars, from the Disney•Pixar franchise, WWE SmackDown vs. Raw 2007, games based upon our Nickelodeon license and our new owned and internally developed property, Saints Row, targeted at the core gamer and released on the next-generation platform, Xbox 360.

The increase in net sales for the nine months ended December 31, 2006 was primarily due to sales of Cars, which shipped nearly seven million units in the current nine month period. Cars outperformed sales of The Incredibles: Rise of the Underminer, which was released in the December quarter last year and was a sequel to The Incredibles, released in fiscal 2005, also from the Disney•Pixar franchise. The increase in net sales in the nine months ended December 31, 2006 was also due to the release of WWE SmackDown vs. Raw 2007, which surpassed sales of WWE SmackDown vs. Raw 2006 in the same period last year, as well as the release of Saints Row, and increased sales of games based upon our Nickelodeon license.

We expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2007, and to decrease slightly from the first nine months of fiscal 2007 as a percentage of consolidated net sales. We will continue to focus on growing sales internationally in fiscal 2007, as we expand our product portfolio and direct sales forces.

Net Sales by Platform

Our worldwide net sales by platform for the three and nine months ended December 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended December 31,				Increase/	%
Platform	2006		2005		(Decrease)	Change
Consoles
Microsoft Xbox 360	$59,394	12.5%	$—	—%	$59,394	—%
Microsoft Xbox	12,352	2.6	16,113	4.5	(3,761)	(23.3)
Nintendo Wii	24,052	5.1	—	—	24,052	—
Nintendo GameCube	21,594	4.5	34,770	9.7	(13,176)	(37.9)
Sony PlayStation 2	181,899	38.2	154,965	43.3	26,934	17.4
	299,291	62.9	205,848	57.5	93,443	45.4
Handheld
Nintendo Dual Screen	53,079	11.2	16,749	4.7	36,330	216.9
Nintendo Game Boy Advance	48,129	10.1	83,831	23.4	(35,702)	(42.6)
Sony PlayStation Portable	27,987	5.9	13,155	3.7	14,832	112.7
Wireless	7,485	1.6	9,062	2.5	(1,577)	(17.4)
	136,680	28.8	122,797	34.3	13,883	11.3
PC	39,746	8.3	28,572	8.0	11,174	39.1
Other	24	0.0	631	0.2	(607)	(96.2)
Total Net Sales	$475,741	100.0%	$357,848	100.0%	$117,893	32.9%

	Nine Months Ended December 31,				Increase/	%
Platform	2006		2005		(Decrease)	Change
Consoles
Microsoft Xbox 360	$123,763	14.5%	$—	—%	$123,763	—%
Microsoft Xbox	25,667	3.0	80,201	12.2	(54,534)	(68.0)
Nintendo Wii	24,052	2.8	—	—	24,052	—
Nintendo GameCube	48,838	5.7	53,809	8.2	(4,971)	(9.2)
Sony PlayStation 2	267,152	31.3	259,919	39.5	7,233	2.8
	489,472	57.3	393,929	59.9	95,543	24.3
Handheld
Nintendo Dual Screen	88,571	10.4	18,283	2.8	70,288	384.4
Nintendo Game Boy Advance	101,659	11.9	141,643	21.5	(39,984)	(28.2)
Sony PlayStation Portable	55,771	6.5	13,633	2.1	42,138	309.1
Wireless	22,087	2.6	28,288	4.3	(6,201)	(21.9)
	268,088	31.4	201,847	30.7	66,241	32.8
PC	96,827	11.3	60,801	9.2	36,026	59.3
Other	380	0.0	1,930	0.2	(1,550)	(80.3)
Total Net Sales	$854,767	100.0%	$658,507	100.0%	$196,260	29.8%

Console Platforms

Microsoft Xbox 360 Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$59,394	12.5%	$—	—%	—%
Nine Months Ended	$123,763	14.5%	$—	—%	—%

In the three months ended December 31, 2006, net sales of video games for Xbox 360 were primarily driven by the current quarter release of WWE SmackDown vs. Raw 2007. We released two new titles in the three months ended December 31, 2006. There were no sales of games on this console in the three months ended December 31, 2005.

In the nine months ended December 31, 2006, net sales of video games for Xbox 360 were primarily driven by our owned and internally developed property Saints Row, as well as the current quarter release of WWE SmackDown vs. Raw 2007. We released four new titles in the nine months ended December 31, 2006. There were no sales of games on this console in the nine months ended December 31, 2005. As the installed base of Xbox 360 hardware has grown, we have brought more titles to the platform including games based on our WWE license and a game based on Disney•Pixar’s Cars. We expect to continue to bring new titles to this platform as the installed base of Xbox 360 continues to grow.

Microsoft Xbox Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$12,352	2.6%	$16,113	4.5%	(23.3)%
Nine Months Ended	$25,667	3.0%	$80,201	12.2%	(68.0)%

In the three and nine months ended December 31, 2006, net sales of video games for Xbox were primarily driven by Cars and the current quarter release of Destroy All Humans! 2. We released two and three new titles in the three and nine months ended December 31, 2006, respectively, as compared to two and ten new titles in the same periods last year. Net sales decreased by $3.8 million and $54.5 million in the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year, primarily due to fewer units sold of video games for Xbox as consumer demand shifts to games for Microsoft’s next-generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$24,052	5.1%	$—	—%	—%
Nine Months Ended	$24,052	2.8%	$—	—%	—%

Nintendo launched its new console, the Nintendo Wii (“Wii”) in November 2006. In the three months ended December 31, 2006, net sales of video games for Wii were primarily driven by sales of Cars and SpongeBob SquarePants: Creature from the Krusty Krab. We released four new titles in the three months ended December 31, 2006. We expect to continue to bring new titles to this platform as the installed base of Wii continues to grow.

Nintendo GameCube Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$21,594	4.5%	$34,770	9.7%	(37.9)%
Nine Months Ended	$48,838	5.7%	$53,809	8.2%	(9.2)%

In the three and nine months ended December 31, 2006, net sales of video games for Nintendo GameCube (“GameCube”) were primarily driven by sales of Cars, as well as the current quarter release of Avatar: The Last Airbender and SpongeBob SquarePants: Creature from the Krusty Krab. We released three and eight new titles in the three and nine months ended December 31, 2006, respectively, as compared to four and seven new titles in the same periods last year. Net sales decreased by $13.2 million and $5.0 million in the three and nine months ended December 31, 2006, respectively as compared to the same periods last year primarily due to the release of a WWE title, WWE Day of Reckoning 2, in the nine months ended December 31, 2005, whereas in the nine months ended December 31, 2006 there were no WWE titles released on this console.

We expect sales of games for GameCube to continue to decline in the future as consumer demand shifts to video games made for Wii.

Sony PlayStation 2 Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$181,899	38.2%	$154,965	43.3%	17.4%
Nine Months Ended	$267,152	31.3%	$259,919	39.5%	2.8%

In the three months ended December 31, 2006, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by WWE SmackDown vs. Raw 2007. We released six new titles in the three months ended December 31, 2006 and five in the same period last year. Net sales increased by $26.9 million in the three months ended December 31, 2006 as compared to the same period last year primarily due to the release of one more title in the current period and increased sales of our current quarter release of WWE SmackDown vs. Raw 2007 as compared to the release of WWE SmackDown vs. Raw 2006 in the same period last year, partially offset by lower sales of catalog titles.

In the nine months ended December 31, 2006, net sales of video games for PS2 were primarily driven by WWE SmackDown vs. Raw 2007 and Cars. We released 11 new titles in the nine months ended December 31, 2006 and 2005. Net sales increased by $7.2 million in the nine months ended December 31, 2006 as compared to the same period last year primarily due to continued sales of Cars as compared to sales of The Incredibles: Rise of the Underminer in the same period last year, partially offset by lower sales of catalog titles.

Sony released its next-generation console, PlayStation 3 (“PS3”), in November 2006. We expect sales of games for PS2 to decline in the future as consumer demand shifts to video games made for PS3.

Handheld Platforms

Nintendo Dual Screen Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$53,079	11.2%	$16,749	4.7%	216.9%
Nine Months Ended	$88,571	10.4%	$18,283	2.8%	384.4%

In the three and nine months ended December 31, 2006, net sales of video games for the Nintendo Dual Screen (“DS”) were primarily driven by Cars. We released four and nine new titles in the three and nine months ended December 31, 2006, respectively, as compared to four and five new titles in the same periods last year. Net sales increased by $36.3 million and $70.3 million in the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year due to sales of Cars, Bratz: Forever Diamondz and the release of more titles for DS as installed base of the hardware grew.

As the installed base of DS hardware continues to grow, we expect to continue to bring more titles to the platform.

Nintendo Game Boy Advance Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$48,129	10.1%	$83,831	23.4%	(42.6)%
Nine Months Ended	$101,659	11.9%	$141,643	21.5%	(28.2)%

In the three and nine months ended December 31, 2006, net sales of video games for Game Boy Advance (“GBA”) were primarily driven by Cars. We released five and 11 new titles in the three and nine months ended December 31, 2006, respectively, as compared to six and ten new titles in the same periods last year. Net sales decreased by $35.7 million and $40.0 million in the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year primarily due to fewer units sold of video games for GBA as consumer demand shifts to DS. We expect net sales from GBA products to continue to decline as a result of continued growth of DS and PlayStation Portable into the handheld video game market.

Sony PlayStation Portable Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$27,987	5.9%	$13,155	3.7%	112.7%
Nine Months Ended	$55,771	6.5%	$13,633	2.1%	309.1%

In the three and nine months ended December 31, 2006, net sales of video games for PlayStation Portable (“PSP”) were driven by the release of Cars and WWE SmackDown vs. Raw 2007. We released three and five new titles in the three and nine months ended December 31, 2006, as compared to one new title in the three and nine months ended December 31, 2005. Net sales increased by $14.8 million and $42.1 million in the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year primarily due to sales of Cars as well as more new releases in the current periods. As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

Wireless Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$7,485	1.6%	$9,062	2.5%	(17.4)%
Nine Months Ended	$22,087	2.6%	$28,288	4.3%	(21.9)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Prior to December 1, 2006 we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG (“Minick”).

In the three and nine months ended December 31, 2006, wireless net sales were primarily driven by Worms and content based on Star Wars. Wireless net sales decreased by $1.6 million and $6.2 million during the three and nine months ended December 31, 2006 as compared to the same periods last fiscal year. The decrease is due to fewer new titles released as we re-align our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future.

We expect less wireless net sales in fiscal 2007, as compared to fiscal 2006 due to the sale of our interest in Minick, which comprised approximately 47% and 40% of total wireless net sales for the three and nine months ended December 31, 2006, respectively, and due to the re-alignment our product portfolio. Excluding net sales from Minick, we expect our wireless net sales to increase in fiscal 2008.

PC  Net Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$39,746	8.3%	$28,572	8.0%	39.1%
Nine Months Ended	$96,827	11.3%	$60,801	9.2%	59.3%

In the three months ended December 31, 2006, net sales of PC products were primarily driven by the release of Warhammer 40,000: Dawn of War: Dark Crusade, an expansion pack to the real-time-strategy Dawn of War franchise. We released one new title in the three months ended December 31, 2006 and four in the same period last year. Net sales increased by $11.2 million in the three months ended December 31, 2006, as compared to the same period last year primarily due to high unit sales of Warhammer 40,000: Dawn of War: Dark Crusade and sales of Company of Heroes, a real-time-strategy game with premium PC pricing that we released in the second quarter of fiscal 2007.

In the nine months ended December 31, 2006, net sales of PC products were primarily driven by the release of our new owned and internally developed property Company of Heroes, as well as Titan Quest™ and Warhammer 40,000: Dawn of War: Dark Crusade. We released six new titles in the nine months ended December 31, 2006, and nine in the same period last year. Net sales increased by $36.0 million in the nine months ended December 31, 2006, as compared to the same period last year, primarily due to sales of Company of Heroes and Titan Quest, bothwith premium PC pricing, as well as sales of Warhammer 40,000: Dawn of War: Dark Crusade.

We expect PC net sales to increase in fiscal 2007, as compared to fiscal 2006, mainly due to our focus on releasing high-end PC games targeted at the core gamer, including the aforementioned titles, as well as fiscal 2007 fourth quarter releases of Supreme Commander and S.T.A.L.K.E.R.: Shadow of Chernobyl.

Other Net Sales

Other net sales primarily consist of sales from older platforms. Other net sales during the three and nine months ended December 31, 2006 and 2005 are primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

Costs and expenses increased by $99.9 million, or 34%, and by $173.5 million, or 29%, in the three and nine months ended December 31, 2006, respectively, as compared to the same periods last fiscal year. Costs and expenses as a percentage of net sales increased by approximately 1 point to 83% and decreased by approximately 1 point to 91% in the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year. The increase in costs and expenses in the three and nine months ended December 31, 2006 on a dollar basis was related to our increase in net sales as well as an increase in software development amortization due to the higher cost of developing games for next-generation consoles.

Cost of Sales (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$162,110	34.1%	$126,160	35.3%	28.5%
Nine Months Ended	$288,117	33.7%	$229,695	34.9%	25.4%

Cost of sales primarily consists of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts. Cost of sales as a percentage of net sales was lower by 1.2 points for the three and nine months ended December 31, 2006 as compared to the same periods last year. The decrease in cost of sales as a percentage of net sales was primarily due to net sales in the current period of our next-generation titles which were priced higher than prior year current generation titles.

License Amortization and Royalties (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$49,759	10.5%	$41,899	11.7%	18.8%
Nine Months Ended	$86,903	10.2%	$66,358	10.1%	31.0%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. For the three and nine months ended December 31, 2006, license amortization and royalties, as a percentage of net sales, decreased by 1.2 points and remained relatively flat, respectively, as compared to the same periods last year. The decrease in license amortization and royalties as a percentage of net sales in the three months ended December 31, 2006 was primarily due to the sales mix of owned intellectual properties, Destroy All Humans! 2 and Saints Row. License amortization and royalties as a percentage of net sales in the nine months ended December 31, 2006 remained relatively flat as compared to the same period last year, which was primarily due to sales of Cars, a licensed property from the Disney•Pixar franchise initially launched in North America in June 2006 and subsequently launched internationally and on next-generation platforms. License amortization and royalties from higher sales of Cars throughout the current nine months was offset by net sales from owned intellectual properties.

Software Development Amortization (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$71,417	15.0%	$33,129	9.3%	115.6%
Nine Months Ended	$140,364	16.4%	$80,924	12.3%	73.5%

Software development amortization expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software development amortization based on the ratio of current revenues to total projected revenues. For the three and nine months ended December 31, 2006, software development amortization increased 5.7 and 4.1 points as a percentage of net sales, respectively, as compared to the same periods last year. The increase as a percentage of net sales in the three and nine months ended December 31, 2006 was primarily due to higher development costs associated with our next-generation titles.

Product Development (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
			As restated(1)
Three Months Ended	$21,912	4.6%	$26,685	7.5%	(17.9)%
Nine Months Ended	$73,834	8.6%	$71,800	10.9%	2.8%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense decreased by $4.8 million and increased by $2.0 million for the three and nine months ended December 31, 2006, respectively, as compared to the same periods last year.

The decrease in product development expense in the three months ended December 31, 2006 was primarily due to more products under development in the current period that were technologically feasible as compared to the same period last fiscal year. This decrease was partially offset by higher stock-based compensation expense resulting from our adoption of FAS 123R in our first quarter of fiscal 2007. In the three months ended December 31, 2006, we had approximately $1.0 million of stock-based compensation expense in our product development expenses, $0.7 million higher than the same period last year.

The increase in product development expense in the nine months ended December 31, 2006 was primarily due to higher stock-based compensation expense. In the nine months ended December 31, 2006, we had approximately $2.7 million of stock-based compensation expense in our product development expenses, $2.2 million higher than the same period last year. This increase was partially offset by more products under development in the current period that were technologically feasible as compared to the same period last fiscal year.

Selling and Marketing (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
			As restated(1)
Three Months Ended	$51,213	10.8%	$42,678	11.9%	20.0%
Nine Months Ended	$116,849	13.7%	$104,460	15.9%	11.9%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. For the three months ended December 31, 2006, selling and marketing expenses increased by $8.5 million as compared to the same period last fiscal year. The increase in selling and marketing expenses in the three months ended December 31, 2006 on a dollar basis was primarily due to promotional efforts supporting more key titles relative to the same period last year.

For the nine months ended December 31, 2006, selling and marketing expenses increased by $12.4 million as compared to the same period last year. The increase in selling and marketing expenses in the nine months ended December 31, 2006 on a dollar basis was primarily due to the promotional efforts supporting Cars in the current period, which exceeded the promotional costs for Incredibles:  Rise of the Underminer in the same period last year. In both nine month periods we launched games based on owned intellectual properties:  Saints Row, Destroy All Humans! 2, Company of Heroes and Titan Quest in the current period and Destroy All Humans! and Juiced in the same period last year.

For the three and nine months ended December 31, 2006, selling and marketing expenses decreased by 1.1 and 2.2 points as a percentage of net sales, respectively. The decrease as a percentage of net sales was primarily due to our effective marketing spend that contributed to the increase in net sales as compared to the same period last year.

In the three and nine months ended December 31, 2006, we had approximately $0.9 million and $2.1 million, respectively, of stock-based compensation expense in selling and marketing expenses. This contrasts to the three and nine months ended December 31, 2005, when we had approximately $0.1 million and $0.9 million, respectively, of stock-based compensation expense in selling and marketing expenses. The increase was due to the adoption of FAS 123R in our first quarter of fiscal 2007.

Venture Partner Expense (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
Three Months Ended	$13,503	2.8%	$8,537	2.4%	58.2%
Nine Months Ended	$14,985	1.8%	$11,126	1.7%	34.7%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. For the three and nine months ended December 31, 2006, venture partner expense increased by $5.0 million and $3.9 million, respectively, as compared to the same periods last fiscal year. The increase was primarily due to the current quarter release of WWE® SmackDown vs. Raw 2007 on Xbox 360, PlayStation 2 and PlayStation Portableas compared to the prior year release of WWE® SmackDown vs. Raw 2006 on PlayStation 2 and PlayStation Portable in the same quarter.

For further discussion of the status of our agreement with JAKKS, see footnote 17, “Subsequent Events” in the notes to the condensed consolidated financial statements.

General and Administrative (in thousands)

	December 31, 2006	% of net sales	December 31, 2005	% of net sales	% change
			As restated(1)
Three Months Ended	$24,100	5.1%	$15,074	4.2%	59.9%
Nine Months Ended	$59,271	6.9%	$42,414	6.4%	39.7%

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses increased during the three and nine months ended December 31, 2006 by $9.0 million and $16.9 million, respectively, as compared to the same periods last year. The increase was primarily due to legal and accounting fees incurred in connection with the investigation of our historical stock option grant practices and higher stock-based compensation expense resulting from our adoption of FAS 123R in our first quarter of fiscal 2007. In the three and nine months ended December 31, 2006, we had approximately $3.2 million and $8.5 million, respectively, of stock-based compensation expense in general and administrative expenses. This contrasts to the three and nine months ended December 31, 2005, when we had stock-based compensation expense of approximately $0.5 million and $1.0 million, respectively.

Income Taxes

The effective tax rate for the nine months ended December 31, 2006 and 2005 was 29% and 27%, respectively. The tax rate for the nine months ended December 31, 2006 is higher because of non-deductible stock-based compensation expense recognized under FAS 123R and non-deductible payroll tax expenses related to the investigation of our historical stock option grant practices.

Minority Interest and Discontinued Operations

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. Prior to December 1, 2006, we owned 50% of Minick’s outstanding common stock and controlled its board of directors. On December 1, 2006, we sold our interest  in Minick and thus will not have this item subsequent to that date. We received approximately $16 million in cash and recognized an after-tax gain of $2.1 million in discontinued operations due to the sale. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $3.5 million over the next 12 to 18 months. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick’s operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Liquidity and Capital Resources

(In thousands)	December 31, 2006	March 31, 2006	Change
Cash and cash equivalents	$171,379	$91,517	$79,862
Short-term investments	235,856	280,120	(44,264)
Cash, cash equivalents and short-term investments	$407,235	$371,637	$35,598
Percentage of total assets	39%	44%

	Nine Months Ended December 31,
(In thousands)	2006	2005	Change
Cash provided by (used in) operating activities	$27,264	$(41,733)	$68,997
Cash provided by investing activities	29,533	21,734	7,799
Cash provided by financing activities	22,523	31,678	(9,155)
Effect of exchange rate changes on cash	542	11	531
Net increase in cash and cash equivalents	$79,862	$11,690	$68,172

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

Cash provided by operating activities increased by approximately $69.0 million for the nine months ended December 31, 2006, as compared to the same period last fiscal year. The increase in cash provided was primarily a result of an increase in earnings before non-cash stock-based compensation expense, improved accounts receivable collections and the timing of income tax payments in the two comparable periods. We expect to generate positive operating cash flow for the full fiscal year 2007.

Cash Flow from Investing Activities.   Cash provided by investing activities increased by approximately $7.8 million for the nine months ended December 31, 2006, as compared to the same period last fiscal year, primarily due to net proceeds from the sale of our 50% interest in Minick.

Cash Flow from Financing Activities.   Cash provided by financing activities decreased by approximately $9.2 million for the nine months ended December 31, 2006, as compared to the same period last fiscal year, primarily due to common stock repurchases in the current period and no common stock repurchases during the nine months ended December 31, 2005.

Key Balance Sheet Accounts

Accounts Receivable.   Accounts receivable increased by $102.0 million from $78.9 million at March 31, 2006 to $180.9 million at December 31, 2006. The increase in net accounts receivable is primarily due to higher net sales in the three months ended December 31, 2006 as compared to the three months ended March 31, 2006. Allowances for price protection, returns and doubtful accounts were $112.1 million as of December 31, 2006, a $54.3 million increase from $57.8 million at March 31, 2006. Allowances for price protection and returns as a percentage of trailing nine month net sales were 10% as of December 31, 2006 as compared to 9% as of December 31, 2005. We believe these reserves are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.   Inventory increased by $17.3 million from $28.6 million at March 31, 2006 to $45.9 million at December 31, 2006. The increase in inventory is primarily due to growth in our business. Inventory turns at December 31, 2006, were nine on a rolling twelve month basis as compared to 10 at December 31, 2005.

Licenses.   Licenses increased by $6.5 million from $81.5 million at March 31, 2006 to $88.0 million at December 31, 2006. The increase in licenses is primarily due to advance payments made to licensors, partially offset by amortization of our existing licenses.

Software Development.   Software development increased by $19.9 million from $109.1 million at March 31, 2006 to $129.0 million at December 31, 2006. The increase in software development is primarily the result of our investment in next-generation titles with higher development costs scheduled to be released in the remainder of fiscal 2007 and in fiscal 2008.

Accounts Payable.   Accounts payable increased by $29.9 million from $34.9 million at March 31, 2006, to $64.8 million at December 31, 2006. The increase in accounts payable is primarily due to the seasonality of our business.

Accrued and Other Current Liabilities.   Accrued and other current liabilities increased by $58.1 million from $110.9 million at March 31, 2006 to $169.0 million at December 31, 2006. The increase in accrued and other current liabilities is primarily due to the seasonality of our business.

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

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Total
Remainder of 2007	$22,567	$9,518	$3,560	$22,555	$58,200
2008	61,285	13,977	13,578	—	88,840
2009	40,836	11,618	12,989	—	65,443
2010	38,049	13,270	12,658	—	63,977
2011	13,000	8,216	12,101	—	33,317
Thereafter	—	—	33,411	—	33,411
	$175,737	$56,599	$88,297	$22,555	$343,188

(1)          Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2006 are approximately $175.7 million.

                 License/software development commitments in the table above include $64.3 million of commitments to licensors that are included in our consolidated balance sheet as of December 31, 2006 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)          Letters of Credit. As of December 31, 2006, we had outstanding letters of credit of approximately $22.5 million. Our previous credit facility expired on November 29, 2006 and we did not renew it. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

For other contingencies refer to “Note 10—Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, herein.

Recently Issued Accounting Pronouncements

See “Note 16—Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements, herein.

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

(c) Changes in internal control over financial reporting.   In the third quarter of fiscal 2007, we implemented the controls necessary to provide reasonable assurance that the measurement dates for stock option grants are appropriately determined in accordance with accounting principles generally accepted in the United States of America.  The key controls implemented include:

•  Enhancing processes surrounding Company-wide annual grants and new hire grants, especially pertaining to advance planning, approval timelines, documentation and communication, and

•  Timely documentation of Compensation Committee meetings where stock option grants are approved

See Item 9A. Controls and Procedures in our Form 10-K/A for the fiscal year ended March 31, 2006 for a complete discussion of the material weakness identified by management pertaining to our historical stock option granting practices and the remedial measures recommended by the Special Committee.  Other than the improved controls surrounding the granting of stock options, there were no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

During the three months ended December 31, 2006, the following material developments in our legal proceedings occurred:

SEC Informal Inquiry.   On December 2, 2006, our special committee of the Board of Directors (the “Special Committee”), which had been formed to conduct an independent and comprehensive investigation of our stock option practices and to oversee our response to the informal inquiry we received from the Securities and Exchange Commission (“SEC”) in August 2006, reported its findings to the Board of Directors. The Special Committee concluded that there was no evidence of fraud or misconduct by any person with respect to the Company’s historical stock option grant practices. The Special Committee identified instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed in detail in Note 2 of the Notes to the Consolidated Financial Statements of our Form 10-K/A for the year ended March 31, 2006, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. The Special Committee also recommended certain remedial measures with respect to the Company’s stock option grant practices, which were adopted by the Board.

The Special Committee reported its findings and remedial measures to the SEC on January 8, 2007. We do not know when the SEC inquiry will be resolved or what actions, if any, the SEC may take as a result of this inquiry.

Listing on the NASDAQ Stock Market.   On November 13, 2006, we filed a Form 12b-25 with the SEC to report that we would not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Form 10-Q”). On November 22, 2006 we announced that we received a NASDAQ Staff Determination letter on November 16, 2006 indicating that, as a result of our inability to timely file the Form 10-Q, we were not in compliance with the requirements for the continued listing of our common stock as set forth in NASDAQ Marketplace Rule 4310(c)(14), and that our common stock was, therefore, subject to delisting from the NASDAQ Global Select Market. On January 19, 2007, we filed the Form 10-Q and were subsequently notified by NASDAQ that we had regained compliance with the requirements for continued listing on The NASDAQ Global Select Market.

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

Other than described above, during the three months ended December 31, 2006, there were no material developments in any of the legal proceedings described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006 or our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. For developments subsequent to December 31, 2006, see Note 17, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.                Risk Factors

During the three months ended December 31, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended December 31, 2006.

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

10.1*	Amendment to the Xbox 360 Publisher Licensing Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Registrant.
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2007	THQ INC.
	By:	/s/ BRIAN J. FARRELL
Brian J. Farrell
Chairman of the Board, President and Chief Executive Officer
THQ INC.
	By:	/s/ EDWARD K. ZINSER
Edward K. Zinser
Executive Vice President, Chief Financial Officer and Chief Accounting Officer