Form 10-K/A
period 2006-03-31
THQ INC
filed 2007-05-30
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock,  $.01 par value

Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, September 30, 2005 was approximately $1.3 billion (based on the closing sales price of the registrant’s common stock on September 30, 2005). The number of shares outstanding of the registrant’s common stock as of May 25, 2007 was approximately 66,913,074.

DOCUMENTS INCORPORATED BY REFERENCE

The 2006 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference into Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

ITEMS IN AMENDMENT NO. 2 ON FORM 10-K/A

This Annual Report, Amendment No. 2 on Form 10-K/A contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” included in Item 1A herein. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

EXPLANATORY NOTE

THQ Inc. is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (the “Commission”) on June 7, 2006, and amended on Form 10-K/A, which was filed with the Commission on January 19, 2007 (as so amended, the “Original Filing”).

This Amendment No. 2 does not change any previously reported financial results.  For the convenience of the reader, this Amendment No. 2 restates the Original Filing in its entirety.  Except for the matters described below, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, or modify or update those disclosures affected by subsequent events.  This Amendment No. 2 continues to speak as of the date of the Original Filing, and does not modify or update any other item or disclosures in the Original Filing.

In response to a comment letter from the Securities and Exchange Commission’s Division of Corporation Finance, we have made the following amendments to our disclosure:

Risk Factors Related to the Special Committee and Company Investigations and the Restatement

We clarified the risk described as “Pending civil litigation relating to our stock option granting practices could have a material adverse effect on the Company.”  This change was made to Part I, Item 1A, Risk Factors.

Cost of sales caption

We included in our consolidated statements of operations the caption, “Cost of sales,” to describe our product costs, software amortization and royalties, license amortization and royalties and venture partner expense and we have reordered the presentation of these line items.  In addition, we have specifically stated that our accrued payments to JAKKS Pacific are classified as “Cost of sales – venture partner expense” in the statements of operations.  These changes appear in:

•                  Item 6, Selected Consolidated Financial Data, the consolidated statements of operations;

•                  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest;”

•                  Item 8, Consolidated Financial Statements and Supplementary Data, in the consolidated statements of operations and “Note 17 - Agreement with JAKKS Pacific, Inc.”

Accounting for the December 2006 stock option modification

We expanded our disclosure of the December 2006 stock option modification, specifically to include the $0.7 million of additional compensation cost incurred due to the increase in the fair value of the modified options as a result of the cash payment. We also clarified the amount of additional expense, $0.9 million, we recognized based on our plan to compensate individuals who had exercised affected options prior to December 2006 for certain adverse consequences under Section 409A of the Internal Revenue Code. This change appears in:

•                 Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Restatement of Consolidated Financial Statements,” and

•                 Item 8, Consolidated Financial Statements and Supplementary Data, “Note 21 - Subsequent Events Related to the Special Committee and Company Investigations and the Restatement.”

Accounts receivable allowances

We expanded our description of our accounts receivable allowances to specifically state that included in our accounts receivable allowances is our allowance for co-operative advertising costs and we expanded the description of our advertising activities to include these co-operative advertising activities.  We also changed the naming of this allowance from “Allowance for Price Protection, Returns and Doubtful Accounts” to “Accounts Receivable Allowances.” Additionally, we have presented a table that clarifies the three categories in which we currently and have historically managed our accounts receivable allowances.  These changes appear in:

•                 Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings “Critical Accounting Estimates” and “Key Balance Sheet Accounts;”

•                 Item 8, Consolidated Financial Statements and Supplementary Data,

–                “Note 1 - Description of Business and Summary of Significant Accounting Policies” (specifically “Accounts Receivable Allowances” and “Advertising”) and

–                “Note 4 - Allowance for Price Protection, Returns and Doubtful Accounts.”

Presentation and disclosure of the incremental stock-based compensation expense and the related payroll tax expenses resulting from the investigation of our historical stock option grant practices

We expanded our disclosure of the incremental impact, per fiscal year, from recognizing additional expenses resulting from the investigation of our historical stock option grant practices to separately state the impact from additional stock-based compensation expense, the related payroll tax expenses and the previously reported stock-based compensation expense.  We have also expanded our description of the additional payroll tax expense that was recognized.  These changes appear in Item 8, Consolidated Financial Statements and Supplementary Data, “Note 2 - Restatement of Consolidated Financial Statements.”

Quarterly balance sheet line item adjustments for fiscal 2005 and 2006

We have presented the impact of our prior restatement on the individual balance sheet line items in addition to the individual consolidated statements of operations line items.  This change appears in Item 8, Consolidated Financial Statements and Supplementary Data, “Note 20 - Quarterly Financial Data (Unaudited)”.

We have included, as exhibits, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These appear in Item 15, Exhibits and Consolidated Financial Statement Schedules.

The first amendment (the “First Amendment”) to the Original Filing, filed on Form 10-K/A on January 19, 2007, was filed to reflect the restatement of our consolidated financial statements and the related disclosures resulting from the previously disclosed investigation of historical stock option grant practices.  In the First Amendment, we restated our consolidated balance sheets as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended March 31, 2006, 2005, and 2004, and each of the quarters in fiscal years 2006 and 2005. The First Amendment also included the restatement of Item 6, Selected

Consolidated Financial Data for the fiscal years ended March 31, 2006, 2005, 2004 and 2003, as well as the three months ended March 31, 2003 and the fiscal year ended December 31, 2002.

We did not amend our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for all of the periods affected by the restatement.  Instead, the financial information that has been previously filed or otherwise reported for these periods was superseded by the information in the First Amendment, and the financial information contained in such previously-filed reports should no longer be relied upon.

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

As a result of the internal review and based on the conclusions of the Special Committee following the independent investigation, we have concluded that incorrect measurement dates were previously used for financial accounting and reporting purposes on a number of occasions.  Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants and restated previously filed financial statements in the First Amendment.  These adjustments, after tax, aggregate to $10.8 million for the period from January 1, 1996 through March 31, 2006.  The adjustments, after tax, for fiscal years 2006, 2005 and 2004 were $2.2 million, $1.4 million and $1.8 million, respectively.

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

The incremental impact, per fiscal year, from recognizing additional stock-based compensation expense and related payroll tax expenses resulting from the investigation of our historical stock option grant practices is as follows (in thousands):

						Previously
						Reported
	Stock-Based Compensation				Total	Stock-Based
				Related	Incremental	Compensation
				Payroll Tax	Impact, Net	Expense, Net of
Fiscal Year	Pre-tax	Tax Effect	Net of Tax	Expense	of Tax	Tax (2)
1996	$52	$-	$52	$-	$52	$-
1997	273	(44)	229	-	229	-
1998	817	(239)	578	-	578	-
1999	767	(212)	555	-	555	-
2000	861	(207)	654	-	654	-
2001	1,739	(446)	1,293	-	1,293	182
2002	2,435	(638)	1,797	5	1,802	104
Transition 2003 (1)	383	(104)	279	25	304	119
Total 1996 – 2003 Impact	7,327	(1,890)	5,437	30	5,467	405
2004	1,680	(334)	1,346	421	1,767	54
2005	806	31	837	556	1,393	-
2006	1,555	(279)	1,276	887	2,163	1,153
	$11,368	$(2,472)	$8,896	$1,894	$10,790	$1,612

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

(2)   Represents previously reported stock-based compensation expense as determined under APB 25 and used in disclosures pursuant to FAS 123.

Additionally, we restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1 of the Notes to Consolidated Financial Statements to reflect the impact of these adjustments.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report, Amendment No. 2 on Form 10-K/A. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Business Conduct and Ethics and our Code of Ethics for Executive Officers and Other Senior Financial Officers free of charge on the corporate governance section of our website. If we make any substantive amendments to our Code of Ethics for Executive Officers and Other Senior Financial Officers or if any waivers of such code are granted, we will post them on our web site.

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

Pending civil litigation relating to our stock option granting practices could divert management attention and result in significant legal expenses.

We and certain of our directors and current and former officers are defendants in three shareholder derivative actions relating to our stock option granting practices. See Note 21, “Subsequent Events Related to the Special Committee and Company Investigations and the Restatement” in the Notes to Consolidated Financial Statements for a more detailed description of these proceedings.  These actions are in their preliminary stages, and we intend to vigorously defend ourselves. These lawsuits could divert management time and attention from day-to-day operations, and result in significant legal expenses.  While these expenses might negatively affect quarterly results of operations for any given quarter, we do not believe that the lawsuits will ultimately have a material adverse effect on our business.

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

Item 6. Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003. Since the change in fiscal year end affects the comparability of the information reflected in the selected financial data, we have included unaudited results for the period from April 1, 2002 through March 31, 2003. Other than this unaudited period, the selected consolidated financial data presented below as of and for each of the fiscal years and Transition 2003 in the five-year period ended March 31, 2006 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2006, and 2005, and the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004, and the report thereon are included elsewhere in this Amendment No. 2 on Form 10-K/A.  The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Amendment No. 2 on Form 10-K/A.  The adjustments, after tax, for fiscal years 2006, 2005, 2004, 2003, Transition 2003 and fiscal 2002 were $2.2 million, $1.4 million, $1.8 million, $1.6 million, $304,000 and $1.8 million, respectively.

Other than as included in this Amendment No. 2 on Form 10-K/A, we have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, Amendment No. 2 on Form 10-K/A, and the financial information contained in such previously-filed reports should no longer be relied upon.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

						Year Ended
	Fiscal Year Ended March 31,				Transition	December 31,
	2006	2005(a)	2004(b)	2003(c) (d)	2003(c)	2002(d)
	As restated(1)	As restated(1)	As restated(1)	As restated(2)	As restated(2)	As restated(2)
	(Unaudited)

Net sales	$806,560	$756,731	$640,846	$467,647	$66,800	$480,529
Costs and expenses:
Cost of sales – product costs	287,946	255,187	234,574	181,532	27,158	188,559
Cost of sales – software amortization and royalties	116,371	93,622	105,632	84,916	12,018	83,698
Cost of sales – license amortization and royalties	80,508	85,926	71,132	38,988	5,576	40,476
Cost of sales – venture partner expense	12,572	9,774	9,675	9,218	644	10,146
Product development	85,323	73,637	37,758	37,520	9,077	35,801
Selling and marketing	123,926	110,727	87,664	68,227	13,618	64,005
General and administrative	68,336	55,153	47,609	37,470	8,565	35,795
Total costs and expenses	774,982	684,026	594,044	457,871	76,656	458,480
Income (loss) from operations	31,578	72,705	46,802	9,776	(9,856)	22,049
Interest income	8,212	4,188	2,333	4,829	875	5,272
Other income (expense)	—	—	4,000	(12,409)	(2,403)	(10,006)
Income (loss) before income taxes and minority interest	39,790	76,893	53,135	2,196	(11,384)	17,315
Income taxes	7,621	15,235	19,063	1,220	(3,394)	6,123
Income (loss) before minority interest	32,169	61,658	34,072	976	(7,990)	11,192
Minority interest	(63)	(261)	—	—	—	—
Net income (loss)	$32,106	$61,397	$34,072	$976	$(7,990)	$11,192
Net income (loss) per share—basic	$0.51	$1.05	$0.59	$0.02	$(0.14)	$0.19
Net income (loss) per share—diluted	$0.49	$1.02	$0.58	$0.02	$(0.14)	$0.18

Shares used in per share calculation—basic	62,615	58,545	57,279	58,527	57,479	58,805
Shares used in per share calculation—diluted	65,520	60,367	58,605	60,881	57,479	61,872

BALANCE SHEET DATA
(In thousands)

						Year Ended
	Fiscal Year Ended March 31,				Transition	December 31,
	2006	2005	2004	2003	2003	2002
	As restated(1)	As restated(1)	As restated(1)	As restated(2)	As restated(2)	As restated(2)
Working capital	$459,558	$400,063	$309,633	$286,899	$286,899	$320,588
Total assets	$848,468	$746,606	$527,901	$473,867	$473,867	$537,500
Stockholders’ equity	$627,751	$547,758	$437,879	$397,309	$397,309	$409,816

Notes:

(a)             Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)            Net income includes a $4.0 million benefit for a settlement of a dispute with directors’ and officers’ insurance carrier, net of tax.

(c)             Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. (See “Note 9—Other Long-Term Assets” in Note to Consolidated Financial Statements). We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

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

Notes related to restatement:

(1)           See the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Amendment No. 2 on Form 10-K/A.

(2)           The Selected Financial Data for the fiscal year ended March 31, 2003, Transition 2003 and the year ended December 31, 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impacts as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Amendment No. 2 on Form 10-K/A.  As a result of these adjustments, net income was reduced by $1.6 million, $304,000 and $1.8 million for the year ended March 31, 2003, Transition 2003 and the year ended December 31, 2002, respectively as follows:

(In thousands, except per share data)	Fiscal Year Ended March 31, 2003 (Unaudited)
	As previously reported	Adjustments	As restated

Product development	$36,531	$989	$37,520
Selling and marketing	67,737	490	68,227
General and administrative	36,794	676	37,470
Total costs and expenses	455,716	2,155	457,871
Income from operations	11,931	(2,155)	9,776
Interest income	4,833	(4)	4,829
Income before income taxes and minority interest	4,355	(2,159)	2,196
Income taxes	1,812	(592)	1,220
Income before minority interest	2,543	(1,567)	976
Net income	2,543	(1,567)	976

Net income per share—basic	$0.04	$(0.02)	$0.02
Net income per share—diluted	$0.04	$(0.02)	$0.02
Shares used in per share calculation—basic	58,527	—	58,527
Shares used in per share calculation—diluted	60,828	53	60,881

(In thousands, except per share data)	Transition 2003
	As previously reported	Adjustments	As restated

Product development	$8,899	$178	$9,077
Selling and marketing	13,514	104	13,618
General and administrative	8,442	123	8,565
Total costs and expenses	76,251	405	76,656
Loss from operations	(9,451)	(405)	(9,856)
Interest income	878	(3)	875
Loss before income taxes and minority interest	(10,976)	(408)	(11,384)
Income taxes	(3,290)	(104)	(3,394)
Loss e before minority interest	(7,686)	(304)	(7,990)
Net loss	(7,686)	(304)	(7,990)

Net loss per share—basic	$(0.13)	$(0.01)	$(0.14)
Net loss per share—diluted	$(0.13)	$(0.01)	$(0.14)
Shares used in per share calculation—basic	57,479	—	57,479
Shares used in per share calculation—diluted	57,479	—	57,479

(In thousands, except per share data)	Year Ended December 31, 2002
	As previously reported	Adjustments	As restated

Product development	$34,696	$1,105	$35,801
Selling and marketing	63,477	528	64,005
General and administrative	34,993	802	35,795
Total costs and expenses	456,045	2,435	458,480
Income from operations	24,484	(2,435)	22,049
Interest income	5,277	(5)	5,272
Income before income taxes and minority interest	19,755	(2,440)	17,315
Income taxes	6,761	(638)	6,123
Income before minority interest	12,994	(1,802)	11,192
Net income	12,994	(1,802)	11,192

Net income per share—basic	$0.22	$(0.03)	$0.19
Net income per share—diluted	$0.21	$(0.03)	$0.18
Shares used in per share calculation—basic	58,805	—	58,805
Shares used in per share calculation—diluted	61,865	7	61,872

Restatement of Financial Results for Periods Prior to Fiscal 2002

We determined the effects of the restatement on periods prior to fiscal 2002 to be immaterial and have not restated such years separately.  The impact on net income for periods prior to fiscal 2002 are contained in the table in the “Explanatory Note” immediately preceding Part I, Item 1 of this Amendment No. 2 on Form 10-K/A.  Previously reported stock-based compensation expense in each of the periods prior to fiscal 2002 was nominal.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Certain of these trends and other statements made herein may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are included herein because management believes that an understanding of these trends is important to understand our results for the fiscal year ended March 31, 2006 (“fiscal 2006”), as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Amendment No. 2 on Form 10-K/A, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements. Additionally, readers should refer to our cautionary statement on page 1 herein as well as “Risk Factors” set forth in Item 1A. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

Restatement of Consolidated Financial Statements

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Amendment No. 2 on Form 10-K/A.  The net of tax impact of the adjustments on our results of operations amounted to $2.2 million, $1.4 million and $1.8 million in fiscal years 2006, 2005 and 2004, respectively.

As a result of the stock option grant practices inquiry certain of our stock options were found to have been granted with an exercise price below the fair market value of our common stock on the date determined to be the correct measurement date.  Those options that vested subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which the options vest. We have determined that options to purchase approximately 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A. All of the affected options pertained to grants made to non-executive employees.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 the Compensation Committee of our Board of Directors, pursuant to the terms and conditions of our compensatory stock plans under which our stock options had been granted, unilaterally corrected the exercise price of affected options that remained outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date.  In January 2007, the Compensation Committee determined to give each affected option holder, subject to certain conditions, a cash payment equal to the aggregate difference between the initial exercise price and the increased exercise price of each holder’s affected options (“Cash Payment”).  We estimate the total Cash Payment will be approximately $2.4 million.  We accounted for the impact of the corrected options as a stock option modification under FAS 123R.  As a result of this partial cash settlement of these options and the application of the modification accounting, in the three months ended December 31, 2006, we recognized $0.7 million in additional compensation cost due to the increase in the fair value of these options and $0.6 million in accelerated compensation cost.

We also plan to compensate individuals who had exercised affected options prior to December 2006 for excise tax liability and certain other adverse consequences under Section 409A.  Based on our plan, we recognized additional compensation expense of $0.9 million in the three months ended December 31, 2006.

Overview of Fiscal 2006 Results

Net sales in fiscal 2006 increased 7% over the fiscal year ended March 31, 2005 (“fiscal 2005”), from $756.7 million to $806.6 million. The increase in net sales for fiscal 2006 was primarily attributable to worldwide sales of 10 titles that sold more than one million units. In fiscal 2005, we published six titles which shipped more than one million units.

In fiscal 2006, our operating margin declined by 570 basis points over fiscal 2005, to 4% of net sales. Our operating margin declined in fiscal 2006 due primarily to (i) higher catalog sales as a percentage of total net sales (ii) a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software amortization and royalties, and (iii) high price protection and software development amortization for the current-generation title Full Spectrum WarriorTM: Ten Hammers.

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

The following discussion of fiscal 2007 expected results excludes equity based compensation, such as the impact of expensing stock options under SFAS 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123, that we will adopt in our first quarter of fiscal 2007. We expect cost of sales to decline slightly as a percentage of net sales in fiscal 2007 compared to fiscal 2006. License amortization and royalties expense, as a percentage of net sales, are expected to decline in fiscal 2007 as we have more original properties in our product mix. Software amortization and royalties, as a percentage of net sales, is expected to increase in fiscal 2007 as compared to fiscal 2006, primarily due to the higher development costs for games on next-generation platforms and product development expense is expected to decrease in fiscal 2007 as many next generation titles have reached technological feasibility. General and administrative costs are expected to remain constant in absolute dollars and decline as a percentage of net sales. We expect operating margins to improve from 4% in fiscal 2006 to 8 to 9% in fiscal 2007. The effective tax rate in fiscal 2007 is expected to be 30% and is subject to change based on changes in geographical profits and other factors. Based on an expected fully diluted share count of 68 million, we expect earnings per share of $0.90 to $1.00 in fiscal 2007. For fiscal 2007, we expect the impact of equity based compensation to be approximately $0.16 per fully diluted share.

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

Accounts receivable allowances.   We derive revenue from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners.  Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

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

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis. The amount by which any unamortized software development costs exceed their net realizable value is charged to software amortization and royalties. The net realizable value is the estimated future gross revenues from the product, reduced by the estimated future costs of completing the product.

Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. If actual revenues, or revised projected revenues, fall below the initial projections, the charge to software amortization and royalties may be larger than anticipated in any given quarter. As of March 31, 2006, the net carrying value of our software development was $109.1 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments are expensed to software amortization and royalties as earned.

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

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

Our costs and expenses increased by $91.0 million or 13% in fiscal 2006 (as restated) compared to the prior fiscal year (as restated), to $775.0 million, from $684.0 million. Costs and expenses as a percentage of net sales increased by six points to 96% in fiscal 2006 from 90% in the prior fiscal year. The increase in costs and expenses in fiscal 2006 were primarily due to (i) higher catalog sales as a percentage of total net sales (ii) a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software amortization and royalties and (iii) higher price protection and software development amortization for the current-generation title Full Spectrum Warrior: Ten Hammers.

Cost of Sales – Product Costs (in thousands)

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

Cost of Sales – Software Amortization and Royalties (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$116,371	14.4%	$93,622	12.4%	24.3%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Software development is expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. For fiscal 2006 software amortization and royalties as a percentage of net sales increased by 2 points over the prior fiscal year primarily due to a change in our development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software amortization and royalties. The increase in amortization and royalties as a percent of net sales is also due to high software amortization and royalties related to the performance of the current-generation title Full Spectrum Warrior: Ten Hammers on Xbox.

Cost of Sales – License Amortization and Royalties (in thousands)

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

Cost of Sales – Venture Partner Expense (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$12,572	1.6%	$9,774	1.3%	28.6%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense increased by $2.8 million dollars in fiscal 2006 as compared to the prior fiscal year due to increases in net sales of games based upon the WWE license. In fiscal 2006 we released WWE SmackDown vs. Raw 2006 on PlayStation 2 and PlayStation Portable and in the prior fiscal year we released WWE SmackDown vs. Raw on PlayStation 2.

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

Cost of Sales – Product Costs (in thousands)

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

Cost of Sales – Software Amortization and Royalties (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$93,622	12.4%	$105,632	16.5%	(11.4)%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Software development costs are expensed at the higher of (1) the contractual rate based on actual net product sales for such software or (2) an effective rate based upon total projected revenue for such software. For fiscal 2005 software amortization and royalties as a percentage of net sales decreased as compared to fiscal 2004 primarily due to our strategy of bringing the development of games based upon our core franchises, such as Disney/Pixar’s The Incredibles, in-house, as compared to Disney/Pixar’s Finding Nemo, which was externally developed. Also, the effective amortization rate for The SpongeBob SquarePants Movie released in fiscal 2005 was lower as compared to the amortization rate for SpongeBob SquarePants: Battle for Bikini Bottom released in fiscal 2004 as we were able to leverage the technology developed on the fiscal 2004 title. Further, in fiscal 2004 we had high development costs associated with creating Sphinx and the Cursed Mummy, an original brand for which we did not develop a title in fiscal 2005.

Cost of Sales – License Amortization and Royalties (in thousands)

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

Cost of Sales – Venture Partner Expense (in thousands)

Year Ended March 31, 2005	% of net sales	Year Ended March 31, 2004	% of net sales	% change
$9,774	1.3%	$9,675	1.5%	1.0%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense increased slightly in absolute dollars for fiscal 2005 compared to fiscal 2004. The increase is in direct relation to the increases in sales of games based upon the WWE license in fiscal 2005 as compared to fiscal 2004.

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

Liquidity and Capital Resources

(In thousands)	March 31, 2006	March 31, 2005	Change

Cash and cash equivalents	$91,517	$98,175	$(6,658)
Short-term investments	280,120	232,998	47,122
Cash, cash equivalents and short-term investments	$371,637	$331,173	$40,464
Percentage of total assets	44%	44%

	Year Ended March 31,
	2006	2005	Change
(In thousands)
Cash provided by operating activities	$42,789	$60,455	$(17,666)
Cash used in investing activities	(85,882)	(77,891)	(7,991)
Cash provided by financing activities	37,787	33,764	4,023
Effect of exchange rate changes on cash	(1,352)	605	(1,957)
Net increase (decrease) in cash and cash equivalents	$(6,658)	$16,933	$(23,591)

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

Key Balance Sheet Accounts

Accounts Receivable.   Accounts receivable increased $5.2 million in fiscal 2006, from $73.7 million at March 31, 2005 to $78.9 million at March 31, 2006. The increase in net accounts receivable is primarily due the timing of our fourth quarter product releases. Accounts receivable allowances were $57.8 million as of March 31, 2006, a $0.3 million increase from March 31, 2005. Allowances for price protection and returns as a percentage of trailing nine month net sales were 8% and 7% as of March 31, 2006 and 2005, respectively. While the allowance as a percent of trailing nine month net sales increased in North America due to higher than expected price protection related to the release of Full Spectrum Warrior: Ten Hammers, this title was not released internationally and the allowance as a percent of trailing nine month net sales actually decreased internationally. We believe our current reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in Item 1A “Risk Factors” in this Annual Report, Amendment No. 2 on Form 10-K/A.

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

DELOITTE & TOUCHE LLP

Los Angeles, California

June 6, 2006 (January 19, 2007 as to the effects of the matters discussed in Note 21 and the effect of the restatement discussed in Note 2 and May 30, 2007 as to Note 4 and the interim balance sheet data presented in Note 20)

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

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2006	2005	2004
	As restated(1)	As restated(1)	As restated(1)

Net sales	$806,560	$756,731	$640,846
Costs and expenses:
Cost of sales – product costs	287,946	255,187	234,574
Cost of sales – software amortization and royalties	116,371	93,622	105,632
Cost of sales – license amortization and royalties	80,508	85,926	71,132
Cost of sales – venture partner expense	12,572	9,774	9,675
Product development	85,323	73,637	37,758
Selling and marketing	123,926	110,727	87,664
General and administrative	68,336	55,153	47,609
Total costs and expenses	774,982	684,026	594,044
Income from operations	31,578	72,705	46,802
Interest income	8,212	4,188	2,333
Other income	—	—	4,000
Income before income taxes and minority interest	39,790	76,893	53,135
Income taxes	7,621	15,235	19,063
Income before minority interest	32,169	61,658	34,072
Minority interest	(63)	(261)	—
Net income	$32,106	$61,397	$34,072
Net income per share—basic	$0.51	$1.05	$0.59
Net income per share—diluted	$0.49	$1.02	$0.58
Shares used in per share calculation—basic	62,615	58,545	57,279
Shares used in per share calculation—diluted	65,520	60,367	58,605

(1) See Note 2, “Restatement of Consolidated Financial Statements” in notes to the consolidated financial statements.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

Fiscal Years Ended March 31, 2004, 2005 and 2006

	Common Stock		Additional	Accumulated Other Comprehensive	Retained
	Shares	Amount	Paid-In Capital	Income (Loss)	Earnings	Total
			As restated(1)		As restated(1)	As restated(1)
Balance at March 31, 2003 – As previously reported	57,011,819	$570	$305,138	$1,496	$89,209	$396,413
Cumulative effect of restatement – Note 2	—	—	6,363	—	(5,467)	896
Balance at March 31, 2003, as restated	57,011,819	570	311,501	1,496	83,742	397,309
Exercise of options	1,302,285	13	7,108	—	—	7,121
Issuance of warrants	—	—	956	—	—	956
Repurchase of common stock	(1,063,637)	(10)	(10,984)	—	—	(10,994)
Stock-based compensation	—	—	1,764	—	—	1,764
Tax benefit related to the exercise of employee stock options	—	—	845	—	—	845
Comprehensive income:
Net income	—	—	—	—	34,072	34,072
Other comprehensive income
Foreign currency translation gain	—	—	—	5,431	—	5,431
Unrealized gain on investments	—	—	—	1,375	—	1,375
Comprehensive income						40,878
Balance at March 31, 2004, as restated	57,250,467	$573	$311,190	$8,302	$117,814	$ 437,879
Exercise of options	4,189,155	42	42,803	—	—	42,845
Issuance of warrants	—	—	2,422	—	—	2,422
Repurchase of common stock	(750,000)	(8)	(9,072)	—	—	(9,080)
Stock-based compensation	—	—	806	—	—	806
Tax benefit related to the exercise of employee stock options	—	—	6,940	—	—	6,940
Comprehensive income:
Net income	—	—	—	—	61,397	61,397
Other comprehensive income
Foreign currency translation gain	—	—	—	2,802	—	2,802
Unrealized gain on investments, net of $1.9 million tax expense	—	—	—	1,747	—	1,747
Comprehensive income						65,946
Balance at March 31, 2005, as restated	60,689,622	$607	$355,089	$12,851	$179,211	$ 547,758
Exercise of options	3,187,569	32	37,755	—	—	37,787
Issuance of restricted stock	263,786	3	855	—	—	858
Stock-based compensation	—	—	2,564	—	—	2,564
Tax benefit related to the exercise of employee stock options	—	—	9,162	—	—	9,162
Comprehensive income:
Net income	—	—	—	—	32,106	32,106
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(3,085)	—	(3,085)
Unrealized gain on investments, net of $0.4 million tax expense	—	—	—	601	—	601
Comprehensive income						29,622
Balance at March 31, 2006, as restated	64,140,977	$642	$405,425	$10,367	$211,317	$627,751

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

Pervasiveness of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to licenses, software development, accounts receivable allowances and income taxes.

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

Accounts receivable allowances.   We derive revenue from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners.  Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

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

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis. The amount by which any unamortized software development costs exceed their net realizable value is charged to software amortization and royalties. The net realizable value is the estimated future gross revenues from the product, reduced by the estimated future costs of completing the product.

Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. If actual revenues, or revised projected revenues, fall below the initial projections, the charge to software amortization and royalties may be larger than anticipated in any given quarter. As of March 31, 2006, the net carrying value of our software development was $109.1 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments are expensed to software amortization and royalties as earned.

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

Product Sales:   We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis. We estimate such price protection, returns or other allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. See “Note 4—Accounts Receivable Allowances.” Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

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

Advertising.   Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. We engage in co-operative advertising with some of our retail channel partners. We accrue the associated costs when revenue is recognized and such amounts are included in selling and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified; otherwise, they are recognized as a reduction of net sales. Advertising costs for the fiscal years ended March 31, 2006, 2005 and 2004 were $61 million, $57 million and $45.3 million, respectively.

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

We have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants from amounts previously reported.  These adjustments, after tax, aggregate to $10.8 million for the period from January 1, 1996 through March 31, 2006.  The aggregate additional non-cash stock-based compensation expense was $11.4 million for the period from January 1, 1996 through March 31, 2006.  Additionally, we recorded $1.9 million in payroll tax related expenses resulting from the recharacterization of incentive stock options to non-qualified stock options for the period from January 1, 2002 through March 31, 2006.  The payroll tax related expenses were determined based on the employees’ gain upon exercise of impacted options.  The adjustments, after tax, for fiscal years 2006, 2005 and 2004 were $2.2 million, $1.4 million and $1.8 million, respectively.

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

The incremental impact, per fiscal year, from recognizing additional stock-based compensation expense and related payroll tax expenses resulting from the investigation of our historical stock option grant practices is as follows (in thousands):

	Stock-Based Compensation				Total	Previously Reported Stock-Based
Fiscal Year	Pre-tax	Tax Effect	Net of Tax	Related Payroll Tax Expense	Incremental Impact, Net of Tax	Compensation Expense, Net of Tax (2)
1996	$52	$-	$52	$-	$52	$-
1997	273	(44)	229	-	229	-
1998	817	(239)	578	-	578	-
1999	767	(212)	555	-	555	-
2000	861	(207)	654	-	654	-
2001	1,739	(446)	1,293	-	1,293	182
2002	2,435	(638)	1,797	5	1,802	104
Transition 2003 (1)	383	(104)	279	25	304	119
Total 1996 – 2003 Impact	7,327	(1,890)	5,437	30	5,467	405
2004	1,680	(334)	1,346	421	1,767	54
2005	806	31	837	556	1,393	-
2006	1,555	(279)	1,276	887	2,163	1,153
	$11,368	$(2,472)	$8,896	$1,894	$10,790	$1,612

Notes:

(1)          Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. The change resulted in a three-month transitional period ended March 31, 2003. References to Transition 2003, unless otherwise indicated, refer to the three-month transitional period ended March 31, 2003.

(2)          Represents previously reported stock-based compensation expense as determined under APB 25 and used in disclosures pursuant to FAS 123.

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1—“Description of Business and Summary of Significant Accounting Policies” to reflect the impact of these adjustments.

The following tables set forth the effects of the adjustments on our Consolidated Balance Sheets as of March 31, 2006 and 2005 and our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004:

CONSOLIDATED BALANCE SHEET DATA

(In thousands, except per share data)	As of March 31, 2006
	As previously reported	Adjustments	As restated
Income taxes receivable	$6,832	$(2,146)	$4,686
Total current assets	611,077	(2,146)	608,931
Total assets	850,614	(2,146)	848,468
Accrued and other current liabilities	109,421	1,503	110,924
Total current liabilities	147,870	1,503	149,373
Deferred income taxes, net of current portion	10,272	(591)	9,681
Additional paid-in capital	397,693	7,732	405,425
Retained earnings	222,107	(10,790)	211,317
Total stockholders’ equity	630,809	(3,058)	627,751
Total liabilities and stockholders’ equity	850,614	(2,146)	848,468

(In thousands, except per share data)	As of March 31, 2005
	As previously reported	Adjustments	As restated
Income taxes receivable	$9,783	$(787)	$8,996
Total current assets	522,559	(787)	521,772
Total assets	747,393	(787)	746,606
Accrued and other current liabilities	77,532	837	78,369
Total current liabilities	120,872	837	121,709
Deferred income taxes, net of current portion	4,466	(624)	3,842
Additional paid-in capital	347,462	7,627	355,089
Retained earnings	187,838	(8,627)	179,211
Total stockholders’ equity	548,758	(1,000)	547,758
Total liabilities and stockholders’ equity	747,393	(787)	746,606

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(In thousands, except per share data)	Fiscal Year Ended March 31, 2006
	As previously
	reported	Adjustments	As restated

Product development	$84,242	$1,081	$85,323
Selling and marketing	123,552	374	123,926
General and administrative	67,615	721	68,336
Total costs and expenses	772,806	2,176	774,982
Income from operations	33,754	(2,176)	31,578
Interest income	8,478	(266)	8,212
Income before income taxes and minority interest	42,232	(2,442)	39,790
Income taxes	7,900	(279)	7,621
Income before minority interest	34,332	(2,163)	32,169
Net income	34,269	(2,163)	32,106

Net income per share—basic	$0.55	$(0.04)	$0.51
Net income per share—diluted	$0.52	$(0.03)	$0.49
Shares used in per share calculation—basic	62,615	—	62,615
Shares used in per share calculation—diluted	65,575	(55)	65,520

(In thousands, except per share data)	Fiscal Year Ended March 31, 2005
	As previously reported	Adjustments	As restated

Product development	$72,959	$678	$73,637
Selling and marketing	110,514	213	110,727
General and administrative	54,831	322	55,153
Total costs and expenses	682,813	1,213	684,026
Income from operations	73,918	(1,213)	72,705
Interest income	4,337	(149)	4,188
Income before income taxes and minority interest	78,255	(1,362)	76,893
Income taxes	15,204	31	15,235
Income before minority interest	63,051	(1,393)	61,658
Net income	62,790	(1,393)	61,397

Net income per share—basic	$1.07	$(0.02)	$1.05
Net income per share—diluted	$1.04	$(0.02)	$1.02
Shares used in per share calculation—basic	58,545	—	58,545
Shares used in per share calculation—diluted	60,365	2	60,367

(In thousands, except per share data)	Fiscal Year Ended March 31, 2004
	As previously reported	Adjustments	As restated

Product development	$36,850	$908	$37,758
Selling and marketing	87,119	545	87,664
General and administrative	47,006	603	47,609
Total costs and expenses	591,988	2,056	594,044
Income from operations	48,858	(2,056)	46,802
Interest income	2,378	(45)	2,333
Income before income taxes and minority interest	55,236	(2,101)	53,135
Income taxes	19,397	(334)	19,063
Income before minority interest	35,839	(1,767)	34,072
Net income	35,839	(1,767)	34,072

Net income per share—basic	$0.63	$(0.04)	$0.59
Net income per share—diluted	$0.61	$(0.03)	$0.58
Shares used in per share calculation—basic	57,279	—	57,279
Shares used in per share calculation—diluted	58,506	99	58,605

The effects of the adjustments on our Condensed Consolidated Statements of Operations for each of the quarters in fiscal years 2006 and 2005 is contained in Note 20 – Quarterly Financial Data (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS DATA

(In thousands)	Fiscal Year Ended March 31, 2006
	As previously reported	Adjustments	As restated
OPERATING ACTIVITIES:
Net income	$34,269	$(2,163)	$32,106
Stock-based compensation	1,867	1,555	3,422
Tax benefit related to the exercise of employee stock options	10,612	(1,450)	9,162
Deferred income taxes	2,050	32	2,082
Accrued and other liabilities	22,259	666	22,925
Income taxes	2,218	1,360	3,578

(In thousands)	Fiscal Year Ended March 31, 2005
	As previously reported	Adjustments	As restated
OPERATING ACTIVITIES:
Net income	$62,790	$(1,393)	$61,397
Stock-based compensation	—	806	806
Tax benefit related to the exercise of employee stock options	6,640	300	6,940
Deferred income taxes	7,442	127	7,569
Accrued and other liabilities	73,309	432	73,741
Income taxes	(19,100)	(272)	(19,372)

(In thousands)	Fiscal Year Ended March 31, 2004
	As previously reported	Adjustments	As restated
OPERATING ACTIVITIES:
Net income	$35,839	$(1,767)	$34,072
Stock-based compensation	84	1,680	1,764
Tax benefit related to the exercise of employee stock options	2,367	(1,522)	845
Deferred income taxes	2,464	394	2,858
Accrued and other liabilities	16,052	383	16,435
Income taxes	1,416	832	2,248

3.   Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31,
	2006	2005
Cash and cash equivalents	$91,517	$98,175
Short-term investments:
Available-for-sale securities:
Corporate notes and bonds	19,000	23,200
Municipal securities	261,120	186,178
	280,120	209,378
Held-to-maturity securities:
Municipal securities	—	23,620
	—	23,620
Total short-term investments	280,120	232,998
Cash, cash equivalents and short-term investments	$371,637	$331,173

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

4.   Accounts Receivable Allowances

(in thousands)	Balance at beginning of period	Provisions	Deductions	Balance at end of period
Year ended March 31, 2006
Allowance for Price Protection and Returns	$46,909	$133,756	$(132,442)	$48,223
Allowance for Co-op Advertising	10,324	33,272	(35,156)	8,440
Allowance for Doubtful Accounts and Other	887	2,452	(2,182)	1,157
Combined Balance	$58,120	$169,480	$(169,780)	$57,820

Year ended March 31, 2005
Allowance for Price Protection and Returns	$43,608	$74,102	$(70,801)	$46,909
Allowance for Co-op Advertising	6,925	30,739	(27,340)	10,324
Allowance for Doubtful Accounts and Other	1,893	1,663	(2,669)	887
Combined Balance	$52,426	$106,504	$(100,810)	$58,120

Year ended March 31, 2004
Allowance for Price Protection and Returns	$29,710	$88,133	$(74,235)	$43,608
Allowance for Co-op Advertising	5,640	23,372	(22,087)	6,925
Allowance for Doubtful Accounts and Other	8,056	9,477	(15,640)	1,893
Combined Balance	$43,406	$120,982	$(111,962)	$52,426

5.   Balance Sheet Details

Inventory.   Inventory at March 31, 2006 and 2005 consists of the following (in thousands):

	March 31, 2006	March 31, 2005
Raw material	$1,530	$1,825
Finished goods	27,090	21,977
Inventory	$28,620	$23,802

Property and Equipment.   Property and equipment at March 31, 2006 and 2005 consists of the following (in thousands):

	Useful Lives	March 31, 2006	March 31, 2005
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	44,776	45,254
Furniture, fixtures and equipment	5 yrs	7,324	5,842
Leasehold improvements	3-6 yrs	7,847	4,221
Automobiles	2-5 yrs	128	162
		61,195	56,599
Less: accumulated depreciation		(23,710)	(29,777)
		$37,485	$26,822

Depreciation expense associated with property and equipment amounted to $11.7 million, $8.6 million and $6.7 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Accrued and Other Current Liabilities.   Accrued and other current liabilities at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31, 2006 As restated(1)	March 31, 2005 As restated(1)
Accrued liabilities	$34,194	$27,173
Accrued compensation	23,367	17,409
Accrued payment to venture partner	1,419	639
Accrued royalties	51,944	33,148
Accrued and other current liabilities	$110,924	$78,369

(1) See Note 2, “Restatement of Consolidated Financial Statements”

Other Long-Term Liabilities.   Other long-term liabilities at March 31, 2006 and 2005 consist of the following (in thousands):

	March 31, 2006	March 31, 2005
Accrued royalties	$58,025	$70,000
Accrued liabilities	2,298	2,059
Other long-term liabilities	$60,323	$72,059

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

•       For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS is entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the net sales from WWE-licensed games (as defined) in amounts that vary based on the platform. The payment of these amounts is guaranteed by us. This preferred payment is reflected in our consolidated statements of operations in the caption, “Cost of Sales – venture partner expense.”  We are entitled to the profits and cash distributions remaining after the payment of these amounts;

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

20.  Quarterly Financial Data (Unaudited)

We have restated our consolidated financial statements for the fiscal years ended March 31, 2006 and 2005 to record additional non-cash stock-based compensation and related tax accruals resulting from stock options granted during fiscal years 1996 to 2006 that were incorrectly accounted for under generally accepted accounting principles in the United States (See Note 2).  The following table summarizes the quarterly impact of these adjustments on our consolidated statements of operations and our consolidated balance sheets (in thousands, except per share amounts):

Twelve Months Ended March 31, 2006

	As previously reported	Adjustments	As restated
Quarter Ended June 30, 2005
Net sales	$157,967	$—	$157,967
Expenses and other	163,623	290	163,913
Loss before income taxes and minority interest	(5,656)	(290)	(5,946)
Income taxes	(1,753)	(19)	(1,772)
Loss before minority interest	(3,903)	(271)	(4,174)
Minority interest	(57)	—	(57)
Net loss	$(3,960)	$(271)	$(4,231)
Net loss per share—basic	$(0.06)	$(0.01)	$(0.07)
Net loss per share—diluted	$(0.06)	$(0.01)	$(0.07)
Shares used in per share calculation—basic	60,929	—	60,929
Shares used in per share calculation—diluted	60,929	—	60,929

	As previously reported	Adjustments	As restated
Quarter Ended September 30, 2005
Net sales	$142,692	$—	$142,692
Expenses and other	144,747	549	145,296
Loss before income taxes and minority interest	(2,055)	(549)	(2,604)
Income taxes	(637)	(26)	(663)
Loss before minority interest	(1,418)	(523)	(1,941)
Minority interest	3	—	3
Net loss	$(1,415)	$(523)	$(1,938)
Net loss per share—basic	$(0.02)	$(0.01)	$(0.03)
Net loss per share—diluted	$(0.02)	$(0.01)	$(0.03)
Shares used in per share calculation—basic	62,299	—	62,299
Shares used in per share calculation—diluted	62,299	—	62,299

	As previously reported	Adjustments	As restated
Quarter Ended December 31, 2005
Net sales	$357,848	$—	$357,848
Expenses and other	292,159	786	292,945
Income before income taxes and minority interest	65,689	(786)	64,903
Income taxes	18,044	(127)	17,917
Income before minority interest	47,645	(659)	46,986
Minority interest	(62)	—	(62)
Net income	$47,583	$(659)	$46,924
Net income per share—basic	$0.76	$(0.01)	$0.75
Net income per share—diluted	$0.72	$(0.01)	$0.71
Shares used in per share calculation—basic	62,982	—	62,982
Shares used in per share calculation—diluted	65,919	(151)	65,768

	As previously reported	Adjustments	As restated
Quarter Ended March 31, 2006
Net sales	$148,053	$—	$148,053
Expenses and other	163,799	817	164,616
Loss before income taxes and minority interest	(15,746)	(817)	(16,563)
Income taxes	(7,754)	(107)	(7,861)
Loss before minority interest	(7,992)	(710)	(8,702)
Minority interest	53	—	53
Net loss	$(7,939)	$(710)	$(8,649)
Net loss per share—basic	$(0.12)	$(0.02)	$(0.14)
Net loss per share—diluted	$(0.12)	$(0.02)	$(0.14)
Shares used in per share calculation—basic	63,686	—	63,686
Shares used in per share calculation—diluted	63,686	—	63,686

(In thousands)	As of June 30, 2005
	As previously reported	Adjustments	As restated
Income taxes receivable	$15,700	$(923)	$14,777
Total current assets	537,895	(923)	536,972
Total assets	763,506	(923)	762,583
Accrued and other current liabilities	79,462	870	80,332
Total current liabilities	129,094	870	129,964
Deferred income taxes, net of current portion	4,466	(516)	3,950
Additional paid-in capital	359,262	7,621	366,883
Retained earnings	183,878	(8,898)	174,980
Total stockholders’ equity	556,951	(1,277)	555,674
Total liabilities and stockholders’ equity	763,506	(923)	762,583

(In thousands)	As of September 30, 2005
	As previously reported	Adjustments	As restated
Income taxes receivable	$20,542	$(1,553)	$18,989
Total current assets	538,323	(1,553)	536,770
Total assets	771,494	(1,553)	769,941
Accrued and other current liabilities	91,283	1,141	92,424
Total current liabilities	132,883	1,141	134,024
Deferred income taxes, net of current portion	4,466	(467)	3,999
Additional paid-in capital	378,113	7,194	385,307
Retained earnings	182,463	(9,421)	173,042
Total stockholders’ equity	573,555	(2,227)	571,328
Total liabilities and stockholders’ equity	771,494	(1,553)	769,941

(In thousands)	As of December 31, 2005
	As previously reported	Adjustments	As restated
Income taxes receivable	$6,601	$(2,090)	$4,511
Total current assets	645,631	(2,090)	643,541
Total assets	882,843	(2,090)	880,753
Accrued and other current liabilities	134,674	1,295	135,969
Total current liabilities	184,013	1,295	185,308
Deferred income taxes, net of current portion	4,466	(560)	3,906
Additional paid-in capital	389,669	7,255	396,924
Retained earnings	230,046	(10,080)	219,966
Total stockholders’ equity	632,623	(2,825)	629,798
Total liabilities and stockholders’ equity	882,843	(2,090)	880,753

Twelve Months Ended March 31, 2005

	As previously reported	Adjustments	As restated
Quarter Ended June 30, 2004
Net sales	$88,194	$—	$88,194
Expenses and other	94,242	436	94,678
Loss before income taxes and minority interest	(6,048)	(436)	(6,484)
Income taxes	(2,147)	21	(2,126)
Loss before minority interest	(3,901)	(457)	(4,358)
Minority interest	—	—	—
Net loss	$(3,901)	$(457)	$(4,358)
Net loss per share—basic	$(0.07)	$(0.01)	$(0.08)
Net loss per share—diluted	$(0.07)	$(0.01)	$(0.08)
Shares used in per share calculation—basic	57,576	—	57,576
Shares used in per share calculation—diluted	57,576	—	57,576

	As previously reported	Adjustments	As restated
Quarter Ended September 30, 2004
Net sales	$96,295	$—	$96,295
Expenses and other	106,328	274	106,602
Loss before income taxes and minority interest	(10,033)	(274)	(10,307)
Income taxes	(3,774)	16	(3,758)
Loss before minority interest	(6,259)	(290)	(6,549)
Minority interest	(95)	—	(95)
Net loss	$(6,354)	$(290)	$(6,644)
Net loss per share—basic	$(0.11)	$—	$(0.11)
Net loss per share—diluted	$(0.11)	$—	$(0.11)
Shares used in per share calculation—basic	58,496	—	58,496
Shares used in per share calculation—diluted	58,496	—	58,496

	As previously reported	Adjustments	As restated
Quarter Ended December 31, 2004*
Net sales	$400,315	$—	$400,315
Expenses and other	319,249	295	319,544
Income before income taxes and minority interest	81,066	(295)	80,771
Income taxes	18,057	(4)	18,053
Income before minority interest	63,009	(291)	62,718
Minority interest	(74)	—	(74)
Net income	$62,935	$(291)	$62,644
Net income per share—basic	$1.08	$(0.01)	$1.07
Net income per share—diluted	$1.05	$(0.01)	$1.04
Shares used in per share calculation—basic	58,472	—	58,472
Shares used in per share calculation—diluted	59,875	173	60,048

* For the quarter ended December 31, 2004, net income included a $7.8 million benefit for research and development income tax credits claimed for prior years.

	As previously reported	Adjustments	As restated
Quarter Ended March 31, 2005
Net sales	$171,927	$—	$171,927
Expenses and other	158,657	357	159,014
Income before income taxes and minority interest	13,270	(357)	12,913
Income taxes	3,068	(2)	3,066
Income before minority interest	10,202	(355)	9,847
Minority interest	(92)	—	(92)
Net income	$10,110	$(355)	$9,755
Net income per share—basic	$0.17	$(0.01)	$0.16
Net income per share—diluted	$0.16	$—	$0.16
Shares used in per share calculation—basic	59,636	—	59,636
Shares used in per share calculation—diluted	62,502	(337)	62,165

(In thousands)	As of June 30, 2004
	As previously reported	Adjustments	As restated
Income taxes receivable	$5,860	$(1,635)	$4,225
Total current assets	386,412	(1,635)	384,777
Total assets	542,549	(1,635)	540,914
Accrued and other current liabilities	67,976	637	68,613
Total current liabilities	85,556	637	86,193
Deferred income taxes, net of current portion	1,149	(651)	498
Additional paid-in capital	323,429	6,070	329,499
Retained earnings	121,147	(7,691)	113,456
Total stockholders’ equity	453,843	(1,621)	452,222
Total liabilities and stockholders’ equity	542,549	(1,635)	540,914

(In thousands)	As of September 30, 2004
	As previously reported	Adjustments	As restated
Income taxes receivable	$11,251	$(1,744)	$9,507
Total current assets	368,005	(1,744)	366,261
Total assets	519,312	(1,744)	517,568
Accrued and other current liabilities	54,707	651	55,358
Total current liabilities	70,388	651	71,039
Deferred income taxes, net of current portion	1,082	(714)	368
Additional paid-in capital	318,388	6,300	324,688
Retained earnings	114,793	(7,981)	106,812
Total stockholders’ equity	443,046	(1,681)	441,365
Total liabilities and stockholders’ equity	519,312	(1,744)	517,568

(In thousands)	As of December 31, 2004
	As previously reported	Adjustments	As restated
Income taxes payable	$13,015	$1,814	$14,829
Accrued and other current liabilities	115,789	724	116,513
Total current liabilities	174,321	2,538	176,859
Deferred income taxes, net of current portion	1,388	(717)	671
Additional paid-in capital	325,042	6,451	331,493
Retained earnings	177,728	(8,272)	169,456
Total stockholders’ equity	517,570	(1,821)	515,749

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

Nonqualified deferred compensation under Section 409A of the Internal Revenue Code.  Options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which the options vest. We have determined that options to purchase approximately 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A. All of the affected options pertained to grants made to non-executive employees.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 the Compensation Committee of our Board of Directors, pursuant to the terms and conditions of our compensatory stock plans under which our stock options had been granted, unilaterally corrected the exercise price of affected options that remained outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date.  In January 2007, the Compensation Committee determined to give each affected option holder, subject to certain conditions, a cash payment equal to the aggregate difference between the initial exercise price and the increased exercise price of each holder’s affected options (“Cash Payment”).  We estimate the total Cash Payment will be approximately $2.4 million.  We accounted for the impact of the corrected options as a stock option modification under FAS 123R.  As a result of this partial cash settlement of these options and the application of the modification accounting, in the three months ended December 31, 2006, we recognized $0.7 million in additional compensation cost due to the increase in the fair value of these options and $0.6 million in accelerated compensation cost.

We also plan to compensate individuals who had exercised affected options prior to December 2006 for excise tax liability and certain other adverse consequences under Section 409A.  Based on our plan, we recognized additional compensation expense of $0.9 million in the three months ended December 31, 2006.

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

(b) Evaluation of disclosure controls and procedures.  In connection with the original filing of our annual report for the year ended March 31, 2006 of Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2006 and, based on this evaluation, had previously concluded that our disclosure controls and procedures were effective as of March 31, 2006.  As a result of the findings of the Special Committee as well as our internal review of our historical stock option practices and our need to restate our fiscal 2006, 2005 and 2004 consolidated financial statements, as described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Amendment No. 2 on Form 10-K/A, management re-evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2006 and determined that there was a material weakness, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting (restated)”.  For these reasons, we concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2006.  We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 based on the control criteria established in a report entitled Internal Control—

Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.   A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we had previously concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006.  In connection with the restatement discussed under the heading “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements, we have subsequently concluded that the material weakness described below existed as of March 31, 2006 and as a result, the Company’s internal control over financial reporting was not effective as of March 31, 2006.  Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of March 31, 2006 (as restated) and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our report dated June 6, 2006 (January 19, 2007 as to the effects of the matters discussed in Note 21 and the effects of the restatement discussed in Note 2 and May 30, 2007 as to Note 4 and the interim balance sheet data presented in Note 20) expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Los Angeles, California

June 6, 2006 (January 19, 2007 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (restated))

PART III

Item 10.                   Directors and Executive Officers of the Registrant

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which was filed on June 21, 2006 (the “Proxy Statement”):

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

10.1 #	Stock Option Agreement, dated as of August 28, 1996, between the Company and Brian J. Farrell

Exhibit Number	Title
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

Exhibit Number	Title
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

10.31 +	Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of

Exhibit Number	Title
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

Dated: May 30, 2007	THQ INC.
	By:	/s/ BRIAN J. FARRELL
Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer

Dated: May 30, 2007	THQ INC.
	By:	/s/ EDWARD ZINSER
Edward Zinser, Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)