Form 10-K
period 2007-03-31
THQ INC
filed 2007-05-30
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s second fiscal quarter, September 30, 2006 was approximately $1.9 billion (based on the closing sales price of the registrant’s common stock on September 29, 2006). The number of shares outstanding of the registrant’s common stock as of May 25, 2007 was approximately 66,913,074.

DOCUMENTS INCORPORATED BY REFERENCE

The 2007 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference into Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

PART I

Item 1. Business

Introduction

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:(1)

•       Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

•       Handheld platforms such as Nintendo Dual Screen, Nintendo Game Boy Advance, PSP portable entertainment system (“PSP system”), wireless devices; and

•       Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars and Ratatouille; World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Barnyard and Nicktoons; Bratz™; Warhammer® 40,000™; and the Ultimate Fighting Championship®; as well as others. We also have licenses to create wireless products based on Disney•Pixar’s Ratatouille as well as Star Wars and major sports leagues. In addition to licensed properties, we also develop games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans! ® Juiced™, MX vs. ATV™, Red Faction®, Saints Row™ and Stuntman®.

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

We develop our games using both internal and external resources. We currently have 16 internal development studios located in the United States, Australia, the UK and Canada. We also contract with third-party developers around the world to develop our products for us.

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

Our corporate goal is to grow our revenues at or above the market and continue to increase our profitability. Our business strategy and a detailed summary of our business operations are detailed below and should be read in conjunction with our “Risk Factors,” included in Item 1A herein.

Strategy

In order to increase our revenues and expand our market share, we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms. We are also focused on increasing the profitability of our business. We intend to do this by executing on the following strategies:

•  Increase sales and profits from our leading portfolio of mass-market franchises

We have grown and diversified our products targeted at the mass market by securing key content licenses. We have leveraged our licensed brands by introducing new products and through continued sales of our catalog of existing products. Our license with Pixar Animation Studios (“Pixar”) grants us the exclusive interactive rights to publish up to two game concepts based on each of the next four Pixar animated feature films beginning with Ratatouille. Our license agreement with World Wrestling Entertainment (“WWE”) through our joint venture with JAKKS Pacific, Inc., grants us the exclusive rights to publish games based on WWE across all viable game systems through 2014. Our license agreement with Nickelodeon grants us the exclusive right to publish games based on all existing and future Nickelodeon animated television and movie properties targeting kids ages 6-14 across all viable game systems through 2010. Additionally, we have a content license with MGA for their Bratz brand and in fiscal 2007 secured the exclusive rights to develop video games based upon the Ultimate Fighting Championship.

In order to increase sales and profits, our goal is to continue building high quality products based on our leading portfolio of mass-market franchises, market them aggressively and shift more development to our internal development studios. In fiscal 2007, our key Disney•Pixar and Nickelodeon titles were developed by our internal studios. We also entered into a long-term agreement with Yuke’s to continue to develop games based on the WWE brand. We own less than a 20% interest in Yuke’s, which has consistently delivered extremely high quality WWE games since we started working with them in 1999.

(2)          THQ, THQ Wireless and their respective logos are trademarks and/or registered trademarks of THQ Inc.

In fiscal 2007, we successfully executed upon our strategies by launching Cars in all major markets throughout the world across nine separate platforms, including new generation consoles Microsoft Xbox 360 and Nintendo Wii. We also increased sales of games based on the WWE SmackDown vs. Raw franchise with the introduction of that property to the Microsoft Xbox 360. We grew revenues from our Nickelodeon franchise with the introduction of games based upon their Avatar property and the continued strength of games based on SpongeBob SquarePants and Nicktoons.

In the fiscal year ending March 31, 2008 (“fiscal 2008”), we plan to continue to execute on this strategy by shipping mass-market titles for new generation console and handheld platforms, PlayStation 2 and PC, including the following games based upon our key licenses: Disney•Pixar’s Ratatouille, on even more platforms than Cars in fiscal 2007, a multi-platform release of the sequel to Cars called Cars: Mater-National; WWE® SmackDown® vs. Raw® on six platforms up from three a year ago, including the Wii, PS3 and DS platforms for the first time; and Nickelodeon titles led by Avatar, Nicktoons and SpongeBob SquarePants. Also for fiscal 2008, we plan to introduce a new Nickelodeon brand, El Tigre on the DS platform.

•      Sequel and extend our growing portfolio of owned intellectual property

In order to grow revenue and increase profitability, we believe it is important for us to create and acquire new intellectual property, expand our internal development capabilities and increase ownership of development tools and technology.

In fiscal 2007, we executed on this strategy with the launch of our internally developed Saints Row franchise, the internally developed Company of Heroes franchise, the release of a sequel in our Destroy All Humans! franchise and the introduction of PC game Titan Quest™. In fiscal 2008, we plan to introduce internally developed Frontlines™: Fuel of War™. We also plan to release a sequel from our recently acquired Stuntman franchise, Stuntman®: Ignition™, our Juiced franchise, Juiced™ 2: Hot Import Nights, the next installment in our MX vs ATV franchise and the next chapter in our Company of Heroes franchise, all developed internally by our Studio System.

We plan to continue expanding our internal development capabilities by selectively acquiring and establishing development studios and through internal growth of our existing studios. During fiscal 2007, we expanded our internal Studio System with the acquisitions of Paradigm Entertainment, located outside of Dallas, Texas, the developers of our Stuntman franchise, and Mass Media Inc., located in Moorpark, California, a PlayStation 3 development studio. With the addition of these studios, we now have 16 studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers. Our worldwide product development operations have grown and now include more than 1,500 people, an increase of more than 300 people over fiscal 2006. Some of the titles released in fiscal 2007 that were developed by our Studio System included owned properties: Saints Row and Company of Heroes™ and licensed properties: Cars, Avatar: The Last Airbender, Barnyard, Nicktoons: Battle for Volcano Island and Warhammer® 40,000™: Dawn of War: Dark Crusade™. In fiscal 2008 we plan to release several internally developed games including owned properties: Frontlines: Fuel of War, Juiced 2: Hot Import Nights, MX vs. ATV: Untamed™, Stuntman: Ignition, Company of Heroes™: Opposing Fronts™ and licensed properties: Ratatouille and a sequel to Cars, Cars: Mater-National; Avatar: The Burning Earth, Nicktoons, and others.

•       Pursue growing trends of digital content creation and distribution

As the interactive entertainment industry continues to evolve, new revenue streams are emerging from the growing trends of digital content creation and distribution. While still nascent, these revenue opportunities are expected to increase significantly in future years. We are currently focused on generating revenue from in-game advertising, downloadable content/micro-transactions, mobile content and massively multiplayer online gaming.

In fiscal 2007, we positioned the company to take advantage of these growing trends. We signed agreements with industry leaders for in-game advertising, which we plan to implement in several fiscal 2008 titles, including Juiced 2: Hot Import Nights, MX vs. ATV: Untamed, and Stuntman: Ignition. We offered our first PC titles via digital distribution channels. We provided digital downloads of additional content for Saints Row and plan to expand our digital download offerings in fiscal 2008. We re-positioned our wireless business for future growth, adding new brands and development capabilities to the business. We secured the rights to publish Warhammer:40,000 as a massively multiplayer online game and commenced internal development of this title.

•       Expand international business

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. In fiscal 2007, we increased our market share in both Europe and the Asia-Pacific region. Our international revenues totaled $426.7 million or 42% of total net sales, up from $316.6 million or 39% of revenues a year ago.

International revenues were driven by our increasingly global product portfolio and our expanded direct sales presence. We currently distribute our products in more than 75 countries and territories outside of North America. In fiscal 2007, we established sales offices in Italy and Mexico. We now operate international offices in North America, Europe and Asia-Pacific as follows: United States, Canada and Mexico; Austria, Denmark, France, Germany, Italy, Spain, Switzerland, the Netherlands and the United Kingdom; Australia, Korea, and Japan.

We expect to continue to expand our international business. In fiscal 2008, we expect international revenues to grow to 43% of revenues, driven by continued execution on our global product portfolio and our ability to drive higher sales via direct distribution of our products. In addition, we are currently exploring new business opportunities in China, which has not been a key market for us in the past.

Industry Overview

As a publisher of interactive entertainment software, we consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. We believe that video games have increasingly become a mainstream entertainment choice for both children and adults. According to the International Development Group, Inc. (“IDG”), an independent consulting and advisory services company that analyzes the consumer electronics and interactive entertainment industries, sales of console, handheld and PC games (excluding wireless) reached $7.9 billion in North America, and $7.1 billion in Europe in 2006. We look toward an expanding market for interactive entertainment software over the next several years due to the introduction of the new generation of console systems. We believe that improved graphics and expanded artificial intelligence capabilities of the new platforms will enhance game play and help grow our industry significantly. In addition, incremental revenue opportunities from in-game advertising, downloadable content/micro-transactions and mobile content are expected to grow to $7 billion in 2009 from $2 billion in 2006, according to DFC Intelligence and Juniper Research.

The first modern platform was introduced by Nintendo in 1985. Advances in technology over the past 20 years have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. For the past several years, Sony has been the leader in the console market (with its PlayStation 2 console); however, Microsoft and Nintendo are large and viable competitors. In 2005, Microsoft introduced its new generation console, Xbox 360, and both Sony and Nintendo released their new generation consoles, PlayStation 3 and Wii, respectively, in November 2006. Nintendo has been the dominant manufacturer of handheld platforms with its Nintendo DS and Game Boy Advance. In fiscal

2005 Sony introduced its first handheld platform, the PSP. PCs continue to be a viable interactive game platform and over the past few years, wireless devices, such as mobile phones, have become a viable gaming platform.

We currently develop and publish products for all major platforms, and this diversification continues to be a cornerstone of our strategy. In fiscal 2007, our product releases were for the Sony PlayStation 2 and PSP, Microsoft Xbox and Xbox 360, Nintendo Wii, DS, GameCube and Game Boy Advance, PC and wireless devices. In fiscal 2008 we expect to add products for the Sony PlayStation 3 to this line-up and expect to continue to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

Products

We develop, market and sell video games and other interactive software and content for console platforms, handheld platforms and PCs. In fiscal 2007, we published eight titles that shipped more than one million units. The following list identifies games that generated a significant portion of our sales during the fiscal years ended March 31, 2007, 2006 and 2005:

•       in fiscal 2007, Disney•Pixar’s Cars, WWE SmackDown vs. Raw 2007, Saints Row, Nickelodeon titles, Avatar: The Last Airbender and SpongeBob SquarePants: Creature from the Krusty Krab and Bratz: Forever Diamondz, and;

•       in fiscal 2006, WWE SmackDown vs. Raw 2006, Juiced, Destroy All Humans!, SpongeBob SquarePants: Lights, Camera, PANTS! and The Incredibles: Rise of the Underminer; and

•       in fiscal 2005, Disney•Pixar’s The Incredibles, The SpongeBob SquarePants™ Movie, and WWE SmackDown vs. Raw.

Our games are based on intellectual property that is either wholly-owned by us or licensed from third parties. We develop our games using both internal development resources and external development resources working for us pursuant to contractual agreements. Whether a game is developed internally or externally, upon completion of development we extensively play-test each game, and if required, send the game to the manufacturer for its review and approval. Other than games that we release for PCs or wireless devices, the console manufacturers or their authorized vendors manufacture our products for us. We then market and distribute our games for sale throughout the world.

Intellectual Property

Our business process begins with the creation of intellectual property or acquisition of intellectual property rights. Traditionally, most of our titles were based upon licensed properties that have attained a high level of consumer recognition or acceptance. We have relationships with many well-known licensors, including Disney•Pixar, Nickelodeon, World Wrestling Entertainment, Warner Bros. and MGA Entertainment.

Our intellectual property licenses usually grant us the exclusive use of the property for specified titles, on specified platforms, within a defined territory and during the license term. All of our licenses are of varying duration and we pay royalties to our property licensors generally based on our net sales of the title which includes the licensor’s intellectual property. We typically advance payments against minimum guaranteed royalties over the license term. Royalty rates are generally higher for properties with proven popularity and less perceived risk of commercial failure.

Our original intellectual property is created either by one of our 16 development studios or by a third-party developer that we contract with, in which instance, we retain all ownership rights in the intellectual property. In other instances, wherein a third-party developer creates the intellectual property and develops the game, we obtain a license that is typically exclusive and we try to retain rights to any future products based on the intellectual property.

Platform Licenses

Our business is dependent upon entering into license agreements with the platform manufacturers, which allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform. Our platform licenses include licenses to publish on consoles and handheld platforms manufactured by Nintendo, Sony and Microsoft. Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We currently are licensed or are in negotiations to license rights to publish and distribute titles on all platforms that are currently sold in the United States and Canada. Our key platform licenses also allow us to publish and distribute titles in Europe, Australia, New Zealand and Japan. We are also licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox, and Xbox 360 in various additional territories, including parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

The platform licenses are not exclusive and require that each title be approved by the manufacturer. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title’s packaging and marketing materials. Once a title is developed and approved by the manufacturer, the title is manufactured solely by such manufacturer or a designated vendor of the manufacturer. The licenses establish the payment terms for the manufacture of each cartridge or disc made, which generally provide for a charge for every cartridge or disc manufactured. The amounts charged by the manufacturers for both console discs and handheld cartridges include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer’s name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion.

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

Product Development

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our 16 internal studios and corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists. We refer to this collective group of development resources as our Studio System.

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

The development cycle for a new game depends on the platform and the complexity and scope of the game. Additionally, when developing an intellectual property into a game which is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture’s release. The development cycle for console and PC games ranges from 12-36 months and the development cycle for handheld games ranges from 9-24 months.

These development cycles require that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release. The investments in such development, prior to reaching technological feasibility, are recorded as product development expenses in our consolidated statement of operations. We had product development expenses of $97.1 million in fiscal 2007, $94.6 million in fiscal 2006 and $80.1 million in fiscal 2005.

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

Marketing and Sales

Our marketing activities vary depending upon whether a video game title is based upon a licensed or an original property. A licensed property has pre-existing brand popularity and thus often requires less initial effort by us to promote. Our marketing efforts for titles based upon original properties begin well in advance of a title’s release and focus on building positive awareness of our game concepts with consumers and retailers. We conduct consumer and retail research, which provides us with feedback to position a title prior to its release. Our public relations promotional activities for original titles in fiscal 2007 included coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets.

Additionally, we continue to increase our corporate public relations efforts by establishing relationships with leading technology and business reporters.

Our marketing efforts for products released in fiscal 2007 covered a broad range of media including, television, print, in-theater, radio, internet advertising and promotional events. Most of our major new releases in fiscal 2007 received television support. Our games were also supported by promotional activities such as trailers, demo discs, standees, posters, pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, game demos and promotions with major consumer brands. Our games are also promoted to retailers by display at select retailer specific trade shows. We also conduct print and cooperative retail advertising campaigns for most titles and prepare a range of promotional sales and marketing materials to increase awareness among retailers.

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

We utilize electronic data interchange with most of our major North American customers in order to (i) efficiently receive, process, and ship customer product orders and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use in North America allows us to better manage inventory, merchandise and communications. We ship all of our products to our North American customers from warehouses located in Canada, Michigan and Minnesota.

The domestic retail prices for our titles currently range between: (i) $15 and $35 for handheld platforms; (ii) $15 and $65 for console platforms; and (iii) $10 and $55 for PC games. The domestic retail price for our wireless games currently range between $2 and $8 for a one time purchase and between $2 and $4 for a monthly subscription.

International Sales.   Our international sales activities operate via our offices in the United Kingdom, Australia, France, Germany, Korea, Japan, Spain, Austria, Denmark, the Netherlands and Italy. International offices market and distribute direct-to-retail customers and through distributors in both their home territories and to approximately 60 additional territories.

Our largest customers worldwide include Best Buy, GameStop, Target, Toys “R” Us and Wal-Mart. We also sell our products to other national and regional retailers, discount store chains and specialty retailers. Our largest customer, Wal-Mart, accounted for 18% of our worldwide sales in fiscal 2007. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

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

In addition, some of our competitors are very large, diversified corporations that have begun to develop games based upon their own highly recognizable brands, and, as a result, stand to become more direct competitors. Disney Interactive Studios recently expanded its internal software game publishing efforts and Viacom has expanded its efforts in interactive entertainment software publishing.

Employees

As of March 31, 2007, we employed approximately 2,000 people, of whom over 640 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of notes to consolidated financial statements included in Item 8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the internet at our website at http://www.thq.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or on the internet at http://www.sec.gov/info/edgar/prrrules.htm. You can view our Code of Business Conduct and Ethics, our Code of Ethics for Executive Officers and Other Senior Financial Officers and the charters for each of our committees of the Board of Directors free of charge on the corporate governance section of our website.

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties which may affect our future financial performance. Some of those important risks and uncertainties which may cause our operating results to vary or which may materially and adversely affect our operating results are as follows:

Risk factors related to console hardware

Our business depends on hardware on which consumers play our games. In the past 18 months, Microsoft, Nintendo and Sony each released a new console platform, the Xbox 360, Wii and PlayStation 3 (“PS3”), respectively. These platforms are called “new generation” consoles and succeed the Xbox, GameCube and PlayStation 2 (“PS2”), respectively, which we refer to herein as the “legacy platforms”. The new generation consoles can adversely affect sales of our video games and our profitability as follows:

Hardware shortages.   Each of the new generation consoles has experienced hardware shortages, which continue for some of the most recently released platforms. Hardware shortages generally negatively affect the sales of video games since consumers do not have consoles on which to play the games.

Hardware pricing.   The new generation consoles are priced higher than each of the predecessor platforms. The Xbox 360 can cost as much as $479.99, the Wii is priced at $249.99 and the PS3 can cost as much as $599.99. The cost of the hardware could adversely affect their sales, which could negatively affect sales of our products for these platforms since consumers need a platform in order to play our games.

Software pricing.   Software prices for the new generation console games are higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games.

Additionally, although we still publish games for the PS2, as consumers purchase games for new generation consoles rather than for the PS2 and demand for games on the PS2 declines, the prices of our games for the PS2 may also decline. Reduced pricing of our PS2 products may result in lower revenues, which could materially affect our profitability.

Increasing development costs.   The introduction of the new generation platforms has required the development of new software to play on such consoles and new technologies to create such software. Because the new generation consoles have greater complexity and capabilities than the predecessor platforms, costs are higher to develop games for new generation consoles. Greater costs can lead to lower operating margins, negatively affecting our profitability.

We must continue to develop and sell new titles in order to remain profitable.

Our profitability has directly resulted from our ability to develop and sell successful new titles for use on multiple platforms. Consumer preferences for games are difficult to predict, and even the most successful titles remain popular for only limited periods of time, often less than six months.

Competitive launches may negatively affect the sales of our games.

We compete for consumer dollars with several other video game publishers and consumers must make choices among available games. If we make our games available for sale at the same time as many other new games become available, consumers may choose to spend their money on products published by our competitors rather than our products and retailers may choose to give more shelf space to our competitors’ products, leaving less space to sell our products. Since, as described above, the life cycle of a game is short, strong sales of our competitors’ games could negatively affect the sales of our games.

We rely on a relatively small number of licensed brands for a significant portion of our sales.

Games we develop based upon a small number of licensed brands make up a substantial portion of our sales each year. In fiscal 2007, sales of titles for our three top-selling brands, Disney•Pixar, Nickelodeon and World Wrestling Entertainment (“WWE”) comprised 54% of our net sales; in fiscal 2006, 47% of our net sales were based on titles from such brands; and in fiscal 2005, 52% of our net sales were based on titles from such brands. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results or the loss of a license pursuant to which we develop games for such brands may significantly harm our business and financial results.

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

A significant portion of our net sales are derived from products based on popular licensed properties. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell products based on such licenses.

We also generate revenue from wholly-owned intellectual property. The success of our internal brands depends on our ability to create original ideas which appeal to the avid gamer. Titles based on wholly-owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products targeted at the core gamer could negatively impact our operations.

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

Additionally, since each of the manufacturers publish games for its own platform, and also manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of other publishers in the event of insufficient manufacturing capacity. Unanticipated delays in the delivery of products due to delayed manufacturing could also negatively affect our operating results.

Video game product development schedules are difficult to predict and can be subject to delays. Postponements in shipments can substantially impact our earnings in any given quarter.

Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. We have in the past experienced development delays for several of our products. Failure to meet anticipated production schedules may cause a shortfall in our expected sales and profitability and cause our operating results in any given quarter to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related movie, could adversely affect the sales of such products and thus our financial performance.

We rely on external developers for the development of some of our titles.

Some of our titles are developed by third-party developers. We have no direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases. Additionally, the future success of externally developed titles will depend on our continued ability to maintain relationships and obtain developer agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

We rely on a small number of customers that account for a significant amount of our sales.

Our largest single customer, Wal-Mart, accounted for 18% of our gross sales in fiscal 2007, 19% of our gross sales in fiscal 2006 and 14% of our gross sales in fiscal 2005. In fiscal 2007, our five largest customers, including Wal-Mart, accounted for 46% of our gross sales. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

Increased sales of used video game products could lower our sales.

Increased sales of used video games, which are generally priced lower than new video games, by one of our key customers could negatively affect our sales of new titles and thus our revenues.

Competition in the interactive software entertainment industry may lead to reduced sales of our products and reduced market share.

Our industry is intensely competitive. We compete for both the sale of games and licenses to properties with the platform manufacturers and other publishers. Such competition could negatively affect sales of our games as follows:

Development of software by hardware manufacturers.   Microsoft, Nintendo and Sony have each increased development efforts of software for their own hardware platforms. As a result of their commanding positions in the industry, the manufacturers may have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. Additionally, the manufacturers can bundle their software with their hardware, creating less demand for individual sales of our products.

Development of software by intellectual property owners.   As discussed above, a significant portion of our revenue is due to sales of games based upon licensed properties. In recent years, some of our key licensors, including Disney and Warner Bros., have increased their own development of video games, which could lead to such licensors not renewing our licenses to publish games based upon their properties or not grant future licenses to develop games based upon such properties. If we do not publish such games, our revenue could be significantly affected.

Competition for licenses.   Some of our competitors have greater name recognition among consumers and licensors of properties, a broader product line, or greater financial, marketing and other resources than we

do. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees in connection with the acquisition of licensed properties. As competition for popular properties increases, our cost of acquiring licenses for such properties may increase, resulting in reduced margins.

Competition for shelf space.   As competitors in our industry strive to release more blockbuster titles and as retailers merge, competition for retail shelf space may become more intense. We may need to increase our marketing expenditures to maintain sales of our titles. Increased expenses without corresponding increased sales could reduce our profit margins and thus have a negative effect on our business and financial results.

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

We rely to a substantial extent on the management, marketing, sales, technical and software development skills of a limited number of employees to formulate and implement our business plan. Our success depends to a significant extent upon our ability to attract and retain key personnel. Competition for employees can be intense and the process of locating key personnel with the right combination of skills is often lengthy. The loss of services of key personnel could have a material adverse effect on our business.

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

Emerging technologies, such as games for wireless devices, require investments and present many risks.

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

In fiscal 2007 we derived 42% of our revenues from our international operations, up from 39% in fiscal 2006. We intend to continue expanding our international operations, which may subject us to many risks, including: different consumer preferences, unexpected changes in regulatory requirements, tariffs and other barriers, difficulties in staffing and managing foreign operations, and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse effect on our future foreign sales or the profits generated from these sales.

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

Fluctuations in our quarterly operating results due to seasonality in the interactive software entertainment industry and other factors related to our business operations could result in substantial losses to investors.

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive software entertainment market is highly seasonal, with sales typically significantly higher during the year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:

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

Currently, the interactive software entertainment industry is self-regulated and rated by the Entertainment Software Rating Board (“ESRB”). Our retail customers take the ESRB rating into consideration when deciding which of our products they will purchase. If the ESRB or a manufacturer determines that a product should have a rating directed to an older or more mature consumer, we may be less successful in our marketing and sales of a particular product.

From time to time, legislation has been introduced at the local, state and federal levels for the establishment of a government mandated rating and governing system in the United States and in foreign countries for our industry. Various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system, our ability to successfully market and sell our products could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following is a summary of the principal leased offices we maintained as of May 25, 2007:

Purpose	North America	Europe	Asia Pacific	Total
Sales and administrative	116,800	56,700	11,600	185,100
Product development	373,900	6,100	20,700	400,700
Total leased square footage	490,700	62,800	32,300	585,800

We also own 10,820 square feet of space in Phoenix, Arizona which serves as our data center and motion capture studio.

Item 3. Legal Proceedings

WWE related Lawsuits

On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), THQ, THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff’s RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants’ motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants’ motion seeking to dismiss the RICO claims on the basis of the threshold “enterprise” issue that was briefed (the “March 31 Order”).

On April 7, 2006, the Company and the other defendants sought certification to appeal from the portion of the March 31 Order denying the motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for re-argument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court hearing on April 26, 2006, the Court deferred a ruling on the requests for partial judgment and for certification and set briefing schedules with respect to the remaining grounds for defendants’ motion to dismiss the RICO claim, currently the sole remaining basis for federal jurisdiction in this action, that were not the subject of the first round of briefing. The Court also established a briefing schedule for WWE’s motion for re-argument of the dismissal of the Sherman Act claim. The briefing was completed in August of 2006 and a hearing was held in September of 2006. The Court has not yet ruled on the pending motions. Discovery in this action remains stayed.

THQ believes that neither it, nor Brian Farrell, is primarily accused of any wrongdoing in the complaint or the amended complaint, and believes that either there is no basis for terminating the WWE videogame license, or that THQ will be made whole by those whose conduct is eventually found to be unlawful. We intend to vigorously protect our rights and, if necessary, pursue appropriate claims against third parties.

On October 12, 2006, WWE filed a separate lawsuit against the Company and the LLC in the Superior Court of the State of Connecticut, alleging that the Company’s agreements with Yuke’s Co., Ltd. (“Yukes”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. On February 8, 2007, the Company and the LLC jointly moved to strike one of the claims, for violation of the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to the defendants’ ability to raise the same issue at a later date. On February 22, 2007, the Court established a schedule for this case, including discovery, and ordering that the case be “exposed for trial” as of October 14, 2008. However, on March 30, 2007, WWE moved for leave to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action. The defendants objected to this motion. At a hearing on May 8, 2007, the Court granted WWE’s request to amend the complaint and add defendants. The Court also suspended deadlines under its existing scheduling order and indicated it will re-examine the schedule after the new defendants have been served and have appeared. The amended complaint was served on the Company and Brian Farrell on or about May 10, 2007. The Company believes it and the LLC have several bases for defending any claim of breach of the WWE videogame license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories. We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.

Due to the early status of this litigation with WWE we cannot estimate a possible loss, if any. Games we develop based upon our WWE videogame license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2007. The loss of the WWE license would have a negative impact on our future financial results.

Operating agreement with JAKKS Pacific, Inc.

In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license. Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license. The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration.

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate. However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District. Our petition seeks a court order compelling JAKKS to comply with the arbitration provisions in the operating agreement and establishing a process and timeline for selecting an arbitrator. On or about May 22, 2007, JAKKS filed a response to our petition, as well as an application for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. A hearing on the petition is scheduled for June 19, 2007.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

SEC Informal Inquiry

On August 4, 2006, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We publicly announced this inquiry on August 7, 2006. Prior to August 4, 2006, we were already conducting an internal review of our historical stock option grant practices with the assistance of outside counsel. We initiated the internal review following extensive news coverage and analyst reports about the option practices of numerous companies across several different industries. The Company has cooperated fully with the SEC’s inquiry.

Upon receipt of the notice of informal inquiry from the SEC, our Board of Directors (the “Board”) formed a special committee consisting of one outside director, Jeffrey Griffiths (the “Special Committee”), to conduct an independent and comprehensive investigation of our stock option practices and to oversee our response to the SEC. The Special Committee retained independent outside legal counsel and forensic accountants (the “Investigative Team”) to aid in its investigation.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee found no evidence of fraud or misconduct by any person with respect to the company’s historical stock option grant practices. The Special Committee did identify instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed in detail in Note 2 to the Notes to the Consolidated

Financial Statements of our Amendment No. 2 on Form 10-K/A for the year ended March 31, 2006, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. The Special Committee also recommended certain remedial measures with respect to the Company’s stock option granting practices, which were adopted by the Board. The Special Committee and the Investigative Team reported the Special Committee’s findings to the SEC on January 8, 2007.

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.   On August 25, 2006, following our announcement of the informal inquiry by the SEC, a purported shareholder derivative action captioned Ramsey v. Haller et Al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. Another lawsuit was subsequently filed by the same law firm on behalf of another purported shareholder, David Kukor, and the parties stipulated to consolidate the two actions. On or about April 19, 2007, a Consolidated Shareholder Derivative Complaint (the “Consolidated Complaint”) was filed, alleging the same types of claims and quoting from various public statements by THQ since the filing of the original complaint. THQ is also named as a nominal defendant. The Company intends to demur to the Consolidated Complaint. Pursuant to court order, the demurrer must be filed by May 28, 2007, and a hearing for the demurrer is currently scheduled for August 9, 2007. Discovery in this matter is currently stayed.

Hawaii Laborers Pension Fund v. THQ, et. Al.   In October 2006, a purported shareholder derivative action captioned Hawaii Laborers Pension Fund v. THQ, et. Al., was filed against certain of our current and former officers and directors in federal district court, alleging claims under Section 14(a) of the Securities Exchange Act of 1934 as well as various state law claims arising out of alleged breaches of fiduciary duty related to stock option practices. On or about April 20, 2007, the plaintiff filed an Amended and Verified Shareholder Derivative Complaint (the “Amended Complaint”) alleging that certain current and former officers and directors engaged in a conspiracy to manipulate grants dates associated with stock options and then concealed the alleged backdating option scheme and filed false and misleading statements with the SEC. THQ is also named as a nominal defendant. The Company intends to file a Motion to Dismiss the Amended Complaint, which pursuant to a stipulation between the parties, must be filed by June 1, 2007. No discovery has yet commenced in this action.

Although litigation is subject to inherent uncertainties, we do not believe the results of these actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

Other

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

PART II

Item 5.         Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ’s common stock is quoted on the NASDAQ Global Select Market under the symbol “THQI.”  The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ Global Select Market:

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2007
Fourth Quarter ended March 31, 2007	$34.33	$29.64
Third Quarter ended December 31, 2006	34.00	28.69
Second Quarter ended September 30, 2006	30.87	19.74
First Quarter ended June 30, 2006	27.76	19.65
Fiscal Year Ended March 31, 2006
Fourth Quarter ended March 31, 2006	$27.62	$23.81
Third Quarter ended December 31, 2005	24.58	19.14
Second Quarter ended September 30, 2005	23.97	19.49
First Quarter ended June 30, 2005	20.67	16.81

The last reported price of our common stock on May 25, 2007, as reported by NASDAQ Global Select Market, was $32.46 per share.

Stock Price Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns for the period from December 31, 2001 through March 31, 2007, for the Company’s common stock, NASDAQ Global Select Market Composite Index and the RDG Technology Index. The comparison assumes an initial investment of $100 in each on December 31, 2001 and that all dividends were reinvested. The Company has not paid any cash dividends and, therefore, the cumulative total return calculation for the Company is based solely upon stock price appreciation and not upon reinvestment of cash dividends.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of THQ’s common stock.

COMPARISON OF 63 MONTH CUMULATIVE TOTAL RETURN*

Among THQ Inc., The NASDAQ Composite Index and The RDG Technology Composite Index

*                    $100 invested on December 31, 2001 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	12/31/2001	12/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007
THQ Inc.	$100.00	$41.00	$40.41	$62.61	$87.08	$120.18	$158.71
NASDAQ Composite	$100.00	$70.85	$71.02	$104.35	$104.99	$124.25	$128.04
RDG Technology Composite	$100.00	$62.90	$62.52	$92.82	$89.48	$105.43	$109.51

Information presented is as of the end of the calendar year for December 31, 2002, as of March 31, 2003 for our three-month transition period, and as of March 31 for fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007.

Holders

As of May 25, 2007 there were approximately 262 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2007 is as follows (amounts in thousands, except per share amounts):

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	7,471,425	$19.21	6,082,100
Equity compensation plans not approved by security holders	752,576 (1)	$12.15	—
Total	8,224,001	$18.56	6,082,100

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table presents the Company’s repurchases of our common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (2)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	115,500	30.53	4,064,500	8,500,000
March 1 - March 31	—	—	—	—
Total	115,500	$30.53	4,064,500	$8,500,000

(1)          On September 10, 2002, November 21, 2002, and February 5, 2004 we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions with a total authorized repurchase amount of $75.0 million. At March 31, 2006 there was $22.1 million available for future repurchases. During the fiscal year ended March 31, 2007, we repurchased $13.6 million of our common stock. As of March 31, 2007, we have repurchased 4,064,500 shares of our common stock for approximately $66.5 million, leaving $8.5 million available for future repurchases. On May 16, 2007, we announced that our Board authorized the repurchase of an additional $25.0 million of our common stock from time to time on the open market or in private transactions bringing the total authorized repurchase amount to $100.0 million. There is no expiration date for the authorized repurchases.

(2)          Based upon the closing price of THQ Common Stock on March 31, 2007.

Item 6. Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Effective January 1, 2003, we changed our fiscal year end from December 31 to March 31. Since the change in fiscal year end affects the comparability of the information reflected in the selected financial data, we have included unaudited results for the period from April 1, 2002 through March 31, 2003. Other than this unaudited period, the selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2007 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2007, and 2006, and the consolidated statements of operations for the fiscal years ended March 31, 2007, 2006 and 2005, and the report thereon are included elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2007	2006	2005(a)	2004(b)	2003(c)(d)
					(Unaudited)
Net sales	$1,026,856	$806,560	$756,731	$640,846	$467,647
Costs and expenses:
Cost of sales—product costs	351,449	287,946	255,187	234,574	181,532
Cost of sales—software amortization and royalties	165,462	116,371	93,622	105,632	84,916
Cost of sales—license amortization and royalties	99,533	80,508	85,926	71,132	38,988
Cost of sales—venture partner expense	16,730	12,572	9,774	9,675	9,218
Product development	97,105	94,575	80,090	42,292	41,803
Selling and marketing	139,958	124,809	111,444	88,295	68,817
General and administrative	78,413	57,944	50,278	43,831	33,951
Total costs and expenses	948,650	774,725	686,321	595,431	459,225
Income from continuing operations	78,206	31,835	70,410	45,415	8,422
Interest and other income, net	12,822	7,955	6,483	7,720	(6,226)
Income from continuing operations before income taxes and minority interest	91,028	39,790	76,893	53,135	2,196
Income taxes	26,206	7,621	15,235	19,063	1,220
Income from continuing operations before minority interest	64,822	32,169	61,658	34,072	976
Minority interest	136	(63)	(261)	—	—
Income from continuing operations	64,958	32,106	61,397	34,072	976
Gain on sale of discontinued operations, net of tax	3,080	—	—	—	—
Net income	$68,038	$32,106	$61,397	$34,072	$976
Earnings per share—basic:
Continuing operations	$1.00	$0.51	$1.05	$0.59	$0.02
Discontinued operations	0.05	—	—	—	—
Earnings per share—basic	$1.05	$0.51	$1.05	$0.59	$0.02
Earnings per share—diluted:
Continuing operations	$0.96	$0.49	$1.02	$0.58	$0.02
Discontinued operations	0.05	—	—	—	—
Earnings per share—diluted	$1.01	$0.49	$1.02	$0.58	$0.02
Shares used in per share calculation—basic	65,039	62,615	58,545	57,279	58,527
Shares used in per share calculation—diluted	67,593	65,520	60,367	58,605	60,881

BALANCE SHEET DATA
(In thousands)

	As of March 31,
	2007	2006	2005	2004	2003
Working capital	$562,316	$459,558	$400,063	$309,633	$286,899
Total assets	$1,013,541	$848,468	$746,606	$527,901	$473,867
Stockholders’ equity	$768,957	$627,751	$547,758	$437,879	$397,309

Notes:

(a)           Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)          Net income includes a $4.0 million benefit for a settlement of a dispute with directors’ and officers’ insurance carrier, net of tax.

(c)           Net income includes a charge of $1.8 million due to the other than temporary impairment of our investment in Yuke’s Co., Ltd. (See “Note 8—Other Long-Term Assets” in Note to Consolidated Financial Statements). We also changed our fiscal year end from December 31 to March 31, effective January 1, 2003.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Certain of these trends and other statements made herein may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are included herein because management believes that an understanding of these trends is important to understand our results for the fiscal year ended March 31, 2007 (“fiscal 2007”), as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes. The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements. Additionally, readers should refer to our cautionary statement on page 1 herein as well as “Risk Factors” set forth in Item 1A. All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

Overview of Fiscal 2007 Results

In the fiscal year ended March 31, 2007, we recorded the highest total annual revenue in our history. Net sales in fiscal 2007 increased 27% over the fiscal year ended March 31, 2006 (“fiscal 2006”), to $1,026.9 million, up from $806.6 million. The year-over-year growth in our net sales was due primarily to significant growth in sales of games from our key long-term licensed properties; Disney•Pixar, WWE and Nickelodeon as well as sales of our new, owned intellectual property, Saints Row. Titles released in fiscal 2007 under our key licensed properties included Cars, WWE SmackDown vs. Raw 2007 and a new title from our Nickelodeon license, Avatar: The Last Airbender. Additionally, in fiscal 2007, our operating margin improved by 367 basis points over fiscal 2006, to 8% of net sales. Our operating margin improved in fiscal 2007 due primarily to improved gross margins on our key titles, led by multi-million unit sales of Cars and WWE SmackDown vs. Raw and leverage of our selling and marketing and general and administrative expenses.

Net income from continuing operations for fiscal 2007 was $65.0 million, or $0.96 per diluted share, compared to net income from continuing operations of $32.1 million, or $0.49 per diluted share, for fiscal 2006. Net income for fiscal 2007 was $68.0 million, or $1.01 per diluted share, and included a $3.1 million gain on sale of discontinued operations. Our fiscal 2007 results include our continued investment in development of games based on new generation consoles.

Cash provided by operations was $64.0 million during fiscal 2007, up 50% as compared to fiscal 2006, which had $42.8 million. The increase in cash provided by operations was primarily a result of an increase in earnings, improved working capital and amortization of licenses and software, partially offset by increases in cash payments for software development and licenses.

Prospective Business Trends

We operate in one business segment: video game development and publishing. We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers.

Transition to new generation console systems.   In fiscal 2007, our industry continued to transition from the legacy consoles, Sony PlayStation 2 (“PS2”) and Nintendo GameCube, to the new generation consoles, Sony PlayStation 3 (“PS3”) and Nintendo Wii. Additionally, in fiscal 2006, Microsoft launched its new generation platform, the Microsoft Xbox 360 and two new handheld platforms were launched, the Nintendo DS and Sony PSP. With the new generation of console systems and new handheld platforms, we believe that market segmentation will be extremely important. We have designed our publishing strategy to take advantage of the unique feature sets of the new consoles, handhelds and PC. Our strategy to reach core gamers focuses on the Xbox 360, PS3 and PC platforms. Our mass-market brands are targeted primarily for the Nintendo Wii, PS2 and DS platforms. We plan to publish some of our licensed brands, such as WWE and Disney•Pixar across all viable platforms.

Software development.   The new generation consoles have increased functionality (e.g., realistic environments and artificial intelligence) over their legacy counterparts. The increased functionality delivers a more exciting gaming experience but adds complexity to the development of video games for these new consoles. This complexity increases the overall cost to develop these games and accordingly, during fiscal 2008, we expect our average software development costs to increase as we develop more games for these new consoles.

Products.   In order to increase revenues while facing higher development costs, we believe that it is more important than ever in our industry to have a robust and diversified product portfolio. In recent years, we have focused our efforts on growing both our owned intellectual properties and our licensed brands. As a result of these efforts, we believe that we can continue to grow our revenues at or above the market growth rate in our industry.

International growth.   Over the past few years, sales of video games outside of the United States have grown significantly. In fiscal 2007, international sales growth drove approximately $110.1 million of our overall net sales increase of $220.3 million. The international installed base of video game platforms continues to increase and we are focused on expanding our international presence by identifying territories where we see opportunity and establishing a direct sales presence to seize such opportunities. In addition to our sales force presence, we are focused on releasing and aggressively marketing titles with international appeal. We continue to evaluate new business opportunities in the Asia Pacific region.

Incremental revenue opportunities.   Digital content creation and distribution is an emerging revenue source in our industry. We expect several of our games in fiscal 2008 to include in-game advertising. In fiscal 2007, we began offering our first PC titles via digital distribution channels and provided digital downloads of new content after shipping Saints Row. We are focused on growing these sources of incremental revenue in the future. Additionally, we re-positioned our wireless business for future growth, adding new brands and development capabilities to the business.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Prior to the related product’s release, we expense, as part of cost of sales—license amortization and royalties, capitalized license costs when we believe such amounts are not recoverable.

Licenses are expensed to cost of sales—license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues for a particular license, the charge to cost of sales—license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2007, the net carrying value of our licenses was $91.1 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis. The amount by which any unamortized software development costs exceed their net realizable value is charged to cost of sales—software amortization and royalties. The net realizable value is the estimated future gross revenues from the product, reduced by the estimated future costs of completing the product.

Commencing upon product release, capitalized software development costs are amortized to cost of sales—software amortization and royalties based on the ratio of current revenues to total projected revenues. If actual revenues, or revised projected revenues, fall below the initial projections, the charge to cost of sales—software amortization and royalties may be larger than anticipated in any given quarter. As of March 31, 2007, the net carrying value of our software development was $164.3 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments are expensed to cost of sales—software amortization and royalties as earned.

Goodwill.   When we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) effective January 1, 2002, we elected to perform the annual review of goodwill impairment required by FAS 142 on June 30th of each calendar year which at that time corresponded to the second quarter of our fiscal year. In February 2003 we changed our fiscal year end from December 31st to March 31st. Since changing our fiscal year end to March 31st we continued to perform our annual review of goodwill impairment on June 30th, which also changed to be the end of our first fiscal quarter. In fiscal 2007, we changed the date of our annual review of goodwill for impairment to the first day of our fourth fiscal quarter. Our first fiscal quarter is generally when we are required to adopt recently issued accounting pronouncements in addition to managing our annual financial reporting requirements, which can strain our personnel resources in that quarter. We changed the quarter in which we perform our annual review of goodwill impairment to better utilize these resources. Additionally, the first day of our fourth fiscal quarter’s proximity to our fiscal year end provides us with more comprehensive data to be included in our review. It was not intended to delay, accelerate or avoid any impairment charge. Accordingly, we believe that this change is preferable. Goodwill impairment tests performed as of January 1, 2007 and June 30, 2006, 2005 and 2004 concluded that no impairment charges were required as of those dates. The change in accounting principle related to the annual testing does not result in adjustments to our financial statements when applied retrospectively. We will perform this annual review on the first day of our fourth fiscal quarter in future years or more frequently if indicators of potential impairment exist.

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

Stock-based compensation.   We adopted SFAS No. 123(R) “Share-Based Payment” (“FAS 123R”) in our first quarter of fiscal 2007 and accordingly, we now record stock-based compensation expense for all of our stock-based awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for fiscal 2007. See “Note 14 - Stock-based Compensation” in the notes to the consolidated financial statements.

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation. We adopted FAS 123R under the modified prospective transition method wherein no prior period financial statement information was affected. All prior period financial statements include stock-based compensation accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (“FAS 123”). The financial statements for fiscal 2007, include stock-based compensation accounted for under FAS 123R. There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123.

The following table sets forth the amount of stock-based compensation expense recognized in fiscal 2007, 2006 and 2005 (in thousands):

	Year Ended March 31,
	2007	2006	2005
Cost of sales—software amortization and royalties	$2,087	$—	$—
Product development	3,364	926	475
Selling and marketing	2,817	981	132
General and administrative	10,704	1,515	199
Total stock-based compensation expense	$18,972	$3,422	$806

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

As of March 31, 2007, the non-current portion of income tax receivable is recorded net of a $17.0 million contingent tax liability. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year tax returns. Moreover, the Internal Revenue Service (“IRS”) has commenced a routine examination of our U.S. income tax returns for the calendar year 1999 through fiscal year 2004. A portion of the contingent tax liability relates to the fiscal years under examination. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. The conclusions reached by the IRS were not significantly different from the positions taken on our tax returns. We are evaluating the impact the conclusions of the IRS examination has on the measurement of our contingent tax liabilities and will make any necessary adjustments in the quarter ending June 30, 2007. The amount of tax benefit recognized may be impacted by our adoption of FIN 48, which is effective for us as of April 1, 2007.

As a result of the items discussed above, our actual effective income tax rates can differ from the projected effective income tax rates used when preparing our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), allowing companies to elect fair value measurement for instruments in their entirety in cases otherwise requiring a derivative to be bifurcated. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which will be our fiscal year 2008. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes” (“FAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If a tax position is to be recognized after the first step, the second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

Results of Operations

Comparison of Fiscal 2007 to Fiscal 2006

Net income from continuing operations for fiscal 2007 was $65.0 million, or $0.96 per diluted share, compared to net income from continuing operations of $32.1 million, or $0.49 per diluted share, for fiscal 2006. Net income for fiscal 2007 was $68.0 million, or $1.01 per diluted share, and included a $3.1 million gain on sale of discontinued operations.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for fiscal 2007 and 2006 (in thousands):

	Fiscal Year Ended March 31,				Increase/
	2007		2006		(Decrease)	% Change
North America	$600,159	58.4%	$489,945	60.7%	$110,214	22.5%
Europe	365,406	35.6	269,928	33.5	95,478	35.4%
Asia Pacific	61,291	6.0	46,687	5.8	14,604	31.3%
International	426,697	41.6	316,615	39.3	110,082	34.8%
Consolidated net sales	$1,026,856	100.0%	$806,560	100.0%	$220,296	27.3%

North America and international net sales in fiscal 2007 were primarily driven by the release of Cars, from the Disney•Pixar franchise, WWE SmackDown vs. Raw 2007, and the successful launch of Saints Row, a new internally developed and owned intellectual property.

Net sales in fiscal 2007 increased 27% over fiscal 2006, from $806.6 million to $1,026.9 million. The increase in net sales was primarily due to the following:

•       growth in sales from games from our Disney•Pixar license, led by the release of Cars, which shipped nearly eight million units in the fiscal 2007. Sales of Cars outperformed sales of The Incredibles: Rise of the Underminer, which was released in fiscal 2006 and was a sequel to The Incredibles, which was released in fiscal 2005;

•       sales of WWE SmackDown vs. Raw 2007, which shipped four million units in fiscal 2007, outperforming sales of WWE SmackDown vs. Raw 2006 in fiscal 2006;

•       growth in sales of games from our Nickelodeon license, which increased by approximately 22% over sales from this license in fiscal 2006; and

•       sales of Saints Row, a new internally developed and owned intellectual property.

In fiscal 2007, our North American sales increased by 22.5% over fiscal 2006. Our international sales increased by $110.1 million, or 35% in fiscal 2007 due to marketing and sales expansion in the international markets as well as the release of games with increased international appeal. While we expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2008, we expect net sales for North America as a percentage of total sales to decrease slightly as we continue to expand our international direct sales and product mix. We will continue to focus on growing sales internationally in fiscal 2008 as we expand our product portfolio and direct sales forces in the international markets. In fiscal 2007, we established sales offices in Italy and Mexico. In fiscal 2008 we will look to expand our direct sales force into Eastern Europe, and we continue to explore opportunities in Asia, especially China.

Changes in foreign currency rates increased reported international net sales by $25.2 million or 6% in fiscal 2007, as compared to fiscal 2006. Excluding the impacts of foreign exchange rates, international net sales increased by 22% in fiscal 2007.

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2007 and fiscal 2006 are as follows (in thousands):

	Fiscal Year Ended March 31,				Increase/
Platform	2007		2006		(Decrease)	% Change
Consoles
Microsoft Xbox 360	$134,908	13.1%	$14,479	1.8%	$120,429	831.7%
Microsoft Xbox	27,476	2.7	88,181	10.9	(60,705)	(68.8)%
Nintendo Wii	30,025	2.9	—	—	30,025	—%
Nintendo GameCube	52,338	5.1	59,255	7.3	(6,917)	(11.7)%
Sony PlayStation 2	304,916	29.7	296,294	36.7	8,622	2.9%
	549,663	53.5	458,209	56.7	91,454	20.0%
Handheld
Nintendo Dual Screen	114,143	11.1	32,855	4.1	81,288	247.4%
Nintendo Game Boy Advance	119,869	11.7	171,477	21.3	(51,608)	(30.1)%
Sony PlayStation Portable	65,402	6.4	29,406	3.6	35,996	122.4%
Wireless	26,467	2.6	36,112	4.5	(9,645)	(26.7)%
	325,881	31.8	269,850	33.5	56,031	20.8%
PC	149,546	14.6	77,615	9.6	71,931	92.7%
Other	1,766	0.1	886	0.2	880	99.3%
Net Sales	$1,026,856	100.0%	$806,560	100.0%	$220,296	27.3%

Console Platforms

Net sales for console platforms increased by 20% in fiscal 2007 to $549.7 million from $458.2 million in fiscal 2006. In fiscal 2007, sales of games for the Sony PlayStation 2 constituted 55% of our sales for console platforms, down from 65% of total console sales in fiscal 2006, while sales of games on the Microsoft Xbox 360 climbed from approximately 3% of total console sales in fiscal 2006 to almost 25% in fiscal 2007. We released 31 new SKUs for console platforms in fiscal 2007 and 2006. A SKU is a version of a title designed for play on a particular platform.

Microsoft Xbox 360 Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$134,908	13.1%	$14,479	1.8%	831.7%

In fiscal 2007, net sales of video games for Xbox 360 were primarily driven by the release of our owned and internally developed property Saints Row and by WWE SmackDown vs. Raw 2007. In fiscal 2006, The Outfit was the only game released for the Xbox 360, while we released five new SKUs in fiscal 2007. The $120.4 million increase in net sales in fiscal 2007 is due to our release of four more SKUs as compared to fiscal 2006. As the installed base of Xbox 360 hardware has grown since its launch in November 2005, we have brought more titles to the platform, including Disney•Pixar’s Cars. We expect to continue to bring new titles to this platform as the installed base of Xbox 360 continues to grow.

Microsoft Xbox Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$27,476	2.7%	$88,181	10.9%	(68.8)%

In fiscal 2007, net sales of video games for Xbox were primarily driven by the release of Disney•Pixar’s Cars, Destroy All Humans! 2 and sales of our catalog titles. We released three and 11 new SKUs in fiscal 2007 and 2006, respectively. Net sales decreased by $60.7 million in fiscal 2007 as compared to fiscal 2006 primarily due to fewer units sold of video games for Xbox as consumer demand shifted to games for Microsoft’s new generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$30,025	2.9%	$—	—%	—%

Nintendo launched its new generation console, Nintendo Wii (“Wii”) in November 2006. In fiscal 2007, we released four new SKUs, which accounted for all sales on Wii in fiscal 2007. The games released were Disney•Pixar’s Cars and three Nickelodeon titles: SpongeBob SquarePants: Creature from the Krusty Krab, Avatar: The Last Airbender and Barnyard. We expect to continue to bring new titles to this platform as the installed base of Wii continues to grow including bringing WWE SmackDown vs. Raw 2008 to Wii in fiscal 2008 as well as original content developed solely for Wii.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$52,338	5.1%	$59,255	7.3%	(11.7)%

In fiscal 2007, net sales of video games for Nintendo GameCube (“GameCube”) were primarily driven by sales of Disney•Pixar’s Cars and our Nickelodeon titles, as well as sales of our catalog titles. We released eight and seven new SKUs in fiscal 2007 and 2006, respectively. Net sales decreased by $6.9 million in fiscal 2007 as compared to fiscal 2006 primarily due to decreased sales of catalog titles in fiscal 2007 as consumers shifted to the new generation consoles. We expect net sales for GameCube to continue to decline in the future as consumer demand shifts to video games made for Wii.

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$304,916	29.7%	$296,294	36.7%	2.9%

In fiscal 2007, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by WWE SmackDown vs. Raw 2007, Disney•Pixar’s Cars and sales of our Nickelodeon and catalog titles. We released 11 and 12 new SKUs in fiscal 2007 and 2006, respectively. Net sales increased $8.6 million in fiscal 2007 as compared to fiscal 2006 primarily due to sales of Disney•Pixar’s Cars as compared to sales of The Incredibles: Rise of the Underminer in fiscal 2006, partially offset by lower sales of catalog titles, which were higher in fiscal 2006. Sony released its new generation console, PS3, in November 2006. We expect net sales of games for PS2 to decline in the future as the installed base of PS3 grows.

Handheld Platforms

Net sales for handheld platforms increased by 21% in fiscal 2007 to $325.9 million from $269.9 million in fiscal 2006. We released 27 and 22 new handheld SKUs in fiscal 2007 and 2006, respectively. Consistent with our expectations, net sales of games for Nintendo’s Dual Screen (“DS”) and Sony’s PlayStation Portable (“PSP”) continued to increase in fiscal 2007 with the growth of the installed base, while net sales of games for Game Boy Advance (“GBA”) declined from 64% of game sales for handheld platforms in fiscal 2006 to 37% in fiscal 2007.

Nintendo Dual Screen Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$114,143	11.1%	$32,855	4.1%	247.4%

In fiscal 2007, sales of Cars, Bratz: Forever Diamondz and sales of our Nickelodeon and catalog titles drove our sales and contributed to an $81.3 million increase in net sales over fiscal 2006. We released nine and eight new SKUs in fiscal 2007 and 2006, respectively. As the installed base of DS hardware continues to grow, we expect to continue to bring more titles to the platform.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$119,869	11.7%	$171,477	21.3%	(30.1)%

In fiscal 2007, net sales of video games for GBA were primarily driven by Cars and sales of our catalog titles. We released 13 and 10 new SKUs in fiscal 2007 and 2006, respectively. Net sales decreased by $51.6 million in fiscal 2007 as compared to fiscal 2006 as consumer demand shifted to DS. We expect net sales from GBA products to continue to decline as a result of continued growth of DS and PSP into the handheld video game market.

PlayStation Portable Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$65,402	6.4%	$29,406	3.6%	122.4%

In fiscal 2007, net sales of video games for PSP were driven by Cars and WWE SmackDown vs. Raw 2007. We released five and four new SKUs in fiscal 2007 and 2006, respectively. Net sales increased by $36.0 million in fiscal 2007 as compared to fiscal 2006 primarily due to sales of Cars and increased sales of catalog titles. As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

Wireless Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$26,467	2.6%	$36,112	4.5%	(26.7)%

Wireless net sales consist of wireless games and other content such as wireless wallpapers and ringtones. Prior to December 2006 we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG (“Minick”).

In fiscal 2007, wireless net sales consisted of games and other content based on Star Wars and Worms; licensed properties such as SpongeBob SquarePants and WWE; and owned intellectual properties such as Saints Row and Juiced. Wireless net sales decreased by $9.6 million during fiscal 2007 as compared to fiscal 2006. The decrease is due to the sale of our interest in Minick in December 2006 and fewer new titles released as we re-align our wireless product portfolio to emphasize more casual game content to position ourselves for wireless platform share gains in the future.

We expect a slight decrease in wireless net sales in fiscal 2008, as compared to fiscal 2007, due to the sale of our interest in Minick, which comprised approximately 34% of total wireless net sales in fiscal 2007. Excluding net sales from Minick, we expect our wireless net sales to increase by approximately 50% in fiscal 2008 as we execute against our product strategy, leveraging our strong portfolio of owned and licensed properties.

PC Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$149,546	14.6%	$77,615	9.6%	92.7%

In fiscal 2007, net sales of video games for PC products were primarily driven by the release of our new owned and internally developed property, Company of Heroes, as well as S.T.A.L.K.E.R.: Shadow of Chernobyl, Supreme Commander and Titan Quest. We released nine and 11 new SKUs in fiscal 2007 and 2006, respectively. Net sales increased by $71.9 million in fiscal 2007, as compared to fiscal 2006 primarily due to these core-gamer titles with premium PC pricing. We expect PC net sales to decrease in fiscal 2008 due to our product line-up.

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

Our costs and expenses increased by $174.0 million, or 22%, in fiscal 2007 compared to fiscal 2006, to $948.7 million, from $774.7 million. This increase was primarily due to:

•       higher product costs related to our increase in net sales,

•       an increase in software amortization and royalties due to greater sales and the higher cost of developing games for new generation consoles, and

•       $19.0 million of stock-based compensation expense primarily due to our adoption of FAS 123R in our first quarter of fiscal 2007, $15.6 million higher than in fiscal 2006; $5.0 million of legal and accounting fees incurred in connection with the investigation of our historical stock option grant practices in fiscal 2007 and $2.9 million from the payroll tax effects of our historical stock option grant practices investigation in fiscal 2007.

Costs and expenses as a percentage of net sales decreased by 4 points to 92% in fiscal 2007 from 96% in fiscal 2006. This decrease was primarily due to product mix of higher priced titles and leverage of our selling and marketing and general and administrative expenses.

Cost of Sales—Product Costs (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$351,449	34.2%	$287,946	35.7%	22.1%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales decreased by 1.5 points in fiscal 2007 as compared to fiscal 2006. This decrease was primarily due to an increase in sales from our premium priced PC games including Company of Heroes, S.T.A.L.K.E.R.: Shadow of Chernobyl, Supreme Commander and Titan Quest. These PC games have lower product costs as compared to most of our other platforms due to the lack of a platform manufacturer license fee.

Cost of Sales—Software Amortization and Royalties (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$165,462	16.1%	$116,371	14.4%	42.2%

Software amortization and royalties primarily consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. In fiscal 2007 software amortization and royalties as a percentage of net sales increased by 1.7 points over fiscal 2006. This increase was primarily due to a greater mix of new generation titles with higher development costs.

Cost of Sales—License Amortization and Royalties (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$99,533	9.7%	$80,508	10.0%	23.6%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license. In fiscal 2007 license amortization and royalties as a percentage of net sales decreased slightly versus fiscal 2006. The top selling titles in fiscal 2007 were Cars and WWE® SmackDown vs. Raw 2007, both licensed properties. However, the increased mix of net sales from games based on our owned intellectual properties including Saints Row, Destroy All Humans! 2, Company of Heroes and Titan Quest lowered the overall rate as compared to fiscal 2006.

Cost of Sales—Venture Partner Expense (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$16,730	1.6%	$12,572	1.6%	33.1%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense increased by $4.2 million in fiscal 2007 as compared to fiscal 2006. This increase is due to an overall increase in net sales of games based upon the WWE license, which is primarily due to the release of WWE® SmackDown vs. Raw 2007 in fiscal 2007 and the introduction of this game to the new generation console Xbox360. See “Item 3—Legal Proceedings” for information regarding our venture partner agreement.

Product Development (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$97,105	9.5%	$94,575	11.7%	2.7%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense increased by $2.5 million in fiscal 2007 as compared to fiscal 2006. This increase is primarily due to $3.4 million of stock-based compensation expense due to our adoption of

FAS 123R in our first quarter of fiscal 2007, $2.4 million higher than in fiscal 2006, and $1.5 million from the payroll tax effects of our historical stock option grant practices investigation in fiscal 2007. This increase was partially offset by more products under development that reached technological feasibility earlier in the development process in fiscal 2007 as compared to fiscal 2006.

Selling and Marketing (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$139,958	13.6%	$124,809	15.5%	12.1%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. In fiscal 2007, selling and marketing expenses increased on a dollar basis by $15.1 million over fiscal 2006. This increase was primarily due to the promotional efforts supporting Cars and WWE SmackDown vs. Raw 2007 which exceeded the promotional costs for Incredibles:  Rise of the Underminer and WWE SmackDown vs. Raw 2006 in fiscal 2006 as well as the launch of Saints Row in fiscal 2007. The increase is also due to $2.8 million of stock-based compensation expense due to our adoption of FAS 123R in our first quarter of fiscal 2007, $1.8 million higher than in fiscal 2006, and $0.7 million from the payroll tax effects of our historical stock option grant practices investigation in fiscal 2007.

In fiscal 2007, selling and marketing expenses decreased by 1.9 points as a percentage of net sales as compared to fiscal 2006. This decrease is due to our effective marketing spend that drove a 27% increase in net sales as compared to fiscal 2006.

General and Administrative (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$78,413	7.6%	$57,944	7.2%	35.3%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, as well as fees for professional services such as legal and accounting. General and administrative expenses increased by $20.5 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to $10.7 million of stock-based compensation expense due to our adoption of FAS 123R in our first quarter of fiscal 2007, which was $9.2 million higher than in fiscal 2006. The increase is also attributable to $5.0 million in legal and accounting fees incurred in connection with the investigation of our historical stock option grant practices and $0.8 million for the related payroll tax effects.

Interest and Other Income, net

Interest and other income consists of interest earned on our short-term investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency. Interest and other income increased by $4.9 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily due to higher average yields on our short-term investment balances.

Income Taxes

The effective income tax rate was 29% for fiscal 2007 and 19% for fiscal 2006. The fiscal 2006 effective income tax rate benefited from the following factors: (1) a higher ratio of research and development tax credits to pre-tax income and (2) a higher ratio of tax exempt interest income to overall pre-tax income. If fiscal 2006 pretax income was the same as in fiscal 2005 the effective tax rate would have been approximately 28%. The tax rate for fiscal 2007 is higher because of non-deductible stock-based compensation expense recognized under FAS 123R.

Minority Interest and Discontinued Operations

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. Prior to December 1, 2006, we owned 50% of Minick’s outstanding common stock and controlled its board of directors. On December 1, 2006, we sold our interest in Minick. As of March 31, 2007 we received approximately $17.1 million in cash and recognized a gain of approximately $3.1 million in discontinued operations due to the sale. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $2.7 million over the next 9 to 15 months. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick’s operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Comparison of Fiscal 2006 to Fiscal 2005

Our net income for fiscal 2006 was $32.1 million, or $0.49 per diluted share, as compared to $61.4 million, or $1.02 per diluted share in fiscal 2005.

Net Sales

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

Net sales in fiscal 2006 increased 7% over fiscal 2005, from $756.7 million to $806.6 million. The increase in net sales was primarily due to the following:

•       An increase in the number of titles that shipped more than one million units in the fiscal year from six in fiscal 2005 to 10 in fiscal 2006.

•       Higher fiscal 2006 sales of new original, owned properties targeted to the core gamer, Juiced, Destroy All Humans! and The Outfit, our first new generation console title, as compared to core gamer titles released in fiscal 2005: Full Spectrum Warrior™, The Punisher and Warhammer 40,000: Dawn of War.

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

International

Year-over-year international net sales growth was primarily due to increased sales of our original, owned properties targeted to the core gamer, Juiced and Destroy All Humans!, as compared to Full Spectrum Warrior and The Punisher in fiscal 2005, as well as increased sales of games based on our WWE SmackDown vs. Raw franchise on legacy generation console platforms and the first-time release of the WWE SmackDown vs. Raw franchise on PSP. These items were partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, which were released in conjunction with their respective movie releases.

Changes in foreign currency rates reduced reported international net sales by $11.4 million or 3% in fiscal 2006, as compared to fiscal 2005. Excluding the impacts of foreign exchange rates, international net sales increased by 15% in fiscal 2006.

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2006 and 2005 are as follows (in thousands):

	Fiscal Year Ended March 31,				Increase/
Platform	2006		2005		(Decrease)	% Change
Consoles
Sony PlayStation 2	$296,294	36.7%	$275,850	36.5%	$20,444	7.4%
Microsoft Xbox and Xbox 360	102,660	12.7	80,623	10.7	22,037	27.3%
Nintendo GameCube	59,255	7.3	73,157	9.7	(13,902)	(19.0)%
	458,209	56.7	429,630	56.9	28,579	6.7%
Handheld
Nintendo Game Boy Advance	171,477	21.3	204,348	27.0	(32,871)	(16.1)%
Nintendo Dual Screen	32,855	4.1	3,110	0.4	29,745	956.4%
Sony PlayStation Portable	29,406	3.6	—	—	29,406	—%
Wireless	36,112	4.5	24,613	3.3	11,499	46.7%
	269,850	33.5	232,071	30.7	37,779	16.3%
PC	77,615	9.6	86,667	11.5	(9,052)	(10.4)%
Other	886	0.2	8,363	0.9	(7,477)	(89.4)%
Net Sales	$806,560	100.0%	$756,731	100.0%	$49,829	6.6%

Console Platforms

Net sales for console platforms increased 7% for fiscal 2006 as compared to fiscal 2005. We released 31 and 30 new console SKUs in fiscal 2006 and 2005, respectively.

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$296,294	36.7%	$275,850	36.5%	7.4%

In fiscal 2006, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by the release of WWE SmackDown vs. Raw 2006, Juiced and Destroy All Humans!, as well as catalog sales. In fiscal 2005, net sales of video games for PS2 were primarily driven by the release of WWE SmackDown vs. Raw, The Incredibles, and The SpongeBob SquarePants Movie, as well as catalog sales. We released 12 and 14 new SKUs in fiscal 2006 and 2005, respectively. A SKU is a version of a title designed for play on a particular platform. Net sales increased $20.4 million in fiscal 2006 as compared to fiscal 2005 primarily due to:

•       higher sales of our two new owned, original properties targeted to the core gamer: Juiced and Destroy All Humans!, as compared to core gamer titles released in fiscal 2005: Full Spectrum Warrior, MX v. ATV Unleashed and The Punisher;

•       higher sales of WWE SmackDown vs. Raw 2006 as compared to the fiscal 2005 release of WWE SmackDown vs. Raw;

•       higher catalog sales mainly attributable to increases in sales of games based on our WWE and MX franchises, as well as Disney•Pixar’s The Incredibles and The SpongeBob SquarePants Movie;

•       partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer as compared to the fiscal 2005 release of The Incredibles, which was released in conjunction with its movie release.

Microsoft Xbox and Xbox 360 Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$102,660	12.7%	$80,623	10.7%	27.3%

In fiscal 2006, net sales of video games for Xbox and Xbox 360 were primarily driven by the release of WWE® Wrestlemania® 21, Destroy All Humans!, The Outfit™ and Juiced. In fiscal 2005 net sales of video games for Xbox were primarily driven by the release of Full Spectrum Warrior, The Incredibles and The Punisher. We released 12 and eight new SKUs in fiscal 2006 and 2005, respectively. Net sales increased by $22.0 million in fiscal 2006 as compared to fiscal 2005 primarily due to:

•       the release of The Outfit for Xbox 360 whereas there were no Xbox 360 SKUs released in fiscal 2005;

•       sales of our new release WWE Wrestlemania 21, there were no WWE titles released on Xbox in fiscal 2005;

•       higher sales of our two new owned, original properties targeted to the core gamer: Juiced and Destroy All Humans!, as compared to core gamer titles released in fiscal 2005: MX v. ATV Unleashed and The Punisher;

•       four additional SKUs released in fiscal 2006 as compared to fiscal 2005;

•       partially offset by lower sales of Full Spectrum Warrior™: Ten Hammers™, as compared to Full Spectrum Warrior released in fiscal 2005;

•       and partially offset by lower fiscal 2006 sales of The Incredibles: Rise of the Underminer as compared to fiscal 2005 wherein we released The Incredibles which was released in conjunction with its movie release.

In November 2005, Microsoft launched its new generation console, Xbox 360, in North America, Europe and Japan.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$59,255	7.3%	$73,157	9.7%	(19.0)%

In fiscal 2006, net sales of video games for GameCube were primarily driven by the release of WWE® Day of Reckoning™ 2, SpongeBob SquarePants: Lights, Camera, PANTS!, Nicktoons: Unite and The Incredibles: Rise of the Underminer, as well as catalog sales. In fiscal 2005, net sales of video games for GameCube were primarily driven by the release of The Incredibles, WWE Day of Reckoning and The SpongeBob SquarePants Movie. We released seven and eight new SKUs in fiscal 2006 and 2005, respectively. Net sales decreased by $13.9 million in fiscal 2006 as compared to fiscal 2005 primarily due to:

•       lower sales of our fiscal 2006 releases of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The SpongeBob SquarePants Movie, both which were released in conjunction with their respective movie releases;

•       lower sales of our fiscal 2006 release of WWE Day of Reckoning 2, as compared to WWE Day of Reckoning in fiscal 2005;

•       partially offset by sales of our fiscal 2006 release of Bratz: Rock Angelz with no comparable title in fiscal 2005.

Handheld Platforms

Net sales for handheld platforms increased 16% for fiscal 2006 as compared to fiscal 2005. We released 22 and 20 new handheld SKUs in fiscal 2006 and 2005, respectively. Both Nintendo and Sony have launched new handheld platforms, Dual Screen (“DS”) and PlayStation Portable (“PSP”), respectively. Consistent with our expectations, net sales of games for those new platforms increased in fiscal 2006, while net sales of games for Game Boy Advance declined.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$171,477	21.3%	$204,348	27.0%	(16.1)%

In fiscal 2006, net sales of video games for Game Boy Advance were primarily driven by the release of Bratz: Rock Angelz, SpongeBob SquarePants: Lights, Camera, PANTS! and The Incredibles: Rise of the Underminer, as well as sales of our Game Boy Advance Double Packs. Game Boy Advance Double Packs feature two previously released titles on one cartridge, providing us with a way to reintroduce our top selling mass-market titles. In fiscal 2005, net sales of video games for Game Boy Advance were primarily driven by the release of The Incredibles, The SpongeBob SquarePants Movie and Sonic Advance 3, as well as catalog titles. We released 10 and 19 new SKUs in fiscal 2006 and 2005, respectively. Net sales decreased by $32.9 million in fiscal 2006 as compared to fiscal 2005 primarily due to:

•       lower sales on our fiscal 2006 releases of The Incredibles: Rise of the Underminer and SpongeBob SquarePants: Lights, Camera, PANTS! as compared to fiscal 2005 releases of The Incredibles and The

SpongeBob SquarePants Movie, both which were released in conjunction with their respective movie releases;

•       strong fiscal 2005 performance of Sonic Advance 3 without a comparable game released in fiscal 2006;

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

In fiscal 2006, net sales of video games for DS were primarily driven by the release of Zoo Tycoon, SpongeBob SquarePants: Yellow Avenger and The Incredibles: Rise of the Underminer. We released eight and one new SKUs in fiscal 2006 and 2005, respectively. Net sales increased by $29.7 million in fiscal 2006 as compared to fiscal 2005. The increase is due to the increased number of titles released in fiscal 2006 as compared to fiscal 2005.

PlayStation Portable Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$29,406	3.6%	$—	—%	—%

In fiscal 2006, net sales of video games for PSP were driven by the release of WWE SmackDown vs. Raw 2006. We released four and zero new SKUs in fiscal 2006 and fiscal 2005, respectively.

Wireless Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$36,112	4.5%	$24,613	3.3%	46.7%

Wireless revenues consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Prior to December 2006 we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG (“Minick”).

Wireless net sales increased by $11.5 million in fiscal 2006 as compared to fiscal 2005. Our product content for wireless devices grew significantly in fiscal 2006 over fiscal 2005. The increase in wireless net sales reflected sales of Star Wars, SpongeBob SquarePants and NFL based content, as well as the continued growth in the installed base of data enabled wireless handsets with game capabilities.

PC Net Sales (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$77,615	9.6%	$86,667	11.5%	(10.4)%

In fiscal 2006, net sales of video games for PC were primarily driven by the release of Warhammer® 40,000™: Dawn of War: Winter Assault™ and Juiced, as well as catalog titles. In fiscal 2005, net sales of video games for PC were primarily driven by the release of Warhammer 40,000: Dawn of War, The Incredibles, Full Spectrum Warrior and The SpongeBob SquarePants Movie. We released 11 and 12 new titles in fiscal 2006 and 2005, respectively. Net sales decreased by $9.1 million in fiscal 2006 as compared to fiscal 2005 primarily due to:

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

Other Net Sales

Other net sales in fiscal 2006 and 2005 were primarily comprised of sales from Sony PlayStation products.

Costs and Expenses, Interest Income, Other Income, Income Taxes and Minority Interest

Our costs and expenses increased by $88.4 million or 13% in fiscal 2006 compared to fiscal 2005, to $774.7 million, from $686.3 million. Costs and expenses as a percentage of net sales increased by five points to 96% in fiscal 2006 from 91% in fiscal 2005. The increase in costs and expenses in fiscal 2006 were primarily due to:

•       higher catalog sales as a percentage of total net sales,

•       a change in development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software amortization and royalties, and

•       higher price protection and software amortization and royalties for Full Spectrum Warrior: Ten Hammers.

Cost of Sales—Product Costs (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$287,946	35.7%	$255,187	33.7%	12.8%

Product costs primarily consists of direct manufacturing costs net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales increased for fiscal 2006 as compared to fiscal 2005, due to higher catalog sales as a percentage of total net sales in fiscal 2006, including reduced year over year pricing primarily from our Game Boy Advance Dual Packs.

Cost of Sales—Software Amortization and Royalties (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$116,371	14.4%	$93,622	12.4%	24.3%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. In fiscal 2006 software amortization and royalties as a percentage of net sales increased by 2.0 points over fiscal 2005 primarily due to a change in our development strategy for our WWE games wherein we ceased internal product development for wrestling games and as a result we wrote-off the underlying capitalized software development costs to software amortization and royalties. The increase in software amortization and royalties as a percent of net sales is also due to high software amortization and royalties related to the performance of Full Spectrum Warrior: Ten Hammers on Xbox.

Cost of Sales—License Amortization and Royalties (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$80,508	10.0%	$85,926	11.4%	(6.3)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license or (2) an effective rate based upon total projected revenue for such license. For fiscal 2006, license amortization and royalties as a percentage of net sales decreased by 1.4 points compared to fiscal 2005. This is partially due to a $4.0 million write-off of a license in fiscal 2005. The decrease is also due to a higher mix of net sales in fiscal 2006 from games with lower contractual royalty rates and games based on owned intellectual properties with no license rate as compared to fiscal 2005.

Cost of sales—Venture Partner Expense (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$12,572	1.6%	$9,774	1.3%	28.6%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense increased by $2.8 million in fiscal 2006 as compared to fiscal 2005 due to increases in net sales of games based upon the WWE license. In fiscal 2006 we released WWE SmackDown vs. Raw 2006 on PlayStation 2 and PlayStation Portable and in fiscal 2005 we released WWE SmackDown vs. Raw on PlayStation 2.

Product Development (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$94,575	11.7%	$80,090	10.6%	18.1%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense increased by $14.5 million in fiscal 2006 as compared to fiscal 2005. This increase was primarily due to the expansion of our internal studios with the acquisitions of Juice Games Limited and Vigil Games, LLC and with the formation of two new studios, Kaos Studios and Incinerator Games. Product development expense also increased due to spending on development of games for new generation platforms.

Selling and Marketing (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$124,809	15.5%	$111,444	14.7%	12.0%

Selling and marketing expense consists of advertising, promotional expenses, and personnel-related costs. In fiscal 2006, selling and marketing expenses increased as a percentage of net sales as compared to fiscal 2005. Selling and marketing expenses increased in absolute dollars by $13.4 million for fiscal 2006 as compared to fiscal 2005. This increase was primarily due to promotional efforts to support the launch of two new owned and original titles: Juiced and Destroy All Humans!.

General and Administrative (in thousands)

Year Ended March 31, 2006	% of net sales	Year Ended March 31, 2005	% of net sales	% change
$57,944	7.2%	$50,278	6.6%	15.2%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, as well as fees for professional services such as legal and accounting. General and administrative expenses increased by $7.7 million in fiscal 2006 as compared to fiscal 2005. The increase in fiscal 2006 is primarily due to foreign exchange transactions in fiscal 2005, as well as growth in European operations, higher depreciation expense and higher amortization expense related to prior acquisitions.

Income Taxes

The effective income tax rate was 19% for fiscal 2006 and 20% for fiscal 2005. The fiscal 2006 effective income tax rate benefited from the following factors: (1) a higher ratio of research and development tax credits to pre-tax income and (2) a higher ratio of tax exempt interest income to overall pre-tax income. If our pretax income was the same as in fiscal 2005 our effective tax rate would have been approximately 28%. The fiscal 2005 effective income tax rate benefited from the following factors: (1) the recognition of $7.8 million of research and development income tax credits claimed for prior years and (2) our estimate of fiscal 2005 year research and development income tax credits. Excluding the one-time benefit of $7.8 million, our effective income tax rate for fiscal 2005 would have been 30%.

Minority Interest

Minority interest reflects the income allocable to equity interests in Minick that were not owned by THQ. Prior to December 1, 2006, we owned 50% of Minick’s outstanding common stock and controlled its board of directors. Minority interest included in our consolidated statement of operations is $63,000 for fiscal 2006 and $261,000 for fiscal 2005.

Liquidity and Capital Resources

	March 31, 2007	March 31, 2006	Change
(In thousands)
Cash and cash equivalents	$174,748	$91,517	$83,231
Short-term investments	283,210	280,120	3,090
Cash, cash equivalents and short-term investments	$457,958	$371,637	$86,321
Percentage of total assets	45%	44%

	Year Ended March 31,
	2007	2006	Change
(In thousands)
Cash provided by operating activities	$63,997	$42,789	$21,208
Cash used in investing activities	(28,135)	(85,882)	57,747
Cash provided by financing activities	40,939	37,787	3,152
Effect of exchange rate changes on cash	6,430	(1,352)	7,782
Net increase (decrease) in cash and cash equivalents	$83,231	$(6,658)	$89,889

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

Cash provided by operating activities increased by approximately $21.2 million in fiscal 2007 as compared to fiscal 2006. The increase in cash provided was primarily a result of an increase in earnings, improved working capital and amortization of licenses and software development, partially offset by increases in cash payments for software development and licenses. We expect to generate positive operating cash flow for the full fiscal year 2008.

Cash Flow from Investing Activities.   Cash used in investing activities in fiscal 2007 decreased by approximately $57.7 million primarily due to movement between our short-term investments and our cash balances.

Cash Flow from Financing Activities.   Cash provided by financing activities increased by approximately $3.2 million in fiscal 2007 as compared to fiscal 2006, primarily due to an increase in proceeds from exercise of stock options, partially offset by common stock repurchases. We had $13.6 million of stock repurchases in fiscal 2007 and no repurchases in fiscal 2006.

In fiscal 2008, we expect to generate more cash than we did in fiscal 2007. The increase in the generation of cash is expected to be primarily attributable to higher net income.

Key Balance Sheet Accounts

Accounts Receivable.   Accounts receivable decreased $11.3 million in fiscal 2007, from $78.9 million at March 31, 2006 to $67.6 million at March 31, 2007. The decrease in net accounts receivable is primarily due to improved collection cycles and the timing of our fourth quarter product releases. Accounts receivable allowances were $80.5 million as of March 31, 2007, a $22.7 million increase from March 31, 2006. Allowances for price protection and returns as a percentage of trailing nine month net sales were 8% as of March 31, 2007 and 2006. We believe our current reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.   Inventory decreased $1.2 million in fiscal 2007, from $28.6 million at March 31, 2006 to $27.4 million at March 31, 2007. The decrease in inventory is primarily due to increased focus on inventory processes and an increase in catalog sales. Inventory turns on a rolling twelve month basis were 10 at March 31, 2007 and 2006, respectively.

Licenses.   Licenses increased $9.6 million in fiscal 2007, from $81.5 million at March 31, 2006 to $91.1 million at March 31, 2007. The increase in licenses is due to the acquisition of new licenses during fiscal 2007, partially offset by amortization of our existing licenses.

Software Development.   Software development increased $55.2 million in fiscal 2007, from $109.1 million at March 31, 2006 to $164.3 million at March 31, 2007. The increase in software development is primarily the result of our investment in new generation cross-platform titles with higher development costs which are scheduled to be released in fiscal 2008 and beyond.

Accrued and Other Current Liabilities.   Accrued and other current liabilities increased $32.5 million in fiscal 2007, from $110.9 million at March 31, 2006 to $143.4 million at March 31, 2007. The increase in accrued and other current liabilities is primarily due to the withholding of payments due our venture partner as well as an increase in accrued compensation.

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

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Total
2008	$95,642	$14,078	$14,206	$22,699	$146,625
2009	49,294	14,034	13,669	—	76,997
2010	43,115	14,815	13,151	—	71,081
2011	13,850	9,678	12,558	—	36,086
2012	850	1,461	10,637	—	12,948
Thereafter	1,100	2,557	23,044	—	26,701
	$203,851	$56,623	$87,265	$22,699	$370,438

(1)          Licenses and Software Development.   We enter into contractual agreements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2007 are approximately $203.9 million. License/software development commitments in the table above include $67.0 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2007 because the licensors do not have any significant performance obligations to us. These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2008 will be $14.1 million.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Rent expense was $14.0 million, $10.6 million and $6.0 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

(4)          Letters of Credit.   As of March 31, 2007, we had outstanding letters of credit of approximately $22.7 million. Our previous credit facility expired on November 29, 2006 and we did not renew it. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We are required to pledge cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio. A substantial portion of our portfolio is in short-term investments made up of floating rate securities and municipal securities. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the investments. At March 31, 2007, we had outstanding letters of credit of approximately $22.7 million.

Foreign Currency Risk

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (“GBP”) and the Euro, which may result in a gain or loss of earnings to us. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates.

Throughout the year, we frequently monitor the volatility of the GBP and the Euro (and all other applicable currencies). We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income in the consolidated statements of operations. The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

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

As of March 31, 2007, we had foreign exchange forward contracts in the notional amount of $47.0 million, all with maturities of one month, consisting primarily of Euros, British Pounds, and Australian Dollars. The counterparties to these forward contracts are creditworthy multinational commercial and investment banks. The risks of counterparty non-performance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $42.5 million and a reduction of reported income before taxes of approximately $3.2 million. This estimate assumes an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 8. Consolidated Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective April 1, 2006.

DELOITTE & TOUCHE LLP

Los Angeles, California
May 30, 2007

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$174,748	$91,517
Short-term investments	283,210	280,120
Cash, cash equivalents and short-term investments	457,958	371,637
Accounts receivable, net of allowances	67,586	78,876
Inventory	27,381	28,620
Licenses	41,406	20,849
Software development	130,512	91,843
Income taxes receivable	18,525	4,686
Prepaid expenses and other current assets	16,238	12,420
Total current assets	759,606	608,931
Property and equipment, net	45,095	37,485
Licenses, net of current portion	49,661	60,623
Software development, net of current portion	33,766	17,236
Income taxes receivable, net of current portion	2,163	10,273
Deferred income taxes	15,812	—
Goodwill	88,688	90,872
Other long-term assets, net	18,750	23,048
TOTAL ASSETS	$1,013,541	$848,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,225	$34,871
Accrued and other current liabilities	143,418	110,924
Deferred income taxes	25,647	3,578
Total current liabilities	197,290	149,373
Other long-term liabilities	47,294	60,323
Deferred income taxes, net of current portion	—	9,681
Commitments and contingencies	—	—
Minority interest	—	1,340
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 66,677,721 and 64,140,977 shares issued and outstanding as of March 31, 2007 and 2006, respectively	667	642
Additional paid-in capital	471,332	405,425
Accumulated other comprehensive income	17,603	10,367
Retained earnings	279,355	211,317
Total stockholders’ equity	768,957	627,751
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,541	$848,468

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2007	2006	2005
Net sales	$1,026,856	$806,560	$756,731
Costs and expenses:
Cost of sales—product costs	351,449	287,946	255,187
Cost of sales—software amortization and royalties	165,462	116,371	93,622
Cost of sales—license amortization and royalties	99,533	80,508	85,926
Cost of sales—venture partner expense	16,730	12,572	9,774
Product development	97,105	94,575	80,090
Selling and marketing	139,958	124,809	111,444
General and administrative	78,413	57,944	50,278
Total costs and expenses	948,650	774,725	686,321
Income from continuing operations	78,206	31,835	70,410
Interest and other income, net	12,822	7,955	6,483
Income from continuing operations before income taxes and minority interest	91,028	39,790	76,893
Income taxes	26,206	7,621	15,235
Income from continuing operations before minority interest	64,822	32,169	61,658
Minority interest	136	(63)	(261)
Income from continuing operations	64,958	32,106	61,397
Gain on sale of discontinued operations, net of tax	3,080	—	—
Net income	$68,038	$32,106	$61,397
Earnings per share—basic:
Continuing operations	$1.00	$0.51	$1.05
Discontinued operations	0.05	—	—
Earnings per share—basic	$1.05	$0.51	$1.05
Earnings per share—diluted:
Continuing operations	$0.96	$0.49	$1.02
Discontinued operations	0.05	—	—
Earnings per share—diluted	$1.01	$0.49	$1.02
Shares used in per share calculation—basic	65,039	62,615	58,545
Shares used in per share calculation—diluted	67,593	65,520	60,367

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

Fiscal Years Ended March 31, 2005, 2006 and 2007

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at March 31, 2004	57,250,467	$573	$311,190	$8,302	$117,814	$437,879
Exercise of options	4,189,155	42	42,803	—	—	42,845
Issuance of warrants	—	—	2,422	—	—	2,422
Repurchase of common stock	(750,000)	(8)	(9,072)	—	—	(9,080)
Stock-based compensation	—	—	806	—	—	806
Tax benefit related to the exercise of employee stock options	—	—	6,940	—	—	6,940
Comprehensive income:
Net income	—	—	—	—	61,397	61,397
Other comprehensive income
Foreign currency translation gain	—	—	—	2,802	—	2,802
Unrealized gain on investments, net of $1.9 million tax expense	—	—	—	1,747	—	1,747
Comprehensive income						65,946
Balance at March 31, 2005	60,689,622	$607	$355,089	$12,851	$179,211	$547,758
Exercise of options	3,187,569	32	37,755	—	—	37,787
Issuance of restricted stock	263,786	3	855	—	—	858
Stock-based compensation	—	—	2,564	—	—	2,564
Tax benefit related to the exercise of employee stock options	—	—	9,162	—	—	9,162
Comprehensive income:
Net income	—	—	—	—	32,106	32,106
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(3,085)	—	(3,085)
Unrealized gain on investments, net of $0.4 million tax expense	—	—	—	601	—	601
Comprehensive income						29,622
Balance at March 31, 2006	64,140,977	$642	$405,425	$10,367	$211,317	$627,751
Exercise of options	3,193,844	31	50,532	—	—	50,563
Conversion of stock unit awards	8,100	—	—	—	—	—
Cancellation of restricted stock	(49,700)	—	—	—	—	—
Repurchase of common stock	(615,500)	(6)	(13,581)	—	—	(13,587)
Stock-based compensation	—	—	20,090	—	—	20,090
Tax benefit related to the exercise of employee stock options	—	—	8,866	—	—	8,866
Comprehensive income:
Net income	—	—	—	—	68,038	68,038
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	9,463	—	9,463
Unrealized loss on investments, net of $1.3 million tax benefit	—	—	—	(2,227)	—	(2,227)
Comprehensive income						75,274
Balance at March 31, 2007	66,677,721	$667	$471,332	$17,603	$279,355	$768,957

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$68,038	$32,106	$61,397
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest and other	54	63	261
Depreciation and amortization	15,651	14,162	10,485
Amortization of licenses and software development	179,684	112,916	121,801
Gain on sale of discontinued operations	(3,080)	—	—
Loss on disposal of property and equipment	1,395	538	48
Stock-based compensation	16,253	3,422	806
Tax benefit related to stock-based awards	8,866	9,162	6,940
Excess tax benefit related to stock-based awards	(3,963)	—	—
Deferred income taxes	(948)	2,082	7,569
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	7,053	(5,902)	(8,507)
Inventory	2,277	(5,501)	(1,015)
Licenses	(37,809)	(13,392)	(107,679)
Software development	(203,089)	(134,943)	(92,863)
Prepaid expenses and other current assets	(3,275)	1,970	(4,362)
Accounts payable	(5,584)	(397)	11,205
Accrued and other liabilities	28,380	22,925	73,741
Income taxes	(5,906)	3,578	(19,372)
Net cash provided by operating activities	63,997	42,789	60,455
INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	672,645	510,555	394,965
Purchase of short-term investments	(675,735)	(557,677)	(431,846)
Other long-term assets	(2,933)	(3,366)	(5,125)
Acquisitions, net of cash acquired	(7,797)	(12,282)	(19,234)
Net proceeds from sale of discontinued operations	7,181	—	—
Purchases of property and equipment	(21,496)	(23,112)	(16,651)
Net cash used in investing activities	(28,135)	(85,882)	(77,891)
FINANCING ACTIVITIES:
Stock repurchase	(13,587)	—	(9,080)
Proceeds from exercise of stock options	50,563	37,787	42,844
Excess tax benefit related to stock-based awards	3,963	—	—
Net cash provided by financing activities	40,939	37,787	33,764
Effect of exchange rate changes on cash	6,430	(1,352)	605
Net increase (decrease) in cash and cash equivalents	83,231	(6,658)	16,933
Cash and cash equivalents—beginning of period	91,517	98,175	81,242
Cash and cash equivalents—end of period	$174,748	$91,517	$98,175
Supplemental cash flow information:
Cash paid during the period for income taxes	$28,476	$6,037	$21,825
Cash paid during the period for interest	$79	$155	$199

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Summary of Significant Accounting Policies

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•       Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

•       Handheld platforms such as Nintendo Dual Screen, Nintendo Game Boy Advance, PSP portable entertainment system (“PSP system”), wireless devices; and

•       Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars and Ratatouille; World Wrestling Entertainment; Nickelodeon properties such as SpongeBob SquarePants, Avatar, Barnyard and Nicktoons; Bratz™; MotoGP; Warhammer 40,000; and the Ultimate Fighting Championship; as well as others. We also have licenses to create wireless products based on Disney•Pixar’s Ratatouille as well as Star Wars and major sports leagues. In addition to licensed properties, we also develop games based upon owned intellectual properties, including Company of Heroes, Destroy All Humans!, Juiced, MX vs. ATV, Red Faction, Saints Row and Stuntman.

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

Pervasiveness of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to licenses, software development, accounts receivable allowances, income taxes and stock-based compensation expense.

Reclassifications.   Certain reclassifications have been made to the prior periods consolidated financial statements to conform to current period consolidated financial statements. In the first quarter of fiscal 2007, we reclassified certain depreciation and amortization expenses from general and administrative expenses to selling and marketing expenses and to product development expenses. Depreciation and amortization expenses are now classified in our consolidated statement of operations according to the department utilizing the related assets. The reclassified depreciation and amortization expenses for the fiscal years ended March 31, 2006 and 2005 were $0.9 million and $0.7 million, respectively, to selling and marketing expenses and $9.3 million and $6.5 million, respectively, to product development expenses. We also reclassified transactional foreign currency gains and losses from general and administrative expenses to net interest and other income. The reclassified transactional foreign currency gains and losses for the fiscal years ended March 31, 2006 and 2005 were $0.3 million and $2.3 million, respectively.

Foreign Currency Translation.   Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency and are included in interest and other income in our consolidated statements of operations. For the fiscal year ended March 31, 2007, foreign currency transaction gains were $0.1 million. For the fiscal year ended March 31, 2006, foreign currency transaction losses were $0.3 million and for the fiscal year ended March 31, 2005, foreign currency transaction gains were $2.3 million.

Cash, Cash Equivalents and Short-Term Investments.   We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Investments with maturities greater than three months, but less than one year, when purchased are considered short-term investments. Our short-term investments are primarily auction rate securities. These auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the underlying security in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although the securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had $230.2 million and $280.1 million of investments in auction rate securities as of March 31, 2007 and March 31, 2006, respectively. These short-term investments are classified as available-for-sale and changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable income taxes, in the consolidated financial statements. At March 31, 2007 and 2006, we did not have any short-term investments classified as held to maturity.

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

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. During the periods presented we did not have any derivatives that qualify for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recorded in earnings. The fair value of foreign currency contracts is estimated based on the forward rate of the various hedged currencies as of the end of the period. As of March 31,

2007, 2006 and 2005, we had foreign exchange forward contracts in the notional amount of $47.0 million, $60.3 million and $35.1 million, respectively. The net loss recognized from foreign currency contracts in fiscal 2007 was $872,000, and the net gains recognized from foreign currency contracts in fiscal 2006 and fiscal 2005 were $493,000 and $682,000, respectively, and are included in interest and other income in our consolidated statements of operations.

Accounts Receivable Allowances.   We derive revenues from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video game systems or personal computer products after we analyze: (1) inventory remaining in the retail channel, (2) the rate of inventory sell-through in the retail channel, and (3) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. Management uses significant judgment and makes estimates in connection with establishing allowances for price protection, returns, and doubtful accounts in any accounting period. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners. Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

Concentrations of Credit Risk.   Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term marketable securities. We place cash and cash equivalents and short-term investments with high credit-quality institutions and limit the amount of credit exposure to any one institution. We believe this risk is immaterial due to the short-term nature of such investments. As of March 31, 2007 we did not have any long-term marketable securities. Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers, maintain an allowance for potential credit losses, and most of our foreign receivables are covered by credit insurance. As of March 31, 2007 and 2006, approximately 22% and 25%, respectively, of our gross accounts receivable outstanding was with one major customer. Our largest single customer accounted for 18% of our gross sales in fiscal 2007, 19% of our gross sales in fiscal 2006 and 14% of our gross sales in fiscal 2005.

Inventory.   Inventory, which consists principally of finished products, is stated at the lower of cost (moving weighted average) or market. We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to cost of sales—product costs.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Prior to the related product’s release, we expense, as part of cost of sales—license amortization and royalties, capitalized license costs when we believe such amounts are not recoverable.

Licenses are expensed to cost of sales—license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenues for a particular license, the charge to cost of sales—license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2007, the net carrying value of our licenses was $91.1 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis. The amount by which any unamortized software development costs exceed their net realizable value is charged to cost of sales—software amortization and royalties. The net realizable value is the estimated future gross revenues from the product, reduced by the estimated future costs of completing the product.

Commencing upon product release, capitalized software development costs are amortized to cost of sales—software amortization and royalties based on the ratio of current revenues to total projected revenues. If actual revenues, or revised projected revenues, fall below the initial projections, the charge to cost of sales—software amortization and royalties may be larger than anticipated in any given quarter. As of March 31, 2007, the net carrying value of our software development was $164.3 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments are expensed to cost of sales—software amortization and royalties as earned.

Goodwill and Other Intangible Assets.   When we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) effective January 1, 2002, we elected to perform the annual review of goodwill impairment required by FAS 142 on June 30th of each calendar year which at that time corresponded to the second quarter of our fiscal year. In February 2003 we changed our fiscal year end from December 31st to March 31st. Since changing our fiscal year end to March 31st we continued to perform our annual review of goodwill impairment on June 30th, which also changed to be the end of our first fiscal quarter. In fiscal 2007, we changed the date of our annual review of goodwill for impairment to the first day of our fourth fiscal quarter. Our first fiscal quarter is generally when we are required to adopt recently issued accounting pronouncements in addition to managing our annual financial reporting requirements, which can strain our personnel resources in that quarter. We changed the quarter in which we perform our annual review of goodwill impairment to better utilize these resources. Additionally, the first day of our fourth fiscal quarter’s proximity to our fiscal year end provides us with more comprehensive data to be included in our review. It was not intended to delay, accelerate or avoid any impairment charge. Accordingly, we believe that this change is preferable. Goodwill impairment tests performed as of January 1, 2007 and June 30, 2006, 2005 and 2004 concluded that no impairment charges were required as of those dates. The change in accounting principle related to the annual testing does not result in adjustments to our financial statements when applied retrospectively. We will perform this annual review on the first day of our fourth fiscal quarter in future years or more frequently if indicators of potential impairment exist.

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

Product Sales:   We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management. Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis. We estimate such price protection, returns or other allowances based upon management’s evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. See “Note 3—Accounts Receivable Allowances.” Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

Software Licenses:   For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the licensing of software for the fiscal years ended March 31, 2007, 2006 and 2005 was $8.6 million, $6.3 million and $8.1 million, respectively.

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

Advertising.   Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. We engage in co-operative advertising with some of our retail channel partners. We accrue the associated costs when revenue is recognized and such amounts are included in selling and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified; otherwise, they are recognized as a reduction of net sales. Advertising costs for the fiscal years ended March 31, 2007, 2006 and 2005 were $61.2 million, $61.0 million and $57.0 million, respectively.

Stock-based compensation.   We adopted SFAS No. 123(R) Share-Based Payment (“FAS 123R”) in our first quarter of fiscal 2007 and accordingly, we now record stock-based compensation expense for all of our stock-based awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for fiscal 2007. See “Note 14—Stock-based Compensation” in the notes to the consolidated financial statements.

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option’s expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation. We adopted FAS 123R under the modified prospective transition method wherein no prior period financial statement information was affected. All prior period financial statements include stock-based compensation accounted for under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended (“FAS 123”). The financial statements for fiscal 2007, include stock-based compensation accounted for under FAS 123R. There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123.

Income Taxes.   Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of our assets and liabilities, based on enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Basic and Diluted Earnings Per Share.   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options, warrants, the employee stock purchase plan, other stock unit awards and, if applicable in the period, conversion of our convertible debt. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Recently Issued Accounting Pronouncements.   In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, allowing companies to elect fair value measurement for instruments in their entirety in cases otherwise requiring a derivative to be bifurcated. FAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which will be our fiscal year 2008. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If a tax position is to be recognized after the first step, the second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the first quarter of our fiscal year 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 states that both a balance sheet (iron curtain) approach and an income statement (rollover) approach should be used when quantifying and evaluating the materiality of a misstatement. SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be our fiscal year 2008. We do not expect the adoption of this statement to have material impact on our results of operations, financial position or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

Fiscal Year.   Effective April 1, 2006, we began reporting our fiscal year on a 52/53-week period. Beginning with the fiscal year ending March 31, 2007, our fiscal year ended on the Saturday nearest March 31. The results of operations for the fiscal year ended March 31, 2007, 2006 and 2005 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ended March 31, 2007	52 weeks	March 31, 2007
Year ended March 31, 2006	52 weeks	March 31, 2006
Year ended March 31, 2005	52 weeks	March 31, 2005

For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

2.   Cash, Cash Equivalents and Short-Term Investments

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

The following table summarizes our cash, cash equivalents and short-term investments as of March 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$174,748	—	—	$174,748
Short-term investments:
U.S. agency securities	12,495	3	(2)	12,496
Municipal securities	245,761	—	(45)	245,716
Corporate notes	25,000	—	(2)	24,998
Total short-term investments	283,256	3	(49)	283,210
Cash, cash equivalents and short-term investments	$458,004	3	(49)	$457,958

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007 (in thousands):

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$12,496	$(2)	$—	$—	$12,496	$(2)
Municipal securities	245,716	(45)	—	—	245,716	(45)
Corporate notes	24,998	(2)	—	—	24,998	(2)
Total	$283,210	$(49)	$—	$—	$283,210	$(49)

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2007.

During the year ended March 31, 2007 and 2006 there were no realized gains or (losses) from sales of available-for-sale securities. In addition to the net unrealized loss of approximately $46,000 from our short-term investments, we had an unrealized loss on our investment in Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 8—Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2007 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$255,630	$255,614
Due after one year through two years	27,626	27,596
Total	$283,256	$283,210

3.   Accounts Receivable Allowances

Accounts receivable allowances at March 31, 2007, 2006 and 2005 consist of the following (in thousands):

	Balance at Beginning of Period	Provisions	Deductions	Balance at End of Period
Year ended March 31, 2007
Allowance for price protection and returns	$48,223	$128,454	$(110,606)	$66,071
Allowance for co-op advertising	8,440	40,726	(35,554)	13,612
Allowance for doubtful accounts and other	1,157	975	(1,266)	866
Combined balance	$57,820	$170,155	$(147,426)	$80,549
Year ended March 31, 2006
Allowance for price protection and returns	$46,909	$133,756	$(132,442)	$48,223
Allowance for co-op advertising	10,324	33,272	(35,156)	8,440
Allowance for doubtful accounts and other	887	2,452	(2,182)	1,157
Combined balance	$58,120	$169,480	$(169,780)	$57,820
Year ended March 31, 2005
Allowance for price protection and returns	$43,608	$74,102	$(70,801)	$46,909
Allowance for co-op advertising	6,925	30,739	(27,340)	10,324
Allowance for doubtful accounts and other	1,893	1,663	(2,669)	887
Combined balance	$52,426	$106,504	$(100,810)	$58,120

4.   Balance Sheet Details

Inventory.   Inventory at March 31, 2007 and 2006 consists of the following (in thousands):

	March 31, 2007	March 31, 2006
Raw material	$1,693	$1,530
Finished goods	25,688	27,090
Inventory	$27,381	$28,620

Property and Equipment.   Property and equipment at March 31, 2007 and 2006 consists of the following (in thousands):

	Useful Lives	March 31, 2007	March 31, 2006
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	50,777	44,776
Furniture, fixtures and equipment	5 yrs	8,262	7,324
Leasehold improvements	3-6 yrs	12,694	7,847
Automobiles	2-5 yrs	92	128
		72,945	61,195
Less: accumulated depreciation		(27,850)	(23,710)
		$45,095	$37,485

Depreciation expense associated with property and equipment amounted to $13.7 million, $11.7 million and $8.6 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Accrued and Other Current Liabilities.   Accrued and other current liabilities at March 31, 2007 and 2006 consist of the following (in thousands):

	March 31, 2007	March 31, 2006
Accrued liabilities	$40,512	$34,194
Accrued compensation	36,591	23,367
Accrued payment to venture partner	15,273	1,419
Accrued royalties	51,042	51,944
Accrued and other current liabilities	$143,418	$110,924

Other Long-Term Liabilities.   Other long-term liabilities at March 31, 2007 and 2006 consist of the following (in thousands):

	March 31, 2007	March 31, 2006
Accrued royalties	$43,966	$58,025
Accrued liabilities	3,328	2,298
Other long-term liabilities	$47,294	$60,323

5.   Business Combinations

In fiscal 2007, we acquired all of the assets and/or outstanding equity interests in the following two entities for a total cost of $5.2 million, of which $4.9 million was paid in cash and the remaining $0.3 million is to be paid in fiscal 2009:

•       Paradigm Entertainment, Inc., located outside of Dallas, Texas, a developer of interactive entertainment software for video game hardware devices;

•       Mass Media, Inc., located in Moorpark, California, a developer of interactive entertainment software for video game hardware devices.

Goodwill recognized in the above transactions amounted to $3.8 million, none of which is expected to be deductible for income tax purposes. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. We did not present pro forma information as these acquisitions were immaterial to our financial position and results of operations.

In fiscal 2007 we paid the former shareholders of ValuSoft additional consideration of $1.8 million for reaching certain pre-tax income targets pursuant to the purchase agreement. In 2002, we acquired ValuSoft, Inc. for a total cost of $14.2 million, which was paid primarily in cash. In addition, we have since paid the former shareholders of ValuSoft additional consideration in the amount of $9.2 million because ValuSoft reached certain pre-tax income targets in the four years subsequent to the acquisition. They are still eligible for additional consideration of up to $1.8 million, which may be paid by us in cash or stock, if they reach certain pre-tax income targets in the last annual period ending on June 30, 2007. Any additional consideration determined to be payable will increase goodwill in the period such pre-tax income targets are reached. Goodwill recognized in the original transaction and in the payments of the additional consideration has amounted to $21.2 million and is expected to be deductible for income tax purposes.

6.   Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2007 and 2006 were as follows (in thousands):

Balance at March 31, 2005	$83,440
Goodwill acquired	4,801
Additional consideration paid for ValuSoft	2,800
Effect of foreign currency exchange rates and other	(169)
Balance at March 31, 2006	90,872
Sale of 50% interest in Minick Holdings AG (“Minick”)	(9,598)
Goodwill acquired	3,753
Additional consideration paid for ValuSoft	1,800
Effect of foreign currency exchange rates and other	1,861
Balance at March 31, 2007	$88,688

We performed an annual review of goodwill impairment in each of the fiscal years ended March 31, 2007, 2006 and 2005 and found no impairment.

7.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets. Other intangible assets are as follows (in thousands):

		March 31, 2007			March 31, 2006
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-3 years	$953	$(715)	$238	$3,055	$(2,085)	$970
Trade secrets	5 years	1,800	(1,800)	—	1,800	(1,530)	270
Customer list	4-5 years	—	—	—	1,414	(550)	864
Trade names	3-10 years	2,100	(922)	1,178	3,196	(739)	2,457
Non-compete / Employment contracts	1-6.5 years	1,048	(828)	220	1,055	(656)	399
Total		$5,901	$(4,265)	$1,636	$10,520	$(5,560)	$4,960

Amortization of other intangible assets for the fiscal years ended March 31, 2007, 2006 and 2005 was $1.9 million, $2.6 million and $2.0 million, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In December 2006, we sold our 50% interest in Minick. See Note 20, “Discontinued Operations” for further discussion of the sale. As a result of the sale of Minick, gross and net intangible assets decreased in fiscal 2007 as compared to fiscal 2006 by $4.1 million and $2.5 million, respectively.

The following table summarizes the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Fiscal Years Ending March 31,
2008	$659
2009	327
2010	147
2011	102
2012	102
Thereafter	299
$1,636

8.   Other Long-Term Assets

In addition to other intangible assets See “Note 7—Other Intangible Assets,” other long-term assets include our investment in Yuke’s, a Japanese developer. We own less than a 20% interest in Yuke’s which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. In fiscal 2007 the pre-tax unrealized holding loss was approximately $3.5 million, and in fiscal 2006 the pre-tax unrealized holding gain was approximately $1.0 million. Due to the long-term nature of this relationship, this investment is included in other long-term assets in the consolidated balance sheet. Under separate development agreements, Yuke’s creates certain World Wrestling Entertainment wrestling games for us.

Other long-term assets as of March 31, 2007 and 2006 are as follows (in thousands):

	March 31, 2007	March 31, 2006
Investment in Yuke’s	$5,726	$9,217
Other intangible assets (see Note 7)	1,636	4,960
Other	11,388	8,871
Total other long-term assets	$18,750	$23,048

9.   Capital Stock Transactions

On September 10, 2002, November 21, 2002, February 5, 2004, and May 16, 2007 we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions with a total authorized repurchase amount of $100.0 million. At March 31, 2006 there was $22.1 million available for future repurchases. During the fiscal year ended March 31, 2007, we repurchased $13.6 million of our common stock. As of March 31, 2007, we have repurchased 4,064,500 shares of our common stock for approximately $66.5 million, leaving $33.5 million available for future repurchases. There is no expiration date for the authorized repurchases.

10.   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Securities	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2004	$6,927	$1,375	$8,302
Other comprehensive income	2,802	1,747	4,549
Balance at March 31, 2005	9,729	3,122	12,851
Other comprehensive income (loss)	(3,085)	601	(2,484)
Balance at March 31, 2006	6,644	3,723	10,367
Other comprehensive income (loss)	9,463	(2,227)	7,236
Balance at March 31, 2007	$16,107	$1,496	$17,603

11.   Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP. Effective April 1, 2006, we adopted FAS 123R using the modified prospective transition method (see “Note 14—Stock-based Compensation” for further disclosure of our stock-based compensation plans and our adoption of FAS 123R). In applying the treasury stock method in determining our dilutive potential common shares, assumed proceeds from dilutive weighted average outstanding options as of March 31, 2007 include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FAS 123R. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005
Net income used to compute basic and diluted earnings per share	$68,038	$32,106	$61,397
Weighted average number of shares outstanding—basic	65,039	62,615	58,545
Dilutive potential common shares	2,554	2,905	1,822
Number of shares used to compute earnings per share—diluted	67,593	65,520	60,367

The following amounts of potential common shares were excluded from the computation of diluted earnings per share above because including them would be antidilutive for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005
Potential common shares	2,086	738	3,123

12.   Income Taxes

United States and foreign income before taxes and details of the provision for income tax are as follows (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005
Income from continuing operations before income taxes and minority interest:
United States	$60,955	$29,753	$67,826
Foreign	30,073	10,037	9,067
	$91,028	$39,790	$76,893
Provision for income tax expense (benefit):
Current
Federal	$(518)	$(9,877)	$323
State	(12)	1,151	(3,695)
Foreign	11,211	5,325	2,593
Total current	10,681	(3,401)	(779)
Deferred
Federal	6,905	8,967	7,867
State	(1,036)	(5,057)	1,393
Foreign	(519)	(1,679)	1,754
Total deferred	5,350	2,231	11,014
Add back benefit (expense) recorded to stockholders’ equity:
Tax benefit related to stock option exercises	8,866	9,162	6,940
Tax expense related to unrealized gain on investments	1,309	(371)	(1,940)
Provision for income tax	$26,206	$7,621	$15,235

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income before income taxes and minority interest, were as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit and research and development credits	0.2	(2.5)	(2.3)
Research and development credits	(4.3)	(5.4)	(7.9)
Tax exempt interest income	(2.9)	(5.1)	(1.1)
Stock-based compensation	2.0	—	—
Rate differences in foreign taxes and other	(1.2)	(2.9)	(3.9)
Effective tax rate	28.8%	19.1%	19.8%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability are as follows (in thousands):

	March 31,
	2007	2006
Deferred income tax assets:
Accruals, reserves and other expenses	$29,080	$27,816
Tax credit carryforwards	22,371	10,123
Net operating loss carryforwards	5,513	4,855
Other	2,859	—
Total	59,823	42,794
Valuation allowance	(7,126)	(5,576)
Deferred tax asset, net of valuation allowance	52,697	37,218
Deferred income tax liabilities:
Software development costs	60,207	42,422
Depreciation and amortization	2,065	4,441
Unrealized gain on marketable equity securities	260	1,632
Other	—	1,982
Total	62,532	50,477
Net deferred tax liability	$9,835	$13,259

As of March 31, 2007, current net deferred tax liabilities were $25.6 million and long term net deferred tax assets were $15.8 million. As of March 31, 2006, net deferred tax liabilities of $3.6 million and $9.7 million were classified as current and long-term liabilities, respectively. The non-current portion of income tax receivable is recorded net of a $17.0 million contingent tax liability. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year tax returns. Moreover, the Internal Revenue Service (“IRS”) has commenced a routine examination of our U.S. income tax returns for the calendar year 1999 through fiscal year 2004. A portion of the contingent tax liability relates to the fiscal years under examination. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. The conclusions reached by the IRS were not significantly different from the positions taken on our tax returns. We are evaluating the impact the conclusions of the IRS examination has on the measurement of our contingent tax liabilities and will make any necessary adjustments in the quarter ending June 30, 2007. The amount of tax benefit recognized may be impacted by our adoption of FIN 48, which is effective for us as of April 1, 2007.

The tax credit carryforwards as of March 31, 2007 includes research and development tax credit carryforwards of $11.4 million and $11.6 million for federal and state purposes, respectively. The federal tax credit carryforward expires in 2026, while the majority of the state credits are from California and can be carried forward indefinitely. In addition, we have foreign tax credit carryforwards of $2.0 million. These credits expire in 2017.

As of March 31, 2007, we have various state net operating loss carryforwards totaling $5.9 million that expire between 2008 and 2026 and foreign net operating loss carryforwards totaling $17.5 million that can be carried forward indefinitely. At March 31, 2007, our deferred income tax asset for net operating loss carryforwards was reduced by a valuation allowance of $5.2 million as compared to $3.9 million in the prior fiscal year. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the deferred tax asset will be realized.

The tax benefits associated with certain net operating loss carryforwards relate to employee stock options. Pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), net operating losses have been reduced by $3.7 million relating to these items which will be credited to additional paid-in capital when we can reduce our income taxes payable.

At March 31, 2007 we had accumulated foreign earnings of $41.5 million. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

13.   Employee Defined Contribution Plan

For our United States employees we sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees the ability to defer up to 60% of their annual compensation (up to the annual maximum amount allowable by law). The plan also provides that we will make a matching contribution equal to each employee’s deferral, up to 4% of eligible compensation. We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution. Employer contributions under the plan were $4.9 million, $3.5 million and $2.7 million in the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

14.   Stock-based Compensation

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”). The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company. The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (SARs), restricted stock awards, other stock unit awards, and performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company. Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares. Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit. As of March 31, 2007, we had 5,692,908 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date. PARS and PARSUs that have been granted to our officers under the 1997 Plan and the LTIP vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year. To date, no vesting of PARS or

PARSUs has been accelerated. PARSUs granted to our non-employee directors vest one year after their grant date. Deferred Stock Units (“DSUs”) granted to our non-employee directors vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant. The fair value of our nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The fair value of PARS, PARSUs and DSUs granted is amortized over the vesting period.

In March 2007, we offered our employees the ability to participate in an employee stock purchase plan (“ESPP”). Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares at 85 percent of the lower of the fair market value of our common stock on the first day of the offering period or the last. Our first offering period began on March 1, 2007 and will end on August 31, 2007. The fair value of the stock purchased under the ESPP is amortized over the offering period. As of March 31, 2007, we had 500,000 shares available for issuance under the ESPP.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs and ESPP. Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU and DSU awards.

Prior to April 1, 2006, we accounted for our stock-based compensation using the intrinsic value method in accordance with APB 25 and the disclosure-only provisions of FAS 123. Effective April 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified prospective transition method. Under that transition method, results for prior periods have not been restated as a result of adopting FAS 123R.

The compensation expense related to stock-based compensation was $19.0 million, $3.4 million and $0.8 million, respectively, for the fiscal years ended ended March 31, 2007, 2006 and 2005. The total income tax benefit recognized in the statement of operations for stock-based compensation expense was $5.1 million, $0.9 million and $0.2 million, respectively, for the fiscal years ended March 31, 2007, 2006 and 2005. Stock-based compensation cost capitalized during the fiscal year ended March 31, 2007 was $5.9 million, and is included in software development, net of associated amortization of $2.1 million, in the consolidated balance sheet. No amounts were capitalized in years prior to fiscal 2007.

For the fiscal years ended March 31, 2007, 2006 and 2005, stock-based compensation expense recognized in the statement of operations was as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Cost of sales—software amortization and royalties	$2,087	$—	$—
Product development	3,364	926	475
Selling and marketing	2,817	981	132
General and administrative	10,704	1,515	199
Total stock-based compensation	$18,972	$3,422	$806

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the fiscal year ended March 31, 2007 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The adoption of FAS 123R, using the fair value method, had the following effect on our income from continuing operations before income taxes and minority interest, income from continuing operations, gain on sale of discontinued operations, net income, and basic and diluted net income per share as compared to what would have been reported under APB 25 using the intrinsic value method, which was the method used prior to our adoption (in thousands, except per share data):

	Year Ended March 31, 2007
	Fair Value Method	Intrinsic Value Method	Impact of Change
Income from continuing operations before income taxes and minority interest	$91,028	$105,613	$14,585
Income from continuing operations	64,958	75,963	11,005
Gain on sale of discontinued operations, net of tax	3,080	3,080	—
Net income	$68,038	$79,043	$11,0051
Earnings per share—basic:
Continuing operations	$1.00	$1.17	$0.17
Discontinued operations	0.05	0.05	—
Earnings per share—basic	$1.05	$1.22	$0.17
Earnings per share—diluted:
Continued operations	$0.96	$1.12	$0.16
Discontinued operations	0.05	0.05	—
Earnings per share—diluted	$1.01	$1.17	$0.16

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from our stock-based awards as operating cash flows in the statement of cash flows. FAS 123R requires the cash flows resulting from the tax benefits arising out of tax deductions in excess of the compensation recognized for the stock-based awards (“excess tax benefits”) to be classified as financing cash flows. Prior to our adoption of FAS 123R on April 1, 2006, the $4.0 million excess tax benefit classified as a financing cash inflow in the year ended March 31, 2007 would have been classified as an operating cash inflow.

The fair value of stock options and ESPP shares granted during the year ended March 31, 2007 were estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of our ESPP is the offering period. The risk-free rate for periods within the expected lives of options and ESPP are based on the US Treasury yield in effect at the time of grant.

	Stock Option Grants	Employee Stock Purchase Plan
	Year Ended March 31, 2007	Year Ended March 31, 2007
Dividend yield	—%	—%
Anticipated volatility	37%	37%
Weighted-average risk-free interest rate	4.9%	5.1%
Expected lives	3.2 years	0.5 year

A summary of our stock option activity for each of the three years ended March 31, 2007, 2006 and 2005 is as follows (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
	Shares	Per Share	(in years)	Value
Outstanding at March 31, 2004	10,177	$11.73
Granted	4,579	$13.51
Exercised	(4,189)	$10.22
Forfeited/expired/cancelled	(687)	$13.17
Outstanding at March 31, 2005	9,880	$13.10
Granted	3,276	$20.48
Exercised	(3,187)	$12.03
Forfeited/expired/cancelled	(894)	$14.44
Outstanding at March 31, 2006	9,075	$16.00
Granted	2,638	$24.60
Exercised	(3,217)	$15.66
Forfeited/expired/cancelled	(932)	$18.61
Outstanding at March 31, 2007	7,564	$19.15	3.1	$113,791
Vested and expected to vest	6,706	$18.81	3.1	$103,106
Exercisable at March 31, 2007	2,723	$14.48	2.2	$53,673

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at March 31, 2007. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at March 31, 2007. The aggregate intrinsic value of stock options exercised during the fiscal years ended March 31, 2007, 2006 and 2005 was $42.9 million, $32.9 million and $24.9 million, respectively.

The weighted-average grant-date fair value per share of options granted during fiscal years ended March 31, 2007, 2006 and 2005 was $7.81, $9.15 and $6.74.

As a result of the stock option grant practices inquiry, as discussed more fully in our March 31, 2006 Amendment No. 2 on Form 10-K/A, certain of our stock options were found to have been granted with an exercise price below the fair market value of our common stock on the date determined to be the correct measurement date. Those that vested subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which the options vest. We have determined that options to purchase approximately 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A. All of the affected shares pertained to grants made to non-executive employees.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 the Compensation Committee of our Board of Directors, pursuant to the terms and conditions of our compensatory stock plans under which our stock options had been granted, unilaterally corrected the exercise price of affected options that remained outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date. In January 2007, the Compensation Committee determined to give each affected option holder, subject to certain conditions, a cash payment equal to the aggregate difference between the initial exercise price and the increased exercise price of each holder’s affected options (“Cash Payment”). We estimate the total Cash Payment will be approximately $2.4 million and as of March 31, 2007, $2.3 million had been paid out to affected employees. We accounted for the impact of the corrected options as a stock option modification under FAS 123R. As a result of this partial cash settlement of these options and the application of the modification accounting, we recognized $0.7 million in additional compensation cost due to the increase in the fair value of these options and $0.6 million in accelerated compensation cost.

We also plan to compensate individuals who had exercised affected options prior to December 2006 for excise tax liability and certain other adverse consequences under Section 409A. We incurred additional compensation expense of $0.9 million in the three months ended December 31, 2006 based upon our best estimate of this liability at that point in time. In the three months ended March 31, 2007 we increased our estimate of this liability by $1.2 million based upon our review of the IRS Compliance Resolution Program (the “Program”), announced in February 2007 (IRS Announcement 2007-18). It is our intent to participate in this Program, and we estimate our total liability under this Program will be approximately $2.1 million. This amount is included in accrued and other current liabilities in our consolidated balance sheet at March 31, 2007.

A summary of the status of our nonvested shares as of March 31, 2007 and changes during the year then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at April 1, 2006	284	$19.54
Granted	155	26.21
Vested	(42)	25.66
Forfeited/cancelled	(58)	19.63
Nonvested shares at March 31, 2007	339	$21.81

The weighted-average grant-date fair value of nonvested shares granted in the fiscal year ended March 31, 2006 was $19.34. There were no grants of nonvested shares in the fiscal year ended March 31, 2005.

The unrecognized compensation cost, that we expect to vest, related to our nonvested stock-based awards at March 31, 2007, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at March 31, 2007	Weighted- Average Period (in years)
Stock options	$23,755	1.3
Nonvested shares	5,330	3.6
ESPP	777	0.4
	$29,862

Cash received from exercises of stock options for the fiscal years ended March 31, 2007, 2006 and 2005 was $50.6 million, $37.8 million and $42.8 million, respectively. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $8.9 million, $9.2 million and $6.9 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The fair value of all our stock-based awards that vested during the years ended March 31, 2007, 2006 and 2005 was $19.9 million, $14.8 million and $17.6 million, respectively.

Non-Employee Warrants.   In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party warrants is equal to their fair market value of our common stock at the date of grant. No third-party warrants were granted or exercised during the fiscal years ended March 31, 2007 and 2006.

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

At March 31, 2007 and 2006, we had 390,000 warrants outstanding with weighted average exercise prices per share of $12.32. In fiscal 2006, 112,500 warrants expired unexercised.

In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the years ended March 31, 2007, 2006 and 2005, $738,000, $1.3 million and $2.2 million, respectively, was amortized and included in cost of sales—license amortization and royalties expense.

Proforma information for periods prior to the adoption of FAS 123R

Prior to the adoption of FAS 123R, we accounted for our stock-based compensation to employees using the intrinsic value method in accordance with APB 25 and the disclosure-only provisions of FAS 123. Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the fiscal years ended March 31, 2006 and 2005. Forfeitures of our stock-based awards were reflected in our disclosures as they occurred. Previously reported amounts have not been restated relative to our adoption of FAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants made under our stock option plans during the fiscal years ended March 31, 2006 and 2005:

	Fiscal Year Ended March 31,
	2006	2005
Dividend yield	0%	0%
Anticipated volatility	51%	57%
Weighted average risk-free interest rate	4.11%	3.48%
Expected lives	3 years	4 years

The following table shows what our net income and income per share would have been for the fiscal years ended March 31, 2006 and 2005, had compensation cost for our stock-based compensation been measured based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123 (in thousands, except per share amounts):

	Fiscal Year Ended March 31,
	2006	2005
Net income—as reported	$32,106	$61,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	2,396	595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(13,131)	(17,058)
Net income—pro forma	$21,371	$44,934
Earnings per share:
Basic—as reported	$0.51	$1.05
Basic—pro forma	$0.34	$0.77
Diluted—as reported	$0.49	$1.02
Diluted—pro forma	$0.33	$0.75

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

•       For the period commencing November 16, 1999 and ending June 30, 2006, JAKKS was entitled to receive a preferred payment equal to the greater of a fixed guarantee, payable quarterly, or specified percentages of the net sales from WWE-licensed games (as defined) in amounts that vary based on the platform. We were entitled to the profits and cash distributions remaining after the payment of these amounts;

•       For periods after June 30, 2006, the amount of the preferred payment is subject to renegotiation between the parties. The parties have not yet reached agreement as to the amount of the preferred payment. We have not paid JAKKS since June 30, 2006, but are accruing at the payment rate that expired June 30, 2006. This preferred payment is included in our consolidated statements of operations in the caption “Cost of sales—venture partner expense.”  An arbitration procedure is specified in the event the parties do not reach agreement; and

•       We are responsible for the day-to-day operations of the venture. We are responsible for development, sales and distribution of WWE-licensed games, and JAKKS is responsible for the approval process and other relationship matters with WWE.

For financial reporting purposes, we are deemed to control the venture; therefore, all venture operating results are consolidated with our results.

In November 2001, through the venture with JAKKS, we entered into an amendment to expand the WWE license to include exclusive rights to other wrestling content produced by the WWE through December 2014. In exchange for these rights we paid a minimum guarantee to WWE that has already been recouped.

We are currently involved in litigation with WWE and JAKKS with respect to the license and the preferred payment. See “Note 17—Commitments and Contingencies - Litigation.”

17.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Total
2008	$95,642	$14,078	$14,206	$22,699	$146,625
2009	49,294	14,034	13,669	—	76,997
2010	43,115	14,815	13,151	—	71,081
2011	13,850	9,678	12,558	—	36,086
2012	850	1,461	10,637	—	12,948
Thereafter	1,100	2,557	23,044	—	26,701
	$203,851	$56,623	$87,265	$22,699	$370,438

(1)          Licenses and Software Development.   We enter into contractual agreements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2007 are approximately $203.9 million. License/software development commitments in the table above include $67.0 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2007 because the licensors do not have any significant performance obligations to us. These commitments are included in both current and long-term licenses and accrued royalties.

(2)          Advertising.   We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2008 will be $14.1 million.

(3)          Leases.   We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Rent expense was $14.0 million, $10.6 million and $6.0 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

(4)          Letters of Credit.   As of March 31, 2007, we had outstanding letters of credit of approximately $22.7 million. Our previous credit facility expired on November 29, 2006 and we did not renew it. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We are required to pledge cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

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

Litigation.

WWE related Lawsuits

On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), THQ, THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff’s RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants’ motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants’ motion seeking to dismiss the RICO claims on the basis of the threshold “enterprise” issue that was briefed (the “March 31 Order”).

On April 7, 2006, the Company and the other defendants sought certification to appeal from the portion of the March 31 Order denying the motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for re-argument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court hearing on April 26, 2006, the Court deferred a ruling on the requests for partial judgment and for certification and set briefing schedules with respect to the remaining grounds for defendants’ motion to dismiss the RICO claim, currently the sole remaining basis for federal jurisdiction in this action, that were not the subject of the first round of briefing. The Court also established a briefing schedule for WWE’s motion for re-argument of the dismissal of the Sherman Act claim. The briefing was completed in August of 2006 and a hearing was held in September of 2006. The Court has not yet ruled on the pending motions. Discovery in this action remains stayed.

THQ believes that neither it, nor Brian Farrell, is primarily accused of any wrongdoing in the complaint or the amended complaint, and believes that either there is no basis for terminating the WWE videogame license, or that THQ will be made whole by those whose conduct is eventually found to be unlawful. We intend to vigorously protect our rights and, if necessary, pursue appropriate claims against third parties.

On October 12, 2006, WWE filed a separate lawsuit against the Company and the LLC in the Superior Court of the State of Connecticut, alleging that the Company’s agreements with Yuke’s Co., Ltd. (“Yukes”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. On February 8, 2007, the Company and the LLC jointly moved to strike one of the claims, for violation of the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to the defendants’ ability to raise the same issue at a later date. On February 22, 2007, the Court established a schedule for this case, including discovery, and ordering that the case be “exposed for trial” as of October 14, 2008. However, on March 30, 2007, WWE moved for leave to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action. The defendants objected to this motion. At a hearing on May 8, 2007, the Court granted WWE’s request to amend the complaint and add defendants. The Court also suspended deadlines under its existing scheduling order and indicated it will re-examine the schedule after the new defendants have been served and have appeared. The amended complaint was served on the Company and Brian Farrell on or about May 10, 2007. The Company believes it and the LLC have several bases for defending any claim of breach of the WWE videogame license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories. We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.

Due to the early status of this litigation with WWE we cannot estimate a possible loss, if any. Games we develop based upon our WWE videogame license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2007. The loss of the WWE license would have a negative impact on our future financial results.

Operating agreement with JAKKS Pacific, Inc.

In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license. Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license. The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration.

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate. However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District. Our petition seeks a court order compelling JAKKS to comply with the arbitration provisions in the operating agreement and establishing a process and timeline for selecting an arbitrator. On or about May 22, 2007, JAKKS filed a response to our petition, as well as an application for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. A hearing on the petition is scheduled for June 19, 2007.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

SEC Informal Inquiry

On August 4, 2006, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We publicly announced this inquiry on August 7, 2006. Prior to August 4, 2006, we were already conducting an internal review of our historical stock option grant practices with the assistance of outside counsel. We initiated the internal review following extensive news coverage and analyst reports about the option practices of numerous companies across several different industries. The Company has cooperated fully with the SEC’s inquiry.

Upon receipt of the notice of informal inquiry from the SEC, our Board of Directors (the “Board”) formed a special committee consisting of one outside director, Jeffrey Griffiths (the “Special Committee”), to conduct an independent and comprehensive investigation of our stock option practices and to oversee our response to the SEC. The Special Committee retained independent outside legal counsel and forensic accountants (the “Investigative Team”) to aid in its investigation.

The Special Committee concluded its investigation and reported its findings to the full Board on December 2, 2006. The Special Committee found no evidence of fraud or misconduct by any person with respect to the company’s historical stock option grant practices. The Special Committee did identify instances where documentation of certain option grants was lacking. The Special Committee also determined that an incorrect measurement date for financial accounting purposes was used on a number of occasions. These errors resulted primarily from misapplication of accounting standards related to certain measurement date selection methods discussed in detail in Note 2 to the Notes to the Consolidated Financial Statements of our Amendment No. 2 on Form 10-K/A for the year ended March 31, 2006, which in a number of occasions resulted in employees receiving options with stated exercise prices lower than the market prices as measured based upon the measurement dates as determined by the applicable accounting standards. The Special Committee also recommended certain remedial measures with respect to the Company’s stock option granting practices, which were adopted by the Board. The Special Committee and the Investigative Team reported the Special Committee’s findings to the SEC on January 8, 2007.

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.   On August 25, 2006, following our announcement of the informal inquiry by the SEC, a purported shareholder derivative action captioned Ramsey v. Haller et Al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. Another lawsuit was subsequently filed by the same law firm on behalf of another purported shareholder, David Kukor, and the parties stipulated to consolidate the two actions. On or about April 19, 2007, a Consolidated Shareholder Derivative Complaint (the “Consolidated Complaint”) was filed, alleging the same types of claims and quoting from various public statements by THQ since the filing of the original complaint. THQ is also named as a nominal defendant. The Company intends to demur to the Consolidated Complaint. Pursuant to court order, the demurrer must be filed by May 28, 2007, and a hearing for the demurrer is currently scheduled for August 9, 2007. Discovery in this matter is currently stayed.

Hawaii Laborers Pension Fund v. THQ, et. Al.   In October 2006, a purported shareholder derivative action captioned Hawaii Laborers Pension Fund v. THQ, et. Al., was filed against certain of our current and former officers and directors in federal district court, alleging claims under Section 14(a) of the Securities Exchange Act of 1934 as well as various state law claims arising out of alleged breaches of fiduciary duty related to stock option practices. On or about April 20, 2007, the plaintiff filed an Amended and Verified Shareholder Derivative Complaint (the “Amended Complaint”) alleging that certain current and former officers and directors engaged in a conspiracy to manipulate grants dates associated with stock options and then concealed the alleged backdating option scheme and filed false and misleading statements with the SEC. THQ is also named as a nominal defendant. The Company intends to file a Motion to Dismiss the Amended Complaint, which pursuant to a stipulation between the parties, must be filed by June 1, 2007. No discovery has yet commenced in this action.

Although litigation is subject to inherent uncertainties, we do not believe the results of these actions will, individually or in the aggregate, have a material adverse impact on our consolidated financial position or results of operations.

Other

Additionally, we are involved in routine litigation arising in the ordinary course of our business. In the opinion of our management, none of this pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

18. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our sales and total assets for the fiscal years ended March 31, 2007, 2006 and 2005 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Year ended March 31, 2007
Net sales to unaffiliated customers	$600,159	$365,406	$61,291	$1,026,856
Total assets	900,579	89,950	23,012	1,013,541
Year ended March 31, 2006
Net sales to unaffiliated customers	$489,945	$269,928	$46,687	$806,560
Total assets	774,126	62,664	11,678	848,468
Year ended March 31, 2005
Net sales to unaffiliated customers	$470,619	$245,083	$41,029	$756,731
Total assets	671,497	64,948	10,161	746,606

Our largest single customer accounted for 18% of our gross sales in fiscal 2007, 19% of our gross sales in fiscal 2006 and 14% of our gross sales in fiscal 2005.

Information about THQ’s net sales by platform for fiscal 2007, 2006 and 2005 is presented below (in thousands):

	Fiscal Year Ended March 31,
Platform	2007	2006	2005
Consoles
Microsoft Xbox 360	$134,908	$14,479	$—
Microsoft Xbox	27,476	88,181	80,623
Nintendo Wii	30,025	—	—
Nintendo GameCube	52,338	59,255	73,157
Sony PlayStation 2	304,916	296,294	275,850
	549,663	458,209	429,630
Handheld
Nintendo Dual Screen	114,143	32,855	3,110
Nintendo Game Boy Advance	119,869	171,477	204,348
Sony PlayStation Portable	65,402	29,406	—
Wireless	26,467	36,112	24,613
	325,881	269,850	232,071
PC	149,546	77,615	86,667
Other	1,766	886	8,363
Total Net Sales	$1,026,856	$806,560	$756,731

19. Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2007

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	Fiscal Year Ended
Net sales	$138,829	$240,197	$475,741	$172,089	$1,026,856
Expenses and other	157,037	222,796	391,419	164,576	935,828
Income (loss) from continuing operations before income taxes and minority interest	(18,208)	17,401	84,322	7,513	91,028
Income taxes	(6,009)	5,857	24,367	1,991	26,206
Income (loss) from continuing operations before minority interest	(12,199)	11,544	59,955	5,522	64,822
Minority interest	98	45	(7)	—	136
Income (loss) from continuing operations	(12,101)	11,589	59,948	5,522	64,958
Gain on sale of discontinued operations, net of tax	—	—	2,107	973	3,080
Net income (loss)	$(12,101)	$11,589	$62,055	$6,495	$68,038
Earnings (loss) per share—basic:
Continuing operations	$(0.19)	$0.18	$0.92	$0.08	$1.00
Discontinued operations	—	—	0.03	0.02	0.05
Earnings (loss) per share—basic	$(0.19)	$0.18	$0.95	$0.10	$1.05
Earnings (loss) per share—diluted:
Continuing operations	$(0.19)	$0.17	$0.88	$0.08	$0.96
Discontinued operations	—	—	0.03	0.01	0.05
Earnings (loss) per share—diluted	$(0.19)	$0.17	$0.91	$0.09	$1.01

Twelve Months Ended March 31, 2006

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	Fiscal Year Ended
Net sales	$157,967	$142,692	$357,848	$148,053	$806,560
Expenses and other	163,913	145,296	292,945	164,616	766,770
Income (loss) before income taxes and minority interest	(5,946)	(2,604)	64,903	(16,563)	39,790
Income taxes	(1,772)	(663)	17,917	(7,861)	7,621
Income (loss) before minority interest	(4,174)	(1,941)	46,986	(8,702)	32,169
Minority interest	(57)	3	(62)	53	(63)
Net income (loss)	$(4,231)	$(1,938)	$46,924	$(8,649)	$32,106
Earnings (loss) per share
Basic	$(0.07)	$(0.03)	$0.75	$(0.14)	$0.51
Diluted	$(0.07)	$(0.03)	$0.71	$(0.14)	$0.49

Due to rounding and reclassifications, some of the figures above may differ slightly from the 10-Q’s previously filed. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for description of certain reclassifications made to the prior period consolidated financial statements to conform to the current period consolidated financial statements.

20. Discontinued Operations

In December 2006, we sold our 50% interest in Minick. As of March 31, 2007 we have received approximately $17.1 million in cash and recognized a gain of approximately $3.1 million in discontinued operations due to the sale of Minick. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $2.7 million over the next 9 to 15 months. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick’s operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

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

(c) Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting in the fourth quarter of fiscal 2007.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, we have concluded that the Company’s internal control over financial reporting is effective as of March 31, 2007.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ BRIAN J. FARRELL	/s/ EDWARD K. ZINSER
Brian J. Farrell	Edward K. Zinser
Chairman of the Board, President and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Chief Accounting Officer
May 30, 2007	May 30, 2007

Item 9B.               Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Agoura Hills, California

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that THQ Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheet as of March 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our report dated May 30, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Los Angeles, California

May 30, 2007

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the “Proxy Statement”):

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

There were no reportable business relationships, transactions with management, or indebtedness of management during the fiscal year ended March 31, 2007.

Item 14.                 Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant is incorporated by reference to the Proxy Statement under the caption “Proposal Number 3—Ratification of Independent Registered Public Accounting Firm.”

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

10.1 #

Stock Option Agreement dated as of December 23, 1998, between the Company and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.2 #

Amended and Restated Employment Agreement, dated as of July 20, 2006 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 10-Q”)).

10.3 #	Ed Zinser Offer Letter dated March 24, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “June 2004 10-Q”)).
10.4 #

Kelly Flock Offer Letter dated August 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 2005 10-Q”)).

10.5 #

Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the “December 2004 10-Q”)).

10.6 #

Indemnification Agreement, dated as of March 28, 2006 between the Company and Jeffrey W. Griffiths (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant’s December 2004 10-Q).

10.7 #	THQ Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit A to Company’s Proxy Statement on Schedule 14A filed June 21, 2006).
10.8 #	THQ Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Company’s Proxy Statement on Schedule 14A filed June 21, 2006).
10.9 #	THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s September 2005 10-Q).
10.10 #	Third Amended and Restated Non-executive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant’s Proxy Statement on Schedule 14A filed July 3, 2003).
10.11 #*	THQ Inc. Stock Unit Deferred Compensation Plan, effective as of August 18, 2005.
10.12 #

Form of Severance Agreement with Executive Officers entered into June 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 10-Q”)).

10.13 #	Form of Severance Agreement with Senior Officers entered into June 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s June 2006 10-Q).
10.14 #	Form of Severance Agreement with Officers entered into June 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s June 2006 10-Q).
10.15 #	Form of Change-in-Control Agreement with Executive and Senior Officers entered into on June 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s June 2006 10-Q).

Exhibit Number	Title
10.16 #	Form of Change-in-Control Agreement with Officers entered into on June 15, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s June 2006 10-Q).
10.17 #	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2004).
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

10.24

Amendment to the Xbox 360 Publisher License Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.25 *	Amendment to the Xbox 360 Publisher License Agreement, dated as of January 17, 2007, by and between Microsoft Licensing, GP and the Company.
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

Exhibit Number	Title
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

14	Code of Ethics for Executive Officers and Other Senior Financial Officers, as adopted May 27, 2004 (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended March 31, 2006).
18 *	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle dated May 30, 2007.
21 *	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date
/s/ BRIAN J. FARRELL	Director, Chairman of the Board, President and	May 30, 2007
Brian J. Farrell	Chief Executive Officer (Principal Executive Officer)
/s/ EDWARD ZINSER	Executive Vice President, Chief Financial Officer	May 30, 2007
Edward Zinser	and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ LAWRENCE BURSTEIN	Director	May 30, 2007
Lawrence Burstein
/s/ HENRY DENERO	Director	May 30, 2007
Henry DeNero
/s/ BRIAN DOUGHERTY	Director	May 30, 2007
Brian Dougherty
/s/ JEFFREY W. GRIFFITHS	Director	May 30, 2007
Jeffrey W. Griffiths
/s/ GARY REISCHEL	Director	May 30, 2007
Gary Reischel
/s/ JAMES L. WHIMS	Director	May 30, 2007
James L. Whims