Form 10-Q
period 2007-06-30
THQ INC
filed 2007-08-09
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 3, 2007, there were 67,204,860 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,953	$174,748
Short-term investments	288,112	283,210
Cash, cash equivalents and short-term investments	425,065	457,958
Accounts receivable, net of allowances	37,207	67,586
Inventory	28,977	27,381
Licenses	46,953	41,406
Software development	171,879	130,512
Income taxes receivable	16,421	18,525
Prepaid expenses and other current assets	16,361	16,238
Total current assets	742,863	759,606
Property and equipment, net	48,264	45,095
Licenses, net of current portion	36,794	49,661
Software development, net of current portion	41,738	33,766
Income taxes receivable, net of current portion	6,364	2,163
Deferred income taxes	15,812	15,812
Goodwill	96,270	88,688
Other long-term assets, net	20,304	18,750
TOTAL ASSETS	$1,008,409	$1,013,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,404	$28,225
Accrued and other current liabilities	140,028	143,418
Deferred income taxes	23,706	25,647
Total current liabilities	191,138	197,290
Other long-term liabilities	35,679	47,294
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 75,000,000 shares authorized; 67,154,397 and 66,677,721 shares issued and outstanding as of June 30, 2007 and March 31, 2007, respectively	672	667
Additional paid-in capital	490,674	471,332
Accumulated other comprehensive income	20,165	17,603
Retained earnings	270,081	279,355
Total stockholders’ equity	781,592	768,957
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,008,409	$1,013,541

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2007	2006
	(Unaudited)
Net sales	$104,485	$138,829
Cost and expenses:
Cost of sales — product costs	43,715	48,991
Cost of sales — software amortization and royalties	12,598	25,291
Cost of sales — license amortization and royalties	13,671	16,313
Cost of sales — venture partner expense	897	709
Product development	24,632	26,236
Selling and marketing	22,803	26,711
General and administrative	19,103	15,526
Total costs and expenses	137,419	159,777
Loss from operations	(32,934)	(20,948)
Interest and other income, net	7,356	2,740
Loss before income taxes and minority interest	(25,578)	(18,208)
Income taxes	(16,304)	(6,009)
Loss before minority interest	(9,274)	(12,199)
Minority interest	—	98
Net loss	$(9,274)	$(12,101)
Loss per share — basic	$(0.14)	$(0.19)
Loss per share — diluted	$(0.14)	$(0.19)
Shares used in per share calculation — basic	66,928	64,317
Shares used in per share calculation — diluted	66,928	64,317

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended June 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(9,274)	$(12,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest and other	—	93
Depreciation and amortization	4,217	3,591
Amortization of licenses and software development	17,495	27,179
Loss on disposal of property and equipment	40	491
Stock-based compensation	6,032	3,007
Tax benefit related to stock-based awards	6,357	1,747
Excess tax benefit related to stock-based awards	(3,727)	(925)
Deferred income taxes	—	19
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	30,961	(4,566)
Inventory	(1,445)	(9,356)
Licenses	(1,231)	(831)
Software development	(58,352)	(44,788)
Prepaid expenses and other current assets	388	(6,386)
Accounts payable	(1,943)	2,422
Accrued and other liabilities	(19,886)	(7,924)
Income taxes	(3,932)	(7,024)
Net cash used in operating activities	(34,300)	(55,352)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	145,904	189,680
Purchase of short-term investments	(150,886)	(115,210)
Other long-term assets	87	(6,308)
Acquisitions, net of cash acquired	(4,781)	(1,400)
Purchases of property and equipment	(6,731)	(3,253)
Net cash (used in) provided by investing activities	(16,407)	63,509

FINANCING ACTIVITIES:
Stock repurchase	—	(10,061)
Proceeds from exercise of stock options	7,867	8,784
Excess tax benefit related to stock-based awards	3,727	925
Net cash provided by (used in) financing activities	11,594	(352)
Effect of exchange rate changes on cash	1,318	(1,664)
Net (decrease) increase in cash and cash equivalents	(37,795)	6,141
Cash and cash equivalents — beginning of period	174,748	91,517
Cash and cash equivalents — end of period	$136,953	$97,658

Non-Cash investing activities:
Additional consideration accrued for Valusoft acquisition	$1,800	$1,800

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. (together with its subsidiaries, “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed consolidated cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to licenses, software development,  accounts receivable allowances, income taxes and stock-based compensation expense.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Fiscal Quarter.

The results of operations for the three months ended June 30, 2007 and 2006 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2007	13 weeks	June 30, 2007
Three months ended June 30, 2006	13 weeks	July 1, 2006

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

The following table summarizes our cash, cash equivalents and short-term investments as of June 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$136,953	—	—	$136,953

Short-term investments:
U.S. agency securities	4,499	—	(4)	4,495
Municipal securities	258,940	2	(122)	258,820
Corporate notes	24,800	—	(3)	24,797
Total short-term investments	288,239	2	(129)	288,112
Cash, cash equivalents and short-term investments	$425,192	2	(129)	$425,065

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$4,495	$(4)	$—	$—	$4,495	$(4)
Municipal securities	258,820	(122)	—	—	258,820	(122)
Corporate notes	24,797	(3)	—	—	24,797	(3)
Total short-term investments	$288,112	$(129)	$—	$—	$288,112	$(129)

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2007.

During the three months ended June 30, 2007 and 2006 there were no realized gains or losses from sales of available-for-sale securities.  In addition to the net unrealized loss in the three months ended June 30, 2007 of $81,000 from our short-term investments, we had an unrealized loss on our investment in Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 7 — Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2007 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$252,638	$252,610
Due after one year through two years	35,601	35,502
Total short-term investments	$288,239	$288,112

Financial Instruments.  As of June 30, 2007 and March 31, 2007, we had foreign exchange forward contracts in the notional amount of $55.8 million and $47.0 million, respectively.  The net gain recognized from foreign currency contracts during the three months ended June 30, 2007 was $0.9 million, and the net loss recognized from foreign currency contracts during the three months ended June 30, 2006 was $1.9 million, both of which are included in interest and other income and expense in our consolidated statements of operations.

3.   Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor.  When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) and as a liability (accrued royalties) when payable rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated product sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated product sales after one year.

We evaluate the future recoverability of our capitalized licenses on a quarterly basis.  The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales — license amortization and royalties, capitalized license costs when we estimate such amounts are not recoverable.

Licenses are expensed to cost of sales — license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales — license amortization and royalties expense may be larger than anticipated in any given quarter.  As of June 30, 2007, the net carrying value of our licenses was $83.7 million.  If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis.  The amount by which any unamortized software development costs exceed their net realizable value is charged to cost of sales — software amortization and royalties.  The net realizable value is the estimated future net revenues from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and advertising.

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales — software amortization and royalties may be larger than anticipated in any given quarter.  As of June 30, 2007, the net carrying value of our software development was $213.6 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products.  Any additional compensation earned beyond the milestone payments is expensed to cost of sales — software amortization and royalties as earned.

5.   Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2007 are as follows (in thousands):

Balance at March 31, 2007	$88,688
Goodwill acquired	4,637
Additional consideration accrued for ValuSoft acquisition	1,800
Effect of foreign currency exchange rates and other	1,145
Balance at June 30, 2007	$96,270

6.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets.  Other intangible assets are as follows (in thousands):

		June 30, 2007			March 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-4 years	$902	$(182)	$720	$953	$(715)	$238

Trade secrets	5 years	—	—	—	1,800	(1,800)	—

Trade names	3-10 years	1,588	(392)	1,196	2,100	(922)	1,178

Non-compete / Employment contracts	1.5-6.5 years	967	(712)	255	1,048	(828)	220
Total other intangible assets		$3,457	$(1,286)	$2,171	$5,901	$(4,265)	$1,636

Amortization of other intangible assets was $225,000 and $638,000 for the three months ended June 30, 2007 and 2006, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years, and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2008	$628
2009	535
2010	353
2011	243
2012	113
Thereafter	299
$2,171

7.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer.  For the three months ended June 30, 2007 and 2006, the unrealized holding loss related to our investment in Yuke’s was $0.3 million and $2.3 million before income taxes, respectively.

Other long-term assets as of June 30, 2007 and March 31, 2007 are as follows (in thousands):

	June 30, 2007	March 31, 2007
Investment in Yuke’s	$5,438	$5,726
Other intangible assets (see Note 6)	2,171	1,636
Other	12,695	11,388
Total other long-term assets	$20,304	$18,750

8.   Balance Sheet Details

Inventory.  Inventory at June 30, 2007 and March 31, 2007 consists of the following (in thousands):

	June 30,	March 31,
	2007	2007
Components	$3,322	$1,693
Finished goods	25,655	25,688
Inventory	$28,977	$27,381

Property and Equipment, net.  Property and equipment at June 30, 2007 and March 31, 2007 consists of the following (in thousands):

	Useful	June 30,	March 31,
	Lives	2007	2007
Building	30 yrs	$719	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	56,842	50,777
Furniture, fixtures and equipment	5 yrs	8,859	8,262
Leasehold improvements	3-6 yrs	13,435	12,694
Automobiles	2-5 yrs	95	92
		80,351	72,945
Less: accumulated depreciation		(32,087)	(27,850)
Property and equipment, net		$48,264	$45,095

Depreciation expense associated with property and equipment amounted to $4.0 million and $3.0 million for the three months ended June 30, 2007 and 2006, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at June 30, 2007 and March 31, 2007 consist of the following (in thousands):

	June 30,	March 31,
	2007	2007
Accrued liabilities	$40,074	$40,512
Accrued compensation	38,220	36,591
Accrued venture partner expense	16,149	15,273
Accrued royalties	45,585	51,042
Accrued and other current liabilities	$140,028	$143,418

Other Long-Term Liabilities.  Other long-term liabilities at June 30, 2007 and March 31, 2007 consist of the following (in thousands):

	June 30,	March 31,
	2007	2007
Accrued royalties	$31,082	$43,966
Accrued liabilities	4,597	3,328
Other long-term liabilities	$35,679	$47,294

9.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Total
Remainder of 2008	$78,246	$13,540	$10,898	$22,816	$125,500
2009	61,189	14,553	14,668	—	90,410
2010	46,014	14,357	14,078	—	74,449
2011	13,850	8,672	13,111	—	35,633
2012	850	2,848	11,315	—	15,013
Thereafter	1,100	4,983	24,283	—	30,366
	$201,249	$58,953	$88,353	$22,816	$371,371

(1)             Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2007 are approximately $201.2 million.  License/software development commitments in the table above include $55.8 million of commitments to licensors that are included in our consolidated balance sheet as of June 30, 2007 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)             Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)             Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)             Letters of Credit.  As of June 30, 2007, we had outstanding letters of credit of approximately $22.8 million.  Our previous credit facility expired on November 29, 2006 and we did not renew it.  On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products.  We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

Other material future potential expenditures relate to the following:

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

Legal Proceedings

WWE related Lawsuits

New York lawsuit.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), THQ,  THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff’s RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants’ motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants’ motion seeking to dismiss the RICO claims on the basis of the threshold “enterprise” issue that was briefed (the “March 31 Order”).

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

Connecticut lawsuit.  On October 12, 2006, WWE filed a separate lawsuit against the Company and the LLC in the Superior Court of the State of Connecticut, alleging that the Company’s agreements with Yuke’s Co., Ltd. (“Yukes”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.  The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages.  On February 8, 2007, the Company and the LLC jointly moved to strike one of the claims, for violation of  the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to the defendants’ ability to raise the same issue at a later date.  On February 22, 2007, the Court established a schedule for this case, including discovery, and ordering that the case be “exposed for trial” as of October 14, 2008.  However, on March 30, 2007, WWE moved for leave to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action.  The defendants objected to this motion.  At a hearing on May 8, 2007, the Court granted WWE’s request to amend the complaint and add defendants.  The Court also suspended deadlines under its existing scheduling order and indicated it will re-examine the schedule after the new defendants have been served and have appeared.  The amended complaint was served on the Company and Brian Farrell on or about May 10, 2007.  On July 30, 2007, in response to a request by JAKKS Pacific, Inc. and certain other defendants, which THQ and Brian Farrell joined, the Court stayed proceedings in the Connecticut state court action for a period of four months.  The Company believes it and the LLC have several bases for defending any claim of breach of the WWE videogame license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories.  We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.

We cannot estimate a possible loss, if any, that we would have due to the litigation with the WWE. Games we develop based upon our WWE videogame license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2007. The loss of the WWE license would have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute.  Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period.  Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate.  However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement.  On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District.  Our petition seeks a court order compelling JAKKS to comply with the arbitration provisions in the operating agreement and establishing a process and timeline for selecting an arbitrator.  On or about May 22, 2007, JAKKS filed a response to our petition, as well as an application for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006.  On June 19, 2007, the Court established a process for selecting an arbitrator in this matter and denied JAKKS' request for preliminary relief pending conclusion of the arbitration.  In accordance with the process established by the Court, on August 3, 2007 the Court selected an arbitrator and we expect the arbitration to commence in the near future.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

10.   Stock-based Compensation

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock awards, other stock unit awards, and performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit.  As of June 30, 2007, we had 4,549,926 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date.  PARS and PARSUs that have been granted to our officers under the 1997 Plan and the LTIP vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year.  In the three months ended June 30, 2007, it was determined that certain performance targets had been met with respect to our fiscal year ended March 31, 2007 and as such certain of our officers vested in 20% of their awards.   PARSUs granted to our non-employee directors under the 1997 Plan are currently fully vested.  Deferred Stock Units (“DSUs”) granted to our non-employee directors under the LTIP vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant.  The fair value of our nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date.  The fair value of PARS, PARSUs and DSUs granted is amortized over the vesting period.

In March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan (“ESPP”).  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares at 85 percent of the lower of the fair market value of our common stock on the first day of the offering period or the last.  Our first offering period began on March 1, 2007 and will end on August 31, 2007.  The fair value of the stock purchased under the ESPP is amortized over the offering period.  As of June 30, 2007, we had 500,000 shares available for issuance under the ESPP.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs and ESPP.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU and DSU awards.

The expense related to stock-based compensation recognized in our statements of operations was $6.0 million and $3.1 million, respectively, for the three months ended June 30, 2007 and 2006.  The total income tax benefit recognized in the statement of operations for stock-based compensation expense was $2.9 million and $1.5 million, respectively, for the three months ended June 30, 2007 and 2006.  Stock-based compensation capitalized into software development during the three months ended June 30, 2007 and 2006 was $1.7 million and $650,000, respectively.  In the three months ended June 30, 2007 and 2006 we had $1.8 million and zero, respectively, of software amortization related to previously capitalized stock-based compensation.  No amounts were capitalized in years prior to fiscal 2007.

For the three months ended June 30, 2007 and 2006, stock-based compensation expense recognized in the statement of operations was as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Cost of sales — software amortization and royalties	$1,766	$—
Product development	1,037	795
Selling and marketing	715	393
General and administrative	2,509	1,908
Total stock-based compensation	$6,027	$3,096

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three months ended June 30, 2007 and 2006 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the three months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of our options are based on the US Treasury yield in effect at the time of grant.

Three Months Ended June 30, 2007
Dividend yield	—%
Anticipated volatility	36%
Weighted-average risk-free interest rate	4.7%
Expected lives	3.5 years

A summary of our stock option activity for the three months ended June 30, 2007 is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at April 1, 2007	7,564	$19.15
Granted	1,015	$33.19
Exercised	(484)	$16.24
Forfeited/expired/cancelled	(128)	$22.06
Outstanding at June 30, 2007	7,967	$21.07	3.2	$78,640
Vested and expected to vest	7,091	$20.71	3.1	$72,321
Exercisable at June 30, 2007	3,009	$15.54	2.1	$45,061

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at June 30, 2007.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at June 30, 2007.  The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was $8.6 million and $5.4 million, respectively.

The weighted-average grant-date fair value per share of options granted during the three months ended June 30, 2007 and 2006 was $10.89 and $8.38.

A summary of the status of our nonvested shares as of June 30, 2007 and changes during the three months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2007	339	$21.81
Granted	143	$32.81
Vested	(67)	$21.82
Forfeited/cancelled	—	—
Nonvested shares at June 30, 2007	415	$25.60

The weighted-average grant-date fair value of nonvested shares granted during the three months ended June 30, 2006 was $25.96.

The unrecognized compensation cost, that we expect to vest, related to our nonvested stock-based awards at June 30, 2007, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at June 30, 2007	Weighted- Average Period (in years)
Stock options	$27,238	1.4
Nonvested shares	8,738	4.1
ESPP	311	0.2
	$36,287

Cash received from exercises of stock options for the three months ended June 30, 2007 and 2006 was $7.9 million and $8.8 million, respectively.  The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $6.6 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively.

The fair value of all our stock-based awards that vested during the three months ended June 30, 2007 and 2006 was $7.7 million and $5.6 million, respectively.

Non-Employee Stock Warrants.   In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to their fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the three months ended June 30, 2007 and 2006.

In fiscal 2005 we granted 240,000 stock warrants to third parties to purchase up to 240,000 shares of our common stock at an exercise price of $13.49 per share in connection with a license agreement that allows us to utilize intellectual property owned by such third parties. The stock warrants vested upon grant and have a six-year term. The fair value of the stock warrants was determined using the Black-Scholes pricing model, assuming a risk-free rate of 2.9%, a volatility factor of 67% and the six-year term as noted above. The fair value of these stock warrants was $2.0 million.

At June 30, 2007 and 2006, we had 390,000 stock warrants outstanding with weighted average exercise prices per share of $12.32.  In fiscal 2006, 112,500 stock warrants expired unexercised.

In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the three months ended June 30, 2007 and 2006, $128,000 and $356,000, respectively, was amortized and included in cost of sales — license amortization and royalties expense.

11.   Capital Stock Transactions

As of March 31, 2007 we had $8.5 million authorized and available for common stock repurchases.  On May 16, 2007 we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  During the three months ended June 30, 2007, we did not repurchase any of our common stock and as such, we had $33.5 million authorized and available for common stock repurchases as of June 30, 2007.  On July 31, 2007 we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, bringing the amount authorized and available for common stock repurchases up to $58.5 million as of that date.  There is no expiration date for the authorized repurchases.

On July 30, 2007 we amended our certificate of incorporation to increase our authorized number of shares of common stock to 225,000,000, from 75,000,000.

12.  Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions.  The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is “more likely than not” that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the “more likely than not” recognition threshold.  The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on April 1, 2007 had no impact on our beginning retained earnings balance.

We file income tax returns in the U.S. and various foreign jurisdictions.

As of April 1, 2007, we had $19.3 million in unrecognized tax benefits, of which $10.6 million would impact our tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated statement of operations. These items are classified as interest expense, which is included in interest and other income, net in our consolidated statement of operations. As of April 1, 2007, we had accrued $0.7 million for interest and zero for the potential payment of penalties.

As of April 1, 2007, we were subject to a U.S. Federal income tax examination for the tax years 1999 through March 31, 2005, and to a non-U.S. income tax examination for the fiscal year ended March 31, 2005. In addition, we are subject to a California income tax examination for the calendar year 2000 and a Texas franchise tax examination for the years 2001 through fiscal 2004.

During the first quarter of fiscal 2008, we received a favorable resolution to our U.S. Federal income tax examinations for the years 1999 through March 31, 2005. The resolution of these examinations resulted in the recognition of $7.2 million of unrecognized tax benefits of which $6.5 million favorably impacted the effective tax rate.

We do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months.

13.   Net Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted net loss per share for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Net loss used to compute basic and diluted earnings per share	$(9,274)	$(12,101)
Weighted-average number of shares outstanding — basic	66,928	64,317
Dilutive effect of stock options and warrants	—	—
Number of shares used to compute loss per share — diluted	66,928	64,317

14.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Net loss	$(9,274)	$(12,101)
Other comprehensive income:
Foreign currency translation adjustment	2,823	2,027
Unrealized loss on investments, net of tax of $108 and $853, respectively	(261)	(1,419)
Other comprehensive income	2,562	608
Comprehensive loss	$(6,712)	$(11,493)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three months ended June 30, 2007 and 2006 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2007
Net sales to unaffiliated customers	$66,093	$25,406	$12,986	$104,485
Total assets	887,314	94,132	26,963	1,008,409

Three months ended June 30, 2006
Net sales to unaffiliated customers	$82,846	$46,853	$9,130	$138,829
Total assets	750,771	76,331	14,164	841,266

Information about THQ’s net sales by platform for the three months ended June 30, 2007 and 2006 is presented below (in thousands):

	Three Months Ended June 30,
Platform	2007	2006
Consoles
Microsoft Xbox 360	$10,347	$11,949
Microsoft Xbox	1,395	8,067
Nintendo Wii	6,324	—
Nintendo GameCube	4,173	11,699
Sony PlayStation 2	25,588	35,640
	47,827	67,355
Handheld
Nintendo Dual Screen	17,624	12,747
Nintendo Game Boy Advance	8,318	20,535
Sony PlayStation Portable	7,880	11,031
Wireless	4,374	7,635
	38,196	51,948

PC	18,064	19,170
Other	398	356
Total Net Sales	$104,485	$138,829

16.   Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

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

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see “Part II - Item 1A. Risk Factors.”

Overview

The following is a discussion of our operating results and the primary trends that affect our business.  Management believes that an understanding of these trends is important to understand our results for the quarter ended June 30, 2007, as well as our future prospects.  This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the consolidated financial statements and related notes.  The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

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

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars and Ratatouille; World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar, Barnyard and Nicktoons; Bratz™; MotoGP; Warhammer® 40,000™; and the Ultimate Fighting Championship®; as well as others.  We also have licenses to create wireless games and other wireless content based on Disney•Pixar’s Ratatouille as well as Star Wars and major sports leagues.  In addition to licensed properties, we also develop games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans! ®, Juiced™, MX vs. ATV™, Red Faction, Saints Row™ and Stuntman®.

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

Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles.  We are currently licensed or are in negotiations to license rights to publish and distribute titles on all platforms that are currently sold in the United States and Canada.  Our key platform licenses also allow us to publish and distribute titles in Europe, Australia, New Zealand and Japan. We are also licensed to publish and distribute titles for GameCube, PlayStation 2, Xbox and Xbox 360 in various additional territories, including parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

We develop our products using both internal and external development resources.  The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our 16 internal development studios and corporate headquarters.  The external development resources consist of third-party software developers and other independent resources such as artists.  We refer to this group of development resources as our Studio System.

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

Overview of Financial Results for the Three Months Ended June 30, 2007

Our net loss for the three months ended June 30, 2007 was $9.3 million, or $0.14 per diluted share, compared to a net loss of $12.1 million, or $0.19 per diluted share, for the three months ended June 30, 2006.  Our net loss for the three months ended June 30, 2007 includes: i) $6.0 million ($3.1 million, net of taxes), or $0.05 per diluted share, net of taxes, of stock-based compensation expense and ii) $6.5 million or $0.10 per diluted share of previously unrecognized tax benefits related to prior years.  Our net loss for the three months ended June 30, 2006 includes $3.1 million ($1.6 million, net of taxes), or $0.03 per diluted share after tax, of stock-based compensation expense.

Our profitability is dependent upon revenues from the sales of our video game software.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended June 30, 2007 decreased 25% from the same period last fiscal year, to $104.5 million from $138.8 million.  The decline in our net sales was primarily due to launching only one new title in the current quarter, Ratatouille, which was released at the end of the quarter in North America, compared to the same period last fiscal year that had five new releases, including Cars, which released earlier in that quarter in North America.

Costs and expenses decreased by 14% in the three months ended June 30, 2007, to $137.4 million from $159.8 million in the three months ended June 30, 2006.  The decrease in costs and expenses in the three months ended June 30, 2007 was primarily due to the decrease in software amortization and royalties related to our decrease in net sales.

Cash used in operations was $34.3 million during the three months ended June 30, 2007, as compared to cash used in operations of $55.4 million in the three months ended June 30, 2006.  The decrease in cash used in operations was primarily a result of a decrease in accounts receivable partially offset by an increase in software development spending.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Our Strategy

In order to increase our revenues and expand market share, we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms.  We are also focused on increasing the profitability of our business.  We intend to do this by executing on the following strategies:

•      increase sales and profits from our leading portfolio of mass-market franchises,

•      sequel and extend our growing portfolio of owned intellectual property,

•      pursue growing trends of digital content creation and distribution, and

•      expand our international business.

Additional information on our strategy as well as prospective business trends is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

In fiscal 2008, we expect to increase the revenue and profitability of our business from our revenue and profit achieved in fiscal 2007.  During the three months ended June 30, 2007, we successfully launched Ratatouille on nine separate platforms, including new generation consoles Microsoft Xbox 360 and Nintendo Wii.  We also entered into an agreement with leading Chinese game operator Shanda Interactive Entertainment Ltd. to bring our award winning PC title, Company of Heroes™ to the online market in mainland China in calendar 2008.  This agreement supports both our international expansion and digital content and distribution strategies.

We continue to increase our internal development capabilities and acquire and create intellectual property.  At June 30, 2007, we had 16 studios, which are staffed by producers, game designers, software engineers, artists, animators and game testers.  Our worldwide product development operations have grown and now include more than 1,600 people across our internal Studio System.  We plan to continue expanding our internal development capabilities by selectively acquiring and establishing development studios and through internal growth of our existing studios.  We are dedicating significant internal development resources to developing software tools and technologies for new generation platforms, and we expect to release games throughout the growth of the installed base of those platforms.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, under the caption “Critical Accounting Estimates,” except for our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).

FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions.  The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is “more likely than not” that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the “more likely than not” recognition threshold.  The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement.  See “Note 12 — Income Taxes” in the notes to the consolidated financial statements for further information regarding our adoption of FIN 48.

Results of Operations - Comparison of the Three Months Ended June 30, 2007 and 2006

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2007		2006		(Decrease)	Change
North America	$66,093	63.3%	$82,846	59.7%	$(16,753)	(20.2)%

Europe	25,406	24.3%	46,853	33.7%	(21,447)	(45.8)%
Asia Pacific	12,986	12.4%	9,130	6.6%	3,856	42.2%
International	38,392	36.7%	55,983	40.3%	(17,591)	(31.4)%
Consolidated net sales	$104,485	100.0%	$138,829	100.0%	$(34,344)	(24.7)%

North America net sales in the three months ended June 30, 2007 were primarily driven by the current quarter release of Ratatouille, catalog sales of the June 30, 2006 quarter release of Cars and the December 31, 2006 quarter release of WWE SmackDown vs. Raw 2007.

International net sales in the three months ended June 30, 2007 were primarily driven by strong sales of our catalog titles, led by Cars from the Disney•Pixar franchise, WWE SmackDown vs. Raw 2007 and Nicktoons: Battle for Volcano Island.

The decline in our net sales was primarily due to launching only one new title in the current quarter, Ratatouille, which was released at the end of the quarter in North America, compared to the same period last fiscal year that had five new releases, including Cars, which released earlier in that quarter in North America.

We expect net sales in North America to continue to constitute the largest portion of our consolidated net sales in fiscal 2008.  We expect to grow our international sales mix in fiscal 2008, as we expand our product portfolio and direct sales forces.

Net Sales by Platform

Our worldwide net sales by platform for the three months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,				Increase/
Platform	2007		2006		(Decrease)	% Change
Consoles
Microsoft Xbox 360	$10,347	9.9%	$11,949	8.6%	$(1,602)	(13.4)%
Microsoft Xbox	1,395	1.3	8,067	5.8	(6,672)	(82.7)
Nintendo Wii	6,324	6.1	—	—	6,324	—
Nintendo GameCube	4,173	4.0	11,699	8.4	(7,526)	(64.3)
Sony PlayStation 2	25,588	24.5	35,640	25.7	(10,052)	(28.2)
	47,827	45.8	67,355	48.5	(19,528)	(29.0)
Handheld
Nintendo Dual Screen	17,624	16.9	12,747	9.2	4,877	38.3
Nintendo Game Boy Advance	8,318	8.0	20,535	14.8	(12,217)	(59.5)
Sony PlayStation Portable	7,880	7.5	11,031	7.9	(3,151)	(28.6)
Wireless	4,374	4.2	7,635	5.5	(3,261)	(42.7)
	38,196	36.6	51,948	37.4	(13,752)	(26.5)

PC	18,064	17.3	19,170	13.8	(1,106)	(5.8)
Other	398	0.3	356	0.3	42	11.8
Total Net Sales	$104,485	100.0%	$138,829	100.0%	$(34,344)	(24.7)%

Console Platforms

Microsoft Xbox 360 Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$10,347	9.9%	$11,949	8.6%	(13.4)%

In the three months ended June 30, 2007, net sales of video games for Microsoft Xbox 360 (“Xbox 360”) were primarily driven by the current quarter release of Ratatouille and sales of Saints Row, an internally developed and owned catalog title initially released in the three months ended September 30, 2006.  We released one new title on Xbox 360 in each of the quarters ended June 30, 2007 and 2006.  Net sales decreased by $1.6 million in the three months ended June 30, 2007 as compared to the same period last fiscal year primarily due to the release of Ratatouille at the end of the quarter in North America, compared to the worldwide release of MotoGP 06 in the same period last fiscal year, partially offset by an increase in catalog sales in the three months ended June 30, 2007.

Microsoft Xbox Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$1,395	1.3%	$8,067	5.8%	(82.7)%

In the three months ended June 30, 2007, net sales of video games for Microsoft Xbox (“Xbox”) were primarily driven by the current quarter release of Ratatouille.  We released one new title on Xbox in each of the quarters ended June 30, 2007 and 2006.  Net sales decreased by $6.7 million in the three months ended June 30, 2007 as compared to the same period last fiscal year primarily due to consumer demand shifting to games for Microsoft’s new generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$6,324	6.1%	$—	—%	—%

Nintendo launched its new generation console, Nintendo Wii (“Wii”) in November 2006.  In the three months ended June 30, 2007, net sales of video games for Wii were primarily driven by the current quarter release of Ratatouille.  We have a strong line-up planned for this platform and expect the installed base of Wii to continue to grow.

Nintendo GameCube Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$4,173	4.0%	$11,699	8.4%	(64.3)%

In the three months ended June 30, 2007, net sales of video games for Nintendo GameCube (“GameCube”) were primarily driven by the current quarter release of Ratatouille.  Net sales decreased by $7.5 million in the three months ended June 30, 2007 as compared to the same period last fiscal year due to launching only one new title in the current quarter, Ratatouille, which was released at the end of the quarter in North America, compared to the same period last fiscal year that had two new releases, including Cars, which released earlier in that quarter in North America.  The decrease is also due to the consumer demand shift to games for Nintendo’s new generation console, Wii.

Sony PlayStation 2 Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$25,588	24.5%	$35,640	25.7%	(28.2)%

In the three months ended June 30, 2007, net sales of video games for PlayStation 2 (“PS2”) were primarily driven by the current quarter release of Ratatouille, as well as sales of catalog titles from our Disney•Pixar, Nickelodeon and WWE franchises.  Net sales decreased by $10.1 million in the three months ended June 30, 2007 as compared to the same period last fiscal year primarily due to launching only one new title in the current quarter, Ratatouille, which was released at the end of the quarter in North America, compared to the same period last fiscal year that had two new releases, including Cars, which released earlier in that quarter in North America.

Sony released its new generation console, PlayStation 3 (“PS3”), in November 2006.  We expect sales of games for PS2 to decline over time as the installed base for PS3 continues to grow.

Handheld Platforms

Nintendo Dual Screen Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$17,624	16.9%	$12,747	9.2%	38.3%

In the three months ended June 30, 2007, net sales of video games for the Nintendo Dual Screen (“DS”) were primarily driven by Ratatouille, as well as catalog titles including: Cars, Zoo Tycoon, Nicktoons: Battle for Vacation Island and Bratz: Forever Diamondz.  We released one new title on DS in each of the quarters ended June 30, 2007 and 2006.  Net sales increased by $4.9 million in the three months ended June 30, 2007 as compared to the same period last fiscal year due to an increase in sales of catalog titles as the installed base of the hardware has grown. The increase in sales of catalog titles was partially offset by lower sales of Ratatouille which was released at the end of the quarter in North America, compared to the same period last fiscal year when we released Cars, which released earlier in that quarter in North America.

The installed base of DS hardware is expected to grow significantly, and we plan to bring a strong lineup of titles to the platform.

Nintendo Game Boy Advance Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$8,318	8.0%	$20,535	14.8%	(59.5)%

In the three months ended June 30, 2007, net sales of video games for Game Boy Advance (“GBA”) were primarily driven by Ratatouille and sales of our catalog titles.  We released one new title on GBA in each of the quarters ended June 30, 2007 and 2006.  Net sales decreased by $12.2 million in the three months ended June 30, 2007, as compared to the same period last fiscal year primarily due to the consumer demand shift to DS.  We expect net sales from GBA products to continue to decline as a result of consumer demand shifting to DS and PlayStation Portable platforms.

Sony PlayStation Portable Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$7,880	7.5%	$11,031	7.9%	(28.6)%

In the three months ended June 30, 2007, net sales of video games for PlayStation Portable (“PSP”) were driven by the release of Ratatouille as well as catalog sales of the December 31, 2006 quarter release of WWE SmackDown vs. Raw 2007.  We released one new title on PSP in each of the quarters ended June 30, 2007 and 2006.  Net sales decreased by $3.2 million in the three months ended June 30, 2007 as compared to the same period last fiscal year primarily due to the release of Ratatouille at the end of the quarter in North America, compared to the same period last fiscal year when we released Cars, which released earlier in that quarter in North America.  As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

Wireless Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$4,374	4.2%	$7,635	5.5%	(42.7)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones.  Prior to December 1, 2006, we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG (“Minick”).

In the three months ended June 30, 2007, wireless net sales were primarily driven by games and other content based on Worms, Star Wars and major sports leagues.  Wireless net sales decreased by $3.3 million during the three months ended June 30, 2007 as compared to the same period last fiscal year.  The decrease in Wireless net sales is primarily because the prior year quarter included revenue from our controlling interest in Minick, which we sold in December 2006.

We expect wireless net sales to remain relatively flat in fiscal 2008, as compared to fiscal 2007.  Excluding net sales from Minick, we expect our wireless net sales to increase in fiscal 2008.

PC  Net Sales (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$18,064	17.3%	$19,170	13.8%	(5.8)%

In the three months ended June 30, 2007, net sales of PC products were primarily driven by sales of our catalog titles including: S.T.A.L.K.E.R.: Shadow of Chernobyl, Supreme Commander and our owned and internally developed property, Company of Heroes.  We released one new title in the three months ended June 30, 2007 and three in the same period last fiscal year.  Net sales decreased by $1.1 million in the three months ended June 30, 2007 primarily due to higher sales in the same period last fiscal year of our owned original property, Titan Quest, a new release in that quarter, compared to the increase in sales of catalog titles in the three months ended June 30, 2007.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

Costs and expenses decreased by $22.4 million, or 14%, in the three months ended June 30, 2007, as compared to the same period last fiscal year; this decrease was primarily due to the decrease in software amortization and royalties related to our decrease in net sales.

Cost of Sales — Product Costs (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$43,715	41.8%	$48,991	35.3%	(10.8)%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were higher by 6.5 points for the three months ended June 30, 2007 as compared to the same period last fiscal year.  This increase was primarily due to a greater mix of sales of our catalog titles relative to the same period last fiscal year.

Cost of Sales — Software Amortization and Royalties (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$12,598	12.1%	$25,291	18.2%	(50.2)%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues.  For the three months ended June 30, 2007, software amortization and royalties, as a percentage of net sales, decreased 6.1 points as compared to the same period last fiscal year.  This decrease was primarily due to higher amortization in the three months ended June 30, 2006, as a result of our decision to discontinue development of Sopranos on Xbox 360 as well as a greater number of new titles released  in that period.

Cost of Sales — License Amortization and Royalties (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$13,671	13.1%	$16,313	11.8%	(16.2)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  For the three months ended June 30, 2007, license amortization and royalties, as a percentage of net sales, increased by 1.3 points as compared to the same period last fiscal year.  This slight increase is due to a greater mix of sales of our catalog titles relative to the same period last fiscal year.

Cost of Sales — Venture Partner Expense (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$897	0.9%	$709	0.5%	26.5%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games.  For the three months ended June 30, 2007, venture partner expense increased by $0.2 million, as compared to the same period last fiscal year.  This increase is due to an increase in net sales of games based upon the WWE license.  See “Part II — Item 1 — Legal Proceedings” for information regarding our venture partner agreement.

Product Development (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$24,632	23.6%	$26,236	18.9%	(6.1)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $1.6 million for the three months ended June 30, 2007, as compared to the same period last fiscal year.  This decrease is primarily due to more products under development in the current period that were technologically feasible as compared to the same period last fiscal year.

Selling and Marketing (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$22,803	21.8%	$26,711	19.2%	(14.6)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three months ended June 30, 2007, selling and marketing expenses decreased by $3.9 million as compared to the same period last fiscal year.  The decrease in selling and marketing expenses in the three months ended June 30, 2007 on a dollar basis was primarily due to a reduction in trade show spending related to the “E3 Media and Business Summit.”

For the three months ended June 30, 2007, selling and marketing expenses increased by 2.6 points as a percentage of net sales.  This rate increase was primarily due to lower net sales of Ratatouille, which was released at the end of the quarter and expenses incurred in support of the upcoming release of our owned intellectual property, Stuntman: Ignition, in the second quarter of fiscal 2008.

General and Administrative (in thousands)

Three Months Ended June 30, 2007	% of net sales	Three Months Ended June 30, 2006	% of net sales	% change
$19,103	18.3%	$15,526	11.2%	23.0%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses increased during the three months ended June 30, 2007 by $3.6 million, as compared to the same period last fiscal year.  The increase was primarily due to an increase in legal and accounting fees, our continued international expansion and greater stock-based compensation expense.

Interest and Other Income, net

Interest and other income consists of interest earned on our short-term investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency.  Interest and other income increased by $4.6 million in the three months ended June 30, 2007 as compared to same period last fiscal year. The increase was due to i) higher average yields on higher average short-term investment balances and ii) foreign currency transaction gains.

Income Taxes

The effective tax rate for the three months ended June 30, 2007 and 2006 was 64% and 33%, respectively.  During the first quarter of fiscal 2008, we received a favorable resolution of our U.S. Federal income tax examinations for the tax years 1999 through March 31, 2005 resulting in the recognition of $7.2 million of unrecognized tax benefits of which $6.5 million had a favorable impact on the effective tax rate.  Excluding the impact of this and other first quarter discrete items, the effective tax rate would have been 35%. This rate is higher than the same period last year primarily due to the repeal of the Extraterritorial Income Exclusion and higher non-deductible stock-based compensation expense.

Liquidity and Capital Resources

(In thousands)	June 30, 2007	March 31, 2007	Change
Cash and cash equivalents	$136,953	$174,748	$(37,795)
Short-term investments	288,112	283,210	4,902
Cash, cash equivalents and short-term investments	$425,065	$457,958	$(32,893)

Percentage of total assets	42%	45%

	Three Months Ended June 30,
(In thousands)	2007	2006	Change
Cash used in operating activities	$(34,300)	$(55,352)	$21,052
Cash (used in) provided by investing activities	(16,407)	63,509	(79,916)
Cash provided by (used in) financing activities	11,594	(352)	11,946
Effect of exchange rate changes on cash	1,318	(1,664)	2,982
Net (decrease) increase in cash and cash equivalents	$(37,795)	$6,141	$(43,936)

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

Cash used in operating activities decreased by approximately $21.1 million for the three months ended June 30, 2007, as compared to the same period last fiscal year.  The decrease in cash used was primarily a result of a decrease in accounts receivable partially offset by an increase in software development spending.  We expect to generate positive operating cash flow for the full fiscal year 2008.

Cash Flow from Investing Activities.  Cash used in investing activities increased by approximately $79.9 million for the three months ended June 30, 2007, as compared to the same period last fiscal year, primarily due to movement between our short-term investments and our cash balances.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by approximately $11.9 million for the three months ended June 30, 2007, as compared to the same period last fiscal year, primarily due to common stock repurchases in the three months ended June 30, 2006.

Key Balance Sheet Accounts

Accounts Receivable.  Accounts receivable decreased by $30.4 million from $67.6 million at March 31, 2007 to $37.2 million at June 30, 2007.  The decrease in net accounts receivable is primarily due to lower net sales in the three months ended June 30, 2007 as compared to the three months ended March 31, 2007.  Accounts receivable allowances were $65.4 million as of June 30, 2007, a $15.1 million decrease from $80.5 million at March 31, 2007.  Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 7% as of June 30, 2007 and 2006.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $1.6 million from $27.4 million at March 31, 2007 to $29.0 million at June 30, 2007.  The increase in inventory is primarily due to the late current quarter release of Ratatouille.

Licenses.  Licenses decreased by $7.4 million from $91.1 million at March 31, 2007 to $83.7 million at June 30, 2007.  The decrease in licenses is primarily due to amortization of our Disney•Pixar license related to the current quarter release of Ratatouille.

Software Development.  Software development increased by $49.3 million from $164.3 million at March 31, 2007 to $213.6 million at June 30, 2007.  The increase in software development is primarily the result of our investment in new generation cross-platform titles scheduled to be released in fiscal 2008 and minimal software development amortization due to launching only one new title in the current quarter, Ratatouille.

Accrued and Other Current Liabilities.  Accrued and other current liabilities decreased by $3.4 million from $143.4 million at March 31, 2007 to $140.0 million at June 30, 2007.  The decrease in accrued and other current liabilities is primarily due to payments made to key license partners.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2006 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments
	License/
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments(1)	Advertising(2)	Leases(3)	Credit(4)	Total
Remainder of 2008	$78,246	$13,540	$10,898	$22,816	$125,500
2009	61,189	14,553	14,668	—	90,410
2010	46,014	14,357	14,078	—	74,449
2011	13,850	8,672	13,111	—	35,633
2012	850	2,848	11,315	—	15,013
Thereafter	1,100	4,983	24,283	—	30,366
	$201,249	$58,953	$88,353	$22,816	$371,371

(1)             Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2007 are approximately $201.2 million.  License/software development commitments in the table above include $55.8 million of commitments to licensors that are included in our consolidated balance sheet as of June 30, 2007 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)             Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)             Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)             Letters of Credit.  As of June 30, 2007, we had outstanding letters of credit of approximately $22.8 million.  Our previous credit facility expired on November 29, 2006 and we did not renew it.  On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products.  We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

For other potential future expenditures, refer to “Note 9 — Commitments and Contingencies” in the notes to the consolidated financial statements, herein.

Recently Issued Accounting Pronouncements

See “Note 16 - Recently Issued Accounting Pronouncements” in the notes to consolidated financial statements, herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations.  There have been no material changes in our market risk as described in Item 7A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, under the caption “Quantitative and Qualitative Disclosures About Market Risk.”

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

PART II — OTHER INFORMATION

Item 1.                          Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, under “Legal Proceedings,” as of the date hereof, except for the following:

WWE related Lawsuits

On July 30, 2007, in response to a request by JAKKS Pacific, Inc. and certain other defendants, which THQ and Brian Farrell joined, the Court stayed proceedings in the Connecticut state court action for a period of four months.

Operating Agreement with JAKKS Pacific, Inc.

On June 19, 2007, in response to our petition to the Superior Court in California, the Court established a process for selecting an arbitrator in this matter.  The Court also denied a request by JAKKS that, pending conclusion of the arbitration, we either be enjoined from distributing to ourselves any joint venture proceeds or be compelled to resume payments to JAKKS at the rate that was in effect prior to June 2006.  In accordance with the process established by the Court, on August 3, 2007 the Court selected an arbitrator and we expect the arbitration to commence in the near future.

Lawsuits related to our historical stock option granting practices

Kudor and Ramsey v. Haller, et. al.   We have filed a demurrer to the Consolidated Complaint in this state court action, and a hearing on the demurrer is currently scheduled for August 9, 2007.

Hawaii Laborers Pension Fund v. THQ, et. al.   We have filed a Motion to Dismiss the Amended Complaint in this federal court action, and a hearing on the motion is tentatively scheduled for August 20, 2007.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.                 Risk Factors

During the three months ended June 30, 2007, there were no material changes to the risk factors that were disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended June 30, 2007.

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

10.1	*	Second Amendment to the Confidential License Agreement for Game Boy Advance, effective as of April 9, 2007, by and between Nintendo of America Inc. and the Registrant.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Edward K. Zinser, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	THQ INC.
	By:	/s/ BRIAN J. FARRELL
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.
	By:	/s/ EDWARD K. ZINSER
Edward K. Zinser
Executive Vice President,
Chief Financial Officer and Chief Accounting Officer