Form 10-Q
period 2007-09-30
THQ INC
filed 2007-11-08
CIK 865570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-18813

THQ INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3541686 (I.R.S. Employer Identification No.)
29903 Agoura Road Agoura Hills, CA (Address of principal executive offices)	91301 (Zip Code)

Registrant's telephone number, including area code: (818) 871-5000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 2, 2007, there were 66,060,988 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I — Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets — September 30, 2007 and March 31, 2007
Condensed Consolidated Statements of Operations — for the Three and Six Month Periods Ended September 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows — for the Six Months Ended September 30, 2007 and 2006
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II — Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,347	$174,748
Short-term investments	204,585	283,210

Cash, cash equivalents and short-term investments	296,932	457,958
Accounts receivable, net of allowances	165,862	67,586
Inventory	41,814	27,381
Licenses	41,393	41,406
Software development	203,582	130,512
Income taxes receivable	17,939	18,525
Prepaid expenses and other current assets	13,731	16,238

Total current assets	781,253	759,606
Property and equipment, net	49,786	45,095
Licenses, net of current portion	56,739	49,661
Software development, net of current portion	37,520	33,766
Income taxes receivable, net of current portion	6,364	2,163
Deferred income taxes	15,812	15,812
Goodwill	98,871	88,688
Other long-term assets, net	20,557	18,750

TOTAL ASSETS	$1,066,902	$1,013,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,630	$28,225
Accrued and other current liabilities	168,007	143,418
Deferred income taxes	23,706	25,647

Total current liabilities	277,343	197,290
Other long-term liabilities	36,311	47,294
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized; 66,010,586 and 66,677,721 shares issued and outstanding as of September 30, 2007 and March 31, 2007, respectively	660	667
Additional paid-in capital	463,641	471,332
Accumulated other comprehensive income	25,905	17,603
Retained earnings	263,042	279,355

Total stockholders' equity	753,248	768,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,066,902	$1,013,541

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$229,349	$240,197	$333,834	$379,026
Costs and expenses:
Cost of sales — product costs	87,449	77,016	131,164	126,007
Cost of sales — software amortization and royalties	38,311	43,656	50,909	68,947
Cost of sales — license amortization and royalties	22,159	20,831	35,830	37,144
Cost of sales — venture partner expense	1,137	773	2,034	1,482
Product development	28,561	25,686	53,193	51,922
Selling and marketing	47,193	38,925	69,996	65,636
General and administrative	17,638	19,645	36,741	35,171

Total costs and expenses	242,448	226,532	379,867	386,309

Income (loss) from operations	(13,099)	13,665	(46,033)	(7,283)
Interest and other income, net	2,569	3,736	9,925	6,476

Income (loss) before income taxes and minority interest	(10,530)	17,401	(36,108)	(807)
Income taxes	(3,491)	5,857	(19,795)	(152)

Income (loss) before minority interest	(7,039)	11,544	(16,313)	(655)
Minority interest	—	45	—	143

Net income (loss)	$(7,039)	$11,589	$(16,313)	$(512)

Earnings (loss) per share — basic	$(0.11)	$0.18	$(0.24)	$(0.01)

Earnings (loss) per share — diluted	$(0.11)	$0.17	$(0.24)	$(0.01)

Shares used in per share calculation — basic	66,462	64,513	66,695	64,414

Shares used in per share calculation — diluted	66,462	66,726	66,695	64,414

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(16,313)	$(512)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest and other	—	48
Depreciation and amortization	8,714	6,952
Amortization of licenses and software development(1)	68,464	75,297
Loss on disposal of property and equipment	48	533
Stock-based compensation(2)	12,991	8,414
Tax benefit related to stock-based awards	7,044	5,254
Excess tax benefit related to stock-based awards	(4,223)	(3,384)
Deferred income taxes	—	12
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(93,106)	(28,435)
Inventory	(13,788)	(13,183)
Licenses	(29,614)	(31,070)
Software development	(121,011)	(101,146)
Prepaid expenses and other current assets	3,186	(23,353)
Accounts payable	55,625	22,006
Accrued and other liabilities	7,459	(2,189)
Income taxes	(5,334)	(291)

Net cash used in operating activities	(119,858)	(85,047)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	371,689	302,330
Purchase of short-term investments	(292,998)	(231,988)
Other long-term assets	(115)	(3,409)
Acquisitions, net of cash acquired	(6,633)	(4,950)
Purchases of property and equipment	(12,350)	(8,231)

Net cash provided by investing activities	59,593	53,752

FINANCING ACTIVITIES:
Stock repurchase	(41,776)	(10,061)
Proceeds from issuance of common stock to employees	13,722	21,753
Excess tax benefit related to stock-based awards	4,223	3,384

Net cash (used in) provided by financing activities	(23,831)	15,076
Effect of exchange rate changes on cash	1,695	(1,280)

Net decrease in cash and cash equivalents	(82,401)	(17,499)
Cash and cash equivalents — beginning of period	174,748	91,517

Cash and cash equivalents — end of period	$92,347	$74,018

(1)
Excludes amortization of capitalized stock-based compensation expense.
(2)
Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. (together with its subsidiaries, "THQ", we, us, our or the "Company"). In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. The most significant estimates relate to licenses, software development, accounts receivable allowances, income taxes and stock-based compensation expense. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Fiscal Quarter.

The results of operations for the three and six month periods ended September 30, 2007 and 2006 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2007	13 weeks	September 29, 2007
Three months ended September 30, 2006	13 weeks	September 30, 2006
Six months ended September 30, 2007	26 weeks	September 29, 2007
Six months ended September 30, 2006	26 weeks	September 30, 2006

For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

2.     Cash, Cash Equivalents, Short-Term Investments and Financial Instruments

Our investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such securities represent the investment of cash that is available for current operations. All of our short-term investments are classified as available-for-sale and are carried at fair market value with unrealized gains (losses) reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

The following table summarizes our cash, cash equivalents and short-term investments as of September 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$92,347	—	—	$92,347

Short-term investments:
U.S. agency securities	4,500	—	(1)	4,499
Municipal securities	173,051	85	(13)	173,123
Corporate notes	27,014	—	(51)	26,963

Total short-term investments	204,565	85	(65)	204,585

Cash, cash equivalents and short-term investments	$296,912	85	(65)	$296,932

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2007 (in thousands):

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$4,499	$(1)	$—	$—	$4,499	$(1)
Municipal securities	173,123	(13)	—	—	173,123	(13)
Corporate notes	26,963	(51)	—	—	26,963	(51)

Total short-term investments	$204,585	$(65)	$—	$—	$204,585	$(65)

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2007.

During the six months ended September 30, 2007 and 2006 there were no realized gains or losses from sales of available-for-sale securities. In addition to the $66,000 net unrealized gain in the six months ended September 30, 2007 from our short-term investments, we had an unrealized gain on our investment in Yuke's Co., Ltd. ("Yuke's") which is classified as available-for-sale and is included in other long-term assets (see "Note 7 — Other Long-Term Assets").

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2007 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$151,044	$151,054
Due after one year through two years	53,521	53,531

Total short-term investments	$204,565	$204,585

Financial Instruments.    As of September 30, 2007 and March 31, 2007, we had foreign exchange forward contracts in the notional amount of $61.6 million and $47.0 million, respectively. The net (loss) gain recognized from foreign currency contracts during the three and six month periods ended September 30, 2007 was $(733,000) and $155,000, respectively, and the net gain (loss) recognized from foreign currency contracts during the three and six month periods ended September 30, 2006 was $1.1 million and $(776,000), respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Prior to the related product's release, we expense, as part of cost of sales — license amortization and royalties, capitalized license costs when we estimate such amounts are not recoverable.

Licenses are expensed to cost of sales — license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management's estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales — license amortization and royalties expense may be larger than anticipated in any given quarter. As of September 30, 2007, the net carrying value of our licenses was $98.1 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

4.     Software Development

We utilize both internal development teams and third-party software developers to develop our software. We account for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS 86"). We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to product development expense in our consolidated statements of operations.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues. If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales — software amortization and royalties may be larger than anticipated in any given quarter. As of September 30, 2007, the net carrying value of our software development was $241.1 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments is expensed to cost of sales — software amortization and royalties as earned.

5.     Goodwill

The changes in the carrying amount of goodwill for the six months ended September 30, 2007 are as follows (in thousands):

Balance at March 31, 2007	$88,688
Goodwill acquired	6,339
Additional consideration paid for ValuSoft acquisition	1,800
Effect of foreign currency exchange rates and other	2,044

Balance at September 30, 2007	$98,871

6.     Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets. Other intangible assets are as follows (in thousands):

		September 30, 2007			March 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-4 years	$1,105	$(289)	$816	$953	$(715)	$238
Trade secrets	5 years	—	—	—	1,800	(1,800)	—
Trade names	3-10 years	1,631	(473)	1,158	2,100	(922)	1,178
Non-compete / Employment contracts	1.5-6.5 years	1,007	(781)	226	1,048	(828)	220

Total other intangible assets		$3,743	$(1,543)	$2,200	$5,901	$(4,265)	$1,636

Amortization of other intangible assets was $244,000 and $469,000 for the three and six month periods ended September 30, 2007, respectively, and $560,000 and $1.2 million for the three and six month periods ended September 30, 2006, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years, and are assessed for impairment as prescribed under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2008	$422
2009	611
2010	428
2011	303
2012	137
Thereafter	299

$2,200

7.     Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke's, a Japanese video game developer. For the six months ended September 30, 2007 and 2006 the unrealized holding gain (loss) related to our investment in Yuke's was $1.0 million and $(3.7) million, respectively, before income taxes. Additionally, development fees incurred but not yet paid were approximately $16.9 million and $6.0 million as of September 30, 2007 and March 31, 2007, respectively, and are included in accrued and other current liabilities in the condensed consolidated balance sheets.

Other long-term assets as of September 30, 2007 and March 31, 2007 are as follows (in thousands):

	September 30, 2007	March 31, 2007
Investment in Yuke's	$6,717	$5,726
Other intangible assets (see Note 6)	2,200	1,636
Other	11,640	11,388

Total other long-term assets	$20,557	$18,750

8.     Balance Sheet Details

Inventory.    Inventory at September 30, 2007 and March 31, 2007 consists of the following (in thousands):

	September 30, 2007	March 31, 2007
Components	$6,154	$1,693
Finished goods	35,660	25,688

Inventory	$41,814	$27,381

Property and Equipment, net.    Property and equipment, net at September 30, 2007 and March 31, 2007 consists of the following (in thousands):

	Useful Lives	September 30, 2007	March 31, 2007
Building	30 yrs	$730	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	62,179	50,777
Furniture, fixtures and equipment	5 yrs	9,137	8,262
Leasehold improvements	3-6 yrs	13,898	12,694
Automobiles	2-5 yrs	100	92

		86,445	72,945
Less: accumulated depreciation		(36,659)	(27,850)

Property and equipment, net		$49,786	$45,095

Depreciation expense associated with property and equipment amounted to $4.3 million and $8.2 million for the three and six month periods ended September 30, 2007, respectively, and $3.2 million and $6.3 million for the three and six month periods ended September 30, 2006, respectively.

Accrued and Other Current Liabilities.    Accrued and other current liabilities at September 30, 2007 and March 31, 2007 consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Accrued liabilities	$54,582	$31,125
Accrued compensation	33,041	36,591
Accrued developer milestones	22,355	9,387
Accrued venture partner expense	17,248	15,273
Accrued royalties	40,781	51,042

Accrued and other current liabilities	$168,007	$143,418

Other Long-Term Liabilities.    Other long-term liabilities at September 30, 2007 and March 31, 2007 consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Accrued royalties	$32,085	$43,966
Accrued liabilities	4,226	3,328

Other long-term liabilities	$36,311	$47,294

9.     Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
Remainder of 2008	$38,912	$8,535	$7,476	$42,753	$1,700	$99,376
2009	68,325	16,311	14,952	—	—	99,588
2010	45,655	17,169	14,315	—	—	77,139
2011	13,850	10,833	13,304	—	—	37,987
2012	850	2,848	11,473	—	—	15,171
Thereafter	1,100	4,983	24,412	—	—	30,495

	$168,692	$60,679	$85,932	$42,753	$1,700	$359,756

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2007 are approximately $168.7 million. License/software development commitments in the table above include $55.1 million of commitments to licensors that are included in our consolidated balance sheet as of September 30, 2007 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)
Letters of Credit.    As of September 30, 2007, we had outstanding letters of credit of approximately $42.8 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)
Other.    Included in accrued and other current liabilities in our condensed consolidated balance sheet at September 30, 2007 is $1.7 million of additional consideration payable to the selling shareholders of Universomo, a mobile game developer we acquired in May 2007, related to their meeting certain post-acquisition performance targets. Pursuant to the terms of the acquisition, there is potential additional consideration, up to $2.8 million, that can be earned through May 2009 for meeting certain additional performance targets.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of September 30, 2007 we had $12.1 million of unrecognized tax benefits. See "Note 12 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Legal Proceedings

WWE related Lawsuits

New York lawsuit.    On October 19, 2004, World Wrestling Entertainment, Inc. ("WWE") filed a lawsuit in the United States District Court for the Southern District of New York (the "Court") against JAKKS Pacific, Inc. ("JAKKS"), THQ, THQ/JAKKS Pacific LLC (the "LLC"), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ's president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff's RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants' motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants' motion seeking to dismiss the RICO claims on the basis of the threshold "enterprise" issue that was briefed (the "March 31 Order").

On April 7, 2006, the Company and the other defendants sought certification to appeal from the portion of the March 31 Order denying the motion to dismiss the RICO claim on the one ground that was briefed. Shortly thereafter, WWE filed a motion for re-argument with respect to the portion of the March 31 Order that dismissed the Sherman Act claim and, alternatively, sought judgment with respect to the Sherman Act claim so that it could pursue an immediate appeal. At a court hearing on April 26, 2006, the Court deferred a ruling on the requests for partial judgment and for certification and set briefing schedules with respect to the remaining grounds for defendants' motion to dismiss the RICO claim, currently the sole remaining basis for federal jurisdiction in this action, that were not the subject of the first round of briefing. The Court also established a briefing schedule for WWE's motion for re-argument of the dismissal of the Sherman Act claim. The briefing was completed in August of 2006 and a hearing was held in September of 2006. The Court has not yet ruled on the pending motions. Discovery in this action remains stayed.

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

Connecticut lawsuit.    On October 12, 2006, WWE filed a separate lawsuit against the Company and the LLC in the Superior Court of the State of Connecticut, alleging that the Company's agreements with Yuke's Co., Ltd. ("Yukes"), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE's written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. On February 8, 2007, the Company and the LLC jointly moved to strike one of the claims, for violation of the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to the defendants' ability to raise the same issue at a later date. On February 22, 2007, the Court established a schedule for this case, including discovery, and ordering that the case be "exposed for trial" as of October 14, 2008. However, on March 30, 2007, WWE moved for leave to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE's lawsuit in the Southern District of New York and to "cite in" the other defendants from that action. The defendants objected to this motion. At a hearing on May 8, 2007, the Court granted WWE's request to amend the complaint and add defendants. The Court also suspended deadlines under its existing scheduling order and indicated it will re-examine the schedule after the new defendants have been served and have appeared. The amended complaint was served on the Company and Brian Farrell on or about May 10, 2007. On July 30, 2007, in response to a request by JAKKS Pacific, Inc. and certain other defendants, which THQ and Brian Farrell joined, the Court stayed proceedings in the Connecticut state court action for a period of four months. The Company believes it and the LLC have several bases for defending any claim of breach of the WWE videogame license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories. We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.

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

Operating Agreement with JAKKS Pacific, Inc.

In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license. Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license. The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the "First Subsequent Distribution Period") is to be determined by agreement or, failing that, by arbitration.

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

On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles. Our petition sought a court order compelling JAKKS to comply with the arbitration provisions in the operating agreement and establishing a process and timeline for selecting an arbitrator. On or about May 22, 2007, JAKKS filed a response to our petition, as well as an application for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied JAKKS' request for preliminary relief. Pursuant to the process, the judge named a "shortlist" of five arbitrator candidates drawn from lists submitted by the parties, and afforded the parties five days to agree upon an arbitrator candidate, failing which the judge would appoint an arbitrator from the "shortlist." On July 18, 2007, JAKKS filed a notice of disqualification, purporting to disqualify all of the arbitrator candidates on the "shortlist" other than the one individual who had been among the candidates submitted by JAKKS. THQ objected to this notice. On July 31, 2007, the Court struck JAKKS's notice and selected an arbitrator from the "shortlist." On or about August 22, 2007 JAKKS filed in the Court of Appeal of the State of California a petition for writ of mandate/prohibition or other appropriate relief, seeking an order directing the judge to disqualify all of the arbitrator candidates other than the one individual who had been submitted by JAKKS. In its filing, JAKKS argued that this individual was the only "shortlist" candidate to file certain disclosures within a time period JAKKS maintains is required by statute. The Court of Appeal granted a temporary stay of the arbitration on August 30, 2007, and subsequently scheduled a hearing on JAKKS's petition for December 18, 2007. On the same day that the Court of Appeal issued its temporary stay, JAKKS filed a notice with the Superior Court that it was exercising its one-time peremptory challenge pursuant to the California Code of Civil Procedure to disqualify "without cause" the arbitrator chosen by the judge. We believe JAKKS's arguments before the Court of Appeal are without merit. We have filed an opposition to JAKKS's petition and intend to vigorously defend our position and the ruling of the judge in this matter. In light of JAKKS's filing, we cannot anticipate when the arbitration will commence.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

Other Litigation.

The Company is involved in routine litigation arising in the ordinary course of conducting its business. In the opinion of management, none of such pending litigation is expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

10.   Stock-based Compensation

Prior to July 20, 2006, we utilized two stock option plans: the THQ Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan") and the THQ Inc. Third Amended and Restated Nonexecutive Employee Stock Option Plan (the "NEEP Plan"). The 1997 Plan provided for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors, and the NEEP plan provided for the issuance of up to 2,142,000 shares available for nonexecutive employees of THQ of which no more than 20% was available for awards to our nonexecutive officers and no more than 15% was available for awards to the nonexecutive officers or general managers of our subsidiaries or divisions. The 1997 Plan and the NEEP Plan were cancelled on July 20, 2006, the same day THQ's stockholders approved the THQ Inc. 2006 Long-Term Incentive Plan ("LTIP").

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs"). The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company. The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights ("SARs"), restricted stock awards, other stock unit awards, and performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company. Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares. Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit. As of September 30, 2007, we had 3,425,867 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date. PARS and PARSUs that have been granted to our officers under the 1997 Plan and the LTIP vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year. In the six months ended September 30, 2007, it was determined that certain performance targets had been met with respect to our fiscal year ended March 31, 2007 and as such certain of our officers vested in 20% of their awards. PARSUs granted to our non-employee directors under the 1997 Plan are currently fully vested. Deferred Stock Units ("DSUs") granted to our non-employee directors under the LTIP vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant. The fair value of our nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date. The fair value of PARS, PARSUs and DSUs granted is amortized over the vesting period.

In March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan ("ESPP"). Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares at 85 percent of the lower of the fair market value of our common stock on the first day of the offering period or the last. Our first offering period began on March 1, 2007 and ended on August 31, 2007. On August 31, 2007, the most recent purchase date, employees purchased 124,650 shares of our common stock at a purchase price of $24.47. The fair value of the ESPP options granted is amortized over the offering period. The next offering period began on September 4, 2007 and will end on February 29, 2008. As of September 30, 2007, we had 375,350 shares available for issuance under the ESPP.

Any references we make to unspecified "stock-based compensation" and "stock-based awards" are intended to represent the collective group of all our awards: stock options, PARS, PARSUs, DSUs and ESPP options. Any references we make to "nonvested shares" and "vested shares" are intended to represent our PARS, PARSU and DSU awards.

For the three and six month periods ended September 30, 2007 and 2006, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Cost of sales — software amortization and royalties	$1,212	$163	$2,978	$163
Product development	1,135	981	2,172	1,776
Selling and marketing	795	831	1,510	1,224
General and administrative	3,822	3,343	6,331	5,251

Stock-based compensation expense before income taxes	6,964	5,318	12,991	8,414
Income tax benefit	(2,119)	(1,259)	(5,040)	(2,734)

Total stock-based compensation expense after income taxes	$4,845	$4,059	$7,951	$5,680

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in "Note 4 — Software Development." The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2007	$3,837
Stock-based compensation expense capitalized during the period	3,288
Amortization of capitalized stock-based compensation expense	(2,978)

Balance at September 30, 2007	$4,147

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three months ended September 30, 2007 and 2006 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the three and six month periods ended September 30, 2007 was estimated based on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock's historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected lives of our options is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—%	—%	—%	—%
Anticipated volatility	35%	37%	36%	37%
Weighted-average risk-free interest rate	4.2%	4.9%	4.5%	4.9%
Expected lives	3.0 years	3.0 years	3.2 years	3.2 years

The weighted-average grant-date fair value per share of options granted during the three and six month periods ended September 30, 2007 was $7.71 and $9.21, respectively. The weighted-average grant-date fair value per share of options granted during the three and six month periods ended September 30, 2006 was $6.71 and $7.39, respectively.

The fair value of our ESPP options for the six month offering period that began on September 4, 2007, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below and the per share fair value for that offering period was $7.63.

Employee Stock Purchase Plan
Dividend yield	—%
Anticipated volatility	37%
Weighted-average risk-free interest rate	4.2%
Expected lives	0.5 years

A summary of our stock option activity for the six months ended September 30, 2007 is as follows (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at April 1, 2007	7,564	$19.15
Granted	2,156	$29.85
Exercised	(720)	$15.93
Forfeited/expired/cancelled	(212)	$22.40

Outstanding at September 30, 2007	8,788	$21.96	3.2	$40,903

Vested and expected to vest	7,931	$21.58	3.1	$39,315

Exercisable at September 30, 2007	3,678	$16.43	2.2	$32,030

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at September 30, 2007. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at September 30, 2007. The aggregate intrinsic value of stock options exercised was $3.2 million and $11.8 million during the three and six month periods ended September 30, 2007, respectively, and $11.4 million and $16.8 million during the three and six month periods ended September 30, 2006, respectively.

A summary of the status of our nonvested shares as of September 30, 2007 and changes during the six months then ended, is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at March 31, 2007	339	$21.81
Granted	182	$31.72
Vested	(92)	$23.60
Forfeited/cancelled	—	—

Nonvested shares at September 30, 2007	429	$25.63

The weighted-average grant-date fair value of nonvested shares granted during the three and six month periods ended September 30, 2007 was $27.73 and $31.72, respectively, and $20.74 and $25.76 during the three and six month periods ended September 30, 2006, respectively.

The unrecognized compensation cost, that we expect to vest, related to our nonvested stock-based awards at September 30, 2007, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at September 30, 2007	Weighted- Average Period (in years)
Stock options	$29,533	1.5
Nonvested shares	9,038	3.9
ESPP	838	0.4

	$39,409

Cash received from exercises of stock options for the six months ended September 30, 2007 and 2006 was $11.5 million and $21.8 million, respectively. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $7.4 million and $5.3 million for the six months ended September 30, 2007 and 2006, respectively.

The fair value of all our stock-based awards that vested during the three and six month periods ended September 30, 2007 was $7.1 million and $14.8 million, respectively. The fair value of all our stock-based awards that vested during the three and six month periods ended September 30, 2006 was $5.0 million and $10.6 million, respectively.

Non-Employee Stock Warrants.    In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the six months ended September 30, 2007 and 2006.

At September 30, 2007 and 2006, we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32.

In accordance with EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For each of the three months ended September 30, 2007 and 2006, approximately $128,000 was amortized and included in cost of sales — license amortization and royalties expense. For the six months ended September 30, 2007 and 2006, approximately $255,000 and $483,000, respectively was amortized and included in cost of sales — license amortization and royalties expense.

11.   Capital Stock Transactions

As of March 31, 2007 we had $8.5 million authorized and available for common stock repurchases. On May 16, 2007 we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions. On July 31, 2007 we announced that our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, bringing the amount authorized and available for common stock repurchases up to $58.5 million as of that date. During the six months ended September 30, 2007, we repurchased 1,508,400 shares of our common stock for approximately $41.8 million, leaving approximately $16.7 million available for future repurchases. On October 30, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, bringing the amount authorized and available for common stock repurchases up to $41.7 million as of that date. There is no expiration date for the authorized repurchases.

On July 30, 2007 we amended our certificate of incorporation to increase our authorized number of shares of common stock to 225,000,000, from 75,000,000.

12.   Income Taxes

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is "more likely than not" that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the "more likely than not" recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 on April 1, 2007 had no impact on our beginning retained earnings balance.

We file income tax returns in the U.S. and various foreign jurisdictions.

As of April 1, 2007, we had $19.3 million in unrecognized tax benefits, of which $10.6 million would impact our tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in our condensed consolidated statement of operations. These items are classified as interest expense, which is included in interest and other income, net in our condensed consolidated statement of operations. As of April 1, 2007, we had accrued $0.7 million for interest and zero for the potential payment of penalties.

As of April 1, 2007 we were subject to a U.S. Federal income tax examination for the tax years 1999 through March 31, 2005, and a UK income tax examination for the fiscal year ended March 31, 2005. In addition, we are subject to a California income tax examination for the calendar year 2000 and a Texas franchise tax examination for the years 2001 through fiscal 2004.

During the first quarter of fiscal 2008, we received a favorable resolution to our U.S. Federal income tax examinations for the years 1999 through March 31, 2005. The resolution of these examinations resulted in the recognition of $7.2 million of unrecognized tax benefits of which $6.5 million favorably impacted our effective tax rate.

During the second quarter of fiscal 2008, there were no material changes affecting our unrecognized tax benefits. We became subject to a French tax audit for the fiscal years 2004 through 2007 and closed our fiscal year 2005 UK tax audit.

We do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months.

13.   Net Income (Loss) Per Share

Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted net income (loss) per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006
Net income (loss) used to compute basic and diluted earnings per share	$(7,039)	$11,589	$(16,313)	$(512)

Weighted-average number of shares outstanding — basic	66,462	64,513	66,695	64,414
Dilutive effect of stock options and warrants	—	2,213	—	—

Number of shares used to compute loss per share — diluted	66,462	66,726	66,695	64,414

14.   Comprehensive Income (Loss)

The table below presents the components of our comprehensive income (loss) for the three and six month periods ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(7,039)	$11,589	$(16,313)	$(512)
Other comprehensive income:
Foreign currency translation adjustment	4,794	1,531	7,617	3,558
Unrealized gain (loss) on investments, net of tax of $(480), $546, $(372) and $1,399, respectively	946	(910)	685	(2,329)

Other comprehensive income	5,740	621	8,302	1,229

Comprehensive income (loss)	$(1,299)	$12,210	$(8,011)	$717

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our net sales and total assets for the three and six month periods ended September 30, 2007 and 2006 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2007
Net sales to unaffiliated customers	$77,803	$135,989	$15,557	$229,349
Total assets	849,632	190,255	27,015	1,066,902
Six months ended September 30, 2007
Net sales to unaffiliated customers	$143,896	$161,395	$28,543	$333,834
Three months ended September 30, 2006
Net sales to unaffiliated customers	$132,642	$94,594	$12,961	$240,197
Total assets	748,036	128,327	20,383	896,746
Six months ended September 30, 2006
Net sales to unaffiliated customers	$215,488	$141,447	$22,091	$379,026

Information about THQ's net sales by platform for the three and six month periods ended September 30, 2007 and 2006 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform
	2007	2006	2007	2006
Consoles
Microsoft Xbox 360	$44,418	$52,420	$54,765	$64,369
Microsoft Xbox	357	5,247	1,752	13,315
Nintendo Wii	8,914	—	15,238	—
Nintendo GameCube	1,801	15,546	5,974	27,245
Sony PlayStation 3	13,282	—	13,282	—
Sony PlayStation 2	62,667	49,613	88,255	85,252

	131,439	122,826	179,266	190,181

Handheld
Nintendo Dual Screen	51,559	22,746	69,183	35,493
Nintendo Game Boy Advance	9,013	32,994	17,331	53,529
Sony PlayStation Portable	16,888	16,753	24,768	27,784
Wireless	4,874	6,967	9,248	14,602

	82,334	79,460	120,530	131,408

PC	15,576	37,911	33,640	57,081
Other	—	—	398	356

Total Net Sales	$229,349	$240,197	$333,834	$379,026

16.   Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("FAS 157"). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. FAS 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow projections and other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "upcoming" and other similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see "Part II — Item 1A. Risk Factors."

Overview

The following is a discussion of our operating results, as well as material changes in operating results and financial condition from prior reported periods. The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and 2006. All references to "we," "us," "our," "THQ," or the "Company" in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:1

  •
  Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

  •
  Handheld platforms such as Nintendo DS, Nintendo Game Boy Advance, PSP (PlayStation Portable), wireless devices; and

  •
  Personal computers.

1
Nintendo®, DS™, Game Boy® Advance, GameCube® and Wii™ are trademarks and/or registered trademarks of Nintendo of America Inc. ("Nintendo"). PSP®, PlayStation® and the "PS" Family logo are registered trademarks of Sony Computer Entertainment Inc. ("Sony"). Microsoft, Xbox®, Xbox 360™ and the Xbox logos are either registered trademarks or trademarks of Microsoft Corporation ("Microsoft") in the U.S. and/or in other countries and are used under license from Microsoft. Microsoft, Nintendo and Sony are referred to herein collectively as the "platform manufacturers" or the "manufacturers."

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars and Ratatouille; World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar and Nicktoons; Bratz™; MotoGP; Warhammer® 40,000™; and the Ultimate Fighting Championship®; as well as others. We also have licenses to create wireless games and other wireless content based on Disney•Pixar's Ratatouille as well as Star Wars and major sports leagues. In addition to licensed properties, we also develop games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans!®, Juiced™, MX vs. ATV™, Red Faction®, Saints Row™ and Stuntman®.

Our business is dependent upon entering into license agreements with the platform manufacturers, which allow us the right to develop, publish and distribute titles for use on such manufacturer's platform. Our platform licenses include licenses to publish on consoles and handheld platforms manufactured by Nintendo, Sony and Microsoft. Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We are currently licensed or are in negotiations to license rights to publish and distribute titles on all platforms that are currently sold in North America. Our key platform licenses also allow us to publish and distribute titles in Europe, Australia, New Zealand and Japan. We are also licensed to publish and distribute titles for PlayStation 2, Xbox and Xbox 360 in various additional territories, including parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

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

Overview of Financial Results for the Three and Six Month Periods Ended September 30, 2007

Our net loss for the three months ended September 30, 2007 was $7.0 million, or $0.11 per diluted share, compared to net income of $11.6 million, or $0.17 per diluted share, for the same period last fiscal year. Our net loss for the three months ended September 30, 2007 includes $4.8 million, or $0.08 per diluted share, of stock-based compensation expense, net of related tax benefits. Our net income for the three months ended September 30, 2006 includes $4.1 million, or $0.06 per diluted share, of stock-based compensation expense, net of related tax benefits.

Our net loss for the six months ended September 30, 2007 was $16.3 million, or $0.24 per diluted share, compared to a net loss of $0.5 million, or $0.01 per diluted share, for the same period last fiscal year. Our net loss for the six months ended September 30, 2007 includes: i) $8.0 million, or $0.11 per diluted share, of stock-based compensation expense, net of related tax benefits and ii) the recognition of $6.5 million, or $0.10 per diluted share of previously unrecognized tax benefits related to prior years. Our net loss for the six months ended September 30, 2006 includes $5.7 million, or $0.09 per diluted share, of stock-based compensation expense, net of related tax benefits.

Our profitability is dependent upon revenues from the sales of our video game software. Profitability is also affected by the costs and expenses associated with developing and publishing our games. Net sales in the three months ended September 30, 2007 decreased 5% from the same period last fiscal year, to $229.3 million from $240.2 million, and net sales in the six months ended September 30, 2007 decreased 12% from the same period last fiscal year, to $333.8 million from $379.0 million. The decline in our net sales in the three months ended September 30, 2007 was primarily due to performance of the current quarter release of Stuntman: Ignition, which included the impact of price protection granted in the quarter, as compared to performance of Saints Row in the same period last fiscal year. Additionally, the decline in our net sales in the six months ended September 30, 2007 was due to the performance of Ratatouille, relative to Cars in the same period last fiscal year.

Costs and expenses increased by $15.9 million, or 7%, in the three months ended September 30, 2007, and decreased by $6.4 million, or 2% in the six months ended September 30, 2007, as compared to the same periods last fiscal year. The increase in the three months ended September 30, 2007 was primarily due to the increase in product costs as well as the increase in selling and marketing expenses supporting the launch of our owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights. The decrease in the six months ended September 30, 2007 was primarily due to the decrease in software amortization and royalties related to our decrease in net sales, partially offset by the increase in selling and marketing expenses as a result of supporting the launch of Stuntman: Ignition and Juiced 2: Hot Import Nights.

Cash used in operations was $119.9 million during the six months ended September 30, 2007, as compared to cash used in operations of $85.0 million in the same period last fiscal year. The increase in cash used in operations was primarily a result of an increase in accounts receivable, partially offset by an increase in accounts payable.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our net sales occurring in the December quarter.

Executing on Our Strategy

In order to increase our revenues and expand market share, we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms. We are also focused on increasing the profitability of our business. We intend to accomplish these goals by executing on the following strategies:

  •
  increase sales and profits from our leading portfolio of mass-market franchises,

  •
  sequel and extend our growing portfolio of owned intellectual property,

  •
  pursue growing trends of digital content creation and distribution, and

  •
  expand our international business.

In fiscal 2008, we expect to increase our revenues slightly from the prior fiscal year. Our revenues will be driven by a balanced mix of mass-market and owned intellectual properties, including licensed titles WWE SmackDown vs. Raw, Disney•Pixar's Ratatouille and Cars 2: Mater-National, Nickelodeon's Avatar and Nicktoons, and owned intellectual properties Frontlines: Fuel of War, Juiced 2: Hot Import Nights, MX vs. ATV Untamed and Stuntman: Ignition. However, we expect our increased investment in marketing and product creation costs to outpace our slight revenue growth, resulting in lower profitability compared with last fiscal year. We expect to return to higher revenue growth and higher profitability in fiscal 2009 as we generate more operating leverage on higher sales levels and a larger installed base of hardware.

During the three months ended September 30, 2007, we executed on our mass-market strategy with the release of Bratz: The Movie on multiple platforms. We also continued to bolster our handheld leadership with the launch of a new original title, Drawn to Life, exclusively for the Nintendo DS. In addition, we announced an agreement with American Girl, a division of Mattel, Inc., for rights to publish games based on the American Girl line of dolls and books.

During the quarter, we launched sequels to our owned intellectual properties Juiced 2: Hot Import Nights on Microsoft Xbox 360, Sony PlayStation 2 and Nintendo DS; and Stuntman: Ignition on Microsoft Xbox 360, PS3 and PS2. We also launched the latest installment of our Company of Heroes franchise, Company of Heroes: Opposing Fronts, for PC.

We continue to grow new revenue streams as they develop (e.g., in-game advertising and downloadable content/micro-transactions), and we believe they will become more significant to our business over time. In fiscal 2008, we continue to position our products for the wireless platform for future growth, adding new brands and development capabilities to the platform. We also recently announced plans to launch our first downloadable games for Xbox Live® Arcade, starting with SpongeBob SquarePants in November 2007.

In the three and six month periods ended September 30, 2007 we continued to expand our international business. International net sales comprised 66% and 57% of total net sales, respectively, for the three and six month periods ended September 30, 2007, up from 45% and 43% for the same periods last fiscal year. The increased sales are attributable to our continued focus on releasing content with international appeal, such as Ratatouille, Juiced 2: Hot Import Nights, and MotoGP 2007. They also reflect our expanded direct sales presence in Europe and Asia. We plan on continued international growth as we explore new gaming opportunities in developing markets in Europe and Asia, especially China and Korea.

Additional information on our strategy as well as prospective business trends is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, under the caption "Critical Accounting Estimates," except for our adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN 48").

FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is "more likely than not" that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the "more likely than not" recognition threshold. The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement. See "Note 12 — Income Taxes" in the notes to the condensed consolidated financial statements for further information regarding our adoption of FIN 48.

Results of Operations — Comparison of the Three and Six Month Periods Ended September 30, 2007 and 2006

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for the three and six month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
					Increase/ (Decrease)	% Change
	2007		2006
North America	$77,803	33.9%	$132,642	55.2%	$(54,839)	(41.3)%
Europe	135,989	59.3	94,594	39.4	41,395	43.8
Asia Pacific	15,557	6.8	12,961	5.4	2,596	20.0

International	151,546	66.1	107,555	44.8	43,991	40.9

Consolidated net sales	$229,349	100.0%	$240,197	100.0%	$(10,848)	(4.5)%

	Six Months Ended September 30,
					Increase/ (Decrease)	% Change
	2007		2006
North America	$143,896	43.1%	$215,488	56.9%	$(71,592)	(33.2)%
Europe	161,395	48.3	141,447	37.3	19,948	14.1
Asia Pacific	28,543	8.6	22,091	5.8	6,452	29.2

International	189,938	56.9	163,538	43.1	26,400	16.1

Consolidated net sales	$333,834	100.0%	$379,026	100.0%	$(45,192)	(11.9)%

Worldwide net sales in the three and six month periods ended September 30, 2007 were driven by Ratatouille, the current quarter releases of internally developed and owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights, as well as sales of our catalog titles.

The net sales decrease in North America in both the three and six month periods ended September 30, 2007 was due to the following:

  •
  sales of Cars in the three and six month periods ended September 30, 2006 outperformed sales of Ratatouille in the current year periods;

  •
  sales of Saints Row, released in the three months ended September 30, 2006 on Xbox 360 outperformed sales of Stuntman: Ignition, released in the three months ended September 30, 2007 on Xbox 360, PS3 and PS2. Additionally we encountered higher than expected price protection on Stuntman: Ignition;

  •
  sales of licensed titles in the three and six month periods ended September 30, 2006, such as Monster House, for which there were no comparable releases in the current year periods; and

  •
  lower sales of our catalog titles.

The increase in international net sales in the three months ended September 30, 2007 was primarily due to sales of the following titles:

  •
  sales of our two owned intellectual properties Juiced 2: Hot Import Nights and Stuntman: Ignition (new releases on several platforms in the three months ended September 30, 2007), outperformed the release of our one owned intellectual property released in the same period last fiscal year, Saints Row, which was released solely on Xbox 360;

  •
  sales of Ratatouille in the three months ended September 30, 2007 outperformed sales of Cars in the same period last fiscal year; and

  •
  strong sales of DS titles, including Worms 2, Drawn to Life, PurrPals and Zoo Tycoon.

In addition to these titles, the increase in international net sales in the six months ended September 30, 2007 was due to a significant increase in catalog units shipped.

Changes in exchange rates increased our reported international net sales by $10.4 million and $13.2 million in the three and six month periods ended September 30, 2007.

We expect net sales in North America to constitute approximately half of our consolidated net sales in fiscal 2008 as we continue to expand our international product portfolio and direct sales forces.

Net Sales by Platform

Our worldwide net sales by platform for the three and six month periods ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,
Platform					Increase/ (Decrease)	% Change
	2007		2006
Consoles
Microsoft Xbox 360	$44,418	19.4%	$52,420	21.8%	$(8,002)	(15.3)%
Microsoft Xbox	357	0.1	5,247	2.2	(4,890)	(93.2)
Nintendo Wii	8,914	3.9	—	—	8,914	—
Nintendo GameCube	1,801	0.8	15,546	6.5	(13,745)	(88.4)
Sony PlayStation 3	13,282	5.8	—	—	13,282	—
Sony PlayStation 2	62,667	27.3	49,613	20.6	13,054	26.3

	131,439	57.3	122,826	51.1	8,613	7.0

Handheld
Nintendo Dual Screen	51,559	22.5	22,746	9.5	28,813	126.7
Nintendo Game Boy Advance	9,013	3.9	32,994	13.7	(23,981)	(72.7)
Sony PlayStation Portable	16,888	7.4	16,753	7.0	135	0.8
Wireless	4,874	2.1	6,967	2.9	(2,093)	(30.0)

	82,334	35.9	79,460	33.1	2,874	3.6

PC	15,576	6.8	37,911	15.8	(22,335)	(58.9)
Other	—	—	—	—	—	—

Total Net Sales	$229,349	100.0%	$240,197	100.0%	$(10,848)	(4.5)%

	Six Months Ended September 30,
Platform					Increase/ (Decrease)	% Change
	2007		2006
Consoles
Microsoft Xbox 360	$54,765	16.4%	$64,369	17.0%	$(9,604)	(14.9)%
Microsoft Xbox	1,752	0.5	13,315	3.5	(11,563)	(86.8)
Nintendo Wii	15,238	4.6	—	—	15,238	—
Nintendo GameCube	5,974	1.8	27,245	7.2	(21,271)	(78.1)
Sony PlayStation 3	13,282	4.0	—	—	13,282	—
Sony PlayStation 2	88,255	26.4	85,252	22.5	3,003	3.5

	179,266	53.7	190,181	50.2	(10,915)	(5.7)

Handheld
Nintendo Dual Screen	69,183	20.7	35,493	9.4	33,690	94.9
Nintendo Game Boy Advance	17,331	5.2	53,529	14.1	(36,198)	(67.6)
Sony PlayStation Portable	24,768	7.4	27,784	7.3	(3,016)	(10.9)
Wireless	9,248	2.8	14,602	3.8	(5,354)	(36.7)

	120,530	36.1	131,408	34.6	(10,878)	(8.3)

PC	33,640	10.1	57,081	15.1	(23,441)	(41.1)
Other	398	0.1	356	0.1	42	11.8

Total Net Sales	$333,834	100.0%	$379,026	100.0%	$(45,192)	(11.9)%

Console Platforms

Microsoft Xbox 360 Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$44,418	19.4%	$52,420	21.8%	(15.3)%

Six Months Ended	$54,765	16.4%	$64,369	17.0%	(14.9)%

In the three and six month periods ended September 30, 2007, net sales of video games for Microsoft Xbox 360 ("Xbox 360") were primarily driven by the current quarter releases of internally developed and owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights, along with MotoGP '07 and Ratatouille. We released four and one new titles on Xbox 360 in the three months ended September 30, 2007 and 2006, respectively, and we released five and two new titles in the six months ended September 30, 2007 and 2006, respectively. Net sales decreased by $8.0 million and $9.6 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year. The decreases are attributable to the decline in North America sales primarily due to lower net sales of our two owned intellectual properties in the current year periods, Stuntman: Ignition and Juiced 2: Hot Import Nights, as compared to our internally developed, owned intellectual property Saints Row in the same period last fiscal year.

Microsoft Xbox Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$357	0.1%	$5,247	2.2%	(93.2)%

Six Months Ended	$1,752	0.5%	$13,315	3.5%	(86.8)%

In the three and six month periods ended September 30, 2007, net sales of video games for Microsoft Xbox ("Xbox") were primarily driven by Ratatouille. We released no new titles on Xbox in the three months ended September 30, 2007 and 2006 and we released one new title in each of the six month periods ended September 30, 2007 and 2006. Net sales decreased by $4.9 million and $11.6 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year primarily due to consumer demand shifting to games for Microsoft's new generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$8,914	3.9%	$—	—%	—%

Six Months Ended	$15,238	4.6%	$—	—%	—%

Nintendo launched its new generation console, Nintendo Wii ("Wii") in November 2006. In the three months ended September 30, 2007, net sales of video games for Wii were primarily driven by sales of Ratatouille in our international territories as well as sales of the current quarter release, Bratz: The Movie in North America. In the six months ended September 30, 2007, net sales of video games for Wii were primarily driven by worldwide sales of Ratatouille, which was released in North America in the quarter ended June 30, 2007 and released internationally in the current quarter. We plan to release additional titles for Wii as the installed base continues to grow.

Nintendo GameCube Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$1,801	0.8%	$15,546	6.5%	(88.4)%

Six Months Ended	$5,974	1.8%	$27,245	7.2%	(78.1)%

In the three and six month periods ended September 30, 2007, net sales of video games for Nintendo GameCube ("GameCube") were primarily driven by sales of Ratatouille. Net sales decreased by $13.7 million and $21.3 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year due to only one new release, Ratatouille, in the six months ended September 30, 2007, as compared to five new releases, including Cars, in the same period last fiscal year. The decreases are also due to the consumer demand shift to games for Nintendo's new generation console, Wii.

Sony PlayStation 3 Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$13,282	5.8%	$—	—%	—%

Six Months Ended	$13,282	4.0%	$—	—%	—%

Sony released its new generation console, PlayStation 3 ("PS3"), in November 2006. In the three and six month periods ended September 30, 2007, net sales of video games for PS3 were primarily driven by the current quarter release of Stuntman: Ignition and international sales of Ratatouille. We plan to release Ratatouille on this platform in North America in the December quarter of the current fiscal year in connection with the Disney•Pixar film's DVD release. We plan to release additional titles for PS3 as the installed base continues to grow.

Sony PlayStation 2 Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$62,667	27.3%	$49,613	20.6%	26.3%

Six Months Ended	$88,255	26.4%	$85,252	22.5%	3.5%

In the three months ended September 30, 2007, net sales of video games for Sony PlayStation 2 ("PS2") were primarily driven by sales of Ratatouille in our international markets, and worldwide sales of the current quarter releases of Stuntmanand Juiced 2: Hot Import Nights. We released three new titles on PS2 in the three months ended September 30, 2007 and 2006. Net sales increased by $13.1 million in the three months ended September 30, 2007 as compared to the same period last fiscal year primarily due to the following:

  •
  an increase in sales in our international markets as a result of current quarter releases including Juiced 2: Hot Import Nights, a title with strong international appeal, and Stuntman: Ignition, and

  •
  an increase in sales of our catalog titles including higher sales of WWE Smackdown vs. Raw 2007 compared to sales of WWE Smackdown vs. Raw 2006 in the same period last fiscal year.

In the six months ended September 30, 2007, net sales of video games for PS2 were primarily driven by sales of Ratatouille and Juiced 2: Hot Import Nights, both titles with a strong international appeal, and worldwide sales of Stuntman: Ignition. We released four and five new titles on PS2 in the six months ended September 30, 2007 and 2006, respectively. Net sales increased by $3.0 million in the six months ended September 30, 2007 as compared to the same period last fiscal year. This increase is primarily due to an increase in sales of our catalog titles including higher sales of WWE Smackdown vs. Raw 2007, compared to sales of WWE Smackdown vs. Raw 2006 in the same period last fiscal year. The increase in sales of our catalog titles was partially offset by a decrease in sales of our fiscal 2008 new releases. The decrease in sales of our new releases was primarily due to:

  •
  a decrease in North America sales as a result of fewer new releases and stronger performance of Cars in the prior year period as compared to Ratatouille in the current year period, partially offset by,

  •
  an increase in sales in our international markets as a result of current quarter releases including Juiced 2: Hot Import Nights and Stuntman: Ignition.

Sony released its new generation console, PS3, in November 2006. We expect sales of games for PS2 to decline over time as the installed base for PS3 continues to grow and software pricing on the PS2 platform declines.

Handheld Platforms

Nintendo Dual Screen Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$51,559	22.5%	$22,746	9.5%	126.7%

Six Months Ended	$69,183	20.7%	$35,493	9.4%	94.9%

In the three and six month periods ended September 30, 2007, net sales of video games for Nintendo DS ("DS") were primarily driven by sales of Ratatouille, Drawn to Life, PurrPals and Zoo Tycoon. We released five and four new titles on DS in the three months ended September 30, 2007 and 2006, respectively, and six and five new titles in the six months ended September 30, 2007 and 2006, respectively. Net sales increased by $28.8 million and $33.7 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year primarily due to growth in our international markets. The international growth is primarily due to:

  •
  an increase in sales of catalog titles including continued sales of fiscal 2007 releases such as Zoo Tycoon and Cars,

  •
  more new releases in the current periods and higher sales of Ratatouille relative to Cars in the prior year periods, and

  •
  sales of PurrPals, a title we distributed primarily in Europe.

The installed base of DS hardware is expected to continue growing, and we plan to continue our strong lineup of titles for this platform.

Nintendo Game Boy Advance Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$9,013	3.9%	$32,994	13.7%	(72.7)%

Six Months Ended	$17,331	5.2%	$53,529	14.1%	(67.6)%

In the three and six month periods ended September 30, 2007, net sales of video games for Nintendo Game Boy Advance ("GBA") were primarily driven by the June 30, 2007 quarter release of Ratatouille and sales of our catalog titles. We released one and five new titles on GBA in the three months ended September 30, 2007 and 2006, respectively, and two and six new titles in the six months ended September 30, 2007 and 2006, respectively. Net sales decreased by $24.0 million and $36.2 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year primarily due to consumer demand shifting to DS. We expect net sales from GBA products to continue to decline as a result of consumer demand shifting to DS.

Sony PlayStation Portable Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$16,888	7.4%	$16,753	7.0%	0.8%

Six Months Ended	$24,768	7.4%	$27,784	7.3%	(10.9)%

In the three and six month periods ended September 30, 2007, net sales of video games for Sony PlayStation Portable ("PSP") were driven by the June 30, 2007 quarter release of Ratatouille, sales of our catalog titles, and the current quarter release of Worms 2. We released one new title on PSP in each of the three months ended September 30, 2007 and 2006 and two new titles in each of the six months ended September 30, 2007 and 2006. Net sales were relatively flat and decreased by $3.0 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year. The decrease in the six months ended September 30, 2007 is primarily due to fewer units sold of Ratatouille compared to sales of Cars in the same period last fiscal year.

As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

Wireless Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$4,874	2.1%	$6,967	2.9%	(30.0)%

Six Months Ended	$9,248	2.8%	$14,602	3.8%	(36.7)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Prior to December 1, 2006, we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG ("Minick").

In the three and six month periods ended September 30, 2007, wireless net sales were primarily driven by games and other content based on Worms, Star Wars and major sports leagues. Wireless net sales decreased by $2.1 million and $5.4 million during the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year. The decreases in Wireless net sales were primarily because the three and six month periods ended September 30, 2006 included revenue from our controlling interest in Minick, which was sold in December 2006.

We expect wireless net sales to remain relatively flat in fiscal 2008, as compared to fiscal 2007. Excluding net sales from Minick in the prior year, we expect our wireless net sales to increase in fiscal 2008.

PC Net Sales (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$15,576	6.8%	$37,911	15.8%	(58.9)%

Six Months Ended	$33,640	10.1%	$57,081	15.1%	(41.1)%

In the three and six month periods ended September 30, 2007, net sales of PC products were primarily driven by the current quarter release of our owned intellectual property, Company of Heroes: Opposing Fronts and sales of Ratatouille. We released two new titles in each of the three months ended September 30, 2007 and 2006, and three and five new titles in the six months ended September 30, 2007 and 2006, respectively. Net sales decreased by $22.3 million and $23.4 million in the three and six month periods ended September 30, 2007, respectively, as compared to the same periods in the prior fiscal year. The decreases were primarily due to fewer new releases in the six months ended September 30, 2007 and lower sales from an expansion pack, Company of Heroes: Opposing Fronts in the current periods as compared to sales of the original Company of Heroes title in the same periods last fiscal year. Also contributing to the decrease were strong sales in the same period last fiscal year from our owned intellectual property, Titan Quest.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

Costs and expenses increased by $15.9 million, or 7%, in the three months ended September 30, 2007, and decreased by $6.4 million, or 2% in the six months ended September 30, 2007, as compared to the same periods last fiscal year. The increase in the three months ended September 30, 2007 was primarily due to the increase in product costs as well as the increase in selling and marketing expenses supporting the launch of our owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights. The decrease in the six months ended September 30, 2007 was primarily due to the decrease in software amortization and royalties related to our decrease in net sales, partially offset by the increase in selling and marketing expenses as a result of supporting the launch of Stuntman: Ignition and Juiced 2: Hot Import Nights.

Cost of Sales — Product Costs (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$87,449	38.1%	$77,016	32.1%	13.5%

Six Months Ended	$131,164	39.3%	$126,007	33.2%	4.1%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales were higher by approximately six points for both the three and six month periods ended September 30, 2007 as compared to the same periods last fiscal year. The increases were primarily due to:

  •
  price protection on Stuntman: Ignition and Juiced 2: Hot Import Nights, which significantly lowered the net sales of the titles relative to the manufacturing cost and

  •
  sales mix in the same periods last fiscal year that included Saints Row, which sold at a premium price and the higher gross margin PC product, Company of Heroes.

Cost of Sales — Software Amortization and Royalties (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$38,311	16.7%	$43,656	18.2%	(12.2)%

Six Months Ended	$50,909	15.3%	$68,947	18.2%	(26.2)%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. For the three and six month periods ended September 30, 2007, software amortization and royalties, as a percentage of net sales, decreased 1.5 points and 2.9 points, respectively, as compared to the same periods last fiscal year. This decrease was primarily due to higher amortization in the three and six month periods ended September 30, 2006, as a result of our decision to discontinue development of Sopranos on Xbox 360 and certain other PS3 and Xbox 360 games.

Cost of Sales — License Amortization and Royalties (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$22,159	9.7%	$20,831	8.7%	6.4%

Six Months Ended	$35,830	10.7%	$37,144	9.8%	(3.5)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. For both the three and six month periods ended September 30, 2007, license amortization and royalties, as a percentage of net sales, increased by approximately one point as compared to the same periods last fiscal year. These slight increases are due to the mix of titles in the three and six month periods ended September 30, 2007 as compared to the same periods last fiscal year.

Cost of Sales — Venture Partner Expense (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$1,137	0.5%	$773	0.3%	47.1%

Six Months Ended	$2,034	0.6%	$1,482	0.4%	37.2%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. ("JAKKS") have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. For the three and six month periods ended September 30, 2007, venture partner expense increased by $0.4 million and $0.6 million, respectively, as compared to the same periods last fiscal year. The increases are due to an increase in net sales of games based upon the WWE license. See "Note 9 — Commitments and Contingencies" in the notes to the condensed consolidated financial statements, herein.

Product Development (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$28,561	12.5%	$25,686	10.7%	11.2%

Six Months Ended	$53,193	15.9%	$51,922	13.7%	2.4%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense increased by $2.9 million and $1.3 million for the three and six month periods ended September 30, 2007, respectively, as compared to the same periods last fiscal year. The increases are primarily due to increased product development efforts to support future growth, including increased wireless game development due in part to our acquisition of Universomo, a mobile game developer based in Finland that we acquired in May 2007.

Selling and Marketing (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$47,193	20.6%	$38,925	16.2%	21.2%

Six Months Ended	$69,996	21.0%	$65,636	17.3%	6.6%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. For the three and six month periods ended September 30, 2007, selling and marketing expenses increased by $8.3 million and $4.4 million, respectively, as compared to the same periods last fiscal year. The increase in selling and marketing expenses on a dollar basis and as a percentage of net sales in the three and six month periods ended September 30, 2007 was primarily due to the current quarter launch of our owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights as compared to the marketing spend for the launch of one new title, Saints Row in the same period last fiscal year, which had first-party co-marketing support. This increase in the six months ended September 30, 2007 was partially offset by a reduction in trade show spending related to the new format for the "E3 Media and Business Summit."

General and Administrative (in thousands)

	September 30, 2007	% of net sales	September 30, 2006	% of net sales	% change
Three Months Ended	$17,638	7.7%	$19,645	8.2%	(10.2)%

Six Months Ended	$36,741	11.0%	$35,171	9.3%	4.5%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses decreased by approximately $2.0 million during the three months ended September 30, 2007 as compared to the same period last fiscal year. The decrease was primarily due to lower performance-based compensation and lower professional fees in the three months ended September 30, 2007. In the three months ended September 30, 2006 we incurred incremental professional fees related to an informal SEC inquiry into our stock option grant practices.

General and administrative expenses increased by $1.6 million during the six months ended September 30, 2007 as compared to the same period last fiscal year. The increase was due to higher European salary and related expenses due to expansion, as well as higher stock-based compensation expense, partially offset by lower performance-based compensation.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our short-term investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency. Interest and other income, net decreased by $1.2 million in the three months ended September 30, 2007 and increased $3.4 million in the six months ended September 30, 2007, as compared to same periods last fiscal year. The decrease in the three month period was primarily due to higher foreign currency transaction gains in the prior year period, partially offset by higher average yields on higher average short-term investment balances in the three months ended September 30, 2007. The increase in the six month period was primarily due to i) higher average yields on higher average short-term investment balances and ii) higher foreign currency transaction gains in the six months ended September 30, 2007.

Income Taxes

The effective tax rate for the six months ended September 30, 2007 and 2006 was 55% and 19%, respectively. During the first quarter of fiscal 2008, we received a favorable resolution on our U.S. Federal income tax examinations for the tax years 1999 through March 31, 2005. This examination resulted in the recognition of $7.2 million of unrecognized tax benefits of which $6.5 million had a favorable impact on the effective tax rate. Excluding the impact of this examination, stock-based compensation expense and its related tax effects and other discrete items, the effective tax rate would have been 33% for the six months ended September 30, 2007 and 31% for the six months ended September 30, 2006.

The effective tax rate for the six months ended September 30, 2007 includes nine months of federal research and development tax credits while the effective tax rate for the six months ended September 30, 2006 includes nine months of the Extraterritorial Income Exclusion and no federal research and development credit.

Liquidity and Capital Resources

(In thousands)	September 30, 2007	March 31, 2007	Change
Cash and cash equivalents	$92,347	$174,748	$(82,401)
Short-term investments	204,585	283,210	(78,625)

Cash, cash equivalents and short-term investments	$296,932	$457,958	$(161,026)

Percentage of total assets	28%	45%
	Six Months Ended September 30,
(In thousands)
	2007	2006	Change
Cash used in operating activities	$(119,858)	$(85,047)	$(34,811)
Cash provided by investing activities	59,593	53,752	5,841
Cash (used in) provided by financing activities	(23,831)	15,076	(38,907)
Effect of exchange rate changes on cash	1,695	(1,280)	2,975

Net decrease in cash and cash equivalents	$(82,401)	$(17,499)	$(64,902)

Cash Flow from Operating Activities.    Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

Cash used in operating activities increased by approximately $34.8 million for the six months ended September 30, 2007, as compared to the same period last fiscal year. The increase in cash used was primarily a result of an increase in accounts receivable, partially offset by an increase in accounts payable. We expect to generate positive operating cash flow for the full fiscal year 2008.

Cash Flow from Investing Activities.    Cash provided by investing activities increased by approximately $5.8 million for the six months ended September 30, 2007 as compared to the same period last fiscal year primarily due to movement between our short-term investments and our cash balances, partially offset by purchases of property and equipment.

Cash Flow from Financing Activities.    Cash used in financing activities increased by approximately $38.9 million for the six months ended September 30, 2007, as compared to the same period last fiscal year, primarily due to common stock repurchases in the six months ended September 30, 2007, partially offset by lower proceeds from issuance of common stock to employees.

Key Balance Sheet Accounts

Accounts Receivable.    Accounts receivable increased by $98.3 million from $67.6 million at March 31, 2007 to $165.9 million at September 30, 2007. The increase in net accounts receivable is primarily due to higher net sales in the three months ended September 30, 2007 as compared to the three months ended March 31, 2007. Accounts receivable allowances were $88.5 million as of September 30, 2007, or an $8.0 million increase from $80.5 million at March 31, 2007. Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 14% and 12% as of September 30, 2007 and 2006, respectively. We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.    Inventory increased by $14.4 million from $27.4 million at March 31, 2007 to $41.8 million at September 30, 2007. The increase in inventory is primarily due to inventory on hand for anticipated re-orders.

Licenses.    Licenses increased by $7.0 million from $91.1 million at March 31, 2007 to $98.1 million at September 30, 2007. The increase in licenses is primarily due to advance payments made to key licensors, partially offset by amortization of our existing licenses.

Software Development.    Software development increased by $76.8 million from $164.3 million at March 31, 2007 to $241.1 million at September 30, 2007. The increase in software development is primarily the result of our investment in new generation cross-platform titles scheduled to be released in the remainder of fiscal 2008 and in fiscal 2009, offset by software development amortization of titles released in the six months ended September 30, 2007. Approximately 56% of the software development asset balance at September 30, 2007 is for games that release this fiscal year.

Accounts Payable.    Accounts payable increased by $57.4 million from $28.2 million at March 31, 2007 to $85.6 million at September 30, 2007. The increase in accounts payable is primarily due to an increase in product purchases.

Accrued and Other Current Liabilities.    Accrued and other current liabilities increased by $24.6 million from $143.4 million at March 31, 2007 to $168.0 million at September 30, 2007. The increase in accrued and other current liabilities is primarily due to an increase in accrued developer milestones as well as an increase in our international value added tax accrual related to the increase in international net sales.

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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in "Part II — Item 1A. Risk Factors."

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License/ Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
Remainder of 2008	$38,912	$8,535	$7,476	$42,753	$1,700	$99,376
2009	68,325	16,311	14,952	—	—	99,588
2010	45,655	17,169	14,315	—	—	77,139
2011	13,850	10,833	13,304	—	—	37,987
2012	850	2,848	11,473	—	—	15,171
Thereafter	1,100	4,983	24,412	—	—	30,495

	$168,692	$60,679	$85,932	$42,753	$1,700	$359,756

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2007 are approximately $168.7 million. License/software development commitments in the table above include $55.1 million of commitments to licensors that are included in our consolidated balance sheet as of September 30, 2007 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)
Letters of Credit.    As of September 30, 2007, we had outstanding letters of credit of approximately $42.8 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)
Other.    Included in accrued and other current liabilities in our condensed consolidated balance sheet at September 30, 2007 is $1.7 million of additional consideration payable to the selling shareholders of Universomo, a mobile game developer we acquired in May 2007, related to their meeting certain post-acquisition performance targets. Pursuant to the terms of the acquisition, there is potential additional consideration, up to $2.8 million, that can be earned through May 2009 for meeting certain additional performance targets.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully enough developed under audit to quantify at this time, or (b) the years relating to the issues for certain jurisdictions are not currently under audit. As of September 30, 2007 we had $12.1 million of unrecognized tax benefits. See "Note 12 — Income Taxes" in the notes to the consolidated financial statements, herein for further information regarding the unrecognized tax benefits.

For other potential future expenditures, refer to "Note 9 — Commitments and Contingencies" in the notes to the consolidated financial statements, herein.

Recently Issued Accounting Pronouncements

See "Note 16 — Recently Issued Accounting Pronouncements" in the notes to consolidated financial statements, herein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. There have been no material changes in our market risk as described in Item 7A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, under the caption "Quantitative and Qualitative Disclosures About Market Risk."

Item 4.    Controls and Procedures

(a) Definition and limitations of disclosure controls.    Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis to determine if improvements or modifications are necessary.

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

(b) Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

42

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and as updated in Part II, Item 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, both under "Legal Proceedings," as of the date hereof, except for the following:

Operating Agreement with JAKKS Pacific, Inc.

At a hearing on June 19, 2007 (with an subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied JAKKS' request for preliminary relief. Pursuant to the process, the judge named a "shortlist" of five arbitrator candidates drawn from lists submitted by the parties, and afforded the parties five days to agree upon an arbitrator candidate, failing which the judge would appoint an arbitrator from the "shortlist." On July 18, 2007, JAKKS filed a notice of disqualification, purporting to disqualify all of the arbitrator candidates on the "shortlist" other than the one individual who had been among the candidates submitted by JAKKS. THQ objected to this notice. On July 31, 2007, the Court struck JAKKS's notice and selected an arbitrator from the "shortlist." On or about August 22, 2007 JAKKS filed in the Court of Appeal of the State of California a petition for writ of mandate/prohibition or other appropriate relief, seeking an order directing the judge to disqualify all of the arbitrator candidates other than the one individual who had been submitted by JAKKS. In its filing, JAKKS argued that this individual was the only "shortlist" candidate to file certain disclosures within a time period JAKKS maintains is required by statute. The Court of Appeal granted a temporary stay of the arbitration on August 30, 2007, and subsequently scheduled a hearing on JAKKS's petition for December 18, 2007. On the same day that the Court of Appeal issued its temporary stay, JAKKS filed a notice with the Superior Court that it was exercising its one-time peremptory challenge pursuant to the California Code of Civil Procedure to disqualify "without cause" the arbitrator chosen by the judge. We believe JAKKS's arguments before the Court of Appeal are without merit. We have filed an opposition to JAKKS's petition and intend to vigorously defend our position and the ruling of the judge in this matter. In light of JAKKS's filing, we cannot anticipate when the arbitration will commence.

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.    On September 11, 2007, the Court heard oral arguments on the defendants' demurrer in this action and on October 22, 2007 the judge denied the defendants' demurrer. We intend to continue defending ourselves vigorously against the plaintiffs' claims.

Hawaii Laborers Pension Fund v. THQ, et. Al.    On August 20, 2007, following oral argument, the district court granted the defendants' motion to dismiss, with leave to amend. The judge subsequently issued an order on August 23, 2007. The plaintiffs' filed an amended complaint on October 12, 2007. We are currently reviewing the amended complaint, and we and the other defendants intend to defend ourselves vigorously against plaintiffs' claims.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.    Risk Factors

During the six months ended September 30, 2007, there were no material changes to the risk factors that were disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the Company's repurchases of our common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans
July 1 - July 31	—	—	—	—
August 1 - August 31	1,508,400	$27.6957	1,508,400	$16,720,000
September 1 - September 30	—	—	—	—
Total	1,508,400	$27.6957	1,508,400	$16,720,000

At various times prior to fiscal 2008, THQ's Board of Directors (the "Board") had authorized an aggregate of $75 million in stock repurchases, with no expiration date for the Corporation to make such repurchases. As a result of periodic repurchases by the Corporation prior to fiscal 2008, approximately $8.5 million in stock repurchase authorization remained as of April 1, 2007. On May 15, 2007, the Board authorized the repurchase of up to $25 million of THQ's common stock. On July 31, 2007, the Board authorized the repurchase of up to an additional $25 million of THQ's common stock. Pursuant to all of these authorizations, THQ may repurchase its common stock from time to time in compliance with the Securities and Exchange Commission's regulations and other legal requirements, and subject to market conditions and other factors. There is no expiration date for the repurchase authorizations and no publicly announced plan has expired during the period covered by the table.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on July 30, 2007. The following three matters were decided:

  1.
  Seven directors were elected:
	Votes For	Votes Withheld
Brian J. Farrell	54,363,718	7,808,106
Lawrence Burstein	49,410,539	12,761,285
Henry T. DeNero	49,921,821	12,250,003
Brian P. Dougherty	37,567,546	24,604,278
Jeffrey W. Griffiths	50,116,815	12,055,009
Gary E. Rieschel	55,270,641	6,901,183
James Whims	50,182,525	11,989,299

  2.
  A proposal to approve an Amendment to THQ Inc.'s Certificate of Incorporation to increase the number of authorized shares of common stock to 225,000,000 was approved by a vote of 49,106,549 for; 13,014,740 against; and 50,535 abstaining.

  3.
  A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008 was approved by a vote of 59,425,754 for; 2,735,904 against; and 10,166 abstaining.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number		Title
3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the "S-3 Registration Statement")).
3.2		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the "June 2001 10-Q")).
3.4	*	Amendment to Certificate of Incorporation
3.5		Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K, dated June 22, 2000).
3.6
Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant's Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the "August 2001 8-A")).
3.7
Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (the "September 2001 10-Q")).
4.1
Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant's August 2001 8-A).
4.2
First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant's Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813) (the "April 2002 8-A")).
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

Dated: November 8, 2007	THQ INC.
	By:	/s/ BRIAN J. FARRELL Brian J. Farrell Chairman of the Board, President and Chief Executive Officer
THQ INC.
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President, Chief Financial Officer and Chief Accounting Officer

QuickLinks

THQ INC. AND SUBSIDIARIES INDEX
  Part I — Financial Information Item 1. Condensed Consolidated Financial Statements
THQ INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
THQ INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
THQ INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
THQ INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits