Form 10-Q
period 2007-12-31
THQ INC
filed 2008-02-07
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 1, 2008, there were 66,510,983 shares of common stock outstanding.

THQ INC. AND SUBSIDIARIES
INDEX

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,433	$174,748
Short-term investments	156,911	283,210
Cash, cash equivalents and short-term investments	325,344	457,958
Accounts receivable, net of allowances	270,740	67,586
Inventory	43,584	27,381
Licenses	27,346	41,406
Software development	148,822	130,512
Income taxes receivable	5,890	18,525
Prepaid expenses and other current assets	14,954	16,238
Total current assets	836,680	759,606
Property and equipment, net	49,359	45,095
Licenses, net of current portion	61,356	49,661
Software development, net of current portion	26,066	33,766
Income taxes receivable, net of current portion	14,104	2,163
Deferred income taxes	15,812	15,812
Goodwill	99,026	88,688
Other long-term assets, net	15,880	18,750
TOTAL ASSETS	$1,118,283	$1,013,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,753	$28,225
Accrued and other current liabilities	205,562	143,418
Deferred income taxes	24,161	25,647
Total current liabilities	303,476	197,290
Other long-term liabilities	39,979	47,294
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized; 66,409,340 and 66,677,721 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	664	667
Additional paid-in capital	471,431	471,332
Accumulated other comprehensive income	24,184	17,603
Retained earnings	278,549	279,355
Total stockholders’ equity	774,828	768,957
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,118,283	$1,013,541

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$509,609	$475,741	$843,443	$854,767
Costs and expenses:
Cost of sales — product costs	175,568	162,110	306,732	288,117
Cost of sales — software amortization and royalties	126,270	71,417	177,179	140,364
Cost of sales — license amortization and royalties	50,420	49,759	86,250	86,903
Cost of sales — venture partner expense	19,207	13,503	21,241	14,985
Product development	41,311	21,912	94,504	73,834
Selling and marketing	65,499	51,213	135,495	116,849
General and administrative	15,528	24,100	52,269	59,271
Total costs and expenses	493,803	394,014	873,670	780,323
Income (loss) from continuing operations	15,806	81,727	(30,227)	74,444
Interest and other income, net	3,412	2,595	13,337	9,071
Income (loss) from continuing operations before income taxes and minority interest	19,218	84,322	(16,890)	83,515
Income taxes	5,224	24,367	(14,571)	24,215
Income (loss) from continuing operations before minority interest	13,994	59,955	(2,319)	59,300
Minority interest	—	(7)	—	136
Income (loss) from continuing operations	13,994	59,948	(2,319)	59,436
Gain on sale of discontinued operations, net of tax	1,513	2,107	1,513	2,107
Net income (loss)	$15,507	$62,055	$(806)	$61,543
Earnings (loss) per share — basic:
Continuing operations	$0.21	$0.92	$(0.03)	$0.92
Discontinued operations	0.02	0.03	0.02	0.03
Earnings (loss) per share — basic	$0.23	$0.95	$(0.01)	$0.95
Shares used in per share calculation — basic	66,118	65,387	66,502	64,737
Earnings (loss) per share — diluted:
Continuing operations	$0.21	$0.88	$(0.03)	$0.89
Discontinued operations	0.02	0.03	0.02	0.03
Earnings (loss) per share — diluted	$0.23	$0.91	$(0.01)	$0.92
Shares used in per share calculation — diluted	67,815	68,101	66,502	67,150

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended December 31,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(806)	$61,543
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest and other	—	54
Depreciation and amortization	13,425	11,420
Amortization of licenses and software development(1)	201,520	155,039
Gain on sale of discontinued operations	(1,513)	(2,353)
Loss on disposal of property and equipment	47	621
Stock-based compensation(2)	17,721	14,131
Tax benefit related to stock-based awards	4,393	6,483
Excess tax benefit related to stock-based awards	(2,325)	(4,091)
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(198,020)	(104,619)
Inventory	(15,582)	(16,206)
Licenses	(32,864)	(31,002)
Software development	(170,679)	(145,487)
Prepaid expenses and other current assets	2,036	(22,618)
Accounts payable	44,075	29,990
Accrued and other liabilities	50,339	49,952
Income taxes	(1,489)	24,407
Net cash (used in) provided by operating activities	(89,722)	27,264

INVESTING ACTIVITIES:
Proceeds from sales and maturities of short-term investments	498,689	474,105
Purchase of short-term investments	(372,072)	(429,841)
Other long-term assets	(351)	(2,457)
Acquisitions, net of cash acquired	(8,332)	(4,950)
Net proceeds from sale of discontinued operations	1,513	7,958
Purchases of property and equipment	(16,224)	(15,282)
Net cash provided by investing activities	103,223	29,533

FINANCING ACTIVITIES:
Stock repurchase	(41,776)	(10,061)
Proceeds from issuance of common stock to employees	20,545	28,493
Excess tax benefit related to stock-based awards	2,325	4,091
Net cash (used in) provided by financing activities	(18,906)	22,523
Effect of exchange rate changes on cash	(910)	542
Net (decrease) increase in cash and cash equivalents	(6,315)	79,862
Cash and cash equivalents — beginning of period	174,748	91,517
Cash and cash equivalents — end of period	$168,433	$171,379

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

Fiscal Quarter.

The results of operations for the three and nine month periods ended December 31, 2007 and 2006 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2007	13 weeks	December 29, 2007
Three months ended December 31, 2006	13 weeks	December 30, 2006
Nine months ended December 31, 2007	39 weeks	December 29, 2007
Nine months ended December 31, 2006	39 weeks	December 30, 2006

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

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

The following table summarizes our cash, cash equivalents and short-term investments as of December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$168,433	$—	$—	$168,433

Short-term investments:
U.S. agency securities	999	1	—	1,000
Municipal securities	133,343	345	—	133,688
Corporate notes	22,297	1	(75)	22,223
Total short-term investments	156,639	347	(75)	156,911
Cash, cash equivalents and short-term investments	$325,072	$347	$(75)	$325,344

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$1,000	$—	$—	$—	$1,000	$—
Municipal securities	133,688	—	—	—	133,688	—
Corporate notes	22,223	(75)	—	—	22,223	(75)
Total short-term investments	$156,911	$(75)	$—	$—	$156,911	$(75)

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

During the nine months ended December 31, 2007 and 2006 there were no realized gains or losses from sales of available-for-sale securities.  In addition to the $318,000 net unrealized gain in the nine months ended December 31, 2007 from our short-term investments, we had an unrealized gain on our investment in Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 7 — Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2007 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$106,304	$106,381
Due after one year through two years	50,335	50,530
Total short-term investments	$156,639	$156,911

Financial Instruments.  As of December 31, 2007 and March 31, 2007, we had foreign exchange forward contracts in the notional amount of $63.1 million and $47.0 million, respectively.  The net loss recognized from foreign currency contracts during the three and nine month periods ended December 31, 2007 was $1.8 million and $1.6 million, respectively, and the net loss recognized from foreign currency contracts during the three and nine month periods ended December 31, 2006 was $457,000 and $1.2 million, respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

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

Licenses are expensed to cost of sales — license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales — license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales — license amortization and royalties expense may be larger than anticipated in any given quarter.  As of December 31, 2007, the net carrying value of our licenses was $88.7 million.  If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales — software amortization and royalties may be larger than anticipated in any given quarter.  In the three months ended December 31, 2007, we recorded approximately $20.6 million of accelerated amortization due to the underperformance of certain previously released games and approximately $17.9 million of additional amortization expense related to the cancellation of certain games.  As of December 31, 2007, the net carrying value of our software development was $174.9 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products.  Any additional compensation earned beyond the milestone payments is expensed to cost of sales — software amortization and royalties as earned.

5.   Goodwill

The changes in the carrying amount of goodwill for the nine months ended December 31, 2007 are as follows (in thousands):

Balance at March 31, 2007	$88,688
Goodwill acquired	6,474
Additional consideration paid for ValuSoft acquisition	1,800
Effect of foreign currency exchange rates and other	2,064
Balance at December 31, 2007	$99,026

6.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets.  Other intangible assets are as follows (in thousands):

		December 31, 2007			March 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-4 years	$1,125	$(383)	$742	$953	$(715)	$238

Trade secrets	5 years	—	—	—	1,800	(1,800)	—

Trade names	3-10 years	1,631	(547)	1,084	2,100	(922)	1,178

Non-compete / Employment contracts	1.5-6.5 years	1,011	(832)	179	1,048	(828)	220
Total other intangible assets		$3,767	$(1,762)	$2,005	$5,901	$(4,265)	$1,636

Amortization of other intangible assets was $228,000 and $697,000 for the three and nine month periods ended December 31, 2007, respectively, and $516,000 and $1.7 million for the three and nine month periods ended December 31, 2006, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to ten years, and are assessed for impairment as prescribed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2008	$206
2009	628
2010	447
2011	307
2012	118
Thereafter	299
$2,005

7.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer.  We own less than a 20% interest in Yuke’s which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale.  For the nine months ended December 31, 2007 and 2006 the unrealized holding gain (loss) related to our investment in Yuke’s was $1.8 million and $(3.5) million, respectively, before income taxes.  Additionally, development fees incurred but not yet paid to Yuke’s were approximately $5.3 million and $6.0 million as of December 31, 2007 and March 31, 2007, respectively, and are included in accrued and other current liabilities in the condensed consolidated balance sheets.

Other long-term assets as of December 31, 2007 and March 31, 2007 are as follows (in thousands):

	December 31, 2007	March 31, 2007
Investment in Yuke’s	$7,544	$5,726
Other intangible assets (see Note 6)	2,005	1,636
Other	6,331	11,388
Total other long-term assets	$15,880	$18,750

8.   Balance Sheet Details

Inventory.  Inventory at December 31, 2007 and March 31, 2007 consists of the following (in thousands):

	December 31,	March 31,
	2007	2007
Components	$2,640	$1,693
Finished goods	40,944	25,688
Inventory	$43,584	$27,381

Property and Equipment, net.  Property and equipment, net at December 31, 2007 and March 31, 2007 consists of the following (in thousands):

	Useful	December 31,	March 31,
	Lives	2007	2007
Building	30 yrs	$730	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	65,776	50,777
Furniture, fixtures and equipment	5 yrs	9,343	8,262
Leasehold improvements	3-6 yrs	14,156	12,694
Automobiles	2-5 yrs	100	92
		90,506	72,945
Less: accumulated depreciation		(41,147)	(27,850)
Property and equipment, net		$49,359	$45,095

Depreciation expense associated with property and equipment amounted to $4.5 million and $12.7 million for the three and nine month periods ended December 31, 2007, respectively, and $3.7 million and $9.9 million for the three and nine month periods ended December 31, 2006, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at December 31, 2007 and March 31, 2007 consist of the following (in thousands):

	December 31,	March 31,
	2007	2007
Accrued liabilities	$49,028	$31,125
Accrued compensation	38,354	36,591
Accrued developer milestones	11,043	9,387
Accrued venture partner expense	35,534	15,273
Accrued royalties	71,603	51,042
Accrued and other current liabilities	$205,562	$143,418

Other Long-Term Liabilities.  Other long-term liabilities at December 31, 2007 and March 31, 2007 consist of the following (in thousands):

	December 31,	March 31,
	2007	2007
Accrued royalties	$35,658	$43,966
Accrued liabilities	4,321	3,328
Other long-term liabilities	$39,979	$47,294

9.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (5) (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Total
Remainder of 2008	$24,012	$4,181	$3,911	$45,660	$77,764
2009	84,380	14,401	15,613	—	114,394
2010	48,621	17,436	14,904	—	80,961
2011	13,850	10,667	13,930	—	38,447
2012	850	2,747	12,072	—	15,669
Thereafter	1,100	4,808	25,776	—	31,684
	$172,813	$54,240	$86,206	$45,660	$358,919

(1)   Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2007 are approximately $172.8 million.  License/software development commitments in the table above include $56.8 million of commitments to licensors that are included in our condensed consolidated balance sheet as of December 31, 2007 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)   Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)   Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)   Letters of Credit.  As of December 31, 2007, we had outstanding letters of credit of approximately $45.7 million.  On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products.  We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)   Pursuant to the terms of our acquisition of Universomo, a mobile game developer we acquired in May 2007, there is potential additional consideration, up to $2.9 million, related to their meeting certain post-acquisition performance targets that can be earned through May 2009.

(6)  We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  As of December 31, 2007 we had $12.1 million of unrecognized tax benefits.  See “Note 12 — Income Taxes” for further information regarding the unrecognized tax benefits.

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

In an Opinion and Order filed on December 21, 2007, the judge dismissed the remaining RICO claims and declined to exercise supplemental jurisdiction over the remaining state law claims.  The judge entered a judgment on December 28, 2007.  WWE has filed a notice of appeal with respect to dismissal of the Sherman Act and RICO claims, we and the other defendants have filed cross-appeals on certain issues.

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

Connecticut lawsuit.    On October 12, 2006, WWE filed a separate lawsuit against the Company and the LLC in the Superior Court of the State of Connecticut, alleging that the Company’s agreements with Yuke’s Co., Ltd. (“Yukes”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. On February 8, 2007, the Company and the LLC jointly moved to strike one of the claims, for violation of the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to the defendants’ ability to raise the same issue at a later date. On February 22, 2007, the Court established a schedule for this case, including discovery, and ordering that the case be “exposed for trial” as of October 14, 2008. However, on March 30, 2007, WWE moved for leave to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action. The defendants objected to this motion. At a hearing on May 8, 2007, the Court granted WWE’s request to amend the complaint and add defendants. The Court also suspended deadlines under its existing scheduling order and indicated it will re-examine the schedule after the new defendants have been served and have appeared. The amended complaint was served on the Company and Brian Farrell on or about May 10, 2007. On July 30, 2007, in response to a request by JAKKS and certain other defendants, which THQ and Brian Farrell joined, the Court stayed proceedings in the Connecticut state court action for a period of four months.  That stay has expired, and the discovery phase in this action has begun.  In light of the ruling in the federal court action, we intend to move for summary judgment on certain of the claims in the Connecticut action, and the Court has established a briefing schedule for that motion.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint. The Company believes it and the LLC have several bases for defending any claim of breach of the WWE videogame license agreement resulting from the manner of distribution of WWE-licensed products in Japan and other Asian territories.  In addition, we believe the rulings of the Court in the federal court action support dismissal of certain of the claims in the amended complaint, and we intend to file a motion for summary judgment with respect to those claims. We cannot estimate a possible loss, if any, that we would have due to the litigation with the WWE. Games we develop based upon our WWE videogame license have contributed to approximately 15% of our net sales during each of the three years in the period ended March 31, 2007. The loss of the WWE license would have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate.  As of December 31, 2007, we have accrued approximately $35.5 million, which is included in accrued and other current liabilities in the condensed consolidated balance sheets herein.  However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement.

On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles. Our petition sought a court order compelling JAKKS to comply with the arbitration provisions in the operating agreement and establishing a process and timeline for selecting an arbitrator. On or about May 22, 2007, JAKKS filed a response to our petition, as well as an application for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied JAKKS’ request for preliminary relief. Pursuant to the process, the judge named a “shortlist” of five arbitrator candidates drawn from lists submitted by the parties, and afforded the parties five days to agree upon an arbitrator candidate, failing which the judge would appoint an arbitrator from the “shortlist.” On July 18, 2007, JAKKS filed a notice of disqualification, purporting to disqualify all of the arbitrator candidates on the “shortlist” other than the one individual who had been among the candidates submitted by JAKKS. THQ objected to this notice. On July 31, 2007, the Court struck JAKKS’s notice and selected an arbitrator from the “shortlist.” On or about August 22, 2007 JAKKS filed in the Court of Appeal of the State of California a petition for writ of mandate/prohibition or other appropriate relief, seeking an order directing the judge to disqualify all of the arbitrator candidates other than the one individual who had been submitted by JAKKS. In its filing, JAKKS argued that this individual was the only “shortlist” candidate to file certain disclosures within a time period JAKKS maintains is required by statute. The Court of Appeal granted a temporary stay of the arbitration on August 30, 2007, and subsequently scheduled a hearing on JAKKS’s petition for December 18, 2007. The Court subsequently continued the hearing until February 27, 2008 and requested further briefing. On the same day that the Court of Appeal issued its temporary stay, JAKKS filed a notice with the Superior Court that it was exercising its one-time peremptory challenge pursuant to the California Code of Civil Procedure to disqualify “without cause” the arbitrator chosen by the judge. We believe JAKKS’s arguments before the Court of Appeal are without merit. We have filed an opposition to JAKKS’s petition and intend to vigorously defend our position and the ruling of the judge in this matter. In light of JAKKS’s filing, we cannot anticipate when the arbitration will commence.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

Other Litigation.

The Company is involved in routine litigation arising in the ordinary course of conducting its business. In the opinion of management, none of such pending litigation is expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock awards, other stock unit awards, and performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit.  As of December 31, 2007, we had 4,009,300 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date.  PARS and PARSUs that have been granted to our officers under the 1997 Plan and the LTIP vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year.  In the nine months ended December 31, 2007, it was determined that certain performance targets had been met with respect to our fiscal year ended March 31, 2007 and as such certain of our officers vested in 20% of their awards.   PARSUs granted to our non-employee directors under the 1997 Plan are currently fully vested.  Deferred Stock Units (“DSUs”) granted to our non-employee directors under the LTIP vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant.  The fair value of our nonvested restricted stock is determined based on the closing trading price of our common stock on the grant date.  The fair value of PARS, PARSUs and DSUs granted is amortized over the vesting period.

In March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan (“ESPP”).  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares at 85 percent of the lower of the fair market value of our common stock on the first day of the offering period or the last.  Our first offering period began on March 1, 2007 and ended on August 31, 2007.  On August 31, 2007, the most recent purchase date, employees purchased 124,650 shares of our common stock at a purchase price of $24.47.  The fair value of the ESPP options granted is amortized over the offering period. The next offering period began on September 4, 2007 and will end on February 29, 2008. As of December 31, 2007, we had 375,350 shares available for issuance under the ESPP.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards:  stock options, PARS, PARSUs, DSUs and ESPP options.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU and DSU awards.

For the three and nine month periods ended December 31, 2007 and 2006, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Cost of sales — software amortization and royalties	$2,413	$625	$5,391	$788
Product development	1,262	951	3,434	2,727
Selling and marketing	573	918	2,083	2,142
General and administrative	482	3,223	6,813	8,474
Stock-based compensation expense before income taxes	4,730	5,717	17,721	14,131
Income tax benefit	(1,585)	(252)	(5,719)	(2,961)
Total stock-based compensation expense after income taxes	$3,145	$5,465	$12,002	$11,170

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in “Note 4 — Software Development.”  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2007	$3,837
Stock-based compensation expense capitalized during the period	4,598
Amortization of capitalized stock-based compensation expense	(5,391)
Balance at December 31, 2007	$3,044

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three months ended December 31, 2007 and 2006 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the three and nine month periods ended December 31, 2007 was estimated based on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of our options is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended December 31,		Nine Months Ended December 31,
Stock Option Grants	2007	2006	2007	2006
Dividend yield	—%	—%	—%	—%
Anticipated volatility	35%	37%	36%	37%
Weighted-average risk-free interest rate	3.5%	4.6%	4.4%	4.9%
Expected lives	3.0 years	3.0 years	3.2 years	3.2 years

The weighted-average grant-date fair value per share of options granted during the three and nine month periods ended December 31, 2007 was $7.17 and $9.02, respectively.  The weighted-average grant-date fair value per share of options granted during the three and nine month periods ended December 31, 2006 was $10.05 and $7.57, respectively.

The fair value of our ESPP options for the six month offering period that began on September 4, 2007, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below and the per share fair value for that offering period was $7.63.

Employee Stock Purchase Plan
Dividend yield	—%
Anticipated volatility	37%
Weighted-average risk-free interest rate	4.2%
Expected lives	0.5 years

A summary of our stock option activity for the nine months ended December 31, 2007 is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at April 1, 2007	7,564	$19.15
Granted	2,375	$29.47
Exercised	(1,175)	$15.66
Forfeited/expired/cancelled	(810)	$25.72
Outstanding at December 31, 2007	7,954	$22.07	3.0	$54,936
Vested and expected to vest	7,157	$21.64	2.9	$52,267
Exercisable at December 31, 2007	3,677	$17.17	1.9	$41,097

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at December 31, 2007.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at December 31, 2007.  The aggregate intrinsic value of stock options exercised was $5.4 million and $17.2 million during the three and nine month periods ended December 31, 2007, respectively, and $5.3 million and $22.1 million during the three and nine month periods ended December 31, 2006, respectively.

A summary of the status of our nonvested shares as of December 31, 2007 and changes during the nine months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2007	339	$21.81
Granted	182	$31.72
Vested	(92)	$23.60
Forfeited/cancelled	(129)	$25.34
Nonvested shares at December 31, 2007	300	$25.76

The weighted-average grant-date fair value of nonvested shares granted during the nine months ended December 31, 2007 was $31.72 and was $28.69 and $26.15 during the three and nine month periods ended December 31, 2006, respectively.  There were no grants in the three months ended December 31, 2007.

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at December 31, 2007, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at December 31, 2007	Weighted- Average Period (in years)
Stock options	$23,185	1.4
Nonvested shares	5,887	3.7
ESPP	335	0.2
	$29,407

Cash received from exercises of stock options for the nine months ended December 31, 2007 and 2006 was $18.3 million and $28.5 million, respectively.  The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $5.0 million and $6.5 million for the nine months ended December 31, 2007 and 2006, respectively.

The fair value of all our stock-based awards that vested during the three and nine month periods ended December 31, 2007 was $4.1 million and $19.8 million, respectively.  The fair value of all our stock-based awards that vested during the three and nine month periods ended December 31, 2006 was $6.7 million and $17.3 million, respectively.

Non-Employee Stock Warrants.  In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the nine months ended December 31, 2007 and 2006.

At December 31, 2007 and 2006, we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32.

In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense.  For each of the three months ended December 31, 2007 and 2006, approximately $128,000 was amortized and included in cost of sales — license amortization and royalties expense.  For the nine months ended December 31, 2007 and 2006, approximately $383,000 and $611,000, respectively was amortized and included in cost of sales — license amortization and royalties expense.

11.   Capital Stock Transactions

As of March 31, 2007 we had $8.5 million authorized and available for common stock repurchases.  On May 15, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On July 31, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  On October 30, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions.  During the nine months ended December 31, 2007, we repurchased 1,508,400 shares of our common stock for approximately $41.8 million, leaving approximately $41.7 million available for future repurchases.  There is no expiration date for the authorized repurchases.

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

During the third quarter of fiscal 2008, there were no material changes affecting our unrecognized tax benefits.  We became subject to a U.S. Federal income tax examination for the fiscal years 2004 through 2006 due to the filing of our Form 10-K/A for the fiscal year ended March 31, 2006; such Form 10-K/A included historical financial statements restated to correct our accounting for stock-based compensation.  We were notified of an Ohio Franchise Tax audit for the fiscal years 2004 and 2005.  In addition, we received notice from the California Franchise Tax Board regarding executive compensation, due to the filing of our Form 10-K/A noted above.  We are in the process of completing the California self compliance program for employees who may have been issued discounted stock options and any potential tax liability has been accounted for under FIN 48.

With a few minor exceptions, we are no longer subject to U.S. federal, state and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.  Management believes that its accrual for tax liabilities is adequate for all open audit years.

We do not anticipate any significant changes in our unrecognized tax benefits over the next twelve months.

13.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Net income (loss) used to compute basic and diluted earnings per share	$15,507	$62,055	$(806)	$61,543

Weighted-average number of shares outstanding — basic	66,118	65,387	66,502	64,737
Dilutive effect of stock options and warrants	1,697	2,714	—	2,413
Number of shares used to compute earnings (loss) per share — diluted	67,815	68,101	66,502	67,150

The following weighted-average options were excluded from the computation of diluted earnings per share above as such effect would have been anti-dilutive (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Potential common shares	3,907	879	—	2,432

14.   Comprehensive Income (Loss)

The table below presents the components of our comprehensive income for the three and nine month periods ended December 31, 2007 and 2006 (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$15,507	$62,055	$(806)	$61,543
Other comprehensive income (loss):

Foreign currency translation adjustment	(2,490)	3,765	5,127	7,323
Unrealized gain (loss) on investments, net of tax of $(310), $(59), $(682) and $1,340, respectively	769	99	1,454	(2,230)
Other comprehensive income (loss)	(1,721)	3,864	6,581	5,093
Comprehensive income	$13,786	$65,919	$5,775	$66,636

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three and nine month periods ended December 31, 2007 and 2006 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2007
Net sales to unaffiliated customers	$278,294	$202,253	$29,062	$509,609
Total assets	830,971	262,215	25,097	1,118,283

Nine months ended December 31, 2007
Net sales to unaffiliated customers	$422,190	$363,648	$57,605	$843,443

Three months ended December 31, 2006
Net sales to unaffiliated customers	$294,293	$157,614	$23,834	$475,741
Total assets	813,978	197,899	32,722	1,044,599

Nine months ended December 31, 2006
Net sales to unaffiliated customers	$509,781	$299,061	$45,925	$854,767

Information about THQ’s net sales by platform for the three and nine month periods ended December 31, 2007 and 2006 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2007	2006	2007	2006
Consoles
Microsoft Xbox 360	$62,846	$59,394	$117,611	$123,763
Microsoft Xbox	349	12,352	2,101	25,667
Nintendo Wii	52,952	24,052	68,190	24,052
Nintendo GameCube	767	21,594	6,741	48,838
Sony PlayStation 3	59,949	—	73,231	—
Sony PlayStation 2	130,590	181,899	218,845	267,152
	307,453	299,291	486,719	489,472
Handheld
Nintendo Dual Screen	103,030	53,079	172,213	88,571
Nintendo Game Boy Advance	15,027	48,129	32,358	101,659
Sony PlayStation Portable	43,150	27,987	67,918	55,771
Wireless	5,286	7,485	14,534	22,087
	166,493	136,680	287,023	268,088

PC	35,663	39,746	69,303	96,827
Other	—	24	398	380
Total Net Sales	$509,609	$475,741	$843,443	$854,767

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

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (“FAS 141R”).  FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2009.  We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be our fiscal year 2009.  We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

17.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of December 31, 2007 we received approximately $18.6 million in cash due to the sale of Minick.  During the three and nine months ended December 31, 2007 we recognized a gain of approximately $1.5 million in discontinued operations due to the sale of Minick.  During the three and nine months ended December 31, 2006 we recognized a gain of approximately $2.1 million in discontinued operations due to the sale of Minick.  Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $1.2 million during the six months ended June 30, 2008.  If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected.  The results of Minick’s operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

18.   Subsequent Events

On January 18, 2008, we acquired all of the issued and outstanding shares of Big Huge Games, Inc., a leading development studio focused on the Role-Playing-Game genre, to continue to expand our internal development capabilities and our portfolio of owned intellectual properties.  The acquisition will be accounted for in the fourth quarter of fiscal 2008 using the purchase method in accordance with FAS 141.  Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our financial statements from the date of acquisition.  The purchase price will be allocated on a preliminary basis using information currently available.

On January 23, 2008, we announced the closure of our Concrete Games studio; the financial statement impact of the closure, which is not expected to be significant, will be reflected in the fourth quarter of fiscal 2008.

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

Overview

The following is a discussion of our operating results, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and 2006 and September 30, 2007 and 2006.  All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:(1)

•                  Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

•                  Handheld platforms such as Nintendo DS, Nintendo Game Boy Advance, PSP (PlayStation Portable), wireless devices; and

•                  Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars and Ratatouille; World Wrestling Entertainment®; Nickelodeon properties such as SpongeBob SquarePants™, Avatar and Nicktoons; Bratz™; Warhammer® 40,000™; and the Ultimate Fighting Championship®; as well as others.  We also have licenses to create wireless games and other wireless content based on Disney•Pixar’s Ratatouille as well as Star Wars and major sports leagues.  In addition to licensed properties, we also develop games based upon owned intellectual properties, including Company of Heroes™, Destroy All Humans!® MX vs. ATV™, Red Faction® and Saints Row™.

Our business is dependent upon entering into license agreements with the platform manufacturers, which allow us the right to develop, publish and distribute titles for use on such manufacturer’s platform. Our platform licenses include licenses to publish on consoles and handheld platforms manufactured by Nintendo, Sony and Microsoft.  Each license is for a fixed term, and as each license expires, we generally enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 2 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles.  We are currently licensed or are in negotiations

(1)           Nintendo®, DS™, Game Boy® Advance, GameCube® and Wii™ are trademarks and/or registered trademarks of Nintendo of America Inc. (“Nintendo”).  PSP®, PlayStation® and the “PS” Family logo are registered trademarks of Sony Computer Entertainment Inc. (“Sony”).  Microsoft, Xbox®, Xbox 360™ and the Xbox logos are either registered trademarks or trademarks of Microsoft Corporation (“Microsoft”) in the U.S. and/or in other countries and are used under license from Microsoft.  Microsoft, Nintendo and Sony are referred to herein collectively as the “platform manufacturers” or the “manufacturers.”

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

We develop our products using both internal and external development resources.  The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within internal development studios and corporate headquarters.  The external development resources consist of third-party software developers and other independent resources such as artists.  We refer to this group of development resources as our Studio System.

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

Overview of Financial Results for the Three and Nine Month Periods Ended December 31, 2007

Our net income for the three months ended December 31, 2007 was $15.5 million, or $0.23 per diluted share, compared to net income of $62.1 million, or $0.91 per diluted share, for the same period last fiscal year.  Our net income for the three months ended December 31, 2007 includes $3.1 million, or $0.05 per diluted share, of stock-based compensation expense, net of related tax benefits.  Our net income for the three months ended December 31, 2006 includes $5.4 million, or $0.08 per diluted share, of stock-based compensation expense, net of related tax benefits.

Our net loss for the nine months ended December 31, 2007 was $0.8 million, or $0.01 per diluted share, compared to net income of $61.5 million, or $0.92 per diluted share, for the same period last fiscal year.  Our net loss for the nine months ended December 31, 2007 includes: i) $12.0 million, or $0.18 per diluted share, of stock-based compensation expense, net of related tax benefits and ii) the recognition of $6.5 million, or $0.10 per diluted share of previously unrecognized tax benefits related to prior years.  Our net income for the nine months ended December 31, 2006 includes $11.1 million, or $0.17 per diluted share, of stock-based compensation expense, net of related tax benefits.

Our profitability is dependent upon revenues from the sales of our video game software.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended December 31, 2007 increased 7% from the same period last fiscal year, to $509.6 million from $475.7 million, and net sales in the nine months ended December 31, 2007 decreased 1% from the same period last fiscal year, to $843.4 million from $854.8 million.  The increase in our net sales in the three months ended December 31, 2007 was primarily due to higher sales of WWE SmackDown vs Raw! 2008 in the three months ended December 31, 2007 as compared to sales of WWE SmackDown vs Raw! 2007 in the same period last fiscal year.  Despite higher sales of WWE SmackDown vs Raw! 2008 in the nine months ended December 31, 2007 as compared to sales of WWE SmackDown vs Raw! 2007 in the same period last fiscal year, our net sales decreased primarily due to the following:

•                  sales of Ratatouille in the nine months ended December 31, 2007 were outperformed by sales of Cars in the same period last fiscal year, and

•                  sales of titles based on our Nickelodeon license were lower in the nine months ended December 31, 2007 as compared to the same period last fiscal year.

Costs and expenses increased by $99.8 million, or 25%, in the three months ended December 31, 2007, and increased by $93.3 million, or 12% in the nine months ended December 31, 2007, as compared to the same periods last fiscal year.  The increases in the three and nine month periods ended December 31, 2007 were primarily due to:

•                  higher software amortization and royalties as a result of accelerated amortization taken on current year releases that underperformed relative to our expectations and our decision to discontinue development of certain games in connection with our continued product quality initiatives,

•                  higher product development expenses primarily due to increased product development efforts to support future growth as well as expense recognized due to a change in our estimate of an unannounced title having reached technological feasibility, and

•                  higher selling and marketing expenses due to promotional efforts to support our owned intellectual properties Juiced 2: Hot Import Nights and Stuntman: Ignition in the three and nine month periods ended December 31, 2007 as compared to Saints Row in the same periods last fiscal year and increased spend on WWE SmackDown vs. Raw 2008 as compared to our spend on WWE SmackDown vs. Raw 2007 in the same periods last fiscal year.

Cash used in operations was $89.7 million during the nine months ended December 31, 2007, as compared to cash provided by operations of $27.3 million in the same period last fiscal year.  The increase in cash used was primarily a result of an increase in accounts receivable and a decrease in net income, partially offset by higher non-cash amortization of licenses and software development.

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

Executing on Our Strategy

In order to increase our revenues and expand market share, we believe it is important to offer a broad portfolio of titles for all ages that are playable on all popular platforms.  We are also focused on increasing the profitability of our business.  We intend to accomplish these goals by executing on the following strategies:

•                  increase sales and profits from our leading portfolio of mass-market franchises,

•                  sequel and extend our growing portfolio of owned intellectual property by bringing high quality products to market,

•                  pursue growing trends of digital content creation and distribution, and

•                  expand our international business.

Our profitability in the first nine months of fiscal 2008 was significantly lower than our profitability in the first nine months of fiscal 2007 and we expect to incur a net loss in fiscal 2008.  Although we expect to increase our revenues slightly in fiscal 2008 from the prior fiscal year, driven by the sales of licensed titles such as WWE SmackDown vs. Raw 2008, Disney•Pixar’s Ratatouille and Cars 2: Mater-National, Nickelodeon’s Avatar and Nicktoons, and owned intellectual properties Frontlines: Fuel of War, Juiced 2: Hot Import Nights, MX vs. ATV Untamed and Stuntman: Ignition, we expect our costs and expenses to significantly outpace our revenue growth.  In order to ensure that we strengthen our product pipeline and position ourselves to compete aggressively with compelling, high quality games, we undertook certain product quality initiatives in the second half of fiscal 2008 that resulted in significant non-cash charges (see discussion in Results of Operations — “Cost of Sales — Software Amortization and Royalties”).  These initiatives included the cancellation of certain titles that were expected to ship in fiscal 2008, a decision not to further pursue our Juiced and Stuntman intellectual properties, and the closure of our Concrete Games studio along with the cancellation of an unannounced title it was developing.  We expect to return to higher revenue growth and profitability in fiscal 2009 as we generate more operating leverage on higher sales levels and a larger installed base of hardware.

During the three months ended December 31, 2007, we increased our revenues from the same period last fiscal year, as we executed on our mass-market strategy with the release of WWE SmackDown vs. Raw 2008, which was the largest simultaneous cross-platform launch to date for the franchise.  We also executed on our strategy with respect to our owned intellectual property with the largest cross-platform release of our MX franchise, MX vs. ATV Untamed.

We continue to focus on new revenue streams as they develop (e.g., in-game advertising and downloadable content/micro-transactions), and we believe they will become more significant to our business over time.  In fiscal 2008, we continue to position our products for the wireless platform for future growth, adding new brands, such as Indiana Jones, and development capabilities to the platform.  During the quarter, we also launched our first downloadable games for Xbox Live® Arcade, including SpongeBob SquarePants.

In the three and nine month periods ended December 31, 2007 we continued to expand our international business.  International net sales comprised 45% and 50% of total net sales, respectively, for the three and nine month periods ended December 31, 2007, up from 38% and 40% for the same periods last fiscal year.  The increased sales are attributable to our continued focus on releasing content with international appeal, such as WWE SmackDown vs. Raw 2008, Ratatouille, Juiced 2: Hot Import Nights, and MotoGP 2007.  They also reflect our expanded direct sales presence in Europe and Asia.  We plan on continued international growth as we explore new gaming opportunities in developing markets in Europe and Asia, especially China and Korea.

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

FIN 48 contains a two step approach to recognizing and measuring uncertain income tax positions.  The first step is to evaluate the uncertain tax position for recognition. Each position is evaluated based on its technical merits and a determination is made whether it is “more likely than not” that the position would be sustained upon examination by a tax authority with full knowledge of the facts and circumstances. No benefit is recognized for a tax position that does not meet the “more likely than not” recognition threshold.  The second step is to measure the tax benefit of each position. The tax benefit is the largest amount which is more than 50% likely to be realized upon ultimate settlement.  See “Note 12 — Income Taxes” in the notes to the condensed consolidated financial statements for further information regarding our adoption of FIN 48.

Results of Operations - Comparison of the Three and Nine Month Periods Ended December 31, 2007 and 2006

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers.  We also derive revenue through downloads by mobile phone users of our wireless content.

The following table details our net sales by territory for the three and nine month periods ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2007		2006		(Decrease)	Change
North America	$278,294	54.6%	$294,293	61.9%	$(15,999)	(5.4)%

Europe	202,253	39.7	157,614	33.1	44,639	28.3
Asia Pacific	29,062	5.7	23,834	5.0	5,228	21.9
International	231,315	45.4	181,448	38.1	49,867	27.5
Consolidated net sales	$509,609	100.0%	$475,741	100.0%	$33,868	7.1%

	Nine Months Ended December 31,				Increase/	%
	2007		2006		(Decrease)	Change
North America	$422,190	50.1%	$509,781	59.6%	$(87,591)	(17.2)%

Europe	363,648	43.1	299,061	35.0	64,587	21.6
Asia Pacific	57,605	6.8	45,925	5.4	11,680	25.4
International	421,253	49.9	344,986	40.4	76,267	22.1
Consolidated net sales	$843,443	100.0%	$854,767	100.0%	$(11,324)	(1.3)%

In the three months ended December 31, 2007 worldwide net sales increased by $33.9 million and in the nine months ended December 31, 2007 worldwide net sales decreased by $11.3 million as compared to the same periods last fiscal year.  Worldwide net sales in the current three and nine month periods were primarily driven by sales of WWE SmackDown vs Raw! 2008 and our catalog titles.

In the three months ended December 31, 2007 North America net sales decreased by $16.0 million as compared to the same period last fiscal year primarily due to the following:

•                  sales of Ratatouille in the three months ended December 31, 2007 were outperformed by sales of Cars in the same period last fiscal year, and

•                  a decline in sales of Avatar: The Burning Earth in the three months ended December 31, 2007 as compared to sales of Avatar: The Last Airbender in the same period last fiscal year, partially offset by

•                  an increase in sales of WWE SmackDown vs Raw! 2008 in the three months ended December 31, 2007 as compared to sales of WWE SmackDown vs Raw! 2007 in the same period last fiscal year.

In the nine months ended December 31, 2007 North America net sales decreased by $87.6 million as compared to the same period last fiscal year due to the following:

•                  sales of Ratatouille in the nine months ended December 31, 2007 were outperformed by sales of Cars in the same period last fiscal year;

•                  a decline in sales of games based on our Nickelodeon license, including Avatar: The Burning Earth in the nine months ended December 31, 2007 as compared to sales of games based on our Nickelodeon license, including Avatar: The Last Airbender in the same period last fiscal year, partially offset by

•                  an increase in sales of WWE SmackDown vs Raw! 2008 in the nine months ended December 31, 2007 as compared to sales of WWE SmackDown vs Raw! 2007 in the same period last fiscal year.

In the three and nine month periods ended December 31, 2007 international net sales increased by $49.9 million and $76.3 million, respectively, as compared to the same periods last fiscal year primarily due to the following:

•                  an increase in sales of WWE SmackDown vs Raw! 2008 in the three and nine month periods ended December 31, 2007 as compared to sales of WWE SmackDown vs Raw! 2007 in the same periods last fiscal year; and

•                  an increase in sales of our owned intellectual properties Juiced 2: Hot Import Nights and Stuntman: Ignition in the three and nine month periods ended December 31, 2007 as compared to sales of Saints Row in the same periods last fiscal year.

Changes in exchange rates increased our reported international net sales by $21.9 million and $35.1 million in the three and nine month periods ended December 31, 2007, respectively.

We expect net sales in North America to constitute approximately half of our consolidated net sales in fiscal 2008 as we continue to expand our international product portfolio and direct sales forces.

Net Sales by Platform

Our worldwide net sales by platform for the three and nine month periods ended December 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended December 31,				Increase/
Platform	2007		2006		(Decrease)	% Change
Consoles
Microsoft Xbox 360	$62,846	12.3%	$59,394	12.5%	$3,452	5.8%
Microsoft Xbox	349	0.1	12,352	2.6	(12,003)	(97.2)
Nintendo Wii	52,952	10.4	24,052	5.1	28,900	120.2
Nintendo GameCube	767	0.2	21,594	4.5	(20,827)	(96.4)
Sony PlayStation 3	59,949	11.8	—	—	59,949	—
Sony PlayStation 2	130,590	25.6	181,899	38.2	(51,309)	(28.2)
	307,453	60.4	299,291	62.9	8,162	2.7
Handheld
Nintendo Dual Screen	103,030	20.2	53,079	11.2	49,951	94.1
Nintendo Game Boy Advance	15,027	2.9	48,129	10.1	(33,102)	(68.8)
Sony PlayStation Portable	43,150	8.5	27,987	5.9	15,163	54.2
Wireless	5,286	1.0	7,485	1.6	(2,199)	(29.4)
	166,493	32.6	136,680	28.8	29,813	21.8

PC	35,663	7.0	39,746	8.3	(4,083)	(10.3)
Other	—	—	24	0.0	(24)	(100.0)
Total Net Sales	$509,609	100.0%	$475,741	100.0%	$33,868	7.1%

	Nine Months Ended December 31,				Increase/
Platform	2007		2006		(Decrease)	% Change
Consoles
Microsoft Xbox 360	$117,611	13.9%	$123,763	14.5%	$(6,152)	(5.0)%
Microsoft Xbox	2,101	0.3	25,667	3.0	(23,566)	(91.8)
Nintendo Wii	68,190	8.1	24,052	2.8	44,138	183.5
Nintendo GameCube	6,741	0.8	48,838	5.7	(42,097)	(86.2)
Sony PlayStation 3	73,231	8.7	—	—	73,231	—
Sony PlayStation 2	218,845	25.9	267,152	31.3	(48,307)	(18.1)
	486,719	57.7	489,472	57.3	(2,753)	(0.6)
Handheld
Nintendo Dual Screen	172,213	20.4	88,571	10.4	83,642	94.4
Nintendo Game Boy Advance	32,358	3.8	101,659	11.9	(69,301)	(68.2)
Sony PlayStation Portable	67,918	8.1	55,771	6.5	12,147	21.8
Wireless	14,534	1.7	22,087	2.6	(7,553)	(34.2)
	287,023	34.0	268,088	31.4	18,935	7.1

PC	69,303	8.2	96,827	11.3	(27,524)	(28.4)
Other	398	0.1	380	0.0	18	4.7
Total Net Sales	$843,443	100.0%	$854,767	100.0%	$(11,324)	(1.3)%

Console Platforms

Microsoft Xbox 360 Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$62,846	12.3%	$59,394	12.5%	5.8%
Nine Months Ended	$117,611	13.9%	$123,763	14.5%	(5.0)%

In the three months ended December 31, 2007, net sales of video games for Microsoft Xbox 360 (“Xbox 360”) were primarily driven by the current quarter release of WWE SmackDown vs Raw! 2008 and the North American release of MX vs. ATV Untamed.  We released four and two new titles on Xbox 360 in the three months ended December 31, 2007 and 2006, respectively.  Net sales increased by $3.5 million in the three months ended December 31, 2007, as compared to the same period last fiscal year primarily due to the release of two additional titles in the current period.

In the nine months ended December 31, 2007, net sales of video games for Xbox 360 were primarily driven by sales of WWE SmackDown vs Raw! 2008, Stuntman: Ignition and Juiced 2: Hot Import Nights.  We released nine and four new titles on Xbox 360 in the nine months ended December 31, 2007 and 2006, respectively.  Net sales decreased by $6.2 million in the nine months ended December 31, 2007, as compared to the same period last fiscal year primarily due to the following:

•                  a decline in sales of our owned intellectual properties as a result of the strong performance of Saints Row in the nine months ended December 31, 2006;

•                  a decline in sales of MotoGP 07 as compared to sales of MotoGP 06 in the same period last fiscal year, partially offset by

•                  the release of additional titles in the current period, as well as

•                  an increase in sales of our catalog titles.

Microsoft Xbox Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$349	0.1%	$12,352	2.6%	(97.2)%
Nine Months Ended	$2,101	0.3%	$25,667	3.0%	(91.8)%

In the three and nine month periods ended December 31, 2007, net sales of video games for Microsoft Xbox (“Xbox”) were primarily driven by sales of our catalog titles.  We released zero and two new titles in the three months ended December 31, 2007 and 2006, respectively, and we released one and three new titles in the nine months ended December 31, 2007 and 2006, respectively.  Net sales decreased by $12.0 million and $23.6 million in the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year primarily due to consumer demand shifting to games for Microsoft’s new generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$52,952	10.4%	$24,052	5.1%	120.2%
Nine Months Ended	$68,190	8.1%	$24,052	2.8%	183.5%

In the three months ended December 31, 2007, net sales of video games for Nintendo Wii (“Wii”) were primarily driven by the current quarter release of WWE SmackDown vs Raw! 2008.  We released five and four new titles in the three months ended December 31, 2007 and 2006, respectively.   Net sales increased by $28.9 million in the three months ended December 31, 2007, as compared to the same period last fiscal year primarily due to sales of WWE SmackDown vs Raw! 2008 in the three months ended December 31, 2007, whereas in the three months ended December 31, 2006 there was no WWE title released on Wii.

In the nine months ended December 31, 2007, net sales of video games for Wii were primarily driven by sales of the current quarter release of WWE SmackDown vs Raw! 2008, as well as sales of Ratatouille.  We released seven and four new titles in the nine months ended December 31, 2007 and 2006, respectively.  Net sales increased by $44.1 million in the nine months ended December 31, 2007, as compared to the same period last fiscal year primarily due to the following:

•                  the current quarter release of WWE SmackDown vs Raw! 2008 with no WWE title released on Wii in the same period last fiscal year;

•                  the release of three additional titles in the current period as compared to the same period last fiscal year, and

•                  an increase in sales of our catalog titles.

Nintendo GameCube Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$767	0.2%	$21,594	4.5%	(96.4)%
Nine Months Ended	$6,741	0.8%	$48,838	5.7%	(86.2)%

In the three months ended December 31, 2007, net sales of video games for Nintendo GameCube (“GameCube”) were driven by sales of our catalog titles and net sales were driven by Ratatouille and catalog titles in the nine months ended December 31, 2007.  Net sales decreased by $20.8 million and $42.1 million in the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year due to only one new release, Ratatouille, in the nine months ended December 31, 2007, as compared to eight new releases, including Cars, in the same period last fiscal year.  The decreases are also due to the consumer demand shifting to games for Nintendo’s new generation console, Wii.

Sony PlayStation 3 Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$59,949	11.8%	$—	—%	—%
Nine Months Ended	$73,231	8.7%	$—	—%	—%

Sony released its new generation console, PlayStation 3 (“PS3”), in November 2006.  In the three and nine month periods ended December 31, 2007, net sales of video games for PS3 were primarily driven by the current quarter release of WWE SmackDown vs Raw! 2008.  We plan to release additional titles for PS3 as the installed base continues to grow.

Sony PlayStation 2 Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$130,590	25.6%	$181,899	38.2%	(28.2)%
Nine Months Ended	$218,845	25.9%	$267,152	31.3%	(18.1)%

In the three months ended December 31, 2007, net sales of video games for Sony PlayStation 2 (“PS2”) were primarily driven by sales of WWE SmackDown vs. Raw 2008.  We released six new titles on PS2 in each of the three months ended December 31, 2007 and 2006.  Net sales decreased by $51.3 million in the three months ended December 31, 2007 as compared to the same period last fiscal year primarily due to the following:

•                  lower sales in the three months ended December 31, 2007 of titles released in the first and second quarters of fiscal 2008, including Ratatouille and Bratz: The Movie as compared to sales of Cars and Bratz: Forever Diamondz in the three months ended December 31, 2006;

•                  stronger sales of games based on our Nickelodeon license in the same period last fiscal year;

•                  a decline in sales in the North America markets of WWE SmackDown vs. Raw 2008 as compared to WWE SmackDown vs. Raw 2007 in the same period last fiscal year, and

•                  a decline in sales of our owned intellectual property MX vs. ATV Untamed in the three months ended December 31, 2007 as compared to sales of Destroy All Humans! 2 in the same period last fiscal year.

In the nine months ended December 31, 2007, net sales of video games for PS2 were primarily driven by sales of WWE SmackDown vs. Raw 2008.  We released 10 and 11 new titles on PS2 in the nine months ended December 31,

2007 and 2006, respectively.  Net sales decreased by $48.3 million in the nine months ended December 31, 2007 as compared to the same period last fiscal year primarily due to a decrease in sales of new releases in the North America markets, including:

•                  sales of Ratatouille in the current year period as compared to stronger performance of Cars in the same period last fiscal year;

•                  sales of WWE SmackDown vs. Raw 2008 as compared to sales of WWE SmackDown vs. Raw 2007 in the same period last fiscal year, and

•                  stronger sales of games based on our Nickelodeon license in the same period last fiscal year.

Sony released its new generation console, PS3, in November 2006 and some of the sales decline in the current fiscal year periods is attributable to consumer demand shifting to PS3.  We expect sales of games for PS2 to continue to decline over time as the installed base for PS3 continues to grow and consumer demand continues to shift to PS3.

Handheld Platforms

Nintendo Dual Screen Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$103,030	20.2%	$53,079	11.2%	94.1%
Nine Months Ended	$172,213	20.4%	$88,571	10.4%	94.4%

In the three and nine month periods ended December 31, 2007, net sales of video games for Nintendo DS (“DS”) were primarily driven by sales of Ratatouille, Drawn to Life, Bratz: 4 Real, WWE SmackDown vs. Raw 2008 and Cars: Mater National.  We released 10 and four new titles on DS in the three months ended December 31, 2007 and 2006, respectively and 16 and nine new titles on DS in the nine months ended December 31, 2007 and 2006, respectively.  Net sales increased by $50.0 million and $83.6 million in the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year primarily due to the release of six and seven additional titles in the three and nine month periods as well as increased sales of our catalog titles in such periods.

The installed base of DS hardware is expected to continue growing and we plan to continue our strong lineup of mass-market titles for this platform.

Nintendo Game Boy Advance Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$15,027	2.9%	$48,129	10.1%	(68.8)%
Nine Months Ended	$32,358	3.8%	$101,659	11.9%	(68.2)%

In the three and nine month periods ended December 31, 2007, net sales of video games for Nintendo Game Boy Advance (“GBA”) were primarily driven by Ratatouille, Cars: Mater National and sales of our catalog titles.  We released four and five new titles on GBA in the three months ended December 31, 2007 and 2006, respectively, and six and 11 new titles in the nine months ended December 31, 2007 and 2006, respectively.  Net sales decreased by $33.1 million and $69.3 million in the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year primarily due to consumer demand shifting to DS.  We expect sales of games for GBA to continue to decline over time as a result of consumer demand shifting to DS.

Sony PlayStation Portable Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$43,150	8.5%	$27,987	5.9%	54.2%
Nine Months Ended	$67,918	8.1%	$55,771	6.5%	21.8%

In the three months ended December 31, 2007, net sales of video games for Sony PlayStation Portable (“PSP”) were primarily driven by the current quarter release of WWE SmackDown vs. Raw 2008, Juiced 2: Hot Import Nights and sales of our catalog titles.  We released four and three new titles on PSP in the three months ended December 31, 2007 and 2006, respectively.  Net sales increased by $15.2 million in the three months ended December 31, 2007 as compared to the same period last fiscal year primarily due to increased sales of our current quarter release of WWE SmackDown vs. Raw 2008 as compared to the release of WWE SmackDown vs. Raw 2007 in the same period last fiscal year, an increase in sales of our catalog titles and the release of one additional title in the current period.

In the nine months ended December 31, 2007, net sales of video games for PSP were primarily driven by sales of WWE SmackDown vs. Raw 2008, Ratatouille, and sales of our catalog titles.  We released six and five new titles in the nine months ended December 31, 2007 and 2006, respectively.  Net sales increased by $12.1 million in the nine months ended December 31, 2007 as compared to the same period last fiscal year primarily due to the following:

•                  an increase in sales of WWE SmackDown vs. Raw 2008 as compared to sales of WWE SmackDown vs. Raw 2007 in the same period last fiscal year;

•                  an increase in sales of catalog titles;

•                  the release of one additional title in the current period, partially offset by

•                  fewer units sold of Ratatouille as compared to sales of Cars in the same period last fiscal year.

As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

Wireless Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$5,286	1.0%	$7,485	1.6%	(29.4)%
Nine Months Ended	$14,534	1.7%	$22,087	2.6%	(34.2)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones.  Prior to December 1, 2006, we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG (“Minick”).

In the three and nine month periods ended December 31, 2007, wireless net sales were primarily driven by games and other content based on Worms, Star Wars and major sports leagues.  Wireless net sales decreased by $2.2 million and $7.6 million during the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year.  The decreases in Wireless net sales were primarily due to the three and nine month periods ended December 31, 2006 including revenue from our controlling interest in Minick, which was sold in December 2006.

We expect wireless net sales to decline in fiscal 2008, as compared to fiscal 2007.  Excluding net sales from Minick in the prior year, we expect our wireless net sales to increase in fiscal 2008.

PC  Net Sales (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$35,663	7.0%	$39,746	8.3%	(10.3)%
Nine Months Ended	$69,303	8.2%	$96,827	11.3%	(28.4)%

In the three and nine month periods ended December 31, 2007, net sales of PC products were primarily driven by the current quarter release of our owned intellectual property, Company of Heroes: Opposing Fronts as well as sales of the current quarter release of the Real-Time Strategy title Supreme Commander: Forged Alliance and sales of catalog titles.  We released three and one new titles in the three months ended December 31, 2007 and 2006, respectively, and six new titles in each of the nine months ended December 31, 2007 and 2006.  Net sales decreased by $4.1 million and $27.5 million in the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year.  The decreases were primarily due to lower sales from an expansion pack, Company of Heroes: Opposing Fronts in the current periods as compared to sales of the original Company of Heroes title in the same periods last fiscal year with premium PC pricing.  Also contributing to the decrease were strong sales in the same periods last fiscal year from Titan Quest, also with premium PC pricing.

Costs and Expenses, Interest Income, Income Taxes and Minority Interest

Costs and expenses increased by $99.8 million, or 25%, in the three months ended December 31, 2007, and increased by $93.3 million, or 12% in the nine months ended December 31, 2007, as compared to the same periods last fiscal year.  The increases in the three and nine month periods ended December 31, 2007 were primarily due to:

•                  higher software amortization and royalties as a result of accelerated amortization taken on current year releases that underperformed relative to our expectations and our decision to discontinue development of certain games in connection with our continued product quality initiatives,

•                  higher product development expenses primarily due to increased product development efforts to support future growth as well as expense recognized due to a change in our estimate of an unannounced title having reached technological feasibility, and

•                  higher selling and marketing expenses due to promotional efforts to support our owned intellectual properties Juiced 2: Hot Import Nights and Stuntman: Ignition in the three and nine month periods ended December 31, 2007 as compared to Saints Row in the same periods last fiscal year and increased spend on WWE SmackDown vs. Raw 2008 as compared to our spend on WWE SmackDown vs. Raw 2007 in the same periods last fiscal year.

Cost of Sales — Product Costs (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$175,568	34.5%	$162,110	34.1%	8.3%
Nine Months Ended	$306,732	36.4%	$288,117	33.7%	6.5%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were relatively flat in the three month period ended December 31, 2007 as compared to the same period last fiscal year.  Product costs as a percentage of net sales increased 2.7 points in the nine month period ended December 31, 2007 as compared to the same period last fiscal year.  The increase in the nine month period was primarily due to:

•                  price protection on Stuntman: Ignition and Juiced 2: Hot Import Nights, which significantly lowered the net sales of the titles relative to the manufacturing cost, and

•                  sales mix in the same period last fiscal year that included Saints Row, which sold at a premium price and the higher gross margin PC product, Company of Heroes.

Cost of Sales — Software Amortization and Royalties (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$126,270	24.8%	$71,417	15.0%	76.8%
Nine Months Ended	$177,179	21.0%	$140,364	16.4%	26.2%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues.  For the three and nine month periods ended December 31, 2007, software amortization and royalties, as a percentage of net sales, increased 9.8 points and 4.6 points, respectively, as compared to the same periods last fiscal year.  These increases were primarily due to:

•                  approximately $20.6 million of accelerated amortization expense in the three months ended December 31, 2007 due to the underperformance of certain previously released games including Stuntman: Ignition, Ratatouille and Conan, and

•                  approximately $17.9 million of additional amortization expense in the three months ended December 31, 2007 related to the cancellation of Frontlines: Fuel of War on PS3, Destroy All Humans! Big Willy Unleashed on PS2, and a sequel in the Stuntman franchise which we no longer intend to pursue, as well as a previously unannounced title for Xbox 360 that had been scheduled for release in fiscal 2010.

Cost of Sales — License Amortization and Royalties (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$50,420	9.9%	$49,759	10.5%	1.3%
Nine Months Ended	$86,250	10.2%	$86,903	10.2%	(0.8)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  In the three months ended December 31, 2007 we recognized approximately $4.6 million of additional license amortization and royalties expense arising from our decision to no longer pursue our Juiced and Stuntman intellectual properties in the future.  Excluding these charges, license amortization and royalties as a percentage of net sales would have been lower by 1.5 points and 0.5 of a point in the three and nine month periods ended December 31, 2007, respectively, due to the mix of titles as compared to the same periods last fiscal year.

Cost of Sales — Venture Partner Expense (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$19,207	3.8%	$13,503	2.8%	42.2%
Nine Months Ended	$21,241	2.5%	$14,985	1.8%	41.7%

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. (“JAKKS”) have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games.  For the three and nine month periods ended December 31, 2007, venture partner expense increased by $5.7 million and $6.3 million, respectively, as compared to the same periods last fiscal year.  The increases are due to an increase in net sales of games based upon the WWE license.  We have not paid these amounts to JAKKS; see “Note 9 — Commitments and Contingencies” in the notes to the condensed consolidated financial statements, herein.

Product Development (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$41,311	8.1%	$21,912	4.6%	88.5%
Nine Months Ended	$94,504	11.2%	$73,834	8.6%	28.0%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense increased by $19.4 million and $20.7 million for the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year.  The increases are primarily due to overall increased product development efforts to support future growth, including increased quality assurance efforts and increased wireless game development due in part to our acquisition of Universomo, a mobile game developer based in Finland that we acquired in May 2007.  Also contributing to the increases in product development expense is approximately $4.7 million recognized in the three months ended December 31, 2007 due to a change in our estimate of an unannounced title having reached technological feasibility.

Selling and Marketing (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$65,499	12.9%	$51,213	10.8%	27.9%
Nine Months Ended	$135,495	16.1%	$116,849	13.7%	16.0%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three and nine month periods ended December 31, 2007, selling and marketing expenses increased by $14.3 million and $18.6 million, respectively, as compared to the same periods last fiscal year.  The increase in selling and marketing expenses on a dollar basis in the three months ended December 31, 2007 was primarily due to the following:

•                  an increase in selling and marketing spend to support the current quarter release of WWE SmackDown vs Raw 2008 as compared to the release of WWE SmackDown vs Raw 2007 in the same period last fiscal year;

•                  promotional efforts to support our owned intellectual properties Juiced 2: Hot Import Nights and Stuntman: Ignition in the three months ended December 31, 2007 as compared to Saints Row in the same period last fiscal year, and

•                  promotional efforts to support the current quarter release of Cars: Mater National with no comparable Disney/Pixar title released in the same period last fiscal year.

Selling and marketing expenses increased 2.1 points as a percentage of net sales in the three months ended December 31, 2007 primarily due to promotional efforts to support the release of Ratatouille relative to its sales performance as compared to support for the release of Cars relative to its sales performance in the same period last fiscal year.

The increase in selling and marketing expenses on a dollar basis in the nine months ended December 31, 2007 was primarily due to the following:

•                  promotional efforts to support our owned intellectual properties Juiced 2: Hot Import Nights and Stuntman: Ignition in the nine months ended December 31, 2007 as compared to Saints Row in the same period last fiscal year, and

•                  an increase in selling and marketing spend to support the current quarter release of WWE SmackDown vs Raw 2008 as compared to the release of WWE SmackDown vs Raw 2007 in the same period last fiscal year.

Selling and marketing expenses increased 2.4 points as a percentage of net sales in the nine months ended December 31, 2007 primarily due to promotional efforts to support the release of Ratatouille relative to its sales performance as compared to support for the release of Cars relative to its sales performance in the same period last fiscal year, as well as the support of our owned intellectual property Stuntman: Ignition relative to its sales performance in the nine months ended December 31, 2007.

General and Administrative (in thousands)

	December 31, 2007	% of net sales	December 31, 2006	% of net sales	% change
Three Months Ended	$15,528	3.0%	$24,100	5.1%	(35.6)%
Nine Months Ended	$52,269	6.2%	$59,271	6.9%	(11.8)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses decreased by approximately $8.6 million and $7.0 million during the three and nine month periods ended December 31, 2007, respectively, as compared to the same periods last fiscal year.  The decreases were primarily due to:

•                  lower professional fees in the current year periods as compared to the same periods last fiscal year, which included incremental professional fees related to an informal SEC inquiry into our stock option grant practices, and

•                  lower stock-based compensation charges in the current year periods related to the departure of certain executives in the current quarter.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our short-term investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency.  Interest and other income, net increased by $0.8 million and by $4.3 million in the three and nine months ended December 31, 2007, respectively, as compared to same periods last fiscal year.  The increases in the three and nine month periods ended December 31, 2007 were primarily due to higher average yields on short-term investment balances, as well as higher foreign currency transaction gains as compared to the same periods last fiscal year.

Income Taxes

The effective tax rate for the nine months ended December 31, 2007 and 2006 was 86% and 29%, respectively.  During the first quarter of fiscal 2008, we received a favorable resolution on our U.S. Federal income tax examinations for the tax years 1999 through March 31, 2005.  This examination resulted in the recognition of $7.2 million of unrecognized tax benefits of which $6.5 million had a favorable impact on the effective tax rate.  Excluding the impact of this examination and other discrete items, the effective tax rate would have been 44% for the nine months ended December 31, 2007 and 29% for the nine months ended December 31, 2006.

The disparity between the two tax rates (44% and 29%) is primarily due to the projected loss in fiscal 2008, which generates a tax benefit.  The tax benefit is increased by research and development tax credits.  In contrast, in fiscal 2007 the projected income generated a tax liability, which was decreased by research and development tax credits.

Liquidity and Capital Resources

(In thousands)	December 31, 2007	March 31, 2007	Change
Cash and cash equivalents	$168,433	$174,748	$(6,315)
Short-term investments	156,911	283,210	(126,299)
Cash, cash equivalents and short-term investments	$325,344	$457,958	$(132,614)

Percentage of total assets	29%	45%

	Nine Months Ended December 31,
(In thousands)	2007	2006	Change
Cash (used in) provided by operating activities	$(89,722)	$27,264	$(116,986)
Cash provided by investing activities	103,223	29,533	73,690
Cash (used in) provided by financing activities	(18,906)	22,523	(41,429)
Effect of exchange rate changes on cash	(910)	542	(1,452)
Net (decrease) increase in cash and cash equivalents	$(6,315)	$79,862	$(86,177)

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

Cash used in operating activities increased by approximately $117.0 million for the nine months ended December 31, 2007, as compared to the same period last fiscal year.  The increase in cash used was primarily a result of an increase in accounts receivable due to the timing of sales in the three months ended December 31, 2007 as compared to the same period last fiscal year and a decrease in net income, partially offset by higher non-cash amortization of licenses and software development in the nine months ended December 31, 2007 as compared to the same period last fiscal year.  We expect to have negative operating cash flow for the full fiscal year 2008.

Cash Flow from Investing Activities.  Cash provided by investing activities increased by approximately $73.7 million for the nine months ended December 31, 2007 as compared to the same period last fiscal year primarily due to movement between our short-term investments and our cash balances.

Cash Flow from Financing Activities.  Cash used in financing activities increased by approximately $41.4 million for the nine months ended December 31, 2007, as compared to the same period last fiscal year, primarily due to common stock repurchases in the nine months ended December 31, 2007, as well as lower proceeds from issuance of common stock to employees.

Key Balance Sheet Accounts

Accounts Receivable.  Accounts receivable increased by $203.1 million from $67.6 million at March 31, 2007 to $270.7 million at December 31, 2007.  The increase in net accounts receivable is primarily due to higher net sales in the three months ended December 31, 2007 as compared to the three months ended March 31, 2007 due to the seasonality of our business as well as timing of sales in the three months ended December 31, 2007.  Accounts receivable allowances were $133.5 million as of December 31, 2007, a $53.0 million increase from $80.5 million at March 31, 2007.  Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 12% and 10% as of December 31, 2007 and 2006, respectively.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $16.2 million from $27.4 million at March 31, 2007 to $43.6 million at December 31, 2007.  The increase in inventory is primarily due to the seasonality of our business.  On a rolling twelve month basis, inventory turns were 10 for December 31, 2007 as compared to nine at December 31, 2006.

Licenses.  Licenses decreased by $2.4 million from $91.1 million at March 31, 2007 to $88.7 million at December 31, 2007.  The decrease in licenses is primarily due to advance payments made to key licensors, partially offset by amortization of our existing licenses.

Software Development.  Software development increased by $10.6 million from $164.3 million at March 31, 2007 to $174.9 million at December 31, 2007.  The increase in software development is primarily the result of our investment in new generation cross-platform titles scheduled to be released in the remainder of fiscal 2008 and in fiscal 2009, offset by software amortization and royalties of titles released in the nine months ended December 31, 2007.  Approximately 31% of the software development asset balance at December 31, 2007 is for games that have fiscal 2008 release dates.

Accounts Payable.  Accounts payable increased by $45.6 million from $28.2 million at March 31, 2007 to $73.8 million at December 31, 2007.  The increase in accounts payable is primarily due to an increase in product purchases due to the seasonality of our business.

Accrued and Other Current Liabilities.  Accrued and other current liabilities increased by $62.2 million from $143.4 million at March 31, 2007 to $205.6 million at December 31, 2007.  The increase in accrued and other current liabilities is primarily due to an increase in our international value added tax accrual due to the seasonality of our business, accrued payments to be made to key license partners due to current quarter releases and the withholding of payments due our venture partner, which will remain unpaid until a new payment rate has been established as the old payment has expired.  See “Note 9 — Commitments and Contingencies” in the notes to the consolidated financial statements, herein.

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

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2007 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (5) (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Total
Remainder of 2008	$24,012	$4,181	$3,911	$45,660	$77,764
2009	84,380	14,401	15,613	—	114,394
2010	48,621	17,436	14,904	—	80,961
2011	13,850	10,667	13,930	—	38,447
2012	850	2,747	12,072	—	15,669
Thereafter	1,100	4,808	25,776	—	31,684
	$172,813	$54,240	$86,206	$45,660	$358,919

(1)          Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2007 are approximately $172.8 million. License/software development commitments in the table above include $56.8 million of commitments to licensors that are included in our condensed consolidated balance sheet as of December 31, 2007 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)	Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)

Letters of Credit. As of December 31, 2007, we had outstanding letters of credit of approximately $45.7 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)

Pursuant to the terms of our acquisition of Universomo, a mobile game developer we acquired in May 2007, there is potential additional consideration, up to $2.9 million, related to their meeting certain post-acquisition performance targets that can be earned through May 2009.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  As of December 31, 2007 we had $12.1 million of unrecognized tax benefits.  See “Note 12 — Income Taxes” in the notes to the condensed consolidated financial statements, herein for further information regarding the unrecognized tax benefits.

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

Item 4.  Controls and Procedures

(a) Definition and limitations of disclosure controls.  Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluates these controls and procedures on an ongoing basis to determine if improvements or modifications are necessary.

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

(b) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to our legal proceedings as disclosed in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and as updated in Part II, Item 1 to our Quarterly Report on Form 10-Q for the fiscal quarters ended June 30, 2007 and September 30, 2007, under “Legal Proceedings,” as of the date hereof, except for the following:

WWE-Related Lawsuits

New York Lawsuit.  In an Opinion and Order filed on December 21, 2007 and a Judgment dated December 28, 2007, the judge in the federal lawsuit dismissed the remaining RICO claims and declined to exercise supplemental jurisdiction over the remaining state law claims, closing this case.  WWE has filed a notice of appeal with respect to dismissal of the Sherman Act and RICO claims, and the defendants have filed cross-appeals on certain issues.

Connecticut Lawsuit. The discovery phase of this action has now begun.  In light of the ruling in the federal court action, we intend to move for summary judgment on certain of the claims in the Connecticut action, and the Court has established a briefing schedule for that motion.

Operating Agreement with JAKKS Pacific, Inc.

The Court of Appeal in this matter has continued the hearing on the petition of JAKKS Pacific, Inc. (“JAKKS”) until February 27, 2008 and has requested further briefing from the parties on the issue raised by the petition.  We intend to vigorously defend our position and the ruling of the judge in this matter.  In light of the current proceedings, we cannot anticipate when the arbitration will commence.

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.    A scheduling hearing in this matter is now scheduled for March 3, 2008.  In the interim, discovery remains stayed.

Hawaii Laborers Pension Fund v. THQ, et. Al.    On November 27, 2007, the parties executed a joint stipulation reflecting Plaintiffs’ request that the Court dismiss this shareholder action without prejudice.  On December 13, 2007, the Court entered an order granting Plaintiffs’ request and dismissed the action without prejudice.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

During the nine months ended December 31, 2007, there were no material changes to the risk factors that were disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended December 31, 2007.

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

3.2		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the “June 2001 10-Q”)).

3.4		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

3.5		Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, dated June 22, 2000).

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

10.1	*	Confidential License Agreement for the Wii Console (Western Hemisphere), dated as of October 12, 2007 between Nintendo of America Inc. and the Company.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Rasmus van der Colff, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Rasmus van der Colff, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2008	THQ INC.
	By:	/s/ Brian J. Farrell
Brian J. Farrell
Chairman of the Board, President and
Chief Executive Officer

THQ INC.
	By:	/s/ Rasmus van der Colff
Rasmus van der Colff
Vice President,
Interim Chief Financial Officer