Form 10-K
period 2008-03-31
THQ INC
filed 2008-05-28
CIK 865570

Use these links to rapidly review the document
THQ INC. INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED MARCH 31, 2008 ITEMS IN FORM 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

        (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-18813

THQ INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3541686 (I.R.S. Employer Identification No.)
29903 Agoura Road Agoura Hills, CA (Address of principal executive offices)	91301 (Zip Code)

Registrant's telephone number, including area code: (818) 871-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, September 28, 2007 was approximately $1.6 billion.

The number of shares outstanding of the registrant's common stock as of May 23, 2008 was approximately 66,654,620.

DOCUMENTS INCORPORATED BY REFERENCE

The 2008 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference into Part III herein.

THQ INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

ITEMS IN FORM 10-K

The statements contained in this Annual Report on Form 10-K that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements regarding industry prospects and future results of operations or financial position. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future" "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, business, competitive, economic, legal, political and technological factors affecting our industry, operations, markets, products or pricing. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading "Risk Factors," included in Item 1A herein.

All references to "we," "us," "our," "THQ," or the "Company" in the following discussion and analysis mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this Annual Report are subject to trademark protection.

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

  •
  Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

  •
  Handheld platforms such as Nintendo DS, Nintendo Game Boy Advance, PSP (PlayStation Portable), wireless devices; and

  •
  Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars, Ratatouille and WALL•E; World Wrestling Entertainment; Nickelodeon properties such as SpongeBob SquarePants, Avatar, and Nicktoons; Bratz; Warhammer 40,000; and the Ultimate Fighting Championship; as well as others. We also have licenses to create wireless products based on Disney•Pixar's Ratatouille and WALL•E as well as Star Wars and major sports leagues. In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, DeBlob, Frontlines, MX vs. ATV, Red Faction and Saints Row.

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our internal development studios and corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists. We refer to this group of development resources as our Studio System.

Our global sales network includes offices throughout North America, Europe and Asia Pacific. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games and other content for wireless devices through major wireless carriers and distribute games digitally via the internet.

We were originally incorporated in New York in 1989 as Trinity Acquisition Corporation, which changed its name in 1991 to T.HQ, Inc. following a merger with THQ, Inc., a California corporation. We were reincorporated in Delaware as THQ Inc. in 1997. Our principal executive offices are located at 29903 Agoura Road, Agoura Hills, California 91301, and our telephone number is (818) 871-5000. Our internet address is http://www.thq.com.

Strategy

We offer consumers a broad portfolio of video game titles for all ages that are playable on all popular platforms. In order to remain a leading publisher of interactive entertainment software, our strategy is to use our portfolio to bring the right products to the right platforms at the right times. We believe this strategy will allow us to increase our revenues and expand our market share. We are also focused on increasing the profitability of our business. We pursue our strategy through four key areas as follows:

•
Increase sales and profits from our leading portfolio of mass-market franchises

We have grown and diversified our products targeted at the mass market by managing some of the biggest brands in entertainment in the video game category. We currently have key licenses to publish video games based on certain intellectual properties owned by The Walt Disney Company's Pixar Animation Studios ("Pixar"), World Wrestling Entertainment ("WWE") (through our joint venture with JAKKS Pacific, Inc.), Nickelodeon, DreamWorks Animation, MGA, Zuffa LLC's Ultimate Fighting Championship and Marvel.

We have increased sales in each of the last 13 fiscal years by leveraging these licensed brands both by introducing new products and through continued sale of our catalog of existing titles. In the fiscal year ended March 31, 2008 ("fiscal 2008"), we significantly grew revenue from games based on the WWE brand, shipping six million units of the new SmackDown vs. Raw! 2008 title. We shipped more than four million units of games based on Disney•Pixar's Ratatouille and more than one million units of Cars 2: Mater National in fiscal 2008. We also shipped three million units of new games based on the Nickelodeon brand in fiscal 2008.

In the fiscal year ending March 31, 2009 ("fiscal 2009"), we plan to continue to execute on this strategy by shipping new mass-market titles for leading console and handheld platforms, as well as PC. Key upcoming titles include games based on Disney•Pixar's WALL•E; WWE Smackdown vs. Raw! 2009 and WWE Legends of Wrestlemania; Nickelodeon titles including Tak, SpongeBob, and new music games based on Naked Brothers Band; Bratz: Girls Really Rock!; and others.

Additionally, in order to increase our profits, our goal is to shift more development to our internal development studios. In fiscal 2008, we continued to develop our key Disney•Pixar and Nickelodeon titles internally. We also hold a long-term agreement with Yuke's to continue to develop games based on the WWE brand. Yuke's has consistently delivered high-quality WWE games since we started working with them in 1999. As discussed further in "Note 8—Other Long-Term Assets" in the notes to the consolidated financial statements, we own less than a 20% interest in Yuke's.

•
Sequel and extend our growing portfolio of owned intellectual property by bringing high-quality products to market

In order to grow revenue and increase profitability, we believe it is important for us to create and acquire new intellectual property, expand our internal development capabilities and increase ownership of development tools and technology.

In fiscal 2008, we executed on this strategy with the shipment of more than 1.5 million units of MX vs. ATV Untamed, bringing the MX vs. ATV franchise lifetime shipments to more than 6.5 million units. We established a new original franchise, Frontlines: Fuel of War, developed internally by our Kaos Studio, as well as a new innovative original title for Nintendo DS, called Drawn to Life. We plan to extend our new intellectual properties in the future, including the Drawn to Life property, with the introduction of SpongeBob Drawn to Life in fiscal 2009.

In January 2008, we expanded our development capabilities to address the lucrative Role Playing Games ("RPG") genre with the acquisition of Big Huge Games development studio.

In our fiscal year ending March 31, 2009, we plan to increase revenue from owned intellectual properties. We plan to launch Saints Row 2 and Red Faction Guerrilla, sequels to two of our best-selling owned intellectual properties. We also plan to introduce a promising new intellectual property, Darksiders. Additionally, we have a strong line-up of owned games for Nintendo's fast growing Wii platform, including de Blob, Deadly Creatures and All Star Cheer Squad, which utilizes the popular Wii-fit balance board.

•
Pursue growing trends of digital content creation and distribution

As the interactive entertainment industry continues to evolve, new revenue streams are emerging from the growing trends of digital content creation and distribution. While still nascent, these revenue opportunities are expected to increase significantly in future years. We are currently focused on generating revenue from in-game advertising, downloadable content/micro-transactions, mobile content and massively multi-player online ("MMO") gaming. In July, 2007, we announced a co-development and publishing agreement to bring our critically-acclaimed PC game Company of Heroes to the Chinese market via an online version operated by Shanda Interactive Entertainment Limited. This marks THQ's first "free-to-play, pay for download" online game, which is scheduled to launch in mainland China in fiscal 2009. We are also developing an MMO title based on the popular Warhammer 40,000 universe in our Vigil Games studio.

•
Expand our international business

As the global gaming market continues to grow, we believe that international markets represent a significant growth opportunity for us. We are focused on expanding our international business by focusing on a global product portfolio and driving higher sales via direct distribution of our products. In fiscal 2008, THQ's international net sales grew 24%, and for the first time represented more than 50% of total net sales. International growth was fueled by the opening of direct sales offices in additional countries, as well as strong international sales of WWE SmackDown vs. Raw! 2008 and Ratatouille and changes in foreign currency rates. In fiscal 2009, we expect international net sales to represent approximately 50% of total net sales, as we continue to publish our portfolio of globally-appealing products through our global network of direct sales offices and continue our expansion efforts, especially in Asia.

Our Industry

The video game industry is the economic sector involved with the development, marketing and sale of video and computer games. It encompasses dozens of job disciplines and employs thousands of people worldwide. Video games have increasingly become a mainstream entertainment choice for both children and adults: 72% of the United States population between the ages of 6-44 plays video games, a significant increase from the 64% who played video games only a year ago, according to a recent study conducted by NPD, an independent provider of consumer and retail market research for video games and other industries. According to the International Development Group, Inc. ("IDG"), an independent consulting and advisory services company that analyzes the consumer electronics and interactive entertainment industries, sales of console, handheld and PC games (excluding wireless) reached $10.0 billion in North America, and $9.9 billion in Europe in calendar 2007.

The first modern video game platform was introduced by Nintendo in 1985. Advances in technology over the past 23 years have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. Today's video game consoles—the Sony PlayStation 3, Microsoft Xbox 360 and Nintendo Wii—are not simply gaming platforms, but also function as multimedia hubs that can deliver high-quality digital movies and television programs. Video games are also played on personal computers that contain powerful graphics cards, and on advanced handheld devices such as PSP (PlayStation Portable), Nintendo DS and Nintendo GameBoy Advance. Additionally, both online gaming and wireless gaming have become popular platforms for video game players over the last several years.

Our Products

We develop, market and sell video games and other interactive software and content for play on console platforms, handheld platforms, mobile devices, PCs and online. The following games generated a significant portion of our sales during the fiscal years ended March 31, 2008, 2007 and 2006:

  •
  in fiscal 2008, WWE SmackDown vs. Raw 2008, Disney•Pixar's Ratatouille, and MX vs. ATV Untamed;

  •
  in fiscal 2007, Disney•Pixar's Cars, WWE SmackDown vs. Raw 2007, Saints Row, Nickelodeon titles Avatar: The Last Airbender and SpongeBob SquarePants: Creature from the Krusty Krab, and Bratz: Forever Diamondz; and

  •
  in fiscal 2006, WWE SmackDown vs. Raw 2006, Juiced, Destroy All Humans!, SpongeBob SquarePants: Lights, Camera, PANTS! and The Incredibles: Rise of the Underminer.

Our games are based on intellectual property that is either wholly-owned by us or licensed from third parties. We develop our games using both internal development resources and external development resources working for us pursuant to contractual agreements. Whether a game is developed internally or externally, upon completion of development we extensively play-test each game, and if required, send the game to the manufacturer for its review and approval. Other than games we release for PCs or wireless devices, the console manufacturers or their authorized vendors manufacture our products for us. We then market and distribute our games for sale throughout the world.

Creating and Acquiring Our Intellectual Property

Our business process begins with an idea. Inspiration for our interactive entertainment software comes from many sources—from our internal studios, from our external studio partners, or from existing intellectual properties that we either license or acquire. Traditionally, most of our titles were based upon licensed properties that have attained a high level of consumer recognition or acceptance. We have relationships with many well-known licensors and have created games based on their properties, including Disney•Pixar, Nickelodeon, World Wrestling Entertainment, Warner Bros. and MGA Entertainment. These intellectual property licenses usually grant us the exclusive use of the property for specified titles, on specified platforms, within a defined territory and for a specified license term. The licenses are of varying duration, and we pay royalties to our property licensors generally based on our net sales of the title that includes the licensor's intellectual property. We typically advance payments against minimum guaranteed royalties over the license term. Royalty rates are generally higher for properties with proven popularity and less perceived risk of commercial failure.

A cornerstone of our strategy is to create or acquire new intellectual properties that we own. Our owned intellectual property is generally created either by one of our development studios or by a third-party developer with whom we contract. We have also acquired intellectual properties from other publishers or developers. The titles we create based on intellectual properties we own may contain certain licensed content, such as music or rights to use of a name or object (such as a brand-name vehicle). In this case, we enter into a license agreement with the content owner and pay either a fixed fee or royalty for the use of such content.

Developing Our Products

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our internal studios located throughout the United States, in the United Kingdom and in Australia, and in our corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists. We refer to this collective group of development resources as our Studio System.

We make the decision as to which development resources to use based upon the creative and technical challenges of the product, including whether the intellectual property being developed into a game is licensed, an original concept that we created, or an original concept created by a third-party developer. Once we determine where a product will be developed, our product development team oversees the internal or external resources in its design, technical assessment and construction of each game.

The development cycle for a new game depends on the platform and the complexity and scope of the game. Additionally, when developing an intellectual property into a game which is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture's theatrical release. The development cycle for console and PC games ranges from 18-36 months and the development cycle for handheld games ranges from 12-24 months.

These development cycles require that we assess whether there will be adequate retailer and consumer demand for a game well in advance of its release. The investments in such development, prior to reaching technological feasibility, are recorded as product development expenses in our consolidated statement of operations. We had product development expenses of $128.9 million in fiscal 2008, $97.1 million in fiscal 2007 and $94.6 million in fiscal 2006.

Upon completion of development, each game is extensively play-tested by us to ensure compatibility with the appropriate hardware systems and configurations, and to minimize the number of bugs and other defects found in the products. If required, we also send the game to the manufacturer for its review and approval. To support our products after release, we provide online access to our customers on a 24 hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries, and we use this data to help improve the development and production processes.

Manufacturing Our Products

Other than games we release for sale on PCs, digital download, or wireless devices, our video games are manufactured for us by the platform manufacturers or their authorized vendors. We contract with various DVD replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer. We then send the approved software code to the manufacturer (together with related artwork, user instructions, warranty information, brochures and packaging designs) for manufacturing.

We are required by our platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Distributing Our Products—Marketing and Sales

The manner in which we drive consumer demand for our brands across the globe has evolved significantly in recent years as we have expanded our owned and licensed franchise portfolio. At the global brand management level, we take a disciplined approach to defining and refining positioning for our key game releases. We implement extensive consumer and retail research including concept and play testing in conjunction with our development studios.

Our marketing plans vary by target demographic but generally consist of a three-pronged media plan encompassing TV, print and online advertising. Certain of our campaigns also include billboard advertising, event sponsorship, in-theater advertising and radio placements. Retail or Channel Marketing efforts for our games include pre-sell give-aways, displays and/ or demonstrations at retailer-specific trade shows, and cooperative retail advertising campaigns.

We are taking a more aggressive approach in what we term the "connected marketing" space. This includes how we build our brand in the online space via editorial opportunities; screen shot, trailer and other game content releases online; advertising; official game websites; and community outreach and management. Game trial has been a key driver of consumer demand for several of our core games, through consumer demos released at retail or online, or game demos available at kiosks stationed at sports or other entertainment events.

Publicity is another key driver of awareness for our game portfolio, as well as for THQ, as a publicly-held company. We maintain strong relationships with a broad group of business, consumer, entertainment and games enthusiast reporters across the globe, working closely to secure positive editorial coverage across broadcast, print and online editorial outlets.

Product Sales.    In North America, our products are primarily sold directly to mass merchandisers, consumer electronics stores, discount warehouses and national retail chain stores. Our products are also sold to smaller, regional retailers, as well as distributors who, in turn, sell our products to retailers that we do not service directly, such as grocery and drug stores. Our domestic sales activities are led by our national sales team, which has representatives in most major markets in the United States.

Our international publishing activities are managed by our office in Switzerland and operated via our offices in the United Kingdom, Australia, France, Germany, Korea, Japan, Spain, Austria, Denmark, the Netherlands and Italy. International offices market and distribute to direct-to-retail customers and through distributors in both their home territories and to approximately 60 additional territories.

We utilize electronic data interchange with most of our major customers in order to (i) efficiently receive, process, and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use allows us to better manage inventory, merchandise and communications. We ship all of our products to our North American customers from warehouses located in Michigan and Minnesota, and we ship most of our products to our international customers from warehouses located throughout Europe and Asia Pacific.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video games after we analyze: (i) inventory remaining in the retail channel, (ii) the rate of inventory sell-through in the retail channel, and (iii) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds.

Platform License Agreements

Before we can develop, market, or sell video games on a console or handheld platform, we must enter into a license agreement with the manufacturer of such platform. The current "platform manufacturers" are Microsoft, Nintendo and Sony. Each of these platform license agreements allows us a non-exclusive right to use, for a fixed term, technology that is owned by the platform manufacturer. As each platform license expires, if we intend to continue publishing games on such platform, we must enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony and Microsoft for PlayStation 3 and Xbox 360, respectively, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement. Additionally, each agreement designates a territory in which we can publish and distribute titles. We are currently licensed to develop and publish titles on all platforms that are currently sold in North America. Our key platform licenses also allow us to develop and publish titles in Europe, Australia, New Zealand and Japan. We are also licensed to develop and publish titles for PlayStation 2, Xbox and Xbox 360 in various additional territories, including parts of Asia and Central and South America. We expect to enter into additional platform licenses and extend current licenses as new platforms are launched or our current agreements expire.

Our platform licenses require that each title be approved by the manufacturer. The manufacturers have the right to review, evaluate and approve a prototype of each title and the title's packaging and marketing materials. Once a title is developed and has been approved by the manufacturer, the title is manufactured solely by such manufacturer or a designated vendor of the manufacturer. The licenses establish the payment terms for the manufacture of each cartridge or disc made, which generally provide for a charge for every cartridge or disc manufactured. The amounts charged by the manufacturers for both console discs and handheld cartridges include a manufacturing, printing and packaging fee as well as a royalty for the use of the manufacturer's name, proprietary information and technology, and are subject to adjustment by the manufacturers at their discretion.

The platform license agreements also require us to indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer involving the development, marketing, sale, or use of our games, including any claims for copyright or trademark infringement brought against the manufacturer. Each platform license may be terminated by the manufacturer if a breach or default by us is not cured after we receive written notice from the manufacturer, or if we become insolvent. Upon termination of a platform license for any reason other than our breach or default, we have a limited period of time to sell any existing product inventory remaining as of the date of termination. The length of this sell-off period varies between 90 and 180 days, depending upon the platform agreement. We must destroy any such inventory remaining after the end of the sell-off period. Upon termination as a result of our breach or default, we must destroy any remaining inventory within a minimum number of days as specified by the manufacturer.

Seasonality

The interactive entertainment software market is highly seasonal, with sales typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the year-end holiday buying season.

Major Customers

Our largest customers worldwide include Best Buy, GameStop, Target, Toys "R" Us and Wal-Mart. We also sell our products to other national and regional retailers, discount store chains and specialty retailers. Wal-mart and GameStop each accounted for more than 10% of our gross sales in fiscal 2008, 2007 and 2006. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

Competition

As a publisher of interactive entertainment software, we consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. Our primary competition for sales of video games comes from Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms, as well as other publishers and developers of interactive entertainment software, such as Activision, Atari, Electronic Arts, LucasArts, Namco, Sega, Take-Two Interactive Software, Ubisoft, and Vivendi Games.

In addition to competing for video game revenue, we compete with our competitors over licenses and brand-name recognition, access to distribution channels, and effectiveness of marketing and price. We also face intense competition from our competitors for the services of talented video game producers, artists, engineers and other employees.

In addition to our traditional competitors in the video game industry, some of our competitors are very large, diversified corporations that have begun to develop games based upon their own highly recognizable brands, and, as a result, stand to become more direct competitors. Disney Interactive Studios recently expanded its internal software game publishing efforts and Viacom has expanded its efforts in interactive entertainment software publishing.

Employees

As of March 31, 2008, we employed approximately 2,400 people, of whom over 800 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 of notes to consolidated financial statements included in Item 8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the internet at our website at http://www.thq.com or at the SEC's web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 or on the internet at http://www.sec.gov/info/edgar/prrrules.htm. You can view our Code of Business Conduct and Ethics, our Code of Ethics for Executive Officers and Other Senior Financial Officers and the charters for each of our committees of the Board of Directors free of charge on the corporate governance section of our website.

Item 1A.    Risk Factors

Our business is subject to many risks and uncertainties that may affect our future financial performance. Some of those important risks and uncertainties that may cause our operating results to vary or may materially and adversely affect our operating results are as follows:

We must continue to develop and sell new titles in order to generate revenue and remain profitable.

We derive almost all of our revenue from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers. Even the most successful video games remain popular for only limited periods of time, often less than six months, and thus the success of our business is dependent upon our ability to continually develop and sell successful new games.

Our business is "hit" driven. If we do not deliver "hit" games, our revenue and profitability can suffer.

While many new products are regularly introduced, only a relatively small number of "hit" titles account for a significant portion of video game sales. If we fail to develop "hit" titles, or if "hit" products published by our competitors take a larger share of consumer spending than we anticipate, our product sales could fall below our expectations.

Risk factors related to video game platforms:

Our business is dependent upon the success and availability of the video game platforms on which consumers play our games.    We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 2, PlayStation 3 and PSP, Microsoft's Xbox 360, and Nintendo's Wii and DS. The following factors related to such platforms can adversely affect sales of our video games and our profitability:

Popularity of platforms.    In the previous console platform cycle, the PlayStation 2 was the best-selling platform and games for the PlayStation 2 dominated software sales. In the current platform cycle, the Wii is the best-selling platform to date; however, the Xbox 360 is currently the most popular console in terms of software game sales. Since the development cycle for a game is from 12 to 36 months, we must make decisions about which games to develop on which platforms before knowing what the consumer preference for the platforms will be when the game is finished. Choosing the wrong games for the wrong platforms could negatively impact our revenues and profitability.

Platform shortages.    In the past few years, many of the platforms on which our games are played have experienced shortages and some, including the Nintendo Wii, are still difficult for consumers to purchase. Platform shortages generally negatively affect the sales of video games since consumers do not have consoles on which to play the games.

Platform pricing.    The current generation of console platforms are priced higher than their respective predecessor platforms. The Xbox 360 can cost as much as $449.99, the Wii is priced at $249.99 and the PS3 is priced at $399.99. The cost of the hardware could adversely affect their sales, which could negatively affect sales of our products for these platforms since consumers need a platform in order to play our games.

Our inability to enter into agreements with the manufacturers to develop, publish and distribute titles on their platforms could seriously impact our operations.    We are dependent on the platform manufacturers (Microsoft, Nintendo and Sony) and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms. Our existing platform licenses require that we obtain approval for the publication of new games on a title-by-title basis. As a result, the number of titles we are able to publish for these platforms, and our sales from titles for these platforms, may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any license were terminated, we would be unable to publish additional titles for that manufacturer's platform, which could negatively affect our operating results.

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

Risk factors related to creating and acquiring our intellectual property:

The loss of our key licenses, or renewals of such licenses on less advantageous terms, could cause our revenue to decline.    Games we develop based upon a small number of licensed brands make up a substantial portion of our sales each year. In fiscal 2008 and fiscal 2007, sales of titles for our three top-selling brands, Disney•Pixar, Nickelodeon and World Wrestling Entertainment ("WWE") comprised 54% of our net sales; and in fiscal 2006, 47% of our net sales were based on titles from such brands. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to this dependence on a limited number of brands, the loss of a brand license or the renewal of a brand license on less advantageous terms may significantly harm our business and financial results.

We are currently involved in litigation with the WWE with respect to our video game license. Since WWE titles make up a significant portion of our sales, our inability to retain the license could harm us. See, Item 3 "Legal Proceedings" for a more detailed discussion of this litigation.

A decrease in the popularity of our licensed brands can materially affect our revenue.    A significant portion of our net sales are derived from products based on popular licensed properties. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell games based on such licenses.

Our inability to acquire or create new intellectual property that has a high level of consumer recognition or acceptance could harm us.    We generate a portion of our revenue from wholly-owned intellectual property. The success of our internal brands depends on our ability to create original ideas that appeal to the avid gamer. Titles based on wholly-owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products that find consumer acceptance could negatively impact our profitability.

Risk factors related to the development of our products:

Increasing development costs can decrease our profitability.    Video games are becoming increasingly expensive to develop. Because the current generation console platforms and computers have greater complexity and capabilities than the earlier platforms and computers, costs are higher to develop games for the current generation platforms and computers. Greater costs can lead to lower operating margins, negatively affecting our profitability.

Video game product development schedules are difficult to predict and can be subject to delays. Postponements in shipments can substantially impact our profitability in any given quarter.    Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically-dispersed development teams required by the increasing complexity of our products, the need to refine and tune our products prior to their release, and the time required to manufacture a game once it is submitted to the manufacturer. We have in the past experienced development and manufacturing delays for several of our products. Failure to meet anticipated production schedules may cause a shortfall in our expected sales and profitability and cause our operating results in any given quarter to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related movie, could significantly affect the sales of such products and thus our financial performance.

Video games that are not high quality may not sell according to our forecast, which could materially impact our profitability in any given quarter.    Consumers that buy games targeted at the mass market and core gamers prefer high-quality games. If our games are not high quality, consumers may not purchase as many games as we expected, which could materially impact our revenue and profitability in any given quarter.

We have experienced development challenges on the PlayStation 3. Our inability to overcome our development challenges for games developed for the PlayStation 3 could negatively impact our revenue and profitability.    We have experienced unexpected challenges in developing games for the PlayStation 3, which has caused us to miss ship dates or cancel games that were being developed for the platform. If we fail to successfully develop games for the PlayStation 3 in the future, our revenues and profitability could be materially affected.

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

We rely on external developers for the development of some of our titles.    Some of our titles are developed by third-party developers. We have no direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases. Additionally, the future success of externally-developed titles will depend on our continued ability to maintain relationships and secure agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers and failure to do so could result in a material adverse effect on our business and financial results.

Risk factors related to distribution of our products:

Software pricing.    Software prices for the current generation console games are higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games. Additionally, although we still publish games for the PlayStation 2, as consumers purchase games for current generation consoles rather than for the PS2 and demand for games on the PS2 declines, the prices of our games for the PS2 may also decline. Reduced pricing of our PS2 products may result in lower revenues, which could materially affect our profitability.

We rely on a small number of customers that account for a significant amount of our sales.    Our largest single customer, Wal-Mart, accounted for more than 10% of our gross sales in the last three fiscal years. In fiscal 2008, our five largest customers, including Wal-Mart, accounted for 41% of our gross sales. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

We compete aggressively with other video game publishers for retail shelf space. Our inability to get our games placed on retailers' shelves could materially impact our revenues and profitability.    As video game publishers strive to release more blockbuster titles and as retailers merge, competition for retail shelf space may become more intense. Our inability to get our products on retailers' shelves may force us to increase our marketing expenditures to maintain sales of our titles. Increased expenses without corresponding increased sales could reduce our profit margins and thus have a negative effect on our business and financial results.

Lack of retailer support for categories in which we publish games could negatively affect the sales of our products.    In fiscal 2008, retailers strongly supported games that were music or peripheral-based and we did not publish any games in this category. Future lack of retailer support for our key games could cause lower sales of such games, negatively affecting our revenue and profitability.

Increased sales of used video game products could lower our sales.    Increased sales of used video games, which are generally priced lower than new video games, by one of our key customers could negatively affect our sales of new titles and thus our revenues.

Risk factors related to competition:

Competitive launches may negatively affect the sales of our games.    We compete for consumer dollars with several other video game publishers and consumers must make choices among available games. If we make our games available for sale at the same time as many other new games become available, consumers may choose to spend their money on products published by our competitors rather than our products and retailers may choose to give more shelf space to our competitors' products, leaving less space to sell our products. Since the life cycle of a game is short, strong sales of our competitors' games could negatively affect the sales of our games.

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

Development of software and online games by intellectual property owners.    As discussed above, a significant portion of our revenue is due to sales of games based upon licensed properties. In recent years, some of our key licensors, including Disney and Warner Bros., have increased their development of video games, which could lead to such licensors not renewing our licenses to publish games based upon their properties or not grant future licenses to develop games based upon such properties. If we do not publish such games, our revenue could be significantly affected.

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

Consistent with our strategy to expand our internal development capabilities and distribution channels, we intend to continue to pursue acquisitions of companies, intellectual property rights and other assets that can be acquired on acceptable terms and which we believe can be operated or exploited profitably. As our industry continues to consolidate, we face additional competitive pressures that can negatively affect our business.

Further, as we acquire companies, we are faced with additional challenges. The integration of newly-acquired companies' operations with our existing operations requires management time and effort. Additionally, there is a risk of loss of key employees, customers and vendors of the recently-acquired companies.

Emerging video game platforms, such as MMO games or games for wireless devices, require investments and present many risks.

Globally, MMO games have rapidly become a popular way to play video games. Additionally, wireless network and mobile phone technologies are continually undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing online games, wireless games and other content will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications.

A significant portion of our revenue is derived from our international operations, which may subject us to economic, political, regulatory and other risks.

In fiscal 2008 we derived 51% of our net sales outside of North America, up from 42% in fiscal 2007. We intend to continue expanding our international operations, which may subject us to many risks, including: different consumer preferences, challenges caused by distance, language and cultural differences in doing business with foreign entities, unexpected changes in regulatory requirements, tariffs and other barriers, difficulties in staffing and managing foreign operations, and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse effect on our future foreign sales or the profits generated from these sales.

There are additional risks inherent in doing business in certain international markets, such as China. For example, foreign exchange controls may prevent us from expatriating cash earned in China and standard business practices in China may increase our risk of violating U.S. laws such as the Foreign Corrupt Practices Act.

Additionally, sales generated by our international offices will generally be denominated in the currency of the country in which the sales are made. To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations.

We may not be able to protect our intellectual property rights against piracy, infringement of our patents by third parties, or declining legal protection for intellectual property.

We defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of our rights is difficult. Unauthorized production occurs in the computer software industry generally, and if a significant amount of unauthorized production of our products were to occur, it could materially and adversely affect our results of operations. We hold copyrights on the products, manuals, advertising and other materials owned by us and we maintain certain trademark rights. We regard our titles, including the underlying software, as proprietary and rely on a combination of trademark, copyright and trade secret laws as well as employee and third-party nondisclosure and confidentiality agreements, among other methods, to protect our rights. We include with our products a "shrink-wrap" or "click-wrap" license agreement which imposes limitations on use of the software. It is uncertain to what extent these agreements and limitations are enforceable, especially in foreign countries. Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. We cannot be certain that existing intellectual property laws will provide adequate protection for our products.

Third parties may claim we infringe their intellectual property rights.

Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, from time to time we receive notices from others claiming we have infringed their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products, or pay damages or satisfy indemnification commitments including contractual provisions under various license arrangements. If we are required to enter into such agreements or take such actions, our operating margins may decline as a result.

We cannot be certain of the future effectiveness of our internal controls over financial reporting or the impact of the same on our operations or the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive software entertainment market is highly seasonal, with sales typically significantly higher during the year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:

  •
  the timing of our release of new titles as well as the release of our competitors' products;

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

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors as a result of the factors described above and others described throughout this "Risk Factors" section, and the price of our common stock may fall or significantly fluctuate.

Rating systems and future legislation may make it difficult to successfully market and sell our products.

Currently, the interactive software entertainment industry is self-regulated and rated by the Entertainment Software Rating Board ("ESRB"). Our retail customers take the ESRB rating into consideration when deciding which of our products they will purchase. If the ESRB or a manufacturer determines that a product should have a rating directed to an older or more mature consumer, we may be less successful in our marketing and sales of a particular product.

From time to time, legislation has been introduced at the local, state and federal levels for the establishment of a government mandated rating and governing system in the United States and in foreign countries for our industry. Various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system or other regulation, our ability to successfully market and sell our products could be adversely affected.

Any significant downturn in general economic conditions that results in a reduction in discretionary spending could reduce demand for our products and harm our business.

Our product sales are affected by the retail customer's ability and desire to spend disposable income on the purchase of our games. Any significant downturn in general economic conditions that results in a reduction in discretionary spending could result in a reduction in demand for our products and could harm our business. Such industry downturns have been, and may continue to be, characterized by diminished product demand and subsequent erosion of average selling prices.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal corporate and administrative office is located in approximately 100,000 square feet of leased space in a building located at 29903 Agoura Road, Agoura Hills, California. Including this office, the following is a summary of the principal leased offices we maintained as of May 23, 2008:

Purpose	North America	Europe	Asia Pacific	Total
Sales and administrative	123,900	69,900	21,300	215,100
Product development	385,500	6,100	23,700	415,300

Total leased square footage	509,400	76,000	45,000	630,400

We also own 10,820 square feet of space in Phoenix, Arizona, which serves as our data center and motion capture studio.

Item 3.    Legal Proceedings

WWE related Lawsuits

On October 19, 2004, World Wrestling Entertainment, Inc. ("WWE") filed a lawsuit in the United States District Court for the Southern District of New York (the "Court") against JAKKS Pacific, Inc. ("JAKKS"), us, THQ/JAKKS Pacific LLC (the "LLC"), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff's RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants' motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants' motion seeking to dismiss the RICO claims on the basis of the threshold "enterprise" issue that was briefed.

The Court then set a second round of briefing on the motions to dismiss on all other federal issues, including other defenses under RICO. After extensive briefing concluded in August 2006 and a hearing held in September 2006, on December 21, 2007, the Court granted our motions to dismiss the federal claims, and denied a motion by WWE to reconsider the Court's prior March 2006 order dismissing the antitrust claims. Among the Court's grounds for its decision were its findings that WWE had failed to allege a pattern of racketeering activity, RICO injury or antitrust injury, and that its RICO claims were barred by the statutes of limitations. The Court also dismissed WWE's state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction. WWE has now asserted its state law claims in Connecticut, as described below. WWE has appealed the Court's rulings, and the appeal is pending in the Second Circuit Court of Appeals. The appeal is currently in abeyance, and there is currently no briefing schedule or timetable for resolution of the appeal.

On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that our agreements with Yuke's Co., Ltd. ("Yuke's"), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE's written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. On February 8, 2007, we and the LLC jointly moved to strike one of the claims, for violation of the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to our ability to raise the same issue at a later date. At a hearing on May 8, 2007, the Court granted WWE's request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE's lawsuit in the Southern District of New York and to "cite in" the other defendants from that action, including our CEO, Brian Farrell. Following the dismissal without prejudice of WWE's lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted. The claims now pending in this action are a combination of the earlier claims relating to the Yuke's agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York. We have moved to dismiss many of the claims in this action. Moreover, JAKKS has filed a summary judgment motion based on the collateral estoppel effects of the dismissal of WWE's lawsuit in the Southern District of New York, and we intend to join in that motion. JAKKS's motion was scheduled for hearing on May 19, 2008, and there is not yet a hearing scheduled on the THQ defendants' motion. Discovery in this action is scheduled to be completed by June 2009, and the case is to be ready for trial by May 1, 2010.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint. However, in light of the early status of this litigation, we cannot estimate a possible loss, if any. Games we develop based upon our WWE videogame license have contributed to approximately 25% of our net sales in fiscal 2008, up from approximately 15% of our net sales in fiscal 2007 and 2006. The loss of the WWE license would have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate. However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District. At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied a request by JAKKS for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. Pursuant to the process, the judge named a "shortlist" of five arbitrator candidates drawn from lists submitted by the parties, and afforded the parties five days to agree upon an arbitrator candidate, failing which the judge would appoint an arbitrator from the "shortlist." On July 18, 2007, JAKKS filed a notice of disqualification, purporting to disqualify all of the arbitrator candidates on the "shortlist" other than the one individual who had been among the candidates submitted by JAKKS. We objected to this notice. On July 31, 2007, the Court struck JAKKS's notice and selected an arbitrator from the "shortlist." On or about August 22, 2007 JAKKS filed in the Court of Appeal of the State of California a petition for writ of mandate/prohibition or other appropriate relief, seeking an order directing the judge to disqualify all of the arbitrator candidates other than the one individual who had been submitted by JAKKS. In its filing,

JAKKS argued that this individual was the only "shortlist" candidate to file certain disclosures within a time period JAKKS maintains is required by statute. The Court of Appeal granted a temporary stay of the arbitration on August 30, 2007. On the same day that the Court of Appeal issued its temporary stay, JAKKS filed a notice with the Superior Court that it was exercising its one-time peremptory challenge pursuant to the California Code of Civil Procedure to disqualify "without cause" the arbitrator chosen by the judge. Following a hearing, the Court of Appeal denied JAKKS's petition in an opinion and order filed February 28, 2008. The case has now been returned to the trial court for further proceedings. At this time, we cannot anticipate when the arbitration will commence.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.    On August 25, 2006, following our announcement of the informal inquiry by the SEC, a purported shareholder derivative action captioned Ramsey v. Haller et. Al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. Another lawsuit was subsequently filed by the same law firm on behalf of another purported shareholder, David Kukor, and the parties stipulated to consolidate the two actions. On or about April 19, 2007, a Consolidated Shareholder Derivative Complaint (the "Consolidated Complaint") was filed, alleging the same types of claims and quoting from various public statements by us since the filing of the original complaint. We are also named as a nominal defendant. On May 29, 2007, we filed a demurrer to the Consolidated Complaint as a whole. The demurrer was overruled by the Court on October 11, 2007, and a status conference before the Court is currently scheduled for May 28, 2008. No discovery has been conducted, nor can it be conducted absent further court order.

Although litigation is subject to inherent uncertainties, we do not believe the results of the remaining shareholder action will have a material adverse impact on our consolidated financial position or results of operations.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proccedings

SEC Informal Inquiry.    On August 4, 2006, we received an informal inquiry from the Securities and Exchange Commission ("SEC") requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We fully cooperated with the SEC's inquiry and on February 27, 2008 received a notice from the SEC that its investigation of our stock option grant practices has been completed and that the SEC does not intend to recommend any action against THQ.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ's common stock is quoted on the NASDAQ Global Select Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ Global Select Market:

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2008
Fourth Quarter ended March 31, 2008	$28.19	$17.94
Third Quarter ended December 31, 2007	29.63	23.39
Second Quarter ended September 30, 2007	31.32	24.98
First Quarter ended June 30, 2007	36.39	30.52
Fiscal Year Ended March 31, 2007
Fourth Quarter ended March 31, 2007	$34.33	$29.64
Third Quarter ended December 31, 2006	34.00	28.69
Second Quarter ended September 30, 2006	30.87	19.74
First Quarter ended June 30, 2006	27.76	19.65

The last reported price of our common stock on May 23, 2008, as reported by NASDAQ Global Select Market, was $20.50 per share.

Holders

As of May 23, 2008 there were approximately 303 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2008 is as follows (amounts in thousands, except per share amounts):

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	8,713,875		$20.74	3,297,755
Equity compensation plans not approved by security holders	551,717	(1)	$12.05	—

Total	9,265,592		$20.22	3,297,755

(1)
Represents the aggregate number of shares of THQ common stock to be issued upon exercise of individual compensation arrangements with employee and non-employee option and warrant holders. The outstanding options were primarily granted under the Company's Third Amended and Restated Non-executive Employee Stock Option Plan (the "NEEP Plan"). For a description of the material features of the NEEP Plan, see "Note 14—Stock-based Compensation" in the notes to the consolidated financial statements. As of July 20, 2006, the Company does not grant equity awards from the NEEP or from any other non-security holder approved equity compensation plan.

Stock Price Performance Graph

The following information shall not be deemed to be "filed" with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

The following graph shows a five-year comparison of cumulative total stockholder returns for the period from March 31, 2003 through March 31, 2008, for the Company's common stock, NASDAQ Global Select Market Composite Index and the RDG Technology Index. The comparison assumes an initial investment of $100 in each on March 31, 2003. We have not paid any cash dividends and, therefore, the cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of THQ's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among THQ Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*
$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008
THQ Inc.	$100.00	$154.91	$215.48	$297.38	$392.72	$250.40
NASDAQ Composite	$100.00	$151.01	$152.38	$181.06	$189.63	$177.49
RDG Technology Composite	$100.00	$149.02	$144.21	$170.59	$175.88	$168.47

Recent Sales of Unregistered Securities

On January 18, 2008, in connection with our acquisition of Big Huge Games, Inc. ("BHG"), we issued an aggregate of 199,631 shares of our common stock to stockholders of BHG as partial consideration for the purchase of their shares of BHG. The shares are restricted from transfer and held in escrow by THQ until certain criteria are met, as set forth in the BHG stock purchase agreement. We issued and sold these shares in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Act") and/or Regulation D promulgated thereunder. The recipients of the shares were not acting as underwriters within the meaning of Section 2(a)(11) of the Act, written disclosure was made to each recipient that the shares have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available, and appropriate legends were affixed to the share certificates issued to each recipient. The issuance of these shares was made without general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table presents the Company's repurchases of our common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans
January 1 - January 31	—	$—	—	$—
February 1 - February 29	685,000	19.14	685,000	28,590,269
March 1 - March 31	—	—	—	—

Total	685,000	$19.14	685,000	$28,590,269

(1)
As of March 31, 2007 we had $8.5 million authorized and available for common stock repurchases. On May 15, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions. On July 31, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions. On October 30, 2007 our Board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions. During the year ended March 31, 2008, we repurchased 2,193,400 shares of our common stock for approximately $54.9 million, leaving approximately $28.6 million available for future repurchases. There is no expiration date for the authorized repurchases.

Item 6.    Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2008 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2008, and 2007, and the consolidated statements of operations for the fiscal years ended March 31, 2008, 2007 and 2006, and the report thereon are included elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2008	2007	2006	2005(a)	2004(b)
Net sales	$1,030,467	$1,026,856	$806,560	$756,731	$640,846
Costs and expenses:
Cost of sales—product costs	389,097	351,449	287,946	255,187	234,574
Cost of sales—software amortization and royalties	231,800	165,462	116,371	93,622	105,632
Cost of sales—license amortization and royalties	99,524	99,533	80,508	85,926	71,132
Cost of sales—venture partner expense	24,056	16,730	12,572	9,774	9,675
Product development	128,869	97,105	94,575	80,090	42,292
Selling and marketing	175,288	139,958	124,809	111,444	88,295
General and administrative	69,901	78,413	57,944	50,278	43,831

Total costs and expenses	1,118,535	948,650	774,725	686,321	595,431

Income (loss) from continuing operations	(88,068)	78,206	31,835	70,410	45,415
Interest and other income, net	15,433	12,822	7,955	6,483	7,720

Income (loss) from continuing operations before income taxes and minority interest	(72,635)	91,028	39,790	76,893	53,135
Income taxes	(35,785)	26,206	7,621	15,235	19,063

Income (loss) from continuing operations before minority interest	(36,850)	64,822	32,169	61,658	34,072
Minority interest	—	136	(63)	(261)	—

Income (loss) from continuing operations	(36,850)	64,958	32,106	61,397	34,072
Gain on sale of discontinued operations, net of tax	1,513	3,080	—	—	—

Net income (loss)	$(35,337)	$68,038	$32,106	$61,397	$34,072

Earnings (loss) per share—basic:
Continuing operations	$(0.55)	$1.00	$0.51	$1.05	$0.59
Discontinued operations	0.02	0.05	—	—	—

Earnings (loss) per share—basic	$(0.53)	$1.05	$0.51	$1.05	$0.59

Earnings (loss) per share—diluted:
Continuing operations	$(0.55)	$0.96	$0.49	$1.02	$0.58
Discontinued operations	0.02	0.05	—	—	—

Earnings (loss) per share—diluted	$(0.53)	$1.01	$0.49	$1.02	$0.58

Shares used in per share calculation—basic	66,475	65,039	62,615	58,545	57,279

Shares used in per share calculation—diluted	66,475	67,593	65,520	60,367	58,605

BALANCE SHEET DATA
(In thousands)

	As of March 31,
	2008	2007	2006	2005	2004
Working capital	$396,505	$562,316	$459,558	$400,063	$309,633
Total assets	$1,084,320	$1,013,541	$848,468	$746,606	$527,901
Stockholders' equity	$740,569	$768,957	$627,751	$547,758	$437,879

Notes:

(a)
Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)
Net income includes a $4.0 million benefit for a settlement of a dispute with directors' and officers' insurance carrier, net of tax.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our operating results and the primary trends that affect our business. Certain of these trends and other statements made herein may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are included herein because we believe that an understanding of these trends is important to understand our results for fiscal 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the remainder of "Management's Discussion and Analysis of Financial Condition and Results of Operations" or the consolidated financial statements and related notes. The discussion and analysis herein may be understood more fully by reference to the consolidated financial statements and notes to the consolidated financial statements. Additionally, readers should refer to our cautionary statement on page 1 herein as well as "Risk Factors" set forth in Item 1A. All references to "we," "us," "our," "THQ," or the "Company" in the following discussion and analysis mean THQ Inc. and its subsidiaries.

Overview of Fiscal 2008 Results

Net sales in fiscal 2008 were $1,030.5 million, up from $1,026.9 million. Year-over-year growth in the WWE franchise was due to strong sales of WWE SmackDown vs. Raw 2008, which shipped six million units in fiscal 2008, and the strong performance of our owned intellectual properties, MX vs. ATV Untamed, Frontlines: Fuel of War and Drawn to Life, was largely offset by weakness in our kids games and under-performance of the Juiced 2: Hot Import Nights, Stuntman: Ignition and Conan titles relative to our expectations. Despite higher sales in fiscal 2008, our operating margin was (9)% as compared to 8% in fiscal 2007. The decline in operating margin was primarily due to higher sales returns and allowances, accelerated amortization of software development, write-offs related to the cancellation of projects in development, higher product development expenses and higher selling and marketing expenses as a percentage of net sales in fiscal 2008 as compared to fiscal 2007.

Our net loss from continuing operations for fiscal 2008 was $36.8 million, or $0.55 per diluted share, compared to net income from continuing operations of $65.0 million, or $0.96 per diluted share, for fiscal 2007. Our net loss for fiscal 2008 was $35.3 million, or $0.53 per diluted share, and included a $1.5 million gain on sale of discontinued operations.

Cash used in operations was $9.7 million during fiscal 2008, as compared to cash provided by operations of $64.0 million in fiscal 2007. The increase in cash used was primarily a result of our fiscal 2008 net loss as compared to fiscal 2007 net income and an increase in accounts receivable due to higher net sales and the timing of product releases in the three months ended March 31, 2008 as compared to the same period last fiscal year, partially offset by higher non-cash amortization of licenses and software development in fiscal 2008 as compared to fiscal 2007.

Trends Affecting Our Business

We operate in one business segment: video game development, publishing and distribution. We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. The significant trends that affect our business include the following:

Products.    In order to increase revenues while facing higher development costs, we believe it is increasingly important in our industry to have a robust and diversified product portfolio. The success of our product portfolio relative to our competition is a principle driver of our continued success. In recent years, we have focused our efforts on growing both our owned intellectual properties and our licensed brands. As a result of these efforts, we believe we can continue to grow our revenues at or above the video game software market growth rate.

Development Costs.    The current generation consoles have increased functionality (e.g. realistic environments and artificial intelligence) over their legacy counterparts. The increased functionality delivers a more exciting gaming experience but adds complexity to the development of video games for these new consoles. This complexity increases the overall cost to develop these games and accordingly, during fiscal 2009, we expect our average software development costs to increase as we develop more games for these new consoles.

Online Gaming.    Online gaming is growing rapidly in popularity. According to the NPD report, "Online Gaming 2007: The Virtual Landscape," 62% of gamers report playing games online. With technology advances over the past few years, gamers can play online via PC, console and handheld systems. In fiscal 2008, we launched Frontlines: Fuel of War, which had online capability. MMO gaming has become popular, especially in Asia. In fiscal 2009, we plan to launch Company of Heroes Online in the Chinese market, which marks our first entry into the free-to-play, pay for download model of video games.

Platform Market Segmentation.    In fiscal 2008, our industry continued to transition from the legacy consoles to the current generation consoles, Microsoft Xbox 360, Sony PlayStation 3 ("PS3") and Nintendo Wii. Additionally, the Nintendo DS and Sony PSP handhelds continued to grow. With the current generation of console systems and current handheld platforms, we believe segmenting our market will be extremely important. We have designed our publishing strategy to take advantage of the unique feature sets of the new consoles, handhelds and PC. Our strategy to reach core gamers focuses on the Xbox 360, PS3 and PC platforms. Our mass-market brands are targeted primarily for the Nintendo Wii, PS2 and DS platforms. We plan to publish some of our licensed brands, such as WWE and Disney•Pixar across all viable platforms.

International growth.    Over the past few years, sales of video games outside of the United States have grown significantly. In fiscal 2008, international net sales increased 24% to $527.3 million, from $426.7 million in fiscal 2007. The international installed base of video game platforms continues to increase, and we are focused on expanding our international presence by identifying territories where we see opportunity and establishing a direct sales presence to seize such opportunities. In addition to our sales force presence, we are focused on releasing and aggressively marketing titles with international appeal. We continue to evaluate new business opportunities in the Asia Pacific region.

Critical Accounting Estimates

The Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. For all of these estimates, we caution that actual results may differ materially from these estimates under different assumptions or conditions.

Accounts receivable allowances.    We derive revenue from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video games after we analyze the following:

  •
  inventory remaining in the retail channel,

  •
  the rate of inventory sell-through in the retail channel, and

  •
  our remaining inventory on hand.

We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners. Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue. We analyze historical price protection granted, historical returns, current sell-through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance. In addition, we monitor the volume of our sales to retailers and distributors and their inventories, because slow-moving inventory in the distribution channel can result in the requirement for price protection or returns in subsequent periods. Actual price protection and returns in any future period are uncertain. While we believe we can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report. In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease. Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase.

Similarly, we must use significant judgment and make estimates in connection with establishing allowances for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of our bad debt expense for any period if we made different judgments or utilized different estimates. If our customers experience financial difficulties and are not able to meet their ongoing financial obligations to us, our results of operations may be adversely impacted.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Prior to the related product's release, we expense, as part of cost of sales—license amortization and royalties, capitalized license costs when we estimate such amounts are not recoverable.

Licenses are expensed to cost of sales—license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales related to such license, or (ii) an effective rate based upon total projected revenue related to such license. When, in management's estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales—license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2008, the net carrying value of our licenses was $86.8 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales—software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues. If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales—software amortization and royalties may be larger than anticipated in any given quarter. In fiscal 2008, we recorded approximately $35.4 million of accelerated amortization due to the underperformance of certain previously released games and approximately $23.9 million of additional amortization expense related to the cancellation of certain games. As of March 31, 2008, the net carrying value of our software development was $181.2 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments is expensed to cost of sales—software amortization and royalties as earned.

Goodwill and Other Intangible Assets.    We perform our annual review for goodwill impairment on the first day of our fourth fiscal quarter, or more frequently if indicators of potential impairment exist. We performed an annual review of goodwill impairment in each of the fiscal years ended March 31, 2008, 2007 and 2006 and found no impairment. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for our reporting unit, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Revenue Recognition.    Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which provide guidance on generally accepted accounting principles ("GAAP") for recognizing revenue on software transactions, and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission ("SEC").

Some of our packaged software products are developed with the ability to be connected to, and played via, the internet. In order for consumers to participate in online communities and play against one another via the internet, we (either directly or through outsourced arrangements with third parties) maintain servers that support an online service we provide to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. Generally, we consider the online service to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing the limited online service.

In instances where the online service is considered a substantive deliverable in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the packaged software product and the online service for one combined price. Vendor specific objective evidence for the fair value of the online service does not exist as we do not separately offer or charge for the online service. Therefore, when the online service is determined to be a substantive deliverable, we recognize the revenue from sales of such software products ratably over the estimated online service period of six months, beginning the month after shipment of the software product. Costs of sales related to such products are also deferred and recognized with the related revenues and include product costs, software amortization and royalties, and license amortization and royalties.

Determining whether the online service for a particular game constitutes a substantive deliverable is subjective and requires management's judgment. Determining the estimated service period over which to recognize the related revenue and costs of sales is also subjective and involves management's judgment.

During fiscal 2008, we determined the online service for one of our titles, Frontlines: Fuel of War (on PC and Xbox 360), is a substantive deliverable in addition to the packaged software, primarily because of its significance to game play. We will recognize all of the revenue and related costs of sales from the sale of this game ratably over the service period, which we have estimated to be six months beginning the month after shipment. At March 31, 2008 the deferred revenue related to this game was $30.9 million and is included within Accrued and Other Current Liabilities in our Consolidated Balance Sheet.

Stock-based compensation.    We adopted SFAS No. 123(R) "Share-Based Payment" ("FAS 123R") in our first quarter of fiscal 2007 and accordingly, we now record stock-based compensation expense for all of our stock-based awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for fiscal 2007. See "Note 14—Stock-based Compensation" in the notes to the consolidated financial statements.

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option's expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation. We adopted FAS 123R under the modified prospective transition method wherein no prior period financial statement information was affected. All prior period financial statements include stock-based compensation accounted for under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended ("FAS 123"). The financial statements for fiscal 2008 and 2007, include stock-based compensation accounted for under FAS 123R. There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123.

The following table sets forth the amount of stock-based compensation expense recognized in fiscal 2008, 2007 and 2006 (in thousands):

	Year Ended March 31,
	2008	2007	2006
Cost of sales—software amortization and royalties	$6,800	$2,087	$—
Product development	4,773	3,364	926
Selling and marketing	2,654	2,817	981
General and administrative	8,444	10,704	1,515

Total stock-based compensation expense	$22,671	$18,972	$3,422

Income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves: (i) estimating our current tax exposure in each jurisdiction including the impact, if any, of changes or interpretations to applicable tax laws and regulations, (ii) estimating additional taxes resulting from tax examinations and (iii) making judgments regarding the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimates of future taxable income in each jurisdiction, a valuation allowance is established.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our estimate for the potential outcome for any uncertain tax issue, including our claims for research and development income tax credits, requires judgment. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period in which they are resolved or when statutes of limitation on potential assessments expire.

As of April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Previously, we had accounted for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For income tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all income tax positions for which the statute of limitations remained open. Our adoption of FIN 48 on April 1, 2007 had no impact on our April 1, 2007 beginning retained earnings balance. The amount of unrecognized tax benefits as of April 1, 2007 and March 31, 2008 was $18.6 million and $11.6 million, respectively. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year income tax returns. A portion of the contingent tax liability relates to fiscal years under examination. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. We have evaluated the impact of the conclusions reached in the IRS examination in the FIN 48 measurement and recognition process. We are currently under routine examination by the IRS for our income tax returns for fiscal years 2004 through 2007 and by various state jurisdictions for fiscal years subsequent to 2003. We do not expect these examinations to be concluded and settled in the next 12 months, therefore, we are currently unable to estimate the potential impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2009 related to the expiration of the statutes of limitations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("FAS 157"). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157" which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. The statement provisions effective as of April 1, 2008, do not have a material effect on our results of operations, financial position, or cash flows. We are evaluating the impact, if any, the adoption of the remaining provisions will have on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this statement on April 1, 2008 and did not make this election. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("FAS 141R"). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus on EITF Issue No 07-1, "Accounting for Collaborative Arrangements" that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, which is our fiscal 2010 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our results of operations, financial position or cash flows.

In June 2007, the FASB ratified the EITF consensus conclusion on EITF 07-3, "Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development". EITF 07-3 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007, which is our fiscal 2009, and requires prospective application for new contracts entered into after the effective date. We do not expect the adoption of EITF 07-3 to have a material impact on our results of operations, financial position or cash flows.

Results of Operations

Comparison of Fiscal 2008 to Fiscal 2007

Our net loss from continuing operations for fiscal 2008 was $36.8 million, or $0.55 per diluted share, compared to net income from continuing operations of $65.0 million, or $0.96 per diluted share, for fiscal 2007. Our net loss for fiscal 2008 was $35.3 million, or $0.53 per diluted share, and included a $1.5 million gain on sale of discontinued operations.

Net Sales

We derive revenue principally from sales of packaged interactive software games designed for play on video game consoles, handheld devices and personal computers. We also derive revenue through downloads by mobile phone users of our wireless content.

In fiscal 2008, we deferred revenue for one of our titles, Frontlines: Fuel of War, on both PC and Xbox 360. We will recognize revenue from the sale of this title over an estimated service period of six months, beginning the month after shipment. At March 31, 2008 the deferred revenue related to this game was $30.9 million and is included within accrued and other current liabilities in our consolidated balance sheet. At March 31, 2008 the deferred costs related to this game were $20.7 million and are included within software development and prepaid expenses and other current assets in our consolidated balance sheet.

The following table details our net sales by territory for fiscal 2008 and fiscal 2007 (in thousands):

	Fiscal Year Ended March 31,
					Increase/ (Decrease)	% Change
	2008		2007
North America	$503,134	48.8%	$600,159	58.4%	$(97,025)	(16.2)%
Europe	454,880	44.2	365,406	35.6	89,474	24.5%
Asia Pacific	72,453	7.0	61,291	6.0	11,162	18.2%

International	527,333	51.2	426,697	41.6	100,636	23.6%

Consolidated net sales	$1,030,467	100.0%	$1,026,856	100.0%	$3,611	0.4%

Net sales increased by $3.6 million in fiscal 2008 as compared to fiscal 2007, from $1,026.9 million to $1,030.5 million. Worldwide net sales in fiscal 2008 were primarily driven by sales of WWE SmackDown vs. Raw! 2008, Ratatouille and sales of our catalog titles.

North America net sales decreased by $97.0 million in fiscal 2008 as compared to fiscal 2007. The decrease in North America net sales was primarily due to the following:

  •
  sales of Ratatouille in fiscal 2008 were outperformed by sales of Cars in fiscal 2007, and

  •
  a decline in sales of games based on our Nickelodeon license in fiscal 2008, including Avatar: The Burning Earth as compared to sales of games based on our Nickelodeon license in fiscal 2007, including Avatar: The Last Airbender, partially offset by

  •
  an increase in sales of WWE SmackDown vs. Raw! 2008 in fiscal 2008 as compared to WWE SmackDown vs. Raw! 2007 in fiscal 2007, and

  •
  an increase in sales of our owned intellectual properties, including MX vs. ATV Untamed in fiscal 2008.

International net sales increased by $100.6 million in fiscal 2008 as compared to fiscal 2007. The increase in international net sales was primarily due to the following:

  •
  an increase in sales of WWE SmackDown vs. Raw! 2008 in fiscal 2008 as compared to WWE SmackDown vs. Raw! 2007 in fiscal 2007,

  •
  an increase in sales of our owned intellectual properties, including Juiced 2: Hot Import Nights, Stuntman: Ignition and MX vs. ATV Untamed in fiscal 2008, and

  •
  sales of Cars 2: Mater National in fiscal 2008, with no comparable title in fiscal 2007.

Changes in foreign currency rates increased reported international net sales by $44.6 million or 10% in fiscal 2008, as compared to fiscal 2007. Excluding the impacts of foreign exchange rates, international net sales increased by 13% in fiscal 2008 as compared to fiscal 2007.

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2008 and fiscal 2007 are as follows (in thousands):

	Fiscal Year Ended March 31,
Platform					Increase/ (Decrease)	% Change
	2008		2007
Consoles
Microsoft Xbox 360	$129,483	12.6%	$134,908	13.1%	$(5,425)	(4.0)%
Microsoft Xbox	2,278	0.2	27,476	2.7	(25,198)	(91.7)%
Nintendo Wii	91,431	8.9	30,025	2.9	61,406	204.5%
Nintendo GameCube	7,090	0.7	52,338	5.1	(45,248)	(86.5)%
Sony PlayStation 3	85,533	8.3	—	—	85,533	—%
Sony PlayStation 2	252,642	24.5	304,916	29.7	(52,274)	(17.1)%

	568,457	55.2	549,663	53.5	18,794	3.4%

Handheld
Nintendo Dual Screen	226,912	22.0	114,143	11.1	112,769	98.8%
Nintendo Game Boy Advance	36,655	3.6	119,869	11.7	(83,214)	(69.4)%
Sony PlayStation Portable	84,030	8.2	65,402	6.4	18,628	28.5%
Wireless	19,751	1.9	26,467	2.6	(6,716)	(25.4)%

	367,348	35.7	325,881	31.8	41,467	12.7%

PC	94,264	9.1	149,546	14.6	(55,282)	(37.0)%
Other	398	0.0	1,766	0.1	(1,368)	(77.5)%

Net Sales	$1,030,467	100.0%	$1,026,856	100.0%	$3,611	0.4%

Console Platforms

Net sales for console platforms increased by 3% in fiscal 2008 to $568.5 million from $549.7 million in fiscal 2007. In fiscal 2008, sales of games for the Sony PlayStation 2 ("PS2") constituted 44% of our sales for console platforms, down from 55% of total console sales in fiscal 2007, while sales of games on the Sony PlayStation 3 ("PS3") and Nintendo Wii ("Wii") climbed from approximately zero and 5%, respectively of total console sales in fiscal 2007 to 15% and 16%, respectively in fiscal 2008. We released 40 and 31 new titles for console platforms in fiscal 2008 and fiscal 2007, respectively.

Microsoft Xbox 360 Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$129,483	12.6%	$134,908	13.1%	(4.0)%

In fiscal 2008, net sales of video games for Xbox 360 were primarily driven by sales of WWE SmackDown vs. Raw! 2008, and sales of games based on our owned intellectual properties, including MX vs. ATV Untamed, Stuntman: Ignition and Juiced 2: Hot Import Nights. We released 10 and five new titles in fiscal 2008 and fiscal 2007, respectively. Although we released five more titles in fiscal 2008 as compared to fiscal 2007, net sales decreased by $5.4 million primarily due to the following:

  •
  the deferral of revenue from sales of Frontlines: Fuel of War (see Critical Accounting Estimates for information regarding our revenue recognition policies),

  •
  fiscal 2008 net sales included Stuntman: Ignition and Juiced 2: Hot Import Nights, both of which had a high rate of sales returns and allowances and underperformed relative to our expectations, and

  •
  fiscal 2007 included the launch of our owned intellectual property Saints Row, which had premium pricing and sold well over a million units.

Microsoft Xbox Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$2,278	0.2%	$27,476	2.7%	(91.7)%

In fiscal 2008, net sales of video games for Microsoft Xbox ("Xbox") were primarily driven by sales of our catalog titles. We released one and three new titles in fiscal 2008 and fiscal 2007, respectively. Net sales decreased by $25.2 million in fiscal 2008 as compared to fiscal 2007 primarily due to consumer demand shifting to games for Microsoft's current generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$91,431	8.9%	$30,025	2.9%	204.5%

In fiscal 2008, net sales of video games for Wii were primarily driven by sales of WWE SmackDown vs. Raw! 2008, as well as sales of Ratatouille and Cars 2: Mater-National. We released 10 and four new titles in fiscal 2008 and fiscal 2007, respectively. Net sales increased by $61.4 million in fiscal 2008 as compared to fiscal 2007 primarily due to the following:

  •
  the release of WWE SmackDown vs. Raw! 2008 in fiscal 2008 with no WWE title released on Wii in fiscal 2007,

  •
  the release of six additional titles in fiscal 2008 as compared to fiscal 2007, and

  •
  an increase in sales of our catalog titles in fiscal 2008 as compared to fiscal 2007.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$7,090	0.7%	$52,338	5.1%	(86.5)%

In fiscal 2008, net sales of video games for Nintendo GameCube ("GameCube") were driven by sales of Ratatouille and our catalog titles. Net sales decreased by $45.2 million in fiscal 2008 as compared to fiscal 2007 primarily due to only one new release, Ratatouille, in fiscal 2008, as compared to eight new releases, including Cars, in fiscal 2007. The decrease is also due to consumer demand shifting to games for Nintendo's current generation console, Wii.

Sony PlayStation 3 Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$85,533	8.3%	$—	—%	—%

Sony released its current generation console, PS3 in November 2006. In fiscal 2008, net sales of video games for PS3 were primarily driven by WWE SmackDown vs. Raw! 2008 and sales of our owned intellectual properties MX vs. ATV Untamed, Juiced 2: Hot Import Nights and Stuntman: Ignition. We released seven new titles in fiscal 2008 and plan to release additional titles for PS3 as the installed base continues to grow.

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$252,642	24.5%	$304,916	29.7%	(17.1)%

In fiscal 2008, net sales of video games for PS2 were primarily driven by sales of WWE SmackDown vs. Raw! 2008 and sales of our catalog titles. We released 11 new titles in both fiscal 2008 and fiscal 2007. Net sales decreased by $52.3 million in fiscal 2008 as compared to fiscal 2007 primarily due to a decrease in sales of new releases in the North America markets, including:

  •
  sales of Ratatouille in fiscal 2008 as compared to stronger performance of Cars in fiscal 2007,

  •
  stronger sales of games based on our Nickelodeon license in fiscal 2007, and

  •
  sales of WWE SmackDown vs. Raw! 2008 in fiscal 2008 as compared to stronger performance of WWE SmackDown vs. Raw! 2007 in fiscal 2007.

Sony released its current generation console, PS3, in November 2006 and some of the sales decline in fiscal 2008 is attributable to consumer demand shifting to PS3. We expect sales of games for PS2 to continue to decline over time as the installed base for PS3 continues to grow and consumer demand continues to shift to PS3.

Handheld Platforms

Net sales for handheld platforms increased by 13% in fiscal 2008 to $367.3 million from $325.9 million in fiscal 2007. Consistent with our expectations, net sales of games for Nintendo's Dual Screen ("DS") and

Sony's PlayStation Portable ("PSP") continued to increase in fiscal 2008 with the growth of the installed base, while net sales of games for Game Boy Advance ("GBA") declined from 37% of game sales for handheld platforms in fiscal 2007 to 10% in fiscal 2008. We released 30 and 27 new handheld titles in fiscal 2008 and fiscal 2007, respectively.

Nintendo Dual Screen Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$226,912	22.0%	$114,143	11.1%	98.8%

In fiscal 2008, net sales of video games for DS were primarily driven by sales of Ratatouille, our owned intellectual property, Drawn to Life, and sales of our catalog titles. We released 18 and nine new titles in fiscal 2008 and fiscal 2007, respectively. Net sales increased by $112.8 million in fiscal 2008 as compared to fiscal 2007 primarily due to the following:

  •
  the release of nine additional titles in fiscal 2008 as compared to fiscal 2007, including Drawn to Life and WWE SmackDown vs. Raw! 2008, and

  •
  an increase in sales of our catalog titles in fiscal 2008 as compared to fiscal 2007.

The installed base of DS hardware is expected to continue growing, and we plan to continue our strong lineup of mass-market titles for this platform.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$36,655	3.6%	$119,869	11.7%	(69.4)%

In fiscal 2008, net sales of video games for GBA were primarily driven by Ratatouille and sales of our catalog titles. We released six and 13 new titles in fiscal 2008 and fiscal 2007, respectively. Net sales decreased by $83.2 million in fiscal 2008 as compared to fiscal 2007 primarily due to consumer demand shifting to DS. We expect sales of games for GBA to continue to decline over time as a result of consumer demand shifting to DS.

PlayStation Portable Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$84,030	8.2%	$65,402	6.4%	28.5%

In fiscal 2008, net sales of video games for PSP were primarily driven by sales of WWE SmackDown vs. Raw! 2008, Ratatouille, and sales of our catalog titles. We released six and five new titles in fiscal 2008 and fiscal 2007, respectively. Net sales increased by $18.6 million in fiscal 2008 as compared to fiscal 2007 primarily due to the following:

  •
  an increase in sales of WWE SmackDown vs. Raw! 2008 in fiscal 2008 as compared to sales of WWE SmackDown vs. Raw! 2007 in fiscal 2007,

  •
  sales of our owned intellectual property MX vs. ATV Untamed in fiscal 2008, and

  •
  an increase in sales of our catalog titles in fiscal 2008 as compared to fiscal 2007, partially offset by

  •
  sales of Ratatouille in fiscal 2008 as compared to stronger performance of Cars in fiscal 2007.

As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

Wireless Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$19,751	1.9%	$26,467	2.6%	(25.4)%

Wireless net sales consist of sales of wireless games and other content such as wireless wallpapers and ringtones. Prior to December 1, 2006 we also derived wireless revenue by providing infrastructure services for the delivery of wireless content and entertainment through our controlling interest in Minick Holding AG ("Minick").

In fiscal 2008, wireless net sales were primarily driven by games and other content based on Worms, Star Wars and major sports leagues. Wireless net sales decreased by $6.7 million in fiscal 2008 as compared to fiscal 2007 primarily due to fiscal 2007 including revenue from our controlling interest in Minick, which was sold in December 2006.

We expect wireless net sales to increase in fiscal 2009, as compared to fiscal 2008.

PC Net Sales (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$94,264	9.1%	$149,546	14.6%	(37.0)%

In fiscal 2008, net sales of video games for PC products were primarily driven by sales of our owned intellectual property, Company of Heroes: Opposing Fronts, sales of the Real-Time Strategy game Warhammer 40,000: Dawn of War—Soulstorm, and sales of our catalog titles. We released eight and nine new titles in fiscal 2008 and fiscal 2007, respectively. Net sales decreased by $55.3 million in fiscal 2008 as compared to fiscal 2007 primarily due to the following:

  •
  lower sales from two of our standalone expansion packs, Company of Heroes: Opposing Fronts and Supreme Commander: Forged Alliance, in fiscal 2008, as compared to sales of the original titles in fiscal 2007, Company of Heroes and Supreme Commander, respectively, both with premium PC pricing,

  •
  the deferral of revenue from sales of Frontlines: Fuel of War (see Critical Accounting Estimates for information regarding our revenue recognition policies), and

  •
  the release of one fewer title in fiscal 2008 as compared to fiscal 2007, partially offset by an increase in sales of our catalog titles in fiscal 2008 as compared to fiscal 2007.

Costs and Expenses, Interest and Other Income, Income Taxes and Minority Interest

Costs and expenses increased by $169.9 million, or 17.9%, in fiscal 2008 as compared to fiscal 2007, to $1,118.5 million, from $948.7 million. This increase, on a dollar basis, was primarily due to:

  •
  higher software amortization and royalties primarily as a result of accelerated amortization taken on current year releases that underperformed relative to our expectations and our decision to discontinue development of certain games in connection with our continued product quality initiatives,

  •
  higher product costs primarily due to i) higher fiscal 2008 sales mix of new-generation products as compared to a higher mix of PC products in fiscal 2007, and ii) changes in foreign currency exchange rates,

  •
  higher selling and marketing expenses due to promotional efforts to support our owned intellectual properties, including Stuntman: Ignition, Juiced 2: Hot Import Nights and Frontlines: Fuel of War as well as an increase in selling and marketing spend to support WWE SmackDown vs. Raw! 2008 in fiscal 2008 as compared to WWE SmackDown vs. Raw! 2007 in fiscal 2007, and

  •
  higher product development expenses primarily due to increased product development efforts to support future growth.

Cost of Sales—Product Costs (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$389,097	37.8%	$351,449	34.2%	10.7%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales increased by 3.6 points in fiscal 2008 as compared to fiscal 2007. This increase was primarily due to:

  •
  higher rate of sales returns and allowances on various titles, including Stuntman: Ignition and Juiced 2: Hot Import Nights, in fiscal 2008 as compared to fiscal 2007, and

  •
  lower fiscal 2008 sales mix of high-margin PC products as compared to fiscal 2007.

Cost of Sales—Software Amortization and Royalties (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$231,800	22.5%	$165,462	16.1%	40.1%

Software amortization and royalties primarily consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. In fiscal 2008 software amortization and royalties increased by 6.4 points as a percentage of net sales over fiscal 2007. This increase was primarily due to:

  •
  approximately $35.4 million of accelerated amortization expense in fiscal 2008 due to underperformance of certain games released in fiscal 2008, including Destroy All Humans! Path of the Furon, Stuntman: Ignition, Ratatouille and Conan, and

  •
  approximately $23.9 million of additional amortization expense in fiscal 2008 related to the cancellation of Destroy All Humans! Big Willy Unleashed on PS2 and PSP, Frontlines: Fuel of War on

    PS3, a sequel in the Stuntman franchise which we no longer intend to pursue, and a previously unannounced title for Xbox 360 that had been scheduled for release in fiscal 2010.

Cost of Sales—License Amortization and Royalties (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$99,524	9.7%	$99,533	9.7%	0.0%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. License amortization and royalties as a percentage of net sales remained flat at 9.7% in both fiscal 2008 and fiscal 2007. In fiscal 2008, we recognized approximately $4.6 million of additional license amortization and royalties expense arising from our decision to no longer pursue our Juiced and Stuntman intellectual properties in the future. Excluding these charges, license amortization and royalties, as a percentage of net sales, would have been lower by half a point in fiscal 2008 due to the increased mix of net sales from games based on our owned intellectual properties, including MX vs. ATV Untamed, Juiced 2: Hot Import Nights, Stuntman: Ignition and Drawn to Life.

Cost of Sales—Venture Partner Expense (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$24,056	2.3%	$16,730	1.6%	43.8%

Venture partner expense is related to the license agreement that the THQ/JAKKS Pacific joint venture, comprised of THQ and JAKKS Pacific, Inc. ("JAKKS"), has with the WWE, under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense increased by $7.3 million in fiscal 2008 as compared to fiscal 2007. This increase is due to an overall increase in net sales of games based upon the WWE license, primarily due to the release of WWE SmackDown vs. Raw 2008 in fiscal 2008 on three additional platforms as compared to WWE SmackDown vs. Raw 2007 in fiscal 2007. We have not paid these amounts to JAKKS; see "Item 3—Legal Proceedings" for information regarding our venture partner agreement.

Product Development (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$128,869	12.5%	$97,105	9.5%	32.7%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense increased by $31.8 million in fiscal 2008 as compared to fiscal 2007. This increase is primarily due to overall increased product development efforts to support future growth, including increased quality assurance efforts and increased wireless game development due in part to our acquisition of Universomo, a mobile game developer based in Finland that we acquired in May 2007. Also contributing to the increases in product development expense is approximately $4.7 million recognized in the three months ended December 31, 2007 due to a change in our estimate of an unannounced title having reached technological feasibility.

Selling and Marketing (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$175,288	17.0%	$139,958	13.6%	25.2%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. In fiscal 2008, selling and marketing expenses increased on a dollar basis by $35.3 million as compared to fiscal 2007. This increase was primarily due to the following:

  •
  promotional efforts to support our owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights in fiscal 2008 as compared to Saints Row in fiscal 2007,

  •
  promotional efforts to support the launch of Frontlines: Fuel of War, released on PC and Xbox 360 in the fourth quarter of fiscal 2008, and to establish this new title as a core franchise going forward, and

  •
  an increase in selling and marketing spend to support WWE SmackDown vs Raw 2008 in fiscal 2008 as compared to WWE SmackDown vs Raw 2007 in fiscal 2007.

In fiscal 2008, selling and marketing expenses increased by 3.4 points as a percentage of net sales as compared to fiscal 2007. This increase is primarily due to the following:

  •
  promotional efforts to support the launch of Frontlines: Fuel of War, released on PC and Xbox 360 in the fourth quarter of fiscal 2008, and to establish this new title as a core franchise going forward,

  •
  promotional efforts to support our owned intellectual properties Stuntman: Ignition and Juiced 2: Hot Import Nights relative to their sales performance in fiscal 2008 as compared to Saints Row relative to its sales performance in fiscal 2007, and

  •
  promotional efforts to support Ratatouille relative to its sales performance in fiscal 2008 as compared to Cars relative to its sales performance in fiscal 2007.

General and Administrative (in thousands)

Year Ended March 31, 2008	% of net sales	Year Ended March 31, 2007	% of net sales	% change
$69,901	6.8%	$78,413	7.6%	(10.9)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, as well as fees for professional services such as legal and accounting. General and administrative expenses decreased by $8.5 million in fiscal 2008 as compared to fiscal 2007. The decrease was primarily due to:

  •
  lower professional fees in fiscal 2008 as compared to fiscal 2007, which included incremental professional fees related to an informal SEC inquiry into our stock option grant practices, and

  •
  lower stock-based compensation charges in fiscal 2008 related to the departure of certain executives.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency. Interest and other income, net increased by $2.6 million in fiscal 2008 as compared to fiscal 2007. The increase in fiscal 2008 was primarily due to higher average yields on higher average investment balances.

Income Taxes

We recorded an income tax benefit of $35.8 million for fiscal 2008 as compared to income tax expense of $26.2 million for fiscal 2007. The income tax benefit in fiscal 2008 reflects an effective tax rate of 49%, which is higher than our statutory rate of 35%. The significant items that generated the variance between our effective tax rate and the statutory tax rate for fiscal 2008 were (i) the partial release of the reserve on previous years' research and development tax credits, (ii) fiscal 2008 research and development tax credits, and (iii) tax free interest income.

The income tax expense for fiscal 2007 reflects an effective income tax rate of 29%, which is lower than our statutory rate of 35%. The significant items that generated the variance between our effective tax rate and the statutory tax rate for fiscal 2007 were research and development tax credits and tax free interest income.

Minority Interest and Discontinued Operations

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. Prior to December 1, 2006, we owned 50% of Minick's outstanding common stock and controlled its board of directors. On December 1, 2006, we sold our interest in Minick. As of March 31, 2008 we have received approximately $18.6 million in cash due to the sale of Minick. We recognized gains of $1.5 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively, related to the sale of Minick. These gains are presented as "Gain on sale of discontinued operations, net of tax" in our consolidated statements of operations. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $1.2 million during the three months ended June 30, 2008. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick's operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

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

The following table details our net sales by territory for fiscal 2007 and 2006 (in thousands):

	Fiscal Year Ended March 31,
					Increase/ (Decrease)
	2007		2006			% Change
North America	$600,159	58.4%	$489,945	60.7%	$110,214	22.5%
Europe	365,406	35.6	269,928	33.5	95,478	35.4%
Asia Pacific	61,291	6.0	46,687	5.8	14,604	31.3%

International	426,697	41.6	316,615	39.3	110,082	34.8%

Consolidated net sales	$1,026,856	100.0%	$806,560	100.0%	$220,296	27.3%

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

Net Sales by Platform

Our worldwide net sales by platform for fiscal 2007 and fiscal 2006 are as follows (in thousands):

	Fiscal Year Ended March 31,
Platform					Increase/ (Decrease)
	2007		2006			% Change
Consoles
Microsoft Xbox 360	$134,908	13.1%	$14,479	1.8%	$120,429	831.7%
Microsoft Xbox	27,476	2.7	88,181	10.9	(60,705)	(68.8)%
Nintendo Wii	30,025	2.9	—	—	30,025	—%
Nintendo GameCube	52,338	5.1	59,255	7.3	(6,917)	(11.7)%
Sony PlayStation 2	304,916	29.7	296,294	36.7	8,622	2.9%

	549,663	53.5	458,209	56.7	91,454	20.0%

Handheld
Nintendo Dual Screen	114,143	11.1	32,855	4.1	81,288	247.4%
Nintendo Game Boy Advance	119,869	11.7	171,477	21.3	(51,608)	(30.1)%
Sony PlayStation Portable	65,402	6.4	29,406	3.6	35,996	122.4%
Wireless	26,467	2.6	36,112	4.5	(9,645)	(26.7)%

	325,881	31.8	269,850	33.5	56,031	20.8%

PC	149,546	14.6	77,615	9.6	71,931	92.7%
Other	1,766	0.1	886	0.2	880	99.3%

Net Sales	$1,026,856	100.0%	$806,560	100.0%	$220,296	27.3%

Console Platforms

Net sales for console platforms increased by 20% in fiscal 2007 to $549.7 million from $458.2 million in fiscal 2006. In fiscal 2007, sales of games for the Sony PlayStation 2 constituted 55% of our sales for console platforms, down from 65% of total console sales in fiscal 2006, while sales of games on the Microsoft Xbox 360 climbed from approximately 3% of total console sales in fiscal 2006 to almost 25% in fiscal 2007. We released 31 new titles for console platforms in fiscal 2007 and 2006.

Microsoft Xbox 360 Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$134,908	13.1%	$14,479	1.8%	831.7%

In fiscal 2007, net sales of video games for Xbox 360 were primarily driven by the release of our owned and internally developed property Saints Row and by WWE SmackDown vs. Raw 2007. In fiscal 2006, The Outfit was the only game released for the Xbox 360, while we released five new titles in fiscal 2007. The $120.4 million increase in net sales in fiscal 2007 is due to our release of four more titles as compared to fiscal 2006. As the installed base of Xbox 360 hardware has grown since its launch in November 2005, we have brought more titles to the platform, including Disney•Pixar's Cars. We expect to continue to bring new titles to this platform as the installed base of Xbox 360 continues to grow.

Microsoft Xbox Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$27,476	2.7%	$88,181	10.9%	(68.8)%

In fiscal 2007, net sales of video games for Xbox were primarily driven by the release of Disney•Pixar's Cars, Destroy All Humans! 2 and sales of our catalog titles. We released three and 11 new titles in fiscal 2007 and 2006, respectively. Net sales decreased by $60.7 million in fiscal 2007 as compared to fiscal 2006 primarily due to fewer units sold of video games for Xbox as consumer demand shifted to games for Microsoft's current generation console, Xbox 360.

Nintendo Wii Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$30,025	2.9%	$—	—%	—%

Nintendo launched its current generation console, Nintendo Wii ("Wii") in November 2006. In fiscal 2007, we released four new titles, which accounted for all sales on Wii in fiscal 2007. The games released were Disney•Pixar's Cars and three Nickelodeon titles: SpongeBob SquarePants: Creature from the Krusty Krab, Avatar: The Last Airbender and Barnyard.

Nintendo GameCube Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$52,338	5.1%	$59,255	7.3%	(11.7)%

In fiscal 2007, net sales of video games for Nintendo GameCube ("GameCube") were primarily driven by sales of Disney•Pixar's Cars and our Nickelodeon titles, as well as sales of our catalog titles. We released eight and seven new titles in fiscal 2007 and 2006, respectively. Net sales decreased by $6.9 million in fiscal 2007 as compared to fiscal 2006 primarily due to decreased sales of catalog titles in fiscal 2007 as consumers shifted to the current generation consoles. We expect net sales for GameCube to continue to decline in the future as consumer demand shifts to video games made for Wii.

Sony PlayStation 2 Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$304,916	29.7%	$296,294	36.7%	2.9%

In fiscal 2007, net sales of video games for PlayStation 2 ("PS2") were primarily driven by WWE SmackDown vs. Raw 2007, Disney•Pixar's Cars and sales of our Nickelodeon and catalog titles. We released 11 and 12 new titles in fiscal 2007 and 2006, respectively. Net sales increased $8.6 million in fiscal 2007 as compared to fiscal 2006 primarily due to sales of Disney•Pixar's Cars as compared to sales of The Incredibles: Rise of the Underminer in fiscal 2006, partially offset by lower sales of catalog titles, which were higher in fiscal 2006. Sony released its current generation console, PS3, in November 2006. We expect net sales of games for PS2 to decline in the future as the installed base of PS3 grows.

Handheld Platforms

Net sales for handheld platforms increased by 21% in fiscal 2007 to $325.9 million from $269.9 million in fiscal 2006. We released 27 and 22 new handheld titles in fiscal 2007 and 2006, respectively. Consistent with our expectations, net sales of games for Nintendo's Dual Screen ("DS") and Sony's PlayStation Portable ("PSP") continued to increase in fiscal 2007 with the growth of the installed base, while net sales of games for Game Boy Advance ("GBA") declined from 64% of game sales for handheld platforms in fiscal 2006 to 37% in fiscal 2007.

Nintendo Dual Screen Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$114,143	11.1%	$32,855	4.1%	247.4%

In fiscal 2007, sales of Cars, Bratz: Forever Diamondz and sales of our Nickelodeon and catalog titles drove our sales and contributed to an $81.3 million increase in net sales over fiscal 2006. We released nine and eight new titles in fiscal 2007 and 2006, respectively. As the installed base of DS hardware continues to grow, we expect to continue to bring more titles to the platform.

Nintendo Game Boy Advance Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$119,869	11.7%	$171,477	21.3%	(30.1)%

In fiscal 2007, net sales of video games for GBA were primarily driven by Cars and sales of our catalog titles. We released 13 and 10 new titles in fiscal 2007 and 2006, respectively. Net sales decreased by $51.6 million in fiscal 2007 as compared to fiscal 2006 as consumer demand shifted to DS. We expect net sales from GBA products to continue to decline as a result of continued growth of DS and PSP into the handheld video game market.

PlayStation Portable Net Sales (in thousands)

Year Ended March 31, 2007	% of net sales	Year Ended March 31, 2006	% of net sales	% change
$65,402	6.4%	$29,406	3.6%	122.4%

In fiscal 2007, net sales of video games for PSP were driven by Cars and WWE SmackDown vs. Raw 2007. We released five and four new titles in fiscal 2007 and 2006, respectively. Net sales increased by $36.0 million in fiscal 2007 as compared to fiscal 2006 primarily due to sales of Cars and increased sales of catalog titles. As the installed base of PSP hardware continues to grow, we expect to continue to bring more titles to the platform.

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

In fiscal 2007, net sales of video games for PC products were primarily driven by the release of our new owned and internally developed property, Company of Heroes, as well as S.T.A.L.K.E.R.: Shadow of Chernobyl, Supreme Commander and Titan Quest. We released nine and 11 new titles in fiscal 2007 and 2006, respectively. Net sales increased by $71.9 million in fiscal 2007, as compared to fiscal 2006 primarily due to these core-gamer titles with premium PC pricing.

Costs and Expenses, Interest and Other Income, Income Taxes and Minority Interest

Costs and expenses increased by $174.0 million, or 22%, in fiscal 2007 compared to fiscal 2006, to $948.7 million, from $774.7 million. This increase was primarily due to:

  •
  higher product costs related to our increase in net sales,

  •
  an increase in software amortization and royalties due to greater sales and the higher cost of developing games for current generation consoles, and

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

Software amortization and royalties primarily consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. In fiscal 2007 software amortization and royalties as a percentage of net sales increased by 1.7 points over fiscal 2006. This increase was primarily due to a greater mix of current generation titles with higher development costs.

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

Venture partner expense is related to the joint license agreement that THQ and JAKKS Pacific, Inc. ("JAKKS") have with the WWE under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense increased by $4.2 million in fiscal 2007 as compared to fiscal 2006. This increase is due to an overall increase in net sales of games based upon the WWE license, which is primarily due to the release of WWE® SmackDown vs. Raw 2007 in fiscal 2007 and the introduction of this game to the current generation console Xbox360. See "Item 3—Legal Proceedings" for information regarding our venture partner agreement.

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

Income Taxes

The effective income tax rate was 29% for fiscal 2007 and 19% for fiscal 2006. The fiscal 2006 effective income tax rate benefited from the following factors: (1) a higher ratio of research and development tax credits to pre-tax income and (2) a higher ratio of tax exempt interest income to overall pre-tax income. If fiscal 2006 pretax income were the same as in fiscal 2005 the effective tax rate would have been approximately 28%. The tax rate for fiscal 2007 is higher because of non-deductible stock-based compensation expense recognized under FAS 123R.

Minority Interest and Discontinued Operations

Minority interest reflects the income allocable to equity interests in Minick that are not owned by THQ. Prior to December 1, 2006, we owned 50% of Minick's outstanding common stock and controlled its board of directors. On December 1, 2006, we sold our interest in Minick. As of March 31, 2007 we received approximately $17.1 million in cash and recognized a gain of approximately $3.1 million in discontinued operations due to the sale. The results of Minick's operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Liquidity and Capital Resources

(In thousands)	March 31, 2008	March 31, 2007	Change
Cash and cash equivalents	$247,820	$174,748	$73,072
Short-term investments	69,684	283,210	(213,526)

Cash, cash equivalents and short-term investments	$317,504	$457,958	$(140,454)

Percentage of total assets	29%	45%

	Year Ended March 31,
(In thousands)
	2008	2007	Change
Cash (used in) provided by operating activities	$(9,714)	$63,997	$(73,711)
Cash provided by (used in) investing activities	105,820	(28,135)	133,955
Cash (used in) provided by financing activities	(26,513)	40,939	(67,452)
Effect of exchange rate changes on cash	3,479	6,430	(2,951)

Net increase (decrease) in cash and cash equivalents	$73,072	$83,231	$(10,159)

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

Cash used in operating activities increased by approximately $73.7 million in fiscal 2008 as compared to fiscal 2007. The increase in cash used was primarily a result of our fiscal 2008 net loss as compared to fiscal 2007 net income and an increase in accounts receivable due to higher net sales and the timing of product releases in the three months ended March 31, 2008 as compared to the same period last fiscal year, partially offset by higher non-cash amortization of licenses and software development in fiscal 2008 as compared to fiscal 2007. We expect to generate positive operating cash flow for the full fiscal year 2009.

Cash Flow from Investing Activities.    Cash provided by investing activities in fiscal 2008 increased by approximately $134.0 million, primarily due to lower purchases of available-for-sale investments, partially offset by our acquisitions of Big Huge Games, Universomo and Elephant Entertainment during fiscal 2008.

Cash Flow from Financing Activities.    Cash used in financing activities increased by approximately $67.5 million in fiscal 2008 as compared to fiscal 2007, primarily due to an increase in common stock repurchases in fiscal 2008 as compared to fiscal 2007, as well as lower proceeds from issuance of common stock to employees in fiscal 2008 as compared to fiscal 2007.

In fiscal 2009, we expect to generate more cash than we did in fiscal 2008. The increase in the generation of cash is expected to be primarily attributable to higher net income.

Key Balance Sheet Accounts

Accounts Receivable.    Accounts receivable increased $45.2 million in fiscal 2008, from $67.6 million at March 31, 2007 to $112.8 million at March 31, 2008. The increase in net accounts receivable is primarily due to higher net sales and the timing of product releases in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in accounts receivable also reflects units shipped of Frontlines: Fuel of War, although the recognition of revenue from this title was deferred to future periods (see Critical Accounting Estimates for information regarding our revenue recognition policies). Accounts receivable allowances were $113.0 million as of March 31, 2008, a $32.5 million increase from March 31, 2007. Allowances for price protection and returns as a percentage of trailing nine month net sales were 10% and 8% as of March 31, 2008 and 2007, respectively. We believe our current reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.    Inventory increased $10.8 million in fiscal 2008, from $27.4 million at March 31, 2007 to $38.2 million at March 31, 2008. The increase in inventory coincides with the higher net sales in the three months ended March 31, 2008 as compared to March 31, 2007. Inventory turns on a rolling twelve month basis were 11 and 10 at March 31, 2008 and 2007, respectively.

Licenses.    Licenses decreased $4.3 million in fiscal 2008, from $91.1 million at March 31, 2007 to $86.8 million at March 31, 2008. The decrease in licenses is due to amortization of our existing licenses, partially offset by advance payments made to key licensors.

Software Development.    Software development increased $16.9 million in fiscal 2008, from $164.3 million at March 31, 2007 to $181.2 million at March 31, 2008. The increase in software development is primarily the result of our investment in current generation cross-platform titles scheduled to be released in fiscal 2009 and beyond, partially offset by software amortization and royalties of titles released in fiscal 2008, as well as cancellations of certain unreleased titles. Approximately 67% of the software development asset balance at March 31, 2008 is for games that have fiscal 2009 release dates.

Accounts Payable.    Accounts payable increased by $33.5 million from $28.2 million at March 31, 2007 to $61.7 million at March 31, 2008. The increase in accounts payable is primarily due to an increase in product purchases.

Accrued and Other Current Liabilities.    Accrued and other current liabilities increased $58.7 million in fiscal 2008, from $143.4 million at March 31, 2007 to $202.1 million at March 31, 2008. The increase in accrued and other current liabilities is primarily due to the deferral of revenue from sales of Frontlines: Fuel of War, as well as the withholding of payments due our venture partner, which will remain unpaid until a new payment rate has been established as the old payment rate has expired. See "Item 3—Legal Proceedings."

Inflation

We currently believe that inflation has not had a material impact on continuing operations.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures and potential future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise. While the Company has investments in auction rate securities which recently experienced an illiquid market, we do not believe that any illiquidity in our long-term investments will impact our future cash needs. See "Note 2—Investment Securities" in the notes to the consolidated financial statements for further information related to our investments.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in Item 1A "Risk Factors" in this Annual Report on Form 10-K.

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2008 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
2009	$110,316	$13,009	$17,011	$30,914	$5,347	$176,597
2010	46,630	15,543	16,062	—	1,388	79,623
2011	14,038	8,532	14,766	—	—	37,336
2012	2,850	1,547	12,497	—	—	16,894
2013	600	1,547	9,170	—	—	11,317
Thereafter	500	1,160	17,998	—	—	19,658

	$174,934	$41,338	$87,504	$30,914	$6,735	$341,425

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2008 are approximately $174.9 million. License/software development commitments in the table above include $55.4 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2008 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2009 will be $13.0 million.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Rent expense was $16.1 million, $14.0 million and $10.6 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(4)
Letters of Credit.    As of March 31, 2008, we had outstanding letters of credit of approximately $30.9 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)
Other.    As of March 31, 2008, we had purchase commitments of approximately $2.8 million, included in the table above, pertaining to various international distribution agreements signed in fiscal 2008 for products that are expected to ship on various dates during fiscal 2009. These agreements have two year terms and are contractually denominated as 1.8 million Euros.

  Pursuant to the terms of our acquisitions of Universomo, Big Huge Games and Elephant Entertainment combined, there is additional consideration of $3.9 million included in accrued and other current liabilities in our March 31, 2008 consolidated balance sheet and included in the table above. In addition, we may have to pay additional consideration of $1.9 million in cash (contractually denominated as 1.2 million Euros) and $4.7 million in stock in future years if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreement.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of March 31, 2008 we had $11.6 million of unrecognized tax benefits. See "Note 12—Income Taxes" in the notes to the consolidated financial statements.

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

Indemnity Agreements.    We have entered into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer, to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of their service as members of our Board of Directors, Chief Executive Officer or as Chief Financial Officer. The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnitees in the event of an indemnification request.

Litigation.    For information related to legal proceedings that may result in future expenditures to the Company, see "Item 3—Legal Proceedings."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. We use foreign exchange option and forward contracts to hedge anticipated exposures or mitigate some existing exposures subject to foreign currency exchange rate risk as discussed below.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio. A substantial portion of our portfolio is in short-term investments made up of primarily municipal securities and long-term investments made up of auction rate securities ("ARS"). The value of these investments may fluctuate with changes in interest rates. However, we believe our interest rate risk is immaterial due to the short-term nature of the municipal securities and the fact that the interest rates on our ARS are either reset to short-term interest rates in the auction process or, in the event of a failed auction, are reset to the failure rates as specified in the underlying agreements which are typically equal to or greater than short-term interest rates at the time of reset. Although there has been recent uncertainty in the credit markets, all of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. We have continued to receive interest payments on the ARS according to their terms. See "Note 2—Investment Securities" in the notes to the consolidated financial statements for further information related to our investments.

As of March 31, 2008, we had outstanding letters of credit of approximately $30.9 million.

Foreign Currency Exchange Rate Risk

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

Cash Flow Hedging Activities.    From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. During the year ended March 31, 2008, we purchased foreign currency option contracts to sell approximately $88.0 million in foreign currencies. These foreign currency options contracts were settled during the year ended March 31, 2008 and resulted in $1.0 million of expense, which is included in interest and other income, net in our condensed consolidated statements of operations for the period then ended.

Balance Sheet Hedging Activities.    We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income, net in the consolidated statements of operations. The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position. As of March 31, 2008, we had foreign exchange forward contracts in the notional amount of $97.0 million, all with maturities of one month, consisting primarily of the Euro, GBP, and AUD.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $50.4 million and a reduction of reported income before taxes of approximately $2.4 million. This estimate assumes an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 8.    Consolidated Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,
Agoura Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2008 and March 31, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 29, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

As discussed in Note 1, "Description of Business and Summary of Significant Accounting Policies" to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective April 1, 2006, and adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" effective April 1, 2007.

DELOITTE & TOUCHE LLP

Los Angeles, California
May 28, 2008

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$247,820	$174,748
Short-term investments	69,684	283,210

Cash, cash equivalents and short-term investments	317,504	457,958
Accounts receivable, net of allowances	112,843	67,586
Inventory	38,240	27,381
Licenses	47,182	41,406
Software development	155,821	130,512
Income taxes receivable	—	18,525
Prepaid expenses and other current assets	24,487	16,238

Total current assets	696,077	759,606
Property and equipment, net	50,465	45,095
Licenses, net of current portion	39,597	49,661
Software development, net of current portion	25,369	33,766
Income taxes receivable, net of current portion	16,116	2,163
Deferred income taxes	61,710	15,812
Goodwill	122,385	88,688
Long-term investments	52,599	—
Other long-term assets, net	20,002	18,750

TOTAL ASSETS	$1,084,320	$1,013,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,700	$28,225
Accrued and other current liabilities	202,102	143,418
Income taxes payable	6,504	—
Deferred income taxes	29,266	25,647

Total current liabilities	299,572	197,290
Other long-term liabilities	44,179	47,294
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of March 31, 2008; 66,352,994 and 66,677,721 shares issued and outstanding as of March 31, 2008 and 2007, respectively	664	667
Additional paid-in capital	468,693	471,332
Accumulated other comprehensive income	27,194	17,603
Retained earnings	244,018	279,355

Total stockholders' equity	740,569	768,957

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,084,320	$1,013,541

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2008	2007	2006
Net sales	$1,030,467	$1,026,856	$806,560
Costs and expenses:
Cost of sales—product costs	389,097	351,449	287,946
Cost of sales—software amortization and royalties	231,800	165,462	116,371
Cost of sales—license amortization and royalties	99,524	99,533	80,508
Cost of sales—venture partner expense	24,056	16,730	12,572
Product development	128,869	97,105	94,575
Selling and marketing	175,288	139,958	124,809
General and administrative	69,901	78,413	57,944

Total costs and expenses	1,118,535	948,650	774,725

Income (loss) from continuing operations	(88,068)	78,206	31,835
Interest and other income, net	15,433	12,822	7,955

Income (loss) from continuing operations before income taxes and minority interest	(72,635)	91,028	39,790
Income taxes	(35,785)	26,206	7,621

Income (loss) from continuing operations before minority interest	(36,850)	64,822	32,169
Minority interest	—	136	(63)

Income (loss) from continuing operations	(36,850)	64,958	32,106
Gain on sale of discontinued operations, net of tax	1,513	3,080	—

Net income (loss)	$(35,337)	$68,038	$32,106

Earnings (loss) per share—basic:
Continuing operations	$(0.55)	$1.00	$0.51
Discontinued operations	0.02	0.05	—

Earnings (loss) per share—basic	$(0.53)	$1.05	$0.51

Earnings (loss) per share—diluted:
Continuing operations	$(0.55)	$0.96	$0.49
Discontinued operations	0.02	0.05	—

Earnings (loss) per share—diluted	$(0.53)	$1.01	$0.49

Shares used in per share calculation—basic	66,475	65,039	62,615

Shares used in per share calculation—diluted	66,475	67,593	65,520

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

Fiscal Years Ended March 31, 2006, 2007 and 2008

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings
	Shares	Amount				Total
Balance at March 31, 2005	60,689,622	$607	$355,089	$12,851	$179,211	$547,758
Exercise of options	3,187,569	32	37,755	—	—	37,787
Issuance of restricted stock	263,786	3	855	—	—	858
Stock-based compensation	—	—	2,564	—	—	2,564
Tax benefit related to the exercise of employee stock options	—	—	9,162	—	—	9,162
Comprehensive income:
Net income	—	—	—	—	32,106	32,106
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(3,085)	—	(3,085)
Unrealized gain on investments, net of $0.4 million tax expense	—	—	—	601	—	601

Comprehensive income						29,622

Balance at March 31, 2006	64,140,977	$642	$405,425	$10,367	$211,317	$627,751
Exercise of options	3,193,844	31	50,532	—	—	50,563
Conversion of stock unit awards	8,100	—	—	—	—	—
Cancellation of restricted stock	(49,700)	—	—	—	—	—
Repurchase of common stock	(615,500)	(6)	(13,581)	—	—	(13,587)
Stock-based compensation	—	—	20,090	—	—	20,090
Tax benefit related to the exercise of employee stock options	—	—	8,866	—	—	8,866
Comprehensive income:
Net income	—	—	—	—	68,038	68,038
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	9,463	—	9,463
Unrealized loss on investments, net of $1.3 million tax benefit	—	—	—	(2,227)	—	(2,227)

Comprehensive income						75,274

Balance at March 31, 2007	66,677,721	$667	$471,332	$17,603	$279,355	$768,957
Exercise of options	1,421,907	14	21,122	—	—	21,136
Issuance of restricted stock, net	194,600	2	(559)	—	—	(557)
Issuance of ESPP shares	304,881	3	5,945	—	—	5,948
Conversion of stock unit awards	8,100	—	—	—	—	—
Cancellation of restricted stock	(60,815)	—	—	—	—	—
Repurchase of common stock	(2,193,400)	(22)	(54,888)	—	—	(54,910)
Stock-based compensation	—	—	21,820	—	—	21,820
Tax benefit related to the exercise of employee stock options	—	—	3,921	—	—	3,921
Comprehensive income:
Net income (loss)	—	—	—	—	(35,337)	(35,337)
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	9,372	—	9,372
Unrealized gain on investments, net of $0.1 million tax expense	—	—	—	219	—	219

Comprehensive income						(25,746)

Balance at March 31, 2008	66,352,994	$664	$468,693	$27,194	$244,018	$740,569

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(35,337)	$68,038	$32,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest and other	—	54	63
Depreciation and amortization	18,722	15,651	14,162
Amortization of licenses and software development	257,051	179,684	112,916
Gain on sale of discontinued operations	(1,513)	(3,080)	—
Loss on disposal of property and equipment	270	1,395	538
Amortization of interest and gain/(loss) on investments	812	—	—
Stock-based compensation	22,860	16,253	3,422
Tax benefit related to stock-based awards	3,921	8,866	9,162
Excess tax benefit related to stock-based awards	(2,157)	(3,963)	—
Deferred income taxes	(42,537)	(948)	2,082
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(38,232)	7,053	(5,902)
Inventory	(9,622)	2,277	(5,501)
Licenses	(38,423)	(37,809)	(13,392)
Software development	(225,433)	(203,089)	(134,943)
Prepaid expenses and other current assets	(7,031)	(3,275)	1,970
Accounts payable	30,635	(5,584)	(397)
Accrued and other liabilities	40,826	28,380	22,925
Income taxes	15,474	(5,906)	3,578

Net cash (used in) provided by operating activities	(9,714)	63,997	42,789

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	617,754	672,645	510,555
Purchase of available-for-sale investments	(458,561)	(675,735)	(557,677)
Other long-term assets	(986)	(2,933)	(3,366)
Acquisitions, net of cash acquired	(32,636)	(7,797)	(12,282)
Net proceeds from sale of discontinued operations	1,513	7,181	—
Purchases of property and equipment	(21,264)	(21,496)	(23,112)

Net cash provided by (used in) investing activities	105,820	(28,135)	(85,882)

FINANCING ACTIVITIES:
Stock repurchase	(54,910)	(13,587)	—
Proceeds from issuance of common stock to employees	26,240	50,563	37,787
Excess tax benefit related to stock-based awards	2,157	3,963	—

Net cash (used in) provided by financing activities	(26,513)	40,939	37,787
Effect of exchange rate changes on cash	3,479	6,430	(1,352)

Net increase (decrease) in cash and cash equivalents	73,072	83,231	(6,658)
Cash and cash equivalents—beginning of period	174,748	91,517	98,175

Cash and cash equivalents—end of period	$247,820	$174,748	$91,517

Supplemental cash flow information:
Cash paid during the period for income taxes	$14,076	$28,476	$6,037
Cash paid during the period for interest	$190	$79	$155

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

1.     Description of Business and Summary of Significant Accounting Policies

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

  •
  Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

  •
  Handheld platforms such as Nintendo Dual Screen, Nintendo Game Boy Advance, PSP portable entertainment system ("PSP system"), wireless devices; and

  •
  Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars, Ratatouille and WALL•E; World Wrestling Entertainment; Nickelodeon properties such as SpongeBob SquarePants, Avatar, and Nicktoons; Bratz; Warhammer 40,000; and the Ultimate Fighting Championship; as well as others. We also have licenses to create wireless products based on Disney•Pixar's Ratatouille and WALL•E as well as Star Wars and major sports leagues. In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, DeBlob, Frontlines, MX vs. ATV, Red Faction and Saints Row.

Principles of Consolidation.    The consolidated financial statements include the accounts of THQ Inc. and our wholly owned and majority owned subsidiaries as well as the venture we have with JAKKS Pacific, Inc. See "Note 16—Agreement with JAKKS Pacific, Inc." The results of operations for acquisitions of companies have been included in the consolidated statements of operations beginning on the closing date of acquisition. See "Note 5—Business Combinations." All material intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year.    Effective April 1, 2006, we began reporting our fiscal year on a 52/53-week period. Beginning with the fiscal year ending March 31, 2007, our fiscal year ended on the Saturday nearest March 31. The results of operations for the fiscal year ended March 31, 2008, 2007 and 2006 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ended March 31, 2008	52 weeks	March 29, 2008
Year ended March 31, 2007	52 weeks	March 31, 2007
Year ended March 31, 2006	52 weeks	March 31, 2006

For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

Pervasiveness of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to licenses, software development, accounts receivable allowances, income taxes, stock-based compensation expense and deferred revenue.

Foreign Currency Translation.    Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss).

Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency and are included in interest and other income in our consolidated statements of operations. For the fiscal years ended March 31, 2008 and 2007, foreign currency transaction gains were $0.5 million and $0.1 million, respectively. For the fiscal year ended March 31, 2006, foreign currency transaction losses were $0.3 million.

Cash, Cash Equivalents and Investment Securities.    We consider all money market funds and highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments designated as available-for-sale securities under Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Investment in Certain Debt and Equity Securities," are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as an impairment of investments in the consolidated statements of operations.

In general, investments with original maturities of greater than 90 days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

The Company's investments include auction rate securities ("ARS"). These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction. The majority of our ARS are AAA/Aaa rated, and are typically collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program or backed by monoline bond insurance companies. See "Note 2—Investment Securities" for further details.

Financial Instruments.    The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and accrued royalties, approximate fair value based on their short-term nature. Investments classified as available for sale are stated at fair value.

We account for our derivative and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or liabilities, respectively, on our consolidated balance sheets. As discussed below, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. During the periods presented we did not have any derivatives that qualify for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recorded in earnings. The fair value of foreign currency contracts is estimated based on the forward rate of the various hedged currencies as of the end of the period. As of March 31, 2008, 2007 and 2006, we had foreign exchange forward contracts in the notional amount of $97.0 million,

$47.0 million and $60.3 million, respectively. The net losses recognized from foreign currency contracts in fiscal 2008 and fiscal 2007 were $5.9 million and $0.9 million, respectively, and the net gain recognized from foreign currency contracts in fiscal 2006 was $0.5 million, and are included in interest and other income in our consolidated statements of operations.

Accounts Receivable Allowances.    We derive revenues from sales of packaged software for video game systems and personal computers and sales of content and services for wireless devices. Product revenue is recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our personal computer products; however, we may decide to provide price protection or allow returns for our video games after we analyze: (i) inventory remaining in the retail channel, (ii) the rate of inventory sell-through in the retail channel, and (iii) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. We use significant judgment and make estimates in connection with establishing allowances for price protection, returns, and doubtful accounts in any accounting period. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners. Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

Concentrations of Credit Risk.    Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term investments. We place cash and cash equivalents and short-term investments with high credit-quality financial institutions and limit the amount of credit exposure to any one financial institution. We believe the risk related to cash and cash equivalents and accounts receivable is not material due to the short-term nature of such assets. Our investments include significant holdings of ARS. Although there has been recent uncertainty in the credit markets, all of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. See "Note 2—Investment Securities" in the notes to the consolidated financial statements for further information related to our investments.

Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers, maintain an allowance for potential credit losses, and most of our foreign receivables are covered by credit insurance. As of March 31, 2008 and 2007, approximately 15% and 22%, respectively, of our gross accounts receivable outstanding was with one major customer. Our largest single customer accounted for 14% of our gross sales in fiscal 2008, 18% of our gross sales in fiscal 2007 and 19% of our gross sales in fiscal 2006. Our second largest customer accounted for 12% of our gross sales in fiscal 2008, 11% of our gross sales in fiscal 2007 and 10% of our gross sales in fiscal 2006.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis. The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used. As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. Prior to the related product's release, we expense, as part of cost of sales—license amortization and royalties, capitalized license costs when we estimate such amounts are not recoverable.

Licenses are expensed to cost of sales—license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management's estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales—license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2008, the net carrying value of our licenses was $86.8 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

Software Development.    We utilize both internal development teams and third-party software developers to develop our software. We account for software development costs in accordance with Financial Accounting Standards Board ("FASB") SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS 86"). We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues. For products where proven game engine technology exists, this may occur early in the development cycle. We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. We evaluate technological feasibility on a product-by-product basis. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to product development expense in our consolidated statements of operations.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales—software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues. If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales—software amortization and royalties may be larger than anticipated in any given quarter. In fiscal 2008, we recorded approximately $35.4 million of accelerated amortization due to the underperformance of certain previously released games and approximately $23.9 million of additional amortization expense related to the cancellation of certain games. As of March 31, 2008, the net carrying value of our software development was $181.2 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments is expensed to cost of sales—software amortization and royalties as earned.

Goodwill and Other Intangible Assets.    We perform our annual review for goodwill impairment on the first day of our fourth fiscal quarter, or more frequently if indicators of potential impairment exist. We performed an annual review of goodwill impairment in each of the fiscal years ended March 31, 2008, 2007 and 2006 and found no impairment. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for our reporting unit, driven by anticipated success of our products and product release schedules, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying business. All identifiable intangible assets with finite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Revenue Recognition.    Our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which provide guidance on generally accepted accounting principles ("GAAP") for recognizing revenue on software transactions, and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission ("SEC").

Product Sales:    We recognize revenue for packaged software when title and risk of loss transfers to the customer, provided that no significant vendor support obligations remain outstanding and that collection of the resulting receivable is deemed probable by management.

Some of our packaged software products are developed with the ability to be connected to, and played via, the internet. In order for consumers to participate in online communities and play against one another via the internet, we (either directly or through outsourced arrangements with third parties) maintain servers which support an online service that we provide to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. Generally, we consider the online service to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer any revenue related to products containing the limited online service.

In instances where the online service is considered a substantive deliverable in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the packaged software product and the online service for one combined price. Vendor specific objective evidence for the fair value of the online service does not exist as we do not separately offer or charge for the online service. Therefore, when the online service is determined to be a substantive deliverable, we recognize the revenue from sales of such software products ratably over the estimated online service period of six months, beginning the month after shipment of the software product. Costs of sales related to such products are also deferred and recognized with the related revenues and include product costs, software amortization and royalties, and license amortization and royalties.

Although we generally sell our products on a no-return basis, in certain circumstances we may allow price protection, returns or other allowances on a negotiated basis. We estimate such price protection, returns or other allowances based upon management's evaluation of our historical experience, retailer inventories, the nature of the titles and other factors. Such estimates are deducted from gross sales. See "Note 3—Accounts Receivable Allowances." Software is sold under a limited 90-day warranty against defects in material and workmanship. To date, we have not experienced material warranty claims.

Software Licenses:    For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the licensing of software for the fiscal years ended March 31, 2008, 2007 and 2006 was $7.8 million, $8.6 million and $6.3 million, respectively.

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

Also, in accordance with EITF No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," we recognize as revenues the net amount the wireless carrier pays to us upon the sale of our applications, net of any service or other fees earned and deducted by the wireless carrier.

Advertising.    Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. We engage in co-operative advertising with some of our retail channel partners. We accrue the associated costs when revenue is recognized and such amounts are included in selling and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified; otherwise, they are recognized as a reduction of net sales. Advertising costs for the fiscal years ended March 31, 2008, 2007 and 2006 were $85.7 million, $61.2 million and $61.0 million, respectively.

Stock-based compensation.    We adopted SFAS No. 123(R) "Share-Based Payment" ("FAS 123R") in our first quarter of fiscal 2007 and accordingly, we now record stock-based compensation expense for all of our stock-based awards. The adoption of this accounting pronouncement had a material impact on our consolidated statement of operations and our cash flows from operating and financing activities for fiscal 2007. See "Note 14—Stock-based Compensation."

Under FAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option's expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation. We adopted FAS 123R under the modified prospective transition method wherein no prior period financial statement information was affected. All prior period financial statements include stock-based compensation accounted for under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended ("FAS 123"). The financial statements for fiscal 2007 and 2008, include stock-based compensation accounted for under FAS 123R. There were no material differences in valuation methodologies or assumptions compared to those that were used in estimating the fair value of stock options under the disclosure only provisions of FAS 123.

Income Taxes.    We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("FAS 109"). The provision for income taxes is computed using the asset and liability method, under which deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards in each jurisdiction in which we operate. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred income tax assets to the amount that is believed "more likely than not" to be realized.

As of April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Previously, we had accounted for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." As required by FIN 48, we recognize the financial statement benefit of an income tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all income tax positions for which the statute of limitations remained open.

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

Recently Issued Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("FAS 157"). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157" which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. The statement provisions effective as of April 1, 2008, do not have a material effect on our results of operations, financial position, or cash flows. We are evaluating the impact, if any, the adoption of the remaining provisions will have on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this statement on April 1, 2008 and did not make this election. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("FAS 141R"). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus on EITF Issue No 07-1, "Accounting for Collaborative Arrangements" that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent". Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, which is our fiscal 2010 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our results of operations, financial position or cash flows.

In June 2007, the FASB ratified the EITF consensus conclusion on EITF 07-3, "Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development". EITF 07-3 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007, which is our fiscal 2009, and requires prospective application for new contracts entered into after the effective date. We do not expect the adoption of EITF 07-3 to have a material impact on our results of operations, financial position or cash flows.

2.     Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2008 (in thousands). All of our investment securities are classified as available-for-sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. agency securities	$3,501	$—	$—	$3,501
Municipal securities	58,381	527	—	58,908
Corporate notes	7,493	—	(218)	7,275

Total short-term investments	69,375	527	(218)	69,684

Long-term investments:
U.S. agency securities	—	—	—	—
Municipal securities(1)	47,185	—	(1,176)	46,009
Corporate securities(1)	6,800	—	(210)	6,590

Total long-term investments	53,985	—	(1,386)	52,599

Total investment securities	$123,360	$527	$(1,604)	$122,283

    (1)
    The municipal securities and corporate securities included in the table above and classified as long-term are all auction rate securities with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

As of March 31, 2008 we had approximately $52.6 million of ARS classified as long-term available-for-sale securities. These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

As of March 31, 2008, the majority of the ARS we held were AAA/Aaa rated, with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies. We historically invested in these securities for short periods of time as part of our cash management program. However, the recent uncertainty in the credit markets have prevented us and other investors from selling our securities. As such, we have classified these investments as long-term as of March 31, 2008 to reflect the current lack of liquidity of these securities. We currently have the ability and intent to hold these ARS until the auction process recovers. All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. We have continued to receive interest payments on the ARS according to their terms.

As of March 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our investments. Therefore, we estimated the fair value of these investments by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included i) credit quality, ii) estimates on the probability of the issue being called prior to final maturity, and iii) broker quotes. Based on this analysis, as of March 31, 2008 we recorded a temporary impairment of approximately $1.4 million related to our ARS in accumulated other comprehensive income in our consolidated statement of stockholders' equity. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

The following table summarizes the gross unrealized losses and fair value of our investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008 (in thousands):

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments:
U.S. agency securities	$3,501	$—	$—	$—	$3,501	$—
Municipal securities	58,908	—	—	—	58,908	—
Corporate notes	7,275	(218)	—	—	7,275	(218)

Total short-term investments	69,684	(218)	—	—	69,684	(218)

Long-term investments:
U.S. agency securities	—	—	—	—	—	—
Municipal securities(1)	46,009	(1,176)	—	—	46,009	(1,176)
Corporate securities(1)	6,590	(210)	—	—	6,590	(210)

Total long-term investments	52,599	(1,386)	—	—	52,599	(1,386)

Total investment securities	$122,283	$(1,604)	$—	$—	$122,283	$(1,604)

(1)
The municipal securities and corporate securities included in the table above and classified as long-term are all auction rate securities with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

The gross unrealized losses on our short-term investments in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates.

During the year ended March 31, 2008 there were $0.1 million of realized gains and no realized losses from sales of available-for-sale securities. During the year ended March 31, 2007 there were no realized gains or (losses) from sales of available-for-sale securities. In addition to the net unrealized loss of approximately $1.0 million during the year ended March 31, 2008 from our investment securities, we had a pre-tax unrealized holding gain on our investment in Yuke's Co., Ltd. ("Yuke's") which is classified as available-for-sale and is included in other long-term assets (see "Note 8—Other Long-Term Assets").

The following table summarizes the amortized cost and fair value of our investment securities, classified by stated maturity as of March 31, 2008 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$47,964	$48,200
Due after one year through two years	21,411	21,484

Total short-term investments	69,375	69,684

Long-term investments:
Due after one year through five years	500	500
Due after five years through ten years	1,000	1,000
Due after ten years	52,485	51,099

Total long-term investments	53,985	52,599

Total investment securities	$123,360	$122,283

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2007 (in thousands). All of our investment securities are classified as available-for-sale.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. agency securities	$12,495	$3	$(2)	$12,496
Municipal securities	245,761	—	(45)	245,716
Corporate notes	25,000	—	(2)	24,998

Total short-term investments	$283,256	$3	$(49)	$283,210

The following table summarizes the gross unrealized losses and fair value of our short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007 (in thousands):

	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$12,496	$(2)	$—	$—	$12,496	$(2)
Municipal securities	245,716	(45)	—	—	245,716	(45)
Corporate notes	24,998	(2)	—	—	24,998	(2)

Total short-term investments	$283,210	$(49)	$—	$—	$283,210	$(49)

The gross unrealized losses in each of the securities in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. Accordingly, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2007.

During the year ended March 31, 2007 there were no realized gains or (losses) from sales of available-for-sale securities. In addition to the net unrealized loss of approximately $46,000 from our short-term investments, we had an unrealized loss on our investment in Yuke's Co., Ltd. ("Yuke's") which is classified as available-for-sale and is included in other long-term assets. See "Note 8—Other Long-Term Assets."

3.     Accounts Receivable Allowances

Accounts receivable allowances at March 31, 2008, 2007 and 2006 consist of the following (in thousands):

	Balance at Beginning of Period	Provisions	Deductions	Balance at End of Period
Year ended March 31, 2008
Allowance for price protection and returns	$66,071	$185,921	$(159,204)	$92,788
Allowance for co-op advertising	13,612	48,008	(41,713)	19,907
Allowance for doubtful accounts and other	866	67	(587)	346

Total	$80,549	$233,996	$(201,504)	$113,041

Year ended March 31, 2007
Allowance for price protection and returns	$48,223	$128,454	$(110,606)	$66,071
Allowance for co-op advertising	8,440	40,726	(35,554)	13,612
Allowance for doubtful accounts and other	1,157	975	(1,266)	866

Total	$57,820	$170,155	$(147,426)	$80,549

Year ended March 31, 2006
Allowance for price protection and returns	$46,909	$133,756	$(132,442)	$48,223
Allowance for co-op advertising	10,324	33,272	(35,156)	8,440
Allowance for doubtful accounts and other	887	2,452	(2,182)	1,157

Total	$58,120	$169,480	$(169,780)	$57,820

4.     Balance Sheet Details

Inventory.    Inventory at March 31, 2008 and 2007 consists of the following (in thousands):

	March 31, 2008	March 31, 2007
Components	$1,849	$1,693
Finished goods	36,391	25,688

Inventory	$38,240	$27,381

Property and Equipment, net.    Property and equipment, net at March 31, 2008 and 2007 consists of the following (in thousands):

	Useful Lives	March 31, 2008	March 31, 2007
Building	30 yrs	$730	$719
Land	—	401	401
Computer equipment and software	3-10 yrs	63,646	50,777
Furniture, fixtures and equipment	5 yrs	9,476	8,262
Leasehold improvements	3-6 yrs	15,715	12,694
Automobiles	2-5 yrs	105	92

		90,073	72,945
Less: accumulated depreciation		(39,608)	(27,850)

Property and equipment, net		$50,465	$45,095

Depreciation expense associated with property and equipment amounted to $17.4 million, $13.7 million and $11.7 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Accrued and Other Current Liabilities.    Accrued and other current liabilities at March 31, 2008 and 2007 consist of the following (in thousands):

	March 31, 2008	March 31, 2007
Accrued liabilities	$39,876	$31,125
Accrued compensation	39,939	36,591
Accrued venture partner expense	37,809	15,273
Deferred revenue, net—packaged software product	30,864	—
Accrued third-party software developer milestones	10,594	9,387
Accrued royalties	43,020	51,042

Accrued and other current liabilities	$202,102	$143,418

Deferred revenues, net—packaged software product, consists of net sales from packaged software products bundled with online services considered to be more-than-inconsequential to the software product. Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale. At March 31, 2008 the deferred costs related to this deferred revenue were $20.7 million and are included within software development and prepaid expenses and other current assets in our consolidated balance sheet. See "Note 1—Description of Business and Summary of Significant Accounting Policies" for further information regarding our revenue recognition policies.

Other Long-Term Liabilities.    Other long-term liabilities at March 31, 2008 and 2007 consist of the following (in thousands):

	March 31, 2008	March 31, 2007
Accrued royalties	$35,004	$43,966
Unrecognized tax benefits and related interest	5,461	—
Accrued liabilities	3,714	3,328

Other long-term liabilities	$44,179	$47,294

5.     Business Combinations

In fiscal 2008, we acquired certain of the assets and/or all of the outstanding equity interests in the following three entities for a total cost of $35.3 million, of which $31.1 million was paid in cash, $0.3 million in shares issued, and the remaining $3.9 million may be paid in future years depending on whether certain pre-tax income targets are met pursuant to the purchase agreements:

  •
  Big Huge Games, Inc., located in Timonium, Maryland, a leading development studio focused on the Role-Playing-Game genre;

  •
  Universomo Ltd., located in Tampere, Finland, a developer of interactive entertainment software for all major mobile platforms;

  •
  Elephant Entertainment, LLC, located in Minneapolis, Minnesota, a publisher and distributor of casual PC games.

Pursuant to the terms of our acquisitions of Big Huge Games and Universomo, there is a potential additional consideration, up to $6.6 million, related to their meeting certain post-acquisition performance targets that can be earned in future years. Of the $6.6 million, $1.9 million is payable in cash (contractually denominated as 1.2 million Euros) and will be recognized as additional purchase price if paid, and $4.7 million is payable in stock and will be recognized as post-acquisition expenses, if earned.

Goodwill and other intangible assets recognized in the above transactions amounted to $30.3 million and $6.1 million, respectively, $34.9 million of which is not expected to be deductible for income tax purposes. The acquisitions were accounted for using the purchase method in accordance with FAS 141 "Business Combinations." Accordingly, the net assets were recorded at their estimated fair values, and operating results were included in our financial statements from the date of acquisition. The preliminary purchase price allocation, including the allocation of goodwill, will be updated as additional information becomes available. We did not present pro forma information as these acquisitions were immaterial to our financial position and results of operations.

In each of fiscal 2008 and fiscal 2007, we paid the former shareholders of ValuSoft additional consideration of $1.8 million for reaching certain pre-tax income targets pursuant to the purchase agreement. In 2002, we acquired the assets of ValuSoft, Inc. for a total cost of $14.2 million, which was paid primarily in cash. Since then, we have paid the former shareholders of ValuSoft total additional consideration in the amount of $11.0 million because ValuSoft reached certain pre-tax income targets in the five years subsequent to the acquisition. No amounts of additional consideration are outstanding as of March 31, 2008. Goodwill recognized in the original transaction and in the payments of the additional consideration has amounted to $23.0 million and is expected to be deductible for income tax purposes.

6.     Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2008 and 2007 were as follows (in thousands):

Balance at March 31, 2006	$90,872
Sale of 50% interest in Minick Holdings AG ("Minick")	(9,598)
Goodwill acquired	3,753
Additional consideration paid for ValuSoft	1,800
Effect of foreign currency exchange rates and other	1,861

Balance at March 31, 2007	$88,688
Goodwill acquired	30,329
Additional consideration paid for ValuSoft	1,800
Effect of foreign currency exchange rates and other	1,568

Balance at March 31, 2008	$122,385

We performed an annual review of goodwill impairment in each of the fiscal years ended March 31, 2008, 2007 and 2006 and found no impairment.

7.     Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets. Other intangible assets are as follows (in thousands):

		March 31, 2008			March 31, 2007
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-4 years	$3,504	$(562)	$2,942	$953	$(715)	$238
Trade secrets	5 years	—	—	—	1,800	(1,800)	—
Trade names	3-10 years	2,844	(673)	2,171	2,100	(922)	1,178
Non-compete / Employment contracts	1.5-6.5 years	2,383	(1,127)	1,256	1,048	(828)	220

Total		$8,731	$(2,362)	$6,369	$5,901	$(4,265)	$1,636

Amortization of other intangible assets for the fiscal years ended March 31, 2008, 2007 and 2006 was $1.3 million, $1.9 million and $2.6 million, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years and are assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The following table summarizes the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Fiscal Years Ending March 31,
2009	$1,493
2010	1,524
2011	1,274
2012	921
2013	430
Thereafter	727

$6,369

8.     Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke's, a Japanese video game developer. We own less than a 20% interest in Yuke's, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. In fiscal 2008 the pre-tax unrealized holding gain related to our investment in Yuke's was approximately $1.4 million, and in fiscal 2007 the pre-tax unrealized holding loss was approximately $3.5 million. Due to the long-term nature of this relationship, this investment is included in other long-term assets in the consolidated balance sheets.

Other long-term assets as of March 31, 2008 and 2007 are as follows (in thousands):

	March 31, 2008	March 31, 2007
Investment in Yuke's	$7,080	$5,726
Other intangible assets (see Note 7)	6,369	1,636
Other	6,553	11,388

Total other long-term assets	$20,002	$18,750

9.     Capital Stock Transactions

As of March 31, 2007 we had $8.5 million authorized and available for common stock repurchases. During fiscal 2008, our Board authorized the repurchase of up to $75.0 million of our common stock from time to time on the open market or in private transactions. During the year ended March 31, 2008, we repurchased 2,193,400 shares of our common stock for approximately $54.9 million, leaving approximately $28.6 million available for future repurchases. There is no expiration date for the authorized repurchases.

On January 18, 2008, in connection with our acquisition of Big Huge Games, Inc. ("BHG"), we issued an aggregate of 199,631 shares of our common stock to stockholders of BHG as partial consideration for the purchase of their shares of BHG. The shares are restricted from transfer and held in escrow by THQ until certain criteria are met, as set forth in the BHG stock purchase agreement.

On July 30, 2007 we amended our certificate of incorporation to increase our authorized number of shares of common stock to 225,000,000, from 75,000,000.

10.   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Securities	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2005	$9,729	$3,122	$12,851
Other comprehensive income (loss)	(3,085)	601	(2,484)

Balance at March 31, 2006	6,644	3,723	10,367
Other comprehensive income (loss)	9,463	(2,227)	7,236

Balance at March 31, 2007	16,107	1,496	17,603
Other comprehensive income (loss)	9,372	219	9,591

Balance at March 31, 2008	$25,479	$1,715	$27,194

11.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP. Effective April 1, 2006, we adopted FAS 123R using the modified prospective transition method (see "Note 14—Stock-based Compensation" for further disclosure of our stock-based compensation plans and our adoption of FAS 123R). In applying the treasury stock method in determining our dilutive potential common shares, assumed proceeds from dilutive weighted average outstanding options as of March 31, 2008 and 2007 include the windfall tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by

FAS 123R. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2008	2007	2006
Net income (loss) used to compute basic and diluted earnings (loss) per share	$(35,337)	$68,038	$32,106

Weighted average number of shares outstanding—basic	66,475	65,039	62,615
Dilutive effect of potential common shares	—	2,554	2,905

Number of shares used to compute earnings (loss) per share—diluted	66,475	67,593	65,520

The following weighted average potential common shares were excluded from the computation of diluted earnings (loss) per share above as such effect would have been antidilutive for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2008	2007	2006
Potential common shares	9,352	2,086	738

12.   Income Taxes

United States and foreign income before taxes and details of the provision for income tax are as follows (in thousands):

	Fiscal Year Ended March 31,
	2008	2007	2006
Income from continuing operations before income taxes and minority interest:
United States	$(99,868)	$60,955	$29,753
Foreign	27,233	30,073	10,037

	$(72,635)	$91,028	$39,790

Provision for income tax (benefit) expense:
Current
Federal	$(8,049)	$(518)	$(9,877)
State	(355)	(12)	1,151
Foreign	13,430	11,211	5,325

Total current	5,026	10,681	(3,401)

Deferred
Federal	(33,833)	6,905	8,967
State	(6,310)	(1,036)	(5,057)
Foreign	(4,485)	(519)	(1,679)

Total deferred	(44,628)	5,350	2,231

Add back benefit (expense) recorded to stockholders' equity:
Tax benefit related to stock option exercises	3,921	8,866	9,162
Tax benefit (expense) related to unrealized (gain) loss on investments	(104)	1,309	(371)

Provision for income tax	$(35,785)	$26,206	$7,621

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income before income taxes and minority interest, were as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
U.S. federal statutory tax rate	(35.0)%	35.0%	35.0%
Impact of changes in unrecognized tax benefits	(6.4)	—	—
State taxes, net of federal impact	(5.7)	0.2	(2.5)
Tax exempt interest income	(3.3)	(2.9)	(5.1)
Research and development credits	(3.2)	(4.3)	(5.4)
Non-deductible stock-based compensation	2.8	2.0	—
Rate differences in foreign taxes and other	1.5	(1.2)	(2.9)

Effective tax rate	(49.3)%	28.8%	19.1%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability are as follows (in thousands):

	March 31,
	2008	2007
Deferred income tax assets:
Accruals, reserves and other expenses	$39,527	$29,080
Tax credit carryforwards	21,581	22,371
Net operating loss carryforwards	28,777	5,513
Other	17,129	2,859

Total deferred income tax assets	107,014	59,823
Valuation allowance	(8,357)	(7,126)

Deferred tax asset, net of valuation allowance	98,657	52,697

Deferred income tax liabilities:
Software development costs	(62,000)	(60,207)
Depreciation and amortization	(3,163)	(2,065)
Unrealized gain on investments	(1,050)	(260)

Total deferred income tax liabilities	(66,213)	(62,532)

Net deferred tax asset (liability)	$32,444	$(9,835)

As of March 31, 2008, current net deferred tax liabilities were $29.3 million and long term net deferred tax assets were $61.7 million. As of March 31, 2007, current net deferred tax liabilities were $25.6 million and long-term net deferred tax assets were $15.8 million.

The tax credit carryforwards as of March 31, 2008 includes research and development tax credit carryforwards of $11.1 million and $11.6 million for federal and state purposes, respectively. The federal tax credit carryforward expires in 2028, while the majority of the state credits are from California and can be carried forward indefinitely. In addition, we have foreign tax credit carryforwards of $3.0 million. These credits expire in 2018.

As of March 31, 2008, we have federal and various state net operating loss carryforwards totaling $69.6 and $70.9 million, respectively, that expire between 2008 and 2028 and foreign net operating loss carryforwards totaling $22.3 million that can be carried forward indefinitely. At March 31, 2008, our deferred income tax asset for net operating loss carryforwards was reduced by a valuation allowance of $8.4 million as compared to $7.1 million in the prior fiscal year. Realization of the deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Although realization is not assured, we believe it is "more likely than not" that the net carrying value of the deferred tax asset will be realized.

The tax benefits associated with certain net operating loss carryforwards relate to employee stock options. Pursuant to SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), current year net operating losses have been reduced by $5.1 million relating to these items which will be credited to additional paid-in capital when we can reduce our income taxes payable.

At March 31, 2008 we had accumulated foreign earnings of $66.5 million. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

We adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," ("FIN 48") on April 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would "more likely than not" sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. Our adoption of FIN 48 on April 1, 2007 had no impact on our April 1, 2007 beginning retained earnings balance. The amount of unrecognized tax benefits as of April 1, 2007 was $18.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$18,604
Additions based on tax positions related to the current year	2,266
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1,755)
Reductions as result of lapse of applicable statute of limitations	(229)
Settlements	(7,250)

Balance at March 31, 2008	$11,636

The total unrecognized tax benefit of $11.6 million is reflected in our consolidated balance sheet as $1.5 million in net current deferred tax liabilities, $5.3 million in net long-term deferred tax assets, and $4.8 million in other long-term liabilities. The amount of unrecognized tax benefits at March 31, 2008 includes $5.0 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2004.

Our uncertain tax positions relate to tax years that remain subject to examination by the relevant tax authorities. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. We have evaluated the impact of the conclusions reached in the IRS examination in the FIN 48 measurement and recognition process. We are currently under routine examination by the IRS for our income tax returns for fiscal years 2004 through 2007 and by various state jurisdictions for fiscal years subsequent to 2003. We do not expect these examinations to be concluded and settled in the next 12 months, therefore, we are currently unable to estimate the potential impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant impact to its unrecognized tax benefit balance in fiscal 2009 related to the expiration of the statutes of limitations.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense. For the fiscal years ended March 31, 2008 and 2007, we recognized $0.1 million of interest income and $0.4 million in interest expense, respectively, related to uncertain tax positions. As of March 31, 2008 and April 1, 2007, we had an accrued liability of $0.6 million and $0.7 million, respectively, for interest related to uncertain tax positions. These amounts are included in other long-term liabilities in the consolidated balance sheets.

13.   Employee Defined Contribution Plan

For our United States employees we sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees the ability to defer up to 60% of their annual compensation (up to the 2008 IRS annual maximum of $15,500). The plan also provides that we will match the employees' contribution equal to the employee's deferral, up to 4% of eligible compensation with a maximum of $9,200 based on the 2008 IRS maximum compensation limit. We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution. Employer contributions under the plan were $6.1 million, $4.9 million and $3.5 million in the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs"). The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company. The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (SARs), restricted stock awards, restricted stock units ("RSUs"), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company. Subject to certain adjustments, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares. Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit. As of March 31, 2008, we had 3,102,634 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date. Other vesting terms are as follows:

  •
  PARS and PARSUs that have been granted to our officers under the 1997 Plan and the LTIP vest with respect to 100% of the shares subject to the award on the fifth anniversary of the grant date subject to continued employment of the grantee; provided, however, 20% of the shares subject to each award will vest on each of the first through fourth anniversaries of the grant date if certain performance targets for the Company are attained each fiscal year. In the fiscal year ended March 31, 2008, it was determined that certain performance targets had been met with respect to our fiscal year ended March 31, 2007 and as such certain of our officers vested in 20% of outstanding awards.

  •
  PARSUs granted to our non-employee directors under the 1997 Plan are currently fully vested.

  •
  Deferred Stock Units ("DSUs") granted to our non-employee directors under the LTIP vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant.

  •
  RSUs granted to our employees are performance-based awards that do not carry any acceleration conditions. Each award will vest with respect to 100% of the shares on the third anniversary of the grant date, subject to continued employment of the grantee.

The fair value of our nonvested restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date. The fair value of PARS, PARSUs, DSUs and RSUs granted is amortized over the vesting period.

In March 2008, under the LTIP, we granted 312,375 RSUs to our employees. Total compensation expense recognized on RSUs for fiscal year ended March 31, 2008 was $42,000.

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan ("ESPP"). Under the ESPP, up to 500,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1 (each, an "Offering Period"). The first business day of each Offering Period is referred to as the "Offering Date." The last business day of each Offering Period is referred to as the "Purchase Date". Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period. During the year ended March 31, 2008, employees purchased 124,650 and 180,229 shares at a price of $24.47 and $15.90 per share, respectively, on the Purchase Dates. No purchase of ESPP shares occurred during the year ended March 31, 2007. As of March 31, 2008, we had 195,121 shares available for issuance under the ESPP.

Any references we make to unspecified "stock-based compensation" and "stock-based awards" are intended to represent the collective group of all our awards and purchase opportunities: stock options, PARS, PARSUs, DSUs, RSUs and ESPP options. Any references we make to "nonvested shares" and "vested shares" are intended to represent our PARS, PARSU, DSU and RSU awards.

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

For the fiscal years ended March 31, 2008, 2007 and 2006, stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
Cost of sales—software amortization and royalties	$6,800	$2,087	$—
Product development	4,773	3,364	926
Selling and marketing	2,654	2,817	981
General and administrative	8,444	10,704	1,515

Stock-based compensation expense before income taxes	22,671	18,972	3,422
Income tax benefit	(6,132)	(5,060)	(867)

Total stock-based compensation expense after income taxes	$16,539	$13,912	$2,555

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in "Note 1—Description of Business and Summary of Significant Accounting Policies." The following table summarizes stock-based compensation expense included in our consolidated balance sheets as a component of software development (in thousands):

Balance at April 1, 2006	$—
Stock-based compensation expense capitalized during the period	5,924
Amortization of capitalized stock-based compensation expense	(2,087)

Balance at March 31, 2007	$3,837
Stock-based compensation expense capitalized during the period	5,765
Amortization of capitalized stock-based compensation expense	(6,800)

Balance at March 31, 2008	$2,802

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in fiscal years ended March 31, 2008 and 2007 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the years ended March 31, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock's historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected lives of options and ESPP are based on the US Treasury yield in effect at the time of grant.

The fair value of our ESPP options for the six month offering periods that began on March 1, 2007, September 4, 2007, and March 3, 2008 was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below and the per share fair value for those offering periods was $8.39, $7.63, and $5.52, respectively.

	Stock Option Grants	Employee Stock Purchase Plan	Stock Option Grants	Employee Stock Purchase Plan
	Year Ended March 31, 2008	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2007
Dividend yield	—%	—%	—%	—%
Anticipated volatility	36%	38.8%	37%	37%
Weighted-average risk-free interest rate	3.9%	4.4%	4.9%	5.1%
Expected lives	3.2 years	0.5 year	3.2 years	0.5 year

A summary of our stock option activity for each of the three years ended March 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2005	9,880	$13.10
Granted	3,276	$20.48
Exercised	(3,187)	$12.03
Forfeited/expired/cancelled	(894)	$14.44

Outstanding at March 31, 2006	9,075	$16.00
Granted	2,638	$24.60
Exercised	(3,217)	$15.66
Forfeited/expired/cancelled	(932)	$18.61

Outstanding at March 31, 2007	7,564	$19.15
Granted	2,982	$27.44
Exercised	(1,422)	$14.89
Forfeited/expired/cancelled	(1,007)	$25.86

Outstanding at March 31, 2008	8,117	$22.10	2.9	$19,090

Vested and expected to vest	7,312	$21.76	2.9	$18,685

Exercisable at March 31, 2008	3,642	$17.96	1.8	$16,541

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at March 31, 2008. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at March 31, 2008. The aggregate intrinsic value of stock options exercised during fiscal years ended March 31, 2008, 2007 and 2006 was $19.5 million, $42.9 million and $32.9 million, respectively.

The weighted-average grant-date fair value per share of options granted during fiscal years ended March 31, 2008, 2007 and 2006 was $8.28, $7.81 and $9.15, respectively.

A summary of the status of our nonvested shares as of March 31, 2008 and 2007 and changes during the years then ended, is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at April 1, 2006	284	$19.54
Granted	155	$26.21
Vested	(42)	$25.66
Forfeited/cancelled	(58)	$19.63

Nonvested shares at March 31, 2007	339	$21.81
Granted	494	$29.74
Vested	(92)	$23.60
Forfeited/cancelled	(129)	$25.34

Nonvested shares at March 31, 2008	612	$22.16

The weighted-average grant-date fair value of nonvested shares granted in the fiscal year ended March 31, 2006 was $19.34.

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at March 31, 2008, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at March 31, 2008	Weighted- Average Period (in years)
Stock options	$21,939	1.4
Nonvested shares	8,342	3.3
ESPP	929	0.4

	$31,210

Cash received from exercises of stock options for the fiscal years ended March 31, 2008, 2007 and 2006 was $21.1 million, $50.6 million and $37.8 million, respectively. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $5.5 million, $8.9 million and $9.2 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The fair value of all our stock-based awards that vested during the years ended March 31, 2008, 2007 and 2006 was $23.5 million, $19.9 million and $14.8 million, respectively.

Non-Employee Stock Warrants.    In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the fiscal years ended March 31, 2008, 2007 and 2006.

At March 31, 2008, 2007 and 2006, we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32. In fiscal 2006, 112,500 warrants expired unexercised.

In accordance with EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 1, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the years ended March 31, 2008, 2007 and 2006, $0.5 million, $0.7 million and $1.3 million, respectively, was amortized and included in cost of sales—license amortization and royalties expense.

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

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 the Compensation Committee of our Board of Directors, pursuant to the terms and conditions of our compensatory stock plans under which our stock options had been granted, unilaterally corrected the exercise price of affected options that remained outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date. In January 2007, the Compensation Committee determined to give each affected option holder, subject to certain conditions, a cash payment equal to the aggregate difference between the initial exercise price and the increased exercise price of each holder's affected options ("Cash Payment"). As of March 31, 2007, $2.3 million was paid out to affected employees, and there were no additional amounts paid in fiscal 2008. We accounted for the impact of the corrected options as a stock option modification under FAS 123R. As a result of this partial cash settlement of these options and the application of the modification accounting, we recognized $0.7 million in additional compensation cost due to the increase in the fair value of these options and $0.6 million in accelerated compensation cost in fiscal year ended March 31, 2007.

We also compensated individuals who had exercised affected options prior to December 2006 for excise tax liability and certain other adverse consequences under Section 409A. We incurred additional compensation expense of $0.9 million in the three months ended December 31, 2006 based upon our best estimate of this liability at that point in time. In the three months ended March 31, 2007 we increased our estimate of this liability by $1.2 million based upon our review of the IRS Compliance Resolution Program (the "Program"), announced in February 2007 (IRS Announcement 2007-18). At March 31, 2007, it was our intent to participate in this Program, and we estimated our total liability under this Program would be approximately $2.1 million. This amount was included in accrued and other current liabilities in our consolidated balance sheet at March 31, 2007. In fiscal 2008, we completed the program and the entire $2.1 million of excise tax liability was paid out to the respective individuals.

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

	Year Ended March 31, 2007
	Fair Value Method	Intrinsic Value Method	Impact of Change
Income from continuing operations before income taxes and minority interest	$91,028	$105,613	$14,585
Income from continuing operations	64,958	75,963	11,005
Gain on sale of discontinued operations, net of tax	3,080	3,080	—

Net income	$68,038	$79,043	$11,005

Earnings per share—basic:
Continuing operations	$1.00	$1.17	$0.17
Discontinued operations	0.05	0.05	—

Earnings per share—basic	$1.05	$1.22	$0.17

Earnings per share—diluted:
Continued operations	$0.96	$1.12	$0.16
Discontinued operations	0.05	0.05	—

Earnings per share—diluted	$1.01	$1.17	$0.16

Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from our stock-based awards as operating cash flows in the statement of cash flows. FAS 123R requires the cash flows resulting from the tax benefits arising out of tax deductions in excess of the compensation recognized for the stock-based awards ("excess tax benefits") to be classified as financing cash flows. Prior to our adoption of FAS 123R on April 1, 2006, the $4.0 million excess tax benefit classified as a financing cash inflow in the year ended March 31, 2007 would have been classified as an operating cash inflow.

Proforma information for periods prior to the adoption of FAS 123R

Prior to the adoption of FAS 123R, we accounted for our stock-based compensation to employees using the intrinsic value method in accordance with APB 25 and the disclosure-only provisions of FAS 123. Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the fiscal years ended March 31, 2006. Forfeitures of our stock-based awards were reflected in our disclosures as they occurred. Previously reported amounts have not been restated relative to our adoption of FAS 123R.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants made under our stock option plans during the fiscal year ended March 31, 2006:

Fiscal year ended March 31, 2006
Dividend yield	0%
Anticipated volatility	51%
Weighted average risk-free interest rate	4.11%
Expected lives	3 years

The following table shows what our net income and income per share would have been for the fiscal year ended March 31, 2006, had compensation cost for our stock-based compensation been measured based on the estimated fair value at the grant dates in accordance with the provisions of FAS 123 (in thousands, except per share amounts):

Fiscal year ended March 31, 2006
Net income—as reported	$32,106
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	2,396
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(13,131)

Net income—pro forma	$21,371

Earnings per share:
Basic—as reported	$0.51
Basic—pro forma	$0.34
Diluted—as reported	$0.49
Diluted—pro forma	$0.33

15.   Stockholders Rights Plan

THQ's stockholders hold their stock subject to an Amended and Restated Rights Agreement dated August 22, 2001, as amended by the First Amendment to the Amended and Restated Rights Agreement, dated as of April 9, 2002 (collectively, the "Rights Agreement"). Pursuant to the Rights Agreement, and as adjusted pursuant to Section 11(p) of the Rights Agreement as a result of the stock splits which occurred on April 9, 2002 and on September 1, 2005, each share of THQ common stock is accompanied by four-ninths (4/9) of a preferred stock purchase right ("Right") which entitles the registered holder to purchase four nine-thousandths (4/9000) of a share of Series A Junior Participating Preferred Stock at an exercise price of $44.44. The Rights become exercisable 10 days after any person or group acquires, or 10 business days after any person or group has announced its intention to commence a tender offer for, 15% or more of the outstanding common stock of THQ. In the event that any person or group acquires 15% or more of our outstanding common stock, each holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of common stock having a current market value equal to two times the exercise price of the Right. If we are acquired in a merger or other business combination, each registered holder of a Right will be entitled to purchase, at the exercise price, a number of shares of common stock of the acquirer having a current market value equal to two times the exercise price of the Right.

The Board may redeem the Rights at a redemption price of $0.001 per Right, subject to adjustment, at any time until 10 days after the acquisition of 15% or more of the common stock of THQ. At any time after a person or group has acquired 15% or more but less than 50% of the common stock, the Board may exchange all or part of the Rights for shares of common stock at an exchange ratio of 4/9 shares of common stock for each Right or four nine-thousandths (4/9000) of a share of Series A Junior Participating Preferred Stock ("Preferred Stock") per Right. The Rights expire on June 21, 2010.

Pursuant to the Certificate of Designation, as amended (the "Certificate of Designation"), establishing the Preferred Stock, effective as September 1, 2005: (i) each share of Preferred Stock is entitled to quarterly dividends equal to 2,250 times the aggregate per share amount of all dividends declared on the common stock, (ii) each share of Preferred Stock will be entitled to 2,250 votes on all matters submitted to a vote of THQ's stockholders, (iii) the "adjustment number" (as defined in the Certificate of Designation) used in Section 6 of the Certificate of Designation for calculating the liquidation amount for Preferred Stock is 2,250 and (iv) in the event of a consolidation, merger, combination or similar transaction, each share of Preferred Stock will be exchanged or changed into an amount per share equal to 2,250 times the amount of capital stock, securities, cash or other property for which each share of common stock is exchanged or changed. The description of the Rights contained herein does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement and the Certificate of Designation.

16.   Agreement with JAKKS Pacific, Inc.

In June 1999 we entered into an operating agreement with JAKKS Pacific, Inc. ("JAKKS") that governs our relationship with respect to the World Wrestling Entertainment, Inc. ("WWE") license. This agreement was amended in January 2002. Our relationship with JAKKS was established to enable THQ to develop, manufacture, distribute, market and sell video games pursuant to the license from WWE. The principal terms of this operating agreement are as follows:

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

  •
  For periods after June 30, 2006, the amount of the preferred payment is subject to renegotiation between the parties. The parties have not yet reached agreement as to the amount of the preferred payment. We have not paid JAKKS since June 30, 2006, but are accruing at the payment rate that expired June 30, 2006. This preferred payment is included in our consolidated statements of operations in the caption "Cost of sales—venture partner expense." An arbitration procedure is specified in the event the parties do not reach agreement; and

  •
  We are responsible for the day-to-day operations of the venture. We are responsible for development, sales and distribution of WWE-licensed games, and JAKKS is responsible for the approval process and other relationship matters with WWE.

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

We are currently involved in litigation with WWE and JAKKS with respect to the license and the preferred payment. See "Note 17—Commitments and Contingencies—Litigation."

17.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2008 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Letters of Credit(4)	Other(5)	Total
2009	$110,316	$13,009	$17,011	$30,914	$5,347	$176,597
2010	46,630	15,543	16,062	—	1,388	79,623
2011	14,038	8,532	14,766	—	—	37,336
2012	2,850	1,547	12,497	—	—	16,894
2013	600	1,547	9,170	—	—	11,317
Thereafter	500	1,160	17,998	—	—	19,658

	$174,934	$41,338	$87,504	$30,914	$6,735	$341,425

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of March 31, 2008 are approximately $174.9 million. License/software development commitments in the table above include $55.4 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2008 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2009 will be $13.0 million.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Rent expense was $16.1 million, $14.0 million and $10.6 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(4)
Letters of Credit.    As of March 31, 2008, we had outstanding letters of credit of approximately $30.9 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)
Other.    As of March 31, 2008, we had purchase commitments of approximately $2.8 million pertaining to various international distribution agreements signed in fiscal 2008 for products that are expected to ship on various dates during fiscal 2009. These agreements have two year terms and are contractually denominated as 1.8 million Euros.

Pursuant to the terms of our acquisitions of Universomo, Big Huge Games and Elephant Entertainment combined, there is additional consideration of $3.9 million included in accrued and other current liabilities in our March 31, 2008 consolidated balance sheet and included in the table above. In addition, we may have to pay additional consideration of $1.9 million in cash (contractually denominated as 1.2 million Euros) and $4.7 million in stock in future years if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreement.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of March 31, 2008 we had $11.6 million of unrecognized tax benefits. See "Note 12—Income Taxes" for further information regarding the unrecognized tax benefits.

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

Indemnity Agreements.    We have entered into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer, to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by the any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of their service as members of our Board of Directors, Chief Executive Officer or as Chief Financial Officer. The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnitees in the event of an indemnification request.

Litigation.

WWE related Lawsuits

On October 19, 2004, World Wrestling Entertainment, Inc. ("WWE") filed a lawsuit in the United States District Court for the Southern District of New York (the "Court") against JAKKS Pacific, Inc. ("JAKKS"), us, THQ/JAKKS Pacific LLC (the "LLC"), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint seeks various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. In August 2005, the Court directed the parties to file briefs on the three federal law claims alleged by the Plaintiffs (i.e., Robinson-Patman, and Sherman Act, and a threshold issue concerning the Plaintiff's RICO claim). The motions to dismiss the amended complaint based on these issues were fully briefed and argued and, on March 31, 2006, the Court granted the defendants' motion to dismiss the Robinson-Patman Act and Sherman Act claims and denied the defendants' motion seeking to dismiss the RICO claims on the basis of the threshold "enterprise" issue that was briefed.

The Court then set a second round of briefing on the motions to dismiss on all other federal issues, including other defenses under RICO. After extensive briefing concluded in August 2006 and a hearing held in September 2006, on December 21, 2007, the Court granted our motions to dismiss the federal claims, and denied a motion by WWE to reconsider the Court's prior March 2006 order dismissing the antitrust claims. Among the Court's grounds for its decision were its findings that WWE had failed to allege a pattern of racketeering activity, RICO injury or antitrust injury, and that its RICO claims were barred by the statutes of limitations. The Court also dismissed WWE's state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction. WWE has now asserted its state law claims in Connecticut, as described below. WWE has appealed the Court's rulings, and the appeal is pending in the Second Circuit Court of Appeals. The appeal is currently in abeyance, and there is currently no briefing schedule or timetable for resolution of the appeal.

On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that the Company's agreements with Yuke's Co., Ltd. ("Yuke's"), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE's written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. On February 8, 2007, we and the LLC jointly moved to strike one of the claims, for violation of the Connecticut Unfair Trading Practices Act; on March 28, 2007, the Court denied that motion, without prejudice to our ability to raise the same issue at a later date. At a hearing on May 8, 2007, the Court granted WWE's request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE's lawsuit in the Southern District of New York and to "cite in" the other defendants from that action, including our CEO, Brian Farrell. Following the dismissal without prejudice of WWE's lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted. The claims now pending in this action are a combination of the earlier claims relating to the Yuke's agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York. We have moved to dismiss many of the claims in this action. Moreover, JAKKS has filed a summary judgment motion based on the collateral estoppel effects of the dismissal of WWE's lawsuit in the Southern District of New York, and we intend to join in that motion. JAKKS's motion was scheduled for hearing on May 19, 2008, and there is not yet a hearing scheduled on the THQ defendants' motion. Discovery in this action is scheduled to be completed by June 2009, and the case is to be ready for trial by May 1, 2010.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint. However, in light of the early status of this litigation, we cannot estimate a possible loss, if any. Games we develop based upon our WWE videogame license have contributed to approximately 25% of our net sales in fiscal 2008, up from approximately 15% of our net sales in fiscal 2007 and 2006. The loss of the WWE license would have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate. However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District. At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied a request by JAKKS for provisional relief requesting that, pending conclusion of the arbitration, we either be enjoined from distributing to ourselves any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. Pursuant to the process, the judge named a "shortlist" of five arbitrator candidates drawn from lists submitted by the parties, and afforded the parties five days to agree upon an arbitrator candidate, failing which the judge would appoint an arbitrator from the "shortlist." On July 18, 2007, JAKKS filed a notice of disqualification, purporting to disqualify all of the arbitrator candidates on the "shortlist" other than the one individual who had been among the candidates submitted by JAKKS. THQ objected to this notice. On July 31, 2007, the Court struck JAKKS's notice and selected an arbitrator from the "shortlist." On or about August 22, 2007 JAKKS filed in the Court of Appeal of the State of California a petition for writ of mandate/prohibition or other appropriate relief, seeking an order directing the judge to disqualify all of the arbitrator candidates other than the one individual who had been submitted by JAKKS. In its filing, JAKKS argued that this individual was the only "shortlist" candidate to file certain disclosures within a time period JAKKS maintains is required by statute. The Court of Appeal granted a temporary stay of the arbitration on August 30, 2007. On the same day that the Court of Appeal issued its temporary stay, JAKKS filed a notice with the Superior Court that it was exercising its one-time peremptory challenge pursuant to the California Code of Civil Procedure to disqualify "without cause" the arbitrator chosen by the judge. Following a hearing, the Court of Appeal denied JAKKS's petition in an opinion and order filed February 28, 2008. The case has now been returned to the trial court for further proceedings. At this time, we cannot anticipate when the arbitration will commence.

We do not expect the resolution of this dispute to have a material adverse impact on our results of operations, financial position or cash flows.

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.    On August 25, 2006, following our announcement of the informal inquiry by the SEC, a purported shareholder derivative action captioned Ramsey v. Haller et. Al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleges, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. Another lawsuit was subsequently filed by the same law firm on behalf of another purported shareholder, David Kukor, and the parties stipulated to consolidate the two actions. On or about April 19, 2007, a Consolidated Shareholder Derivative Complaint (the "Consolidated Complaint") was filed, alleging the same types of claims and quoting from various public statements by THQ since the filing of the original complaint. We are also named as a nominal defendant. On May 29, 2007, we filed a demurrer to the Consolidated Complaint as a whole. The demurrer was overruled by the Court on October 11, 2007, and a status conference before the Court is currently scheduled for May 28, 2008. No discovery has been conducted, nor can it be conducted absent further court order.

Although litigation is subject to inherent uncertainties, we do not believe the results of the remaining shareholder action will have a material adverse impact on our consolidated financial position or results of operations.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proccedings

SEC Informal Inquiry.    On August 4, 2006, we received an informal inquiry from the Securities and Exchange Commission ("SEC") requesting certain documents and information relating to our stock option grant practices from January 1, 1996 to the present. We fully cooperated with the SEC's inquiry and on February 27, 2008 received a notice from the SEC that its investigation of our stock option grant practices has been completed and that the SEC does not intend to recommend any action against THQ.

Hawaii Laborers Pension Fund v. THQ, et. Al.    In October 2006, a purported shareholder derivative action captioned Hawaii Laborers Pension Fund v. THQ, et. Al., was filed against certain of our current and former officers and directors in federal district court, alleging claims under Section 14(a) of the Securities Exchange Act of 1934 as well as various state law claims arising out of alleged breaches of fiduciary duty related to stock option practices. On or about April 20, 2007, the plaintiff filed an Amended and Verified Shareholder Derivative Complaint (the "Amended Complaint") alleging that certain current and former officers and directors engaged in a conspiracy to manipulate grants dates associated with stock options and then concealed the alleged backdating option scheme and filed false and misleading statements with the SEC. We were also named as a nominal defendant. On August 20, 2007, following oral argument, the district court granted the defendants' motion to dismiss this action, with leave to amend. The judge subsequently issued an order on August 23, 2007. The plaintiffs filed an amended complaint on October 12, 2007. On November 28, 2007, the parties filed a stipulation by which the plaintiffs dismissed the action without prejudice. The Court entered the stipulation on December 13, 2007, and the action was dismissed without prejudice.

18.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our net sales and total assets for the fiscal years ended March 31, 2008, 2007 and 2006 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Year ended March 31, 2008
Net sales to unaffiliated customers	$503,134	$454,880	$72,453	$1,030,467
Total assets	895,145	156,351	32,824	1,084,320
Year ended March 31, 2007
Net sales to unaffiliated customers	$600,159	$365,406	$61,291	$1,026,856
Total assets	900,579	89,950	23,012	1,013,541
Year ended March 31, 2006
Net sales to unaffiliated customers	$489,945	$269,928	$46,687	$806,560
Total assets	774,126	62,664	11,678	848,468

Our largest single customer accounted for 14% of our gross sales in fiscal 2008, 18% of our gross sales in fiscal 2007 and 19% of our gross sales in fiscal 2006. Our second largest customer accounted for 12% of our gross sales in fiscal 2008, 11% of our gross sales in fiscal 2007 and 10% of our gross sales in fiscal 2006.

Information about THQ's net sales by platform for fiscal 2008, 2007 and 2006 is presented below (in thousands):

	Fiscal Year Ended March 31,
Platform
	2008	2007	2006
Consoles
Microsoft Xbox 360	$129,483	$134,908	$14,479
Microsoft Xbox	2,278	27,476	88,181
Nintendo Wii	91,431	30,025	—
Nintendo GameCube	7,090	52,338	59,255
Sony PlayStation 3	85,533	—	—
Sony PlayStation 2	252,642	304,916	296,294

	568,457	549,663	458,209

Handheld
Nintendo Dual Screen	226,912	114,143	32,855
Nintendo Game Boy Advance	36,655	119,869	171,477
Sony PlayStation Portable	84,030	65,402	29,406
Wireless	19,751	26,467	36,112

	367,348	325,881	269,850

PC	94,264	149,546	77,615
Other	398	1,766	886

Total Net Sales	$1,030,467	$1,026,856	$806,560

19.   Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2008

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	Fiscal Year Ended
Net sales	$104,485	$229,349	$509,609	$187,024	$1,030,467
Expenses and other	130,063	239,879	490,391	242,769	1,103,102

Income (loss) from continuing operations before income taxes and minority interest	(25,578)	(10,530)	19,218	(55,745)	(72,635)
Income taxes	(16,304)	(3,491)	5,224	(21,214)	(35,785)

Income (loss) from continuing operations	(9,274)	(7,039)	13,994	(34,531)	(36,850)
Gain on sale of discontinued operations, net of tax	—	—	1,513	—	1,513

Net income (loss)	$(9,274)	$(7,039)	$15,507	$(34,531)	$(35,337)

Earnings (loss) per share—basic:
Continuing operations	$(0.14)	$(0.11)	$0.21	$(0.52)	$(0.55)
Discontinued operations	—	—	0.02	—	0.02

Earnings (loss) per share—basic	$(0.14)	$(0.11)	$0.23	$(0.52)	$(0.53)

Earnings (loss) per share—diluted:
Continuing operations	$(0.14)	$(0.11)	$0.21	$(0.52)	$(0.55)
Discontinued operations	—	—	0.02	—	0.02

Earnings (loss) per share—diluted	$(0.14)	$(0.11)	$0.23	$(0.52)	$(0.53)

Twelve Months Ended March 31, 2007

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	Fiscal Year Ended
Net sales	$138,829	$240,197	$475,741	$172,089	$1,026,856
Expenses and other	157,037	222,796	391,419	164,576	935,828

Income (loss) from continuing operations before income taxes and minority interest	(18,208)	17,401	84,322	7,513	91,028
Income taxes	(6,009)	5,857	24,367	1,991	26,206

Income (loss) from continuing operations before minority interest	(12,199)	11,544	59,955	5,522	64,822
Minority interest	98	45	(7)	—	136

Income (loss) from continuing operations	(12,101)	11,589	59,948	5,522	64,958
Gain on sale of discontinued operations, net of tax	—	—	2,107	973	3,080

Net income (loss)	$(12,101)	$11,589	$62,055	$6,495	$68,038

Earnings (loss) per share—basic:
Continuing operations	$(0.19)	$0.18	$0.92	$0.08	$1.00
Discontinued operations	—	—	0.03	0.02	0.05

Earnings (loss) per share—basic	$(0.19)	$0.18	$0.95	$0.10	$1.05

Earnings (loss) per share—diluted:
Continuing operations	$(0.19)	$0.17	$0.88	$0.08	$0.96
Discontinued operations	—	—	0.03	0.01	0.05

Earnings (loss) per share—diluted	$(0.19)	$0.17	$0.91	$0.09	$1.01

Due to rounding and reclassifications, some of the figures above may differ slightly from the 10-Q's previously filed.

20.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick. As of March 31, 2008 we received approximately $18.6 million in cash from the sale of Minick and we recognized gains of $1.5 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively. These gains are presented as "Gain on sale of discontinued operations, net of tax" in our consolidated statements of operations. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately $1.2 million during the three months ended June 30, 2008. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick's operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)  Definition and limitations of disclosure controls.  Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis to determine if improvements or modifications are necessary.

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

(c)  Changes in internal control over financial reporting.  There were no material changes in our internal control over financial reporting in the fourth quarter of fiscal 2008.

Management Report on Internal Control Over Financial Reporting

We, as management of THQ Inc. and its subsidiaries (the "Company"), are responsible for establishing and maintaining adequate internal controls over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 29, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, we have concluded that the Company's internal control over financial reporting is effective as of March 29, 2008.

/s/ BRIAN J. FARRELL	/s/ COLIN L. SLADE
Brian J. Farrell Chairman of the Board, President and Chief Executive Officer May 28, 2008	Colin L. Slade Executive Vice President, Chief Financial Officer and Chief Accounting Officer May 28, 2008

Item 9B.    Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.
Agoura Hills, California

We have audited the internal control over financial reporting of THQ Inc. and subsidiaries (the "Company") as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of March 29, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended of the Company and our report dated May 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph referring to a change in the accounting for income taxes.

DELOITTE & TOUCHE LLP
Los Angeles, California

May 28, 2008

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the "Proxy Statement"):

  •
  Information regarding directors who are nominated for election is included under the caption "Proposal Number 1—Election of Directors;"

  •
  Information regarding executive officers is included under the caption "Executive Officers;"

  •
  Information related to involvement in certain legal proceedings is included under the caption "Involvement in Certain Proceedings;"

  •
  Information regarding the audit committee and its financial expert is included under the caption "Committees of the Board of Directors;" and

  •
  Information regarding Section 16 compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding our code of ethics applicable to our directors, principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers appears under the caption "Charters, Code of Ethics, and Code of Business Conduct and Ethics."

Item 11.    Executive Compensation

The information required under this Item relating to executive compensation will be included in the Proxy Statement under the heading "Executive Compensation," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 related to securities authorized for issuance under equity compensation plans is included in Item 5 herein. The information required by Item 12 related to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There were no reportable business relationships, transactions with management, or indebtedness of management during the fiscal year ended March 31, 2008.

Item 14.    Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountant is incorporated by reference to the Proxy Statement under the caption "Proposal Number 4—Ratification of Independent Registered Public Accounting Firm."

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

The following financial statements of the Company are included in Part II Item 8:

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

Exhibit Number	Title
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the "S-3 Registration Statement")).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.4	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2007).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K filed on June 22, 2000).
3.6
Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant's Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the "August 2001 8-A")).
3.7
Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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
10.1#
Stock Option Agreement dated as of December 23, 1998, between the Company and James Whims (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.2#
Amended and Restated Employment Agreement, dated as of July 20, 2006 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "September 2006 10-Q")).
10.3#*	Colin Slade Offer Letter dated January 22, 2008.
10.4#
Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the "December 2004 10-Q")).
10.5#
Indemnification Agreement, dated as of March 28, 2006 between the Company and Jeffrey W. Griffiths (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant's December 2004 10-Q).
10.6#	Indemnification Agreement, dated as of January 31, 2008 between the Company and Gary Rieschel (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant's December 2004 10-Q).
10.7#	THQ Inc. 2006 Long Term Incentive Plan (incorporated by reference to Exhibit A to Company's Proxy Statement on Schedule 14A filed June 21, 2006).
10.8#	THQ Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Company's Proxy Statement on Schedule 14A filed June 21, 2006).
10.9#	THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's September 2005 10-Q).
10.10#	Third Amended and Restated Non-executive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A filed July 3, 2003).
10.11#
THQ Inc. Stock Unit Deferred Compensation Plan, effective as of August 18, 2005 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the "March 2007 10-K)).
10.12#
Form of Severance Agreement with Executive Officers entered into June 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 2006 10-Q")).
10.13#	Form of Severance Agreement with Senior Officers entered into June 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant's June 2006 10-Q).

10.14#	Form of Severance Agreement with Officers entered into June 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant's June 2006 10-Q).
10.15#	Form of Change-in-Control Agreement with Executive and Senior Officers entered into on June 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's June 2006 10-Q).
10.16#	Form of Change-in-Control Agreement with Officers entered into on June 15, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant's June 2006 10-Q).
10.17#	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2004).
10.18+
PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Registrant's September 2002 10-Q).
10.19
PlayStation® 2 Licensed Publisher Agreement, dated as of May 21, 2003 between Sony Computer Entertainment Korea Inc. and THQ Korea Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "June 2003 10-Q")).
10.20
PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Registrant's September 2003 10-Q).
10.21+
PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's December 2004 10-Q).
10.22*+	Global PlayStation 3 Format Licensed Publisher Agreement and North American Territory Rider, effective as of March 5, 2007 by and between Sony Computer Entertainment America Inc. and the Company.
10.23+
Xbox 360 Publisher License Agreement, dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).
10.24
Amendment to the Xbox 360 Publisher License Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).
10.25
Amendment to the Xbox 360 Publisher License Agreement, dated as of January 17, 2007, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on the March 2007 10-K).
10.26+
Microsoft Corporation Xbox™ Publisher License Agreement, dated as of March 20, 2001 between Microsoft Corporation and the Company (incorporated by reference to Exhibit 10.8 to the Registrant's September 2002 10-Q).
10.27
Amendment to the Xbox™ Publisher Licensing Agreement (Tiered Royalty Rate Structure and Xbox Platinum Hits Program), dated as of January 31, 2003 between Microsoft Licensing, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's June 200310-Q).

10.28
Term Extension to Xbox™ Publisher License Agreement, dated October 13, 2004 between the Company and Microsoft Licensing, GP (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 18, 2004).
10.29
Amendment to the Xbox™ Publisher Licensing Agreement (Platinum Hits Family Programs), dated as of March 15, 2004 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
10.30+
Amendment to Xbox™ Publisher License Agreement, effective as of March 1, 2005 and dated March 9, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.27 to the Registrant's March 2005 10-K).
10.31+
Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Registrant's September 2002 10-Q).
10.32
First Amendment to the Confidential License Agreement for Game Boy Advance, dated as of July 18, 2004 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.33+
Confidential License Agreement for Nintendo GameCube (Western Hemisphere), dated as of April 5, 2002 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Registrant's September 2002 10-Q).
10.34+
First Amendment to Confidential License Agreement for Nintendo GameCube, dated as of April 5, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.35+
Confidential License Agreement for the Nintendo DS handheld platform, dated as of January 25, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Registrant's March 2005 10-K).
10.36+
Confidential License Agreement for the Wii Console (Western Hemisphere), dated as of October 12, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2007).
10.37
Lease agreement dated December 22, 2004 between the Company, as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Registrant's December 2004 10-Q).
14	Code of Ethics for Executive Officers and Other Senior Financial Officers, as adopted May 27, 2004 (incorporated by reference from the Registrant's Form 10-K for the fiscal year ended March 31, 2006).
21*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Colin Slade, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Colin Slade, Chief Financial Officer and Chief Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

#
Management contract of compensatory plan or arrangement

+
Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 28, 2008	THQ INC.
	By:	/s/ Brian J. Farrell Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer
Dated: May 28, 2008	THQ INC.
	By:	/s/ Colin L. Slade Colin L. Slade, Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN J. FARRELL Brian J. Farrell	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 28, 2008
/s/ COLIN L. SLADE Colin L. Slade	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2008
/s/ LAWRENCE BURSTEIN Lawrence Burstein	Director	May 28, 2008
/s/ HENRY DENERO Henry DeNero	Director	May 28, 2008
/s/ BRIAN DOUGHERTY Brian Dougherty	Director	May 28, 2008
/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	Director	May 28, 2008
/s/ GARY RIESCHEL Gary Rieschel	Director	May 28, 2008
/s/ JAMES L. WHIMS James L. Whims	Director	May 28, 2008