Form 10-Q
period 2008-06-30
THQ INC
filed 2008-08-07
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of August 1, 2008 was approximately 66,739,687.

THQ INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,062	$247,820
Short-term investments	87,267	69,684
Cash, cash equivalents and short-term investments	282,329	317,504
Accounts receivable, net of allowances	37,368	112,843
Inventory	47,442	38,240
Licenses	43,892	47,182
Software development	188,641	155,821
Income taxes receivable	9,230	—
Prepaid expenses and other current assets	20,175	24,487
Total current assets	629,077	696,077
Property and equipment, net	47,787	50,465
Licenses, net of current portion	63,291	39,597
Software development, net of current portion	39,655	25,369
Income taxes receivable, net of current portion	15,597	16,116
Deferred income taxes	62,907	61,710
Goodwill	122,851	122,385
Long-term investments	49,281	52,599
Other long-term assets, net	17,925	20,002
TOTAL ASSETS	$1,048,371	$1,084,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,888	$61,700
Accrued and other current liabilities	212,992	202,102
Income taxes payable	—	6,504
Deferred income taxes	29,266	29,266
Total current liabilities	286,146	299,572
Other long-term liabilities	39,467	44,179
Commitments and contingencies (See Note 9)	—	—
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of June 30, 2008; 66,648,059 and 66,352,994 shares issued and outstanding as of June 30, 2008 and March 31, 2008, respectively	666	664
Additional paid-in capital	478,399	468,693
Accumulated other comprehensive income	26,899	27,194
Retained earnings	216,794	244,018
Total stockholders’ equity	722,758	740,569
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,048,371	$1,084,320

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2008	2007
Net sales	$137,578	$104,485
Cost and expenses:
Cost of sales – product costs	60,008	43,715
Cost of sales – software amortization and royalties	27,000	12,598
Cost of sales – license amortization and royalties	12,924	13,671
Cost of sales – venture partner expense	1,455	897
Product development	33,549	24,632
Selling and marketing	29,051	22,803
General and administrative	19,603	19,103
Total costs and expenses	183,590	137,419
Loss from continuing operations	(46,012)	(32,934)
Interest and other income, net	2,494	7,356
Loss from continuing operations before income taxes	(43,518)	(25,578)
Income taxes	(14,252)	(16,304)
Loss from continuing operations	(29,266)	(9,274)
Gain on sale of discontinued operations, net of tax	2,042	—
Net loss	$(27,224)	$(9,274)

Loss per share – basic:
Continuing operations	$(0.44)	$(0.14)
Discontinued operations	0.03	—
Loss per share – basic	$(0.41)	$(0.14)

Loss per share – diluted:
Continuing operations	$(0.44)	$(0.14)
Discontinued operations	0.03	—
Loss per share – diluted	$(0.41)	$(0.14)

Shares used in per share calculation — basic	66,553	66,928
Shares used in per share calculation — diluted	66,553	66,928

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(27,224)	$(9,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,959	4,217
Amortization of licenses and software development(1)	26,523	17,495
Gain on sale of discontinued operations	(2,042)	—
Loss on disposal of property and equipment	1,120	40
Amortization of interest and gain/(loss) on investments	318	—
Stock-based compensation(2)	4,322	6,032
Tax benefit related to stock-based awards	—	6,357
Excess tax benefit related to stock-based awards	—	(3,727)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	75,541	30,961
Inventory	(9,006)	(1,445)
Licenses	(30,111)	(1,231)
Software development	(61,984)	(58,352)
Prepaid expenses and other current assets	4,320	388
Accounts payable	(17,867)	(1,943)
Accrued and other liabilities	6,585	(19,886)
Income taxes	(15,222)	(3,932)
Net cash used in operating activities	(39,768)	(34,300)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	21,578	145,904
Purchases of available-for-sale investments	(37,768)	(150,886)
Other long-term assets	240	87
Acquisitions, net of cash acquired	(1,266)	(4,781)
Net proceeds from sale of discontinued operations	2,042	—
Purchases of property and equipment	(3,075)	(6,731)
Net cash used in investing activities	(18,249)	(16,407)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	4,292	7,867
Excess tax benefit related to stock-based awards	—	3,727
Net cash provided by financing activities	4,292	11,594
Effect of exchange rate changes on cash	967	1,318
Net decrease in cash and cash equivalents	(52,758)	(37,795)
Cash and cash equivalents — beginning of period	247,820	174,748
Cash and cash equivalents — end of period	$195,062	$136,953

Non-Cash investing activities:
Additional consideration accrued for Valusoft acquisition	$—	$1,800

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. (together with its subsidiaries, “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to licenses, software development, accounts receivable allowances, income taxes and stock-based compensation expense.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Fiscal Quarter.

The results of operations for the three months ended June 30, 2008 and 2007 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2008	13 weeks	June 28, 2008
Three months ended June 30, 2007	13 weeks	June 30, 2007

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

2.   Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of June 30, 2008 (in thousands).  All of our investment securities are classified as available-for-sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities	$79,399	$378	$(147)	$79,630
Corporate notes	7,954	—	(317)	7,637
Total short-term investments	87,353	378	(464)	87,267
Long-term investments:
Municipal securities (1)	45,178	—	(2,013)	43,165
Corporate securities(1)	6,700	—	(584)	6,116
Total long-term investments	51,878	—	(2,597)	49,281
Total investment securities	$139,231	$378	$(3,061)	$136,548

(1) The municipal securities and corporate securities included in the table above and classified as long-term are all auction rate securities with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2008 (in thousands).  All of our investment securities are classified as available-for-sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
U.S. agency securities	$3,501	$—	$—	$3,501
Municipal securities	58,381	527	—	58,908
Corporate notes	7,493	—	(218)	7,275
Total short-term investments	69,375	527	(218)	69,684
Long-term investments:
U.S. agency securities	—	—	—	—
Municipal securities (1)	47,185	—	(1,176)	46,009
Corporate securities(1)	6,800	—	(210)	6,590
Total long-term investments	53,985	—	(1,386)	52,599
Total investment securities	$123,360	$527	$(1,604)	$122,283

As of June 30, 2008 we had approximately $49.3 million of auction rate securities (“ARS”) classified as long-term available-for-sale securities.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

The following table summarizes the gross unrealized losses and fair value of our investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008 (in thousands):

	Unrealized Losses Less		Unrealized Losses 12
	Than 12 Months		Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Short-term investments:
Municipal securities	$79,630	$(147)	$—	$—	$79,630	$(147)
Corporate notes	7,637	(317)	—	—	7,637	(317)
Total short-term investments	87,267	(464)	—	—	87,267	(464)
Long-term investments:
Municipal securities(1)	43,165	(2,013)	—	—	43,165	(2,013)
Corporate securities(1)	6,116	(584)	—	—	6,116	(584)
Total long-term investments	49,281	(2,597)	—	—	49,281	(2,597)
Total investment securities	$136,548	$(3,061)	$—	$—	$136,548	$(3,061)

(1) The municipal securities and corporate securities included in the table above and classified as long-term are all auction rate securities with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

The gross unrealized losses on our short-term investments in the above tables were primarily caused by a decrease in the fair value of the investments as a result of an increase in interest rates.

During the three months ended June 30, 2008 and 2007, there were no realized gains or (losses) from sales of available-for-sale securities.  In addition to the net unrealized loss of approximately $1.6 million during the three months ended June 30, 2008 from our investment securities, we had a pre-tax unrealized holding loss on our investment in Yuke’s Co., Ltd.

(“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 7 – Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our investment securities, classified by stated maturity as of June 30, 2008 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$48,136	$48,115
Due after one year through two years	39,217	39,152
Total short-term investments	87,353	87,267
Long-term investments:
Due after one year through five years	500	500
Due after five years through ten years	—	—
Due after ten years	51,378	48,781
Total long-term investments	51,878	49,281
Total investment securities	$139,231	$136,548

Fair Value

Effective April 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”).  In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010.  Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and liabilities only.

FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  We used the following methods and assumptions to estimate the fair value of the investment securities included in the tables above:

•      Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  As required by FAS 157, we do not adjust the quoted prices for these investments.

•      Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•      Level 3 – We used a discounted cash flow analysis using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as discussed further below.

The adoption of FAS 157 did not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$96,510	$—	$—	$96,510
Short-term investments:
Municipal securities	3,082	76,548	—	79,630
Corporate securities	4,864	1,033	1,740	7,637
Long-term investments:
Municipal securities	—	—	43,165	43,165
Corporate securities	—	—	6,116	6,116
Investment in Yuke’s	6,200	—	—	6,200
Total	$110,656	$77,581	$51,021	$239,258

Level 3 assets consist almost entirely of ARS, the majority of which are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.  We historically invested in these securities for short periods of time as part of our cash management program.  However, the recent uncertainty in the credit markets has prevented us and other investors from selling our securities.  As such, we classified these investments as long-term as of June 30, 2008 to reflect the current lack of liquidity of these securities.  We currently have the ability and intent to hold these ARS until the auction process recovers.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on the ARS according to their terms.  The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2008:

Level 3 Fair Value Measurements
Balance at March 31, 2008	$54,419
Total gains or (losses) (realized/unrealized):
Included in earnings	(2)
Included in accumulated other comprehensive income	(1,291)
Purchases, sales, issuances and settlements, net	(2,105)
Transfers in/out of Level 3	—
Balance at June 30, 2008	$51,021

We have estimated the fair value of these investments using a discounted cash flow analysis which considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, and iii) current market rates.  Based on this analysis, as of June 30, 2008 we recorded a temporary impairment of approximately $2.6 million related to our ARS in accumulated other comprehensive income in our condensed consolidated balance sheet.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.

Financial Instruments.  As of June 30, 2008 and March 31, 2008, we had foreign exchange forward contracts in the notional amount of $46.5 million and $97.0 million, respectively, with a fair value that approximates zero at both June 30, 2008, and March 31, 2008.  We estimate the fair value of these contracts using inputs obtained in quoted public markets.  The net gain realized from foreign currency contracts during the three months ended June 30, 2008 and 2007 was $0.4 million and $0.9 million, respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis.  The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales – license amortization and royalties, capitalized license costs when we estimate such amounts are not recoverable.

Licenses are expensed to cost of sales – license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license.  When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales – license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales – license amortization and royalties expense may be larger than anticipated in any given quarter.  As of June 30, 2008, the net carrying value of our licenses was $107.2 million.  If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

4.   Software Development

We utilize both internal development teams and third-party software developers to develop our software.  We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“FAS 86”).  We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future revenues.  We evaluate technological feasibility on a product-by-product basis.  For products where proven game engine technology exists, this may occur early in the development cycle.  Amounts related to software development for which technological feasibility is not yet met are charged as incurred to product development expense in our condensed consolidated statements of operations.  We also capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams.

On a quarterly basis, we compare our unamortized software development costs to net realizable value, on a product-by-product basis.  The amount by which any unamortized software development costs exceed their net realizable value is charged to cost of sales – software amortization and royalties.  The net realizable value is the estimated future net revenues from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and advertising.

Commencing upon product release, capitalized software development costs are amortized to cost of sales – software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales – software amortization and royalties may be larger than anticipated in any given quarter.  As of June 30, 2008, the net carrying value of our software development was $228.3 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products.  Any additional compensation earned beyond the milestone payments is expensed to cost of sales – software amortization and royalties as earned.

5.   Goodwill

The changes in the carrying amount of goodwill for the three months ended June 30, 2008 are as follows (in thousands):

Balance at March 31, 2008	$122,385
Purchase accounting adjustments	250
Effect of foreign currency exchange rates and other	216
Balance at June 30, 2008	$122,851

6.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets.  Other intangible assets are as follows (in thousands):

		June 30, 2008			March 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-4 years	$3,505	$(808)	$2,697	$3,504	$(562)	$2,942

Trade names	3-10 years	2,843	(760)	2,083	2,844	(673)	2,171

Non-compete / Employment contracts	1.5-6.5 years	1,982	(1,048)	934	2,383	(1,127)	1,256
Total other intangible assets		$8,330	$(2,616)	$5,714	$8,731	$(2,362)	$6,369

Amortization of other intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years, and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2009	$1,289
2010	1,562
2011	1,263
2012	660
2013	212
Thereafter	728
$5,714

7.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer. We own less than a 20% interest in Yuke’s, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. For the three months ended June 30, 2008 and 2007 the pre-tax unrealized holding loss related to our investment in Yuke’s was approximately $0.9 million and $0.3 million, respectively.  As of June 30, 2008, the inception-to-date unrealized holding gain on our investment in Yuke’s was $3.0 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of June 30, 2008 and March 31, 2008 are as follows (in thousands):

	June 30, 2008	March 31, 2008
Investment in Yuke’s	$6,200	$7,080
Other intangible assets (see Note 6)	5,714	6,369
Other	6,011	6,553
Total other long-term assets	$17,925	$20,002

8.   Balance Sheet Details

Inventory.  Inventory at June 30, 2008 and March 31, 2008 consists of the following (in thousands):

	June 30,	March 31,
	2008	2008
Components	$1,812	$1,849
Finished goods	45,630	36,391
Inventory	$47,442	$38,240

Property and Equipment, net.  Property and equipment, net at June 30, 2008 and March 31, 2008 consists of the following (in thousands):

	Useful	June 30,	March 31,
	Lives	2008	2008
Building	30 yrs	$729	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	65,845	63,646
Furniture, fixtures and equipment	5 yrs	9,326	9,476
Leasehold improvements	3-6 yrs	15,137	15,715
Automobiles	2-5 yrs	109	105
		91,547	90,073
Less: accumulated depreciation		(43,760)	(39,608)
Property and equipment, net		$47,787	$50,465

Depreciation expense associated with property and equipment amounted to $4.7 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at June 30, 2008 and March 31, 2008 consist of the following (in thousands):

	June 30,	March 31,
	2008	2008
Accrued liabilities	$32,164	$39,876
Accrued compensation	41,293	39,939
Accrued venture partner expense	39,207	37,809
Deferred revenue, net – packaged software product	14,322	30,864
Accrued third-party software developer milestones	27,170	10,594
Accrued royalties	58,836	43,020
Accrued and other current liabilities	$212,992	$202,102

Deferred revenues, net – packaged software product, consists of net sales from packaged software products bundled with online services considered to be more-than-inconsequential to the software product.  Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.  At June 30, 2008 the deferred costs related to this deferred revenue were $10.1 million and are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

Other Long-Term Liabilities.  Other long-term liabilities at June 30, 2008 and March 31, 2008 consist of the following (in thousands):

	June 30,	March 31,
	2008	2008
Accrued royalties	$29,703	$35,004
Unrecognized tax benefits and related interest	5,461	5,461
Accrued liabilities	4,303	3,714
Other long-term liabilities	$39,467	$44,179

9.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2008 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2009	$108,349	$13,698	$12,841	$30,898	$4,294	$170,080
2010	28,282	16,321	16,269	—	1,919	62,791
2011	44,038	8,532	14,976	—	—	67,546
2012	850	1,547	12,745	—	—	15,142
2013	600	1,547	9,353	—	—	11,500
Thereafter	500	1,160	18,067	—	—	19,727
	$182,619	$42,805	$84,251	$30,898	$6,213	$346,786

(1)   Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2008 are approximately $182.6 million.  License/software development commitments in the table above include $70.6 million of commitments to licensors that are included in our condensed consolidated balance sheet as of June 30, 2008 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)   Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)   Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)   Letters of Credit.  As of June 30, 2008, we had outstanding letters of credit of approximately $30.9 million.  On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products.  We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)   Other.  In fiscal 2008 and 2009 we entered into various international distribution agreements with two year terms.  Pursuant to the terms of these agreements, we had purchase commitments of approximately $3.5 million as of June 30, 2008, of which approximately $1.1 million is included in current liabilities in our June 30, 2008 condensed consolidated balance sheet and included in the table above.

Pursuant to the terms of our acquisitions of Universomo, Big Huge Games and Elephant Entertainment combined, there is additional consideration of $2.7 million included in accrued and other current liabilities in our June 30, 2008 condensed consolidated balance sheet and included in the table above.  In addition, we may have to pay additional consideration of $1.9 million in cash (contractually denominated as 1.2 million Euros) and $4.7 million in stock in future years if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreement.

(6)   We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  As of June 30, 2008 we had $11.5 million of unrecognized tax benefits.  See “Note 12 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Indemnity Agreements.   We have entered into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer, to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of their service as members of our Board of Directors, Chief Executive Officer or as Chief Financial Officer.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnities in the event of an indemnification request.

Legal Proceedings

WWE related Lawsuits.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), us,  THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On December 21, 2007, the Court dismissed the federal RICO claims, and denied a motion by WWE to reconsider the Court’s March 2006 order dismissing WWE’s antitrust claims.  The Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE has appealed the Court’s rulings, and the appeal is pending in the Second Circuit Court of Appeals.  The appeal is currently in abeyance, and there is currently no briefing schedule or timetable for resolution of the appeal.

On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that our agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.  The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages.  At a hearing on May 8, 2007, the Court granted WWE’s request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action, including our CEO, Brian Farrell.  Following the dismissal without prejudice of WWE’s lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted.  The claims now pending in this action are a combination of the earlier claims relating to the Yuke’s agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York.  We and JAKKS have filed motions to strike the complaint by WWE and motions for summary judgment.  These motions have been briefed and argued and are currently awaiting the Court’s decision.  On June 26, 2008, WWE moved to consolidate the case with another action also pending in Connecticut state court, Stanley Shenker & Associates, Inc. v. World Wrestling Federation Entertainment, Inc.  Oppositions to that motion were due July 18, 2008.  Discovery in this action is scheduled to be completed by June 2009, and the case is to be ready for trial by May 1, 2010.  On July 1, 2008, we filed a cross-complaint against JAKKS, alleging that, if WWE’s allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.  However, in light of the early status of this litigation, we cannot estimate a possible loss, if any. Games we develop based upon our WWE videogame license contributed to approximately 25% of our net sales in fiscal 2008, up from approximately 15% of our net sales in fiscal 2007 and 2006. The loss of the WWE license could have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute.  Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period.  Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate.  However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement.  On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District.  At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied a request by JAKKS for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. We and JAKKS have now agreed upon a potential arbitrator in this matter, and have submitted a stipulation and proposed order with the Court to appoint such arbitrator in this dispute  We are currently awaiting the Court’s signed order.

Since we have been accruing the preferred payment to JAKKS, since July 1, 2006, at the previous rate, we do not expect the resolution of this dispute to have a material adverse impact on our results of operations; however, payment to JAKKS of the accrued amount, or another amount as determined by the arbitrator, could have a negative impact upon our financial position or operating cash flow.

With respect to our other legal proceedings, there have been no material changes to the disclosures contained in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under “Legal Proceedings,” as of the date hereof, except for the following:

Lawsuits related to our historical stock option granting practices.  Kukor and Ramsey v. Haller, et. Al.  The case has been continued by the Court.  No trial date has yet been set.  No discovery has been conducted, nor can it be conducted absent further court order.

Other.  We are also involved in additional routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (SARs), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of June 30, 2008, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 6,000,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit.  As of June 30, 2008, we had 1,998,773 shares under the LTIP available for grant.  On July 31, 2008, THQ’s stockholders approved an amendment to the LTIP to increase the total number of shares of THQ common stock available for issuance by 5,500,000 shares.

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

•                  Deferred Stock Units (“DSUs”) granted to our non-employee directors under the LTIP vest immediately, however, may not be paid to a director until thirteen (13) months after the date of grant.

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

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan (“ESPP”). Under the ESPP, as of June 30, 2008, up to 500,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an “Offering Period”).  The first business day of each Offering Period is referred to as the “Offering Date.”  The last business day of each Offering Period is referred to as the “Purchase Date”. Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period. As of June 30, 2008, we had 195,121 shares available for issuance under the ESPP. On July 31, 2008, THQ’s stockholders approved an amendment to the ESPP to increase the total number of shares of THQ common stock reserved for issuance by 500,000 shares.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs, RSUs and ESPP options. Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU, DSU and RSU awards.

For the three months ended June 30, 2008 and 2007, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Cost of sales – software amortization and royalties	$576	$1,766
Product development	1,148	1,037
Selling and marketing	815	715
General and administrative	1,783	2,509
Stock-based compensation expense before income taxes	4,322	6,027
Income tax benefit	(1,119)	(2,921)
Total stock-based compensation expense after income taxes	$3,203	$3,106

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in “Note 4 – Software Development.”  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2008	$2,802
Stock-based compensation expense capitalized during the period	1,660
Amortization of capitalized stock-based compensation expense	(576)
Balance at June 30, 2008	$3,886

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three months ended June 30, 2008 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the three months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected lives of options is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended June 30,
Stock Option Grants	2008	2007
Dividend yield	—%	—%
Anticipated volatility	38%	36%
Weighted-average risk-free interest rate	2.5%	4.7%
Expected lives	3.0 years	3.5 years

A summary of our stock option activity for the three months ended June 30, 2008, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2008	8,117	$22.10
Granted	1,027	$18.87
Exercised	(295)	$14.55
Forfeited/expired/cancelled	(258)	$26.04
Outstanding at June 30, 2008	8,591	$21.86	3.0	$12,993
Vested and expected to vest	7,782	$21.62	3.0	$12,799
Exercisable at June 30, 2008	3,953	$19.46	1.9	$11,330

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at June 30, 2008. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at June 30, 2008. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2008, and 2007 was $2.1 million and $8.6 million, respectively.

The weighted-average grant-date fair value per share of options granted during the three months ended June 30, 2008 and 2007 was $5.37 and $10.89, respectively.

A summary of the status of our nonvested shares as of June 30, 2008 and changes during the three months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2008	612	$22.16
Granted	285	$19.93
Vested	—	$—
Forfeited/cancelled	(11)	$18.70
Nonvested shares at June 30, 2008	886	$21.48

The unrecognized compensation cost that we expect to recognize related to our nonvested stock-based awards at June 30, 2008, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at June 30, 2008	Weighted- Average Period (in years)
Stock options	$22,788	1.5
Nonvested shares	12,661	3.3
ESPP	372	0.2
	$35,821

Cash received from exercises of stock options for the three months ended June 30, 2008 and 2007 was $4.3 million and $7.9 million, respectively. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $0.4 million and $6.6 million for the three months ended June 30, 2008 and 2007, respectively.

The fair value of all our stock-based awards that vested during the three months ended June 30, 2008 and 2007 was $6.3 million and $7.7 million, respectively.

Non-Employee Stock Warrants.   In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual properties. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the three months ended June 30, 2008 and 2007.

At June 30, 2008 and 2007, we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32.

In accordance with the Emerging Issues Task Force’s (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For each of the three months ended June 30, 2008 and 2007, $0.1 million was amortized and included in cost of sales – license amortization and royalties expense.

11. Capital Stock Transactions

As of March 31, 2008 we had $28.6 million authorized and available for repurchases of our common stock. During the three months ended June 30, 2008, we did not repurchase any shares of our common stock. There is no expiration date for the authorized repurchases.

12. Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  The projected effective tax rate of 35% for 2009 does not differ from the U.S. statutory rate.  The rate for the full fiscal year 2008 was higher than the expected full fiscal year 2009 rate. The full fiscal year 2008 was higher due to the realization of unrecognized benefits related to the conclusion of a tax audit which added to the tax benefits associated with the full fiscal year 2008 pre tax loss.

As of April 1, 2008, we had $11.6 million in unrecognized tax benefits, of which $5.0 million would impact our tax rate if recognized.  As of June 30, 2008, we had $11.5 million in unrecognized tax benefits, of which $4.8 million would impact our tax rate if recognized.

The unrecognized tax benefits at June 30, 2008 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Germany, France, Italy, Switzerland, Australia, United Kingdom, Denmark, Spain, Singapore, Japan, and Korea.  Our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  With a few immaterial exceptions, we are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under audit for years 2005-2007 by the Internal Revenue Service. Our French subsidiary is currently under audit for years 2004-2007.   Management believes that its accrual for tax liabilities is adequate for all open audit years.

We do not anticipate the recognition of any unrecognized tax benefits within the next 12 months.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of June 30, 2008, we had accrued $0.6 million for interest and zero for the potential payment of penalties.

13. Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP. Effective April 1, 2006, we adopted FAS 123R using the modified prospective transition method (see “Note 10 – Stock-based Compensation” for further disclosure of our stock-based compensation plans and our adoption of FAS 123R). In applying the treasury stock method in determining our dilutive potential common shares, assumed proceeds from dilutive weighted average outstanding options as of June 30, 2008 and 2007 include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FAS 123R. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2008	2007
Net loss used to compute basic and diluted loss per share	$(27,224)	$(9,274)
Weighted-average number of shares outstanding — basic	66,553	66,928
Dilutive effect of potential common shares	—	—
Number of shares used to compute loss per share — diluted	66,553	66,928

As a result of our net loss for the three months ended June 30, 2008 and 2007, the following potential common shares have been excluded from the computation of diluted loss per share as their inclusion would have been antidilutive (in thousands):

	For the Three Months Ended June 30,
	2008	2007
Potential common shares	6,628	3,818

14. Comprehensive Loss

The table below presents the components of our comprehensive loss for the three months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended June 30,
	2008	2007
Net loss	$(27,224)	$(9,274)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,257	2,823
Unrealized loss on investments, net of tax of $933 and $108, respectively	(1,552)	(261)
Other comprehensive income (loss)	(295)	2,562
Comprehensive loss	$(27,519)	$(6,712)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our net sales and total assets for the three months ended June 30, 2008 and 2007 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2008
Net sales to unaffiliated customers	$74,850	$49,890	$12,838	$137,578
Total assets	876,700	139,453	32,218	1,048,371

Three months ended June 30, 2007
Net sales to unaffiliated customers	$66,093	$25,406	$12,986	$104,485
Total assets	887,314	94,132	26,963	1,008,409

Information about THQ’s net sales by platform for the three months ended June 30, 2008 and 2007 is presented below (in thousands):

	Three Months Ended June 30,
Platform	2008	2007
Consoles
Microsoft Xbox 360	$20,129	$10,347
Microsoft Xbox	—	1,395
Nintendo Wii	23,304	6,324
Nintendo GameCube	53	4,173
Sony PlayStation 3	6,653	—
Sony PlayStation 2	19,852	25,588
	69,991	47,827
Handheld
Nintendo Dual Screen	27,290	17,624
Nintendo Game Boy Advance	1,619	8,318
Sony PlayStation Portable	10,380	7,880
Wireless	5,147	4,374
	44,436	38,196

PC	23,151	18,064
Other	—	398
Total Net Sales	$137,578	$104,485

16. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. The statement provisions effective as of April 1, 2008, did not have a material effect on our results of operations, financial position, or cash flows. We are evaluating the impact, if any, the adoption of the remaining provisions will have on our results of operations, financial position or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2010. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will be our third quarter of fiscal year 2009. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In June 2007, the FASB ratified the EITF consensus conclusion on EITF 07-3, “Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development” (“EITF 07-3”). EITF 07-3 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 requires prospective application for new contracts entered into after the effective date. We adopted this statement on April 1, 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, which is our fiscal 2010 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our results of operations, financial position or cash flows.

In June 2008, the FASB ratified the EITF consensus on EITF Issue No. 07-5, “Determining whether an instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”) that discusses the determination of whether an instrument is indexed to an entity’s own stock. The guidance of this issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this issue is initially applied. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

17. Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”). As of June 30, 2008 we received approximately $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the three months ended June 30, 2008. The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations. Pursuant to the Minick sale agreement, no additional consideration is outstanding as of June 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements regarding industry prospects and future results of operations or financial position. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management’s current beliefs and certain assumptions made by management.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, business, competitive, economic, legal, political and technological factors affecting our industry, operations, markets, products or pricing. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see “Part II - Item 1A. Risk Factors.”

All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.  Most of the properties and titles referred to in this Quarterly Report are subject to trademark protection.

Overview

The following is a discussion of our operating results, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and our Quarterly report on Form 10-Q for the quarter ended June 30, 2007.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•      Home video game consoles such as Microsoft Xbox 360, Microsoft Xbox, Nintendo Wii, Nintendo GameCube, Sony PlayStation 3 and Sony PlayStation 2;

•      Handheld platforms such as Nintendo DS, Nintendo Game Boy Advance, PSP (PlayStation Portable), wireless devices; and

•      Personal computers.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes the Disney•Pixar properties Finding Nemo, The Incredibles, Cars, Ratatouille and WALL•E; World Wrestling Entertainment; Nickelodeon properties such as SpongeBob SquarePants, Avatar, and Nicktoons; Bratz; Warhammer 40,000; and the Ultimate Fighting Championship; as well as others.  We also have licenses to create wireless products based on Disney•Pixar’s Ratatouille and WALL•E as well as Star Wars and major sports leagues.  In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, de Blob, Frontlines, MX vs. ATV, Red Faction and Saints Row.

Overview of Financial Results for the Three Months Ended June 30, 2008

Our net loss from continuing operations for the three months ended June 30, 2008 was $29.3 million, or $0.44 per diluted share, compared to a net loss of $9.3 million, or $0.14 per diluted share, for the three months ended June 30, 2007.  Our net loss for the three months ended June 30, 2008 was $27.2 million, or $0.41 per diluted share, and included a $2.1 million gain on sale of discontinued operations.  Our net loss for the three months ended June 30, 2008 includes $4.3 million, or $0.06 per diluted share, of stock-based compensation expense, net of related tax benefits.  Our net loss for the three months ended June 30, 2007 includes: i) $3.1 million, or $0.05 per diluted share, of stock-based compensation expense, net of related tax benefits and ii) $6.5 million or $0.10 per diluted share of previously unrecognized tax benefits related to prior years.

Our profitability is dependent upon revenues from the sales of our video games.  Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Net sales in the three months ended June 30, 2008 increased 32% from the same period last fiscal year, to $137.6 million from $104.5 million.  The increase in our net sales was primarily due to increased sales of our catalog titles, including WWE SmackDown vs. Raw 2008 and MX vs. ATV Untamed, recognition of previously deferred revenue for Frontlines: Fuel of War and sales of our new releases in the three months ended June 30, 2008; Big Beach Sports, Battle of the Bands and WALL•E as compared to the release of only Ratatouille in the same period last fiscal year.

Costs and expenses increased by 34% in the three months ended June 30, 2008, to $183.6 million from $137.4 million in the three months ended June 30, 2007.  The increase in costs and expenses in the three months ended June 30, 2008 was primarily due to the increase in product costs, an increase in software amortization and royalties expense and an increase in product development expense.

Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses. Cash used in operations was $39.8 million in the three months ended June 30, 2008, as compared to $34.3 million in the three months ended June 30, 2007.  The increase in cash used in operations was primarily a result of the increase in our net loss for the three months ended June 30, 2008 as compared to the same period last fiscal year as well as an increase in our prepaid license spending, partially offset by a decrease in accounts receivables.

The interactive entertainment software market is highly seasonal.  Sales are typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the holiday buying season.

Trends Affecting Our Business

Although our revenues increased in the three months ended June 30, 2008 as compared to the same period last fiscal year, our costs and expenses significantly outpaced our revenue growth and thus we were not able to increase the profitability of our business.  The increased revenues, as well as the increased costs and expenses, are related to the following significant trends that affect our business:

Development Costs.  The current generation consoles have increased functionality (e.g. realistic environments and artificial intelligence) over their legacy counterparts.  The increased functionality delivers a more exciting gaming experience but adds complexity to the development of video games for these new consoles.  This complexity increases the overall cost to develop these games and accordingly, during fiscal 2009, we expect our software development costs to increase as we develop more games for these new consoles.

Products.  In order to increase revenues while facing higher development costs, we believe it is increasingly important in our industry to have a robust and diversified product portfolio.  The success of our product portfolio relative to our competition is a principle driver of our continued success.  In recent years, we have focused our efforts on growing revenues from both our owned intellectual properties and our licensed brands.  The increase in revenues in the three months ended June 30, 2008 as compared to the same period last fiscal year was attributable to sales of games from our diverse product portfolio, including licensed games such as WALL•E and WWE SmackDown vs. Raw 2008, as well as owned intellectual properties such as MX vs. ATV Untamed and Big Beach Sports.

International growth.Over the past few years, sales of video games outside of the United States have grown significantly.  In the three months ended June 30, 2008, international net sales increased 63% to $62.7 million, from $38.4 million in the three months ended June 30, 2007. The international installed base of video game platforms continues to increase, and we are focused on expanding our international presence by identifying territories where we see opportunity and establishing a direct sales presence to seize such opportunities. In addition to our sales force presence, we are focused on releasing and aggressively marketing titles with international appeal.  We continue to evaluate new business opportunities in emerging markets in Europe, South America and Asia.

Additional information on our strategy and prospective business trends is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under the caption “Critical Accounting Estimates.”

Results of Operations - Comparison of the Three Months Ended June 30, 2008 and 2007

Net Sales

In the three months ended June 30, 2008 and 2007, we recognized net sales of $137.6 million and $104.5 million, respectively.  We derive revenue principally from (1) sales of packaged interactive software games designed for play on video game consoles (such as the Xbox 360, Wii, PlayStation 3 and PlayStation 2), personal computers and handheld devices (such as the DualScreen, Game Boy Advance and PlayStation Portable), (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.

Net sales for the three months ended June 30, 2008, includes deferred revenue from the sale of a title with significant online functionality.  The remaining deferred revenue related to this title is included within accrued and other current liabilities in our condensed consolidated balance sheets.  We are recognizing revenue from the sale of this title over an estimated service period of six months, which began the month after shipment.   We also defer costs related to this title, which are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

The following table details our net sales by territory for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2008		2007		(Decrease)	Change
North America	$74,850	54.4%	$66,093	63.3%	$8,757	13.2%

Europe	49,890	36.3%	25,406	24.3%	24,484	96.4%
Asia Pacific	12,838	9.3%	12,986	12.4%	(148)	(1.1)%
International	62,728	45.6%	38,392	36.7%	24,336	63.4%
Consolidated net sales	$137,578	100.0%	$104,485	100.0%	$33,093	31.7%

North America

For the three months ended June 30, 2008 net sales in North America were primarily driven by sales of our catalog titles, including the recognition of previously deferred revenue for Frontlines: Fuel of War and sales of MX vs. ATV Untamed, as well as sales of our current quarter North American release of WALL•E.  Net sales increased $8.8 million, or 13% in the three months ended June 30, 2008 as compared to the same period last fiscal year.  The increase was primarily due to an increase in sales of catalog titles in the three months ended June 30, 2008 as compared to the same period last fiscal year.

Europe

For the three months ended June 30, 2008, net sales in Europe were primarily driven by sales of our catalog titles, including the recognition of previously deferred revenue for Frontlines: Fuel of War and sales of WWE SmackDown vs. Raw 2008.  Net sales increased $24.5 million, or 96% in the three months ended June 30, 2008 as compared to the same period last fiscal year.  The increase was primarily due to an increase in sales of catalog titles in the three months ended June 30, 2008 as compared to the same period last fiscal year.  Also contributing to the increase in the three months ended June 30, 2008 was the release of Big Beach Sports and Battle of the Bands with no comparable releases in the same period last fiscal year.  We estimate that changes in foreign currency rates increased reported net sales in Europe by approximately $4.7 million in the three months ended June 30, 2008, as compared to the same period last fiscal year.  Excluding the impacts of foreign exchange rates, net sales in Europe increased by $19.8 million in the three months ended June 30, 2008 as compared to the same period last fiscal year.

Asia Pacific

For the three months ended June 30, 2008, net sales in Asia Pacific were primarily driven by the recognition of previously deferred revenue for Frontlines: Fuel of War, sales of WWE SmackDown vs. Raw 2008 and sales of MX vs. ATV Untamed.  Net sales in Asia Pacific for the three months ended June 30, 2008 and 2007 were relatively flat at approximately $13.0 million.  In the three months ended June 30, 2008, Asia Pacific had a decrease in sales of catalog titles as compared to the same period last fiscal year.  The decrease was partially offset by an increase in sales of current quarter releases, led by Big Beach Sports and Battle of the Bands with no comparable releases in the same period last fiscal year.  We estimate that changes in foreign currency rates increased reported net sales in Asia Pacific by approximately $1.5 million in the three months ended June 30, 2008, as compared to the same period last fiscal year.  Excluding the impacts of foreign exchange rates, net sales in Asia Pacific decreased by $1.6 million in the three months ended June 30, 2008 as compared to the same period last fiscal year.

We expect net sales in Europe and Asia Pacific to represent approximately 50% of total net sales in fiscal 2009, as we continue to publish our portfolio of globally-appealing products through our global network of direct sales offices and continue our expansion efforts, especially in Asia.

Costs and Expenses, Interest and Other Income, Income Taxes and Discontinued Operations

Costs and expenses increased by $46.2 million, or 34%, in the three months ended June 30, 2008, as compared to the same period last fiscal year; this increase was primarily due to the increase in product costs, an increase in software amortization and royalties expense and an increase in product development expense.

Cost of Sales – Product Costs (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$60,008	43.6%	$43,715	41.8%	37.3%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were higher by 1.8 points for the three months ended June 30, 2008 as compared to the same period last fiscal year.  The increase was primarily due to a shift in our product mix toward lower priced Wii titles in the three months ended June 30, 2008, as compared to the same period last fiscal year.  In addition, there was a minor impact due to a higher rate of sales returns and allowances and slightly higher product costs in the three months ended June 30, 2008, as compared to the same period last fiscal year.

Cost of Sales – Software Amortization and Royalties (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$27,000	19.6%	$12,598	12.1%	114.3%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  For the three months ended June 30, 2008, software amortization and royalties, as a percentage of net sales, increased 7.5 points as compared to the same period last fiscal year.  The increase was primarily due to higher amortization rates from higher development costs.

Cost of Sales – License Amortization and Royalties (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$12,924	9.4%	$13,671	13.1%	(5.5)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  For the three months ended June 30, 2008, license amortization and royalties, as a percentage of net sales, decreased by 3.7 points as compared to the same period last fiscal year.  The decrease in the three months ended June 30, 2008 as compared to the same period last fiscal year was primarily due to a greater mix of sales from titles based on our owned intellectual properties, which have no license amortization and royalties expense.

Cost of Sales – Venture Partner Expense (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$1,455	1.1%	$897	0.9%	62.2%

Venture partner expense is related to the license agreement that the THQ/JAKKS Pacific joint venture, comprised of THQ and JAKKS Pacific, Inc. (“JAKKS”), has with the WWE, under which our role is to develop, manufacture, distribute, market and sell WWE video games.  For the three months ended June 30, 2008, venture partner expense increased by $0.6 million, as compared to the same period last fiscal year.  The increase was due to an overall increase in net sales of games based upon the WWE license.  We have not paid these amounts to JAKKS; see “Part II – Item 1 – Legal Proceedings” for information regarding our venture partner agreement.

Product Development (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$33,549	24.4%	$24,632	23.6%	36.2%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense increased by $8.9 million for the three months ended June 30, 2008, as compared to the same period last fiscal year.  The increase was primarily due to overall increased product development efforts to support future growth, including increased internal development costs.

Selling and Marketing (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$29,051	21.1%	$22,803	21.8%	27.4%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three months ended June 30, 2008, selling and marketing expenses increased by $6.2 million as compared to the same period last fiscal year.  The increase in selling and marketing expenses on a dollar basis was primarily due to the following:

•                  promotional efforts to support the launch of two of our owned intellectual properties Battle of the Bands and Big Beach Sports in the three months ended June 30, 2008, with no comparable promotional efforts in the same period last fiscal year, and

•                  an increase in selling and marketing spend to support upcoming fiscal 2009 releases, including Saints Row 2 and Red Faction: Guerilla.

General and Administrative (in thousands)

Three Months Ended June 30, 2008	% of net sales	Three Months Ended June 30, 2007	% of net sales	% change
$19,603	14.2%	$19,103	18.3%	2.6%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses increased slightly during the three months ended June 30, 2008 by $0.5 million, as compared to the same period last fiscal year.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency.  Interest and other income, net decreased by $4.9 million in the three months ended June 30, 2008 as compared to same period last fiscal year. The decrease was due to foreign currency transaction losses in the three months ended June 30, 2008 as compared to foreign currency transaction gains in the same period last fiscal year and lower average yields on lower average investment balances in the three months ended June 30, 2008 as compared to the same period last fiscal year.

Income Taxes

The effective tax rate for the three months ended June 30, 2008 and 2007 was 33% and 64%, respectively.  Excluding the impact of first quarter discrete items, the effective tax rate would have been 34%.  This rate was lower than the same period last fiscal year primarily due to the favorable resolution of our U.S. Federal income tax examinations.

Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of June 30, 2008 we received approximately $20.6 million in cash from the sale of Minick and we recognized a gain of $2.1 million in the three months ended June 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration is outstanding as of June 30, 2008.

Liquidity and Capital Resources

(In thousands)	June 30, 2008	March 31, 2008	Change
Cash and cash equivalents	$195,062	$247,820	$(52,758)
Short-term investments	87,267	69,684	17,583
Cash, cash equivalents and short-term investments	$282,329	$317,504	$(35,175)

Percentage of total assets	27%	29%

	Three Months Ended June 30,
(In thousands)	2008	2007	Change
Cash used in operating activities	$(39,768)	$(34,300)	$(5,468)
Cash used in investing activities	(18,249)	(16,407)	(1,842)
Cash provided by financing activities	4,292	11,594	(7,302)
Effect of exchange rate changes on cash	967	1,318	(351)
Net decrease in cash and cash equivalents	$(52,758)	$(37,795)	$(14,963)

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

Cash used in operating activities increased by approximately $5.5 million for the three months ended June 30, 2008 as compared to the same period last fiscal year.  The increase in cash used was primarily a result of the increase in our net loss for the three months ended June 30, 2008 as compared to the same period last fiscal year as well as an increase in our prepaid license spending, partially offset by a decrease in accounts receivables.

Although we expect to generate profit in fiscal 2009, we expect to generate negative operating cash flow for the full fiscal year.  This is primarily due to increased spending in capitalized software and the timing of large license and other payments, such as payments to DreamWorks Animation and Marvel Entertainment pursuant to the recent license agreements entered into with each company.

Cash Flow from Investing Activities.  Cash used in investing activities increased by approximately $1.8 million for the three months ended June 30, 2008, as compared to the same period last fiscal year.  The increase in cash used was primarily due to movement between our available-for-sale investments and our cash balances, partially offset by lower purchases of property and equipment and a decrease in acquisition related activity.

Cash Flow from Financing Activities.  Cash provided by financing activities decreased by approximately $7.3 million for the three months ended June 30, 2008, as compared to the same period last fiscal year.  The decrease in cash provided was primarily due to lower proceeds received from issuance of common stock to employees and a decrease in the excess tax benefit related to stock-based awards.

Key Balance Sheet Accounts

As of June 30, 2008, our total current assets were $629.1 million, down from $696.1 million at March 31, 2008. Current assets consist primarily of:

Accounts Receivable.  Accounts receivable decreased by $75.4 million from $112.8 million at March 31, 2008 to $37.4 million at June 30, 2008.  The decrease in net accounts receivable was primarily due to lower net sales in the three months ended June 30, 2008 as compared to the three months ended March 31, 2008.  Accounts receivable allowances were $96.1 million as of June 30, 2008, a $16.9 million decrease from $113.0 million at March 31, 2008.  Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 10% and 7% as of June 30, 2008 and 2007, respectively.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $9.2 million from $38.2 million at March 31, 2008 to $47.4 million at June 30, 2008.  The increase in inventory was primarily due to inventory on hand at June 30, 2008 for the release of WALL•E in Europe and Asia Pacific in the quarter ending September 30, 2008.

Licenses.  Our investment in licenses increased by $20.4 million from $86.8 million at March 31, 2008 to $107.2 million at June 30, 2008.  The increase was primarily due to newly acquired licenses in excess of amortization of our existing licenses, including our Disney•Pixar license related to the current quarter North American release of WALL•E.

Software Development.  Capitalized software development increased by $47.1 million from $181.2 million at March 31, 2008 to $228.3 million at June 30, 2008.  The increase in software development was primarily the result of our investment in current generation cross-platform titles scheduled to be released in the remainder of fiscal 2009 and beyond, partially offset by software development amortization of titles released in the three months ended June 30, 2008.  Approximately 70% of the software development asset balance at June 30, 2008 is for games that have expected fiscal 2009 release dates.

Total current liabilities at June 30, 2008, were $286.1 million, down from $299.6 million at March 31, 2008. Current liabilities consist primarily of:

Accounts Payable. Accounts payable decreased by $17.8 million from $61.7 million at March 31, 2008 to $43.9 million at June 30, 2008.  The decrease in accounts payable was primarily due to a decrease in the timing of product purchases.

Accrued and Other Current Liabilities.  Accrued and other current liabilities increased by $10.9 million from $202.1 million at March 31, 2008 to $213.0 million at June 30, 2008.  The increase in accrued and other current liabilities was primarily due to an increase in accrued developer milestones and the timing of royalty payments, partially offset by a decrease in deferred revenue and a decrease in our value added tax accrual.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

We believe the existing cash, cash equivalents, short-term investments, long-term investments and cash generated from operations will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, and potential future acquisitions or strategic investments. We expect our cash, cash equivalents, short-term investments and long-term investments to be slightly below $300 million at the end of fiscal 2009. We may choose at any time to raise additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

As of June 30, 2008, and March 31, 2008, we had approximately $49.3 million and $52.6 million, respectively, of auction rate securities (“ARS”) classified as long-term available-for-sale securities.  We classified these investments as long-term to reflect the lack of liquidity of these securities.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issues of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments.

We have estimated the fair value of these investments using a discounted cash flow analysis which considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, and iii) current market rates.  Based on this analysis, as of June 30, 2008 we recorded a temporary impairment of approximately $2.6 million related to our ARS in accumulated other comprehensive income in our condensed consolidated balance sheet.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.  See “Note 2 – Investment Securities” in the notes to the condensed consolidated financial statements for further information related to our investments.  We do not believe that any illiquidity in our long-term investments will impact our future cash needs.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2009	$108,349	$13,698	$12,841	$30,898	$4,294	$170,080
2010	28,282	16,321	16,269	—	1,919	62,791
2011	44,038	8,532	14,976	—	—	67,546
2012	850	1,547	12,745	—	—	15,142
2013	600	1,547	9,353	—	—	11,500
Thereafter	500	1,160	18,067	—	—	19,727
	$182,619	$42,805	$84,251	$30,898	$6,213	$346,786

(1)  Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2008 are approximately $182.6 million.  License/software development commitments in the table above include $70.6 million of commitments to licensors that are included in our condensed consolidated balance sheet as of June 30, 2008 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)  Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)  Leases.  We are committed under operating leases with lease termination dates through 2015.  Most of our leases contain rent escalations.

(4)  Letters of Credit.  As of June 30, 2008, we had outstanding letters of credit of approximately $30.9 million.  On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products.  We pledged cash equivalents and investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)  Other.  In fiscal 2008 and 2009 we entered into various international distribution agreements with two year terms.  Pursuant to the terms of these agreements, we had purchase commitments of approximately $3.5 million as of June 30, 2008, of which approximately $1.1 million is included in current liabilities in our June 30, 2008 condensed consolidated balance sheet and included in the table above.

Pursuant to the terms of our acquisitions of Universomo, Big Huge Games and Elephant Entertainment combined, there is additional consideration of $2.7 million included in accrued and other current liabilities in our June 30, 2008 condensed consolidated balance sheet and included in the table above.  In addition, we may have to pay additional consideration of $1.9 million in cash (contractually denominated as 1.2 million Euros) and $4.7 million in stock in future years if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreement.

(6)  We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  As of June 30, 2008 we had $11.5 million of unrecognized tax benefits.  See “Note 12 – Income Taxes” for further information regarding the unrecognized tax benefits.

For other potential future expenditures, refer to “Note 9 – Commitments and Contingencies” in the notes to the condensed consolidated financial statements, herein.

Recently Issued Accounting Pronouncements

See “Note 16 - Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements, herein.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of primarily municipal securities and long-term investments made up of auction rate securities (“ARS”).  The value of these investments may fluctuate with changes in interest rates.  However, we believe our interest rate risk is immaterial due to the short-term nature of the municipal securities and the fact that the interest rates on our ARS are either reset to short-term interest rates in the auction process or, in the event of a failed auction, are reset to the failure rates as specified in the underlying agreements which are typically equal to or greater than short-term interest rates at the time of reset.  Although there has been recent uncertainty in the credit markets, all of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on the ARS according to their terms.  See “Note 2 – Investment Securities” in the notes to the condensed consolidated financial statements for further information related to our investments.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses.  During the three months ended June 30, 2008, we did not purchase any foreign currency option contracts.

Balance Sheet Hedging Activities.  We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133 and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income, net in the condensed consolidated statements of operations.  The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position.  As of June 30, 2008, we had foreign exchange forward contracts in the notional amount of $46.5 million, all with maturities of one month, consisting primarily of the Euro, GBP, and AUD.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $6.3 million and a reduction of reported income before taxes of approximately $0.3 million. This estimate assumes an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

WWE related Lawsuits.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), us,  THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On December 21, 2007, the Court dismissed the federal RICO claims, and denied a motion by WWE to reconsider the Court’s March 2006 order dismissing WWE’s antitrust claims.  The Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE has appealed the Court’s rulings, and the appeal is pending in the Second Circuit Court of Appeals.  The appeal is currently in abeyance, and there is currently no briefing schedule or timetable for resolution of the appeal.

On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that our agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.  The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages.  At a hearing on May 8, 2007, the Court granted WWE’s request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action, including our CEO, Brian Farrell.  Following the dismissal without prejudice of WWE’s lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted.  The claims now pending in this action are a combination of the earlier claims relating to the Yuke’s agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York.  We and JAKKS have filed motions to strike the complaint by WWE and motions for summary judgment.  These motions have been briefed and argued and are currently awaiting the Court’s decision.  On June 26, 2008, WWE moved to consolidate the case with another action also pending in Connecticut state court, Stanley Shenker & Associates, Inc. v. World Wrestling Federation Entertainment, Inc.  Oppositions to that motion were due July 18, 2008.  Discovery in this action is scheduled to be completed by June 2009, and the case is to be ready for trial by May 1, 2010.  On July 1, 2008, we filed a cross-complaint against JAKKS, alleging that, if WWE’s allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.  However, in light of the early status of this litigation, we cannot estimate a possible loss, if any. Games we develop based upon our WWE videogame license contributed to approximately 25% of our net sales in fiscal 2008, up from approximately 15% of our net sales in fiscal 2007 and 2006. The loss of the WWE license could have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute.  Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period.  Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate.  However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement.  On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District.  At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied a request by JAKKS for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. We and JAKKS have now agreed upon a potential arbitrator in this matter, and have submitted a stipulation and proposed order with the Court to appoint such arbitrator in this dispute  We are currently awaiting the Court’s signed order.

Since we have been accruing the preferred payment to JAKKS, since July 1, 2006, at the previous rate, we do not expect the resolution of this dispute to have a material adverse impact on our results of operations; however, payment to JAKKS of the accrued amount, or another amount as determined by the arbitrator, could have a negative impact upon our financial position or operating cash flow.

With respect to our other legal proceedings, there have been no material changes to the disclosures contained in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under “Legal Proceedings,” as of the date hereof, except for the following:

Lawsuits related to our historical stock option granting practices.  Kukor and Ramsey v. Haller, et. Al.  The case has been continued by the Court.  No trial date has yet been set.  No discovery has been conducted, nor can it be conducted absent further court order.

Other.  We are also involved in additional routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

During the three months ended June 30, 2008, there were no material changes to the risk factors that were disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended June 30, 2008.

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

3.4

Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the “September 2007 10-Q”)).

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

10.1	*	First Amendment to the Confidential License Agreement for Nintendo DS, effective as of October 15, 2007, by and between Nintendo of America Inc. and the Registrant.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Colin Slade, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Colin Slade, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008	THQ INC.

By: /s/ Brian J. Farrell

Brian J. Farrell,

Chairman of the Board, President and

Chief Executive Officer

THQ INC.

By: /s/ Colin L. Slade

Colin L. Slade,

Executive Vice President,

Chief Financial Officer