Form 10-Q
period 2008-09-30
THQ INC
filed 2008-11-06
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was approximately 67,057,839.

THQ INC. AND SUBSIDIARIES
INDEX

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,542	$247,820
Short-term investments	71,085	69,684
Cash, cash equivalents and short-term investments	162,627	317,504
Accounts receivable, net of allowances	63,303	112,843
Inventory	63,811	38,240
Licenses	42,651	47,182
Software development	203,990	155,821
Deferred income taxes	7,503	—
Prepaid expenses and other current assets	18,554	24,487
Total current assets	562,439	696,077
Property and equipment, net	45,711	50,465
Licenses, net of current portion	75,558	39,597
Software development, net of current portion	70,942	25,369
Income taxes receivable	8,381	16,116
Deferred income taxes	—	61,710
Goodwill	122,110	122,385
Long-term investments	37,760	52,599
Other long-term assets, net	18,086	20,002
TOTAL ASSETS	$940,987	$1,084,320

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,772	$61,700
Accrued and other current liabilities	203,306	202,102
Income taxes payable	12,020	6,504
Deferred income taxes	—	29,266
Total current liabilities	295,098	299,572
Other long-term liabilities	38,941	44,179
Commitments and contingencies (See Note 9)	—	—
Minority interest	3,464	—
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of September 30, 2008; 66,997,026 and 66,352,994 shares issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	670	664
Additional paid-in capital	487,502	468,693
Accumulated other comprehensive income	13,778	27,194
Retained earnings	101,534	244,018
Total stockholders’ equity	603,484	740,569
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$940,987	$1,084,320

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net sales	$164,816	$229,349	$302,394	$333,834
Cost and expenses:
Cost of sales – product costs	76,038	87,449	136,046	131,164
Cost of sales – software amortization and royalties	39,512	38,311	66,512	50,909
Cost of sales – license amortization and royalties	20,007	22,159	32,931	35,830
Cost of sales – venture partner expense	899	1,137	2,354	2,034
Product development	23,231	28,561	56,780	53,193
Selling and marketing	43,124	47,193	72,175	69,996
General and administrative	16,971	17,638	36,574	36,741
Total costs and expenses	219,782	242,448	403,372	379,867
Loss from continuing operations before interest and other income, net, income taxes and minority interest	(54,966)	(13,099)	(100,978)	(46,033)
Interest and other income, net	(2,438)	2,569	56	9,925
Loss from continuing operations before income taxes and minority interest	(57,404)	(10,530)	(100,922)	(36,108)
Income taxes	57,892	(3,491)	43,640	(19,795)
Loss from continuing operations before minority interest	(115,296)	(7,039)	(144,562)	(16,313)
Minority interest	36	—	36	—
Loss from continuing operations	(115,260)	(7,039)	(144,526)	(16,313)
Gain on sale of discontinued operations, net of tax	—	—	2,042	—
Net loss	$(115,260)	$(7,039)	$(142,484)	$(16,313)

Loss per share – basic:
Continuing operations	$(1.73)	$(0.11)	$(2.17)	$(0.24)
Discontinued operations	—	—	0.03	—
Loss per share – basic	$(1.73)	$(0.11)	$(2.14)	$(0.24)

Loss per share – diluted:
Continuing operations	$(1.73)	$(0.11)	$(2.17)	$(0.24)
Discontinued operations	—	—	0.03	—
Loss per share – diluted	$(1.73)	$(0.11)	$(2.14)	$(0.24)

Shares used in per share calculation — basic	66,757	66,462	66,655	66,695
Shares used in per share calculation — diluted	66,757	66,462	66,655	66,695

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(142,484)	$(16,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(36)	—
Depreciation and amortization	9,981	8,714
Amortization of licenses and software development(1)	71,630	68,464
Gain on sale of discontinued operations	(2,042)	—
Loss on disposal of property and equipment	1,120	48
Amortization of interest	714	—
Loss on investments	4,561	—
Stock-based compensation(2)	8,922	12,991
Tax benefit related to stock-based awards	—	7,044
Excess tax benefit related to stock-based awards	—	(4,223)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	45,207	(93,106)
Inventory	(26,927)	(13,788)
Licenses	(56,656)	(29,614)
Software development	(137,591)	(121,011)
Prepaid expenses and other current assets	5,532	3,186
Accounts payable	20,512	55,625
Accrued and other liabilities	(1,107)	7,459
Income taxes	38,871	(5,334)
Net cash used in operating activities	(159,793)	(119,858)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	54,036	371,689
Purchases of available-for-sale investments	(47,365)	(292,998)
Other long-term assets	(50)	(115)
Acquisitions, net of cash acquired	(1,406)	(6,633)
Net proceeds from sale of discontinued operations	2,042	—
Purchases of property and equipment	(6,072)	(12,350)
Net cash provided by investing activities	1,185	59,593

FINANCING ACTIVITIES:
Stock repurchase	—	(41,776)
Proceeds from issuance of common stock to employees	8,541	13,722
Excess tax benefit related to stock-based awards	—	4,223
Net cash provided by (used in) financing activities	8,541	(23,831)
Effect of exchange rate changes on cash	(6,211)	1,695
Net decrease in cash and cash equivalents	(156,278)	(82,401)
Cash and cash equivalents — beginning of period	247,820	174,748
Cash and cash equivalents — end of period	$91,542	$92,347

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its wholly-owned subsidiaries (collectively “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to licenses, software development, accounts receivable allowances, income taxes and stock-based compensation expense.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009.  THQ and ICE own equal interests in THQ*ICE.  We have consolidated the results of THQ*ICE in accordance with Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”

Fiscal Quarter.

The results of operations for the three and six month periods ended September 30, 2008 and 2007 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2008	13 weeks	September 27, 2008
Three months ended September 30, 2007	13 weeks	September 29, 2007
Six months ended September 30, 2008	26 weeks	September 27, 2008
Six months ended September 30, 2007	26 weeks	September 29, 2007

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.

2.   Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses) as of September 30, 2008 (in thousands).  All of our investment securities are classified as available-for-sale.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities	$57,665	$148	$(113)	$57,700
Corporate notes	13,672	13	(300)	13,385
Total short-term investments	71,337	161	(413)	71,085
Long-term investments:
Municipal securities (1)	40,076	—	(2,316)	37,760
Total long-term investments	40,076	—	(2,316)	37,760
Total investment securities	$111,413	$161	$(2,729)	$108,845

(1) The municipal securities and corporate securities included in the table above and classified as long-term are all auction rate securities with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

None of the securities included in the above table have been in an unrealized loss position for more than 12 months.

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses) as of March 31, 2008 (in thousands).  All of our investment securities are classified as available-for-sale.

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

As of September 30, 2008 we had approximately $6.9 million and $37.8 million of auction rate securities (“ARS”) classified as short-term and long-term available-for-sale securities, respectively.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

During the six months ended September 30, 2008, our investments had a decline in fair value of $1.5 million which was deemed temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.  As such, an unrealized loss in this amount was recorded to other comprehensive income.  Additionally, we have recorded an impairment charge of $4.6 million to interest and other income, net, related to declines in fair value which we concluded were other than temporary.  $2.0 million of the impairment relates to a downgrade in one security’s rating from A to CCC-; and $2.6 million of the impairment relates to ARS which we expect to unwind in the third quarter of fiscal 2009 as a result of Lehman Brothers filing for bankruptcy protection. $0.4 million of this impairment charge was previously recorded as an unrealized loss in other comprehensive income in our condensed consolidated balance sheet.

In addition, we had a pre-tax unrealized holding loss on our investment in Yuke’s Co., Ltd. (“Yuke’s”) which is classified as available-for-sale and is included in other long-term assets (see “Note 7 – Other Long-Term Assets”).

The following table summarizes the amortized cost and fair value of our investment securities, classified by stated maturity as of September 30, 2008 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$51,208	$51,226
Due after one year through two years	20,129	19,859
Total short-term investments	71,337	71,085
Long-term investments:
Due after one year through five years	500	485
Due after five years through ten years	—	—
Due after ten years	39,576	37,275
Total long-term investments	40,076	37,760
Total investment securities	$111,413	$108,845

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$30,269	$—	$—	$30,269
Short-term investments:
Municipal securities	6,962	47,938	2,800	57,700
Corporate securities	7,059	6,326	—	13,385
Long-term investments:
Municipal securities	—	—	37,760	37,760
Investment in Yuke’s	4,331	—	—	4,331
Total	$48,621	$54,264	$40,560	$143,445

Level 3 assets consist entirely of ARS, the majority of which are AAA/Aaa rated, with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.  We have historically invested in these securities for short periods of time as part of our cash management program.  However, the recent uncertainty in the credit markets has prevented us and other investors from selling these securities.  As such, we classified $37.8 million of these investments as long-term as of September 30, 2008 to reflect the current lack of liquidity of these securities.  We believe we have the ability and intent to hold these ARS until the auction process recovers.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS have been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on the ARS according to their terms.

We have estimated the fair value of these investments using a discounted cash flow analysis which considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2008:

Level 3 Fair Value Measurements
Balance at March 31, 2008	$54,419
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,561)
Included in accumulated other comprehensive income	(743)
Purchases, sales, issuances and settlements, net	(4,421)
Transfers in/out of Level 3	(4,134)
Balance at September 30, 2008	$40,560

Transfers out of Level 3 represent three ARS which we expect to unwind during the third quarter of fiscal 2009.  These are now valued using the Level 2 inputs of the underlying securities we expect to receive.

In October 2008, we entered into an agreement with the broker of certain of our ARS with a par value of $31 million, and a fair value of $29.0 million which will provide us with a future option to sell such ARS to the broker at the par value of the underlying securities beginning in July 2010.  In addition, under the arrangement, we will have the ability to borrow up to 75% of the market value of these securities at any time, on a no net interest basis, to the extent that such securities continue to be illiquid or until the option to sell is exercised.

Financial Instruments.  As of September 30, 2008 and March 31, 2008, we had foreign exchange forward contracts in the notional amount of $30.8 million and $97.0 million, respectively, with a fair value that approximates zero at both September 30, 2008, and March 31, 2008.  We estimate the fair value of these contracts using inputs obtained in quoted public markets.

The net (loss) gain recognized from foreign currency contracts during the three and six month periods ended September 30, 2008 was $(1.3) million and $(0.9) million, respectively, and the net (loss) gain recognized from foreign currency contracts during the three and six month periods ended September 30, 2007 was $(0.7) million and $0.2 million, respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

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

Licenses are expensed to cost of sales – license amortization and royalties at the higher of (1) the contractual royalty rate based on actual net product sales related to such license or (2) an effective rate based upon total projected revenue related to such license. When, in management’s estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense the excess capitalized costs to cost of sales – license amortization and royalties.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales – license amortization and royalties expense may be larger than anticipated in any given quarter.  If we are required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

5.   Goodwill

The changes in the carrying amount of goodwill for the six months ended September 30, 2008 are as follows (in thousands):

Balance at March 31, 2008	$122,385
Purchase accounting adjustments	1,001
Effect of foreign currency exchange rates and other	(1,276)
Balance at September 30, 2008	$122,110

6.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets. Other intangible assets are as follows (in thousands):

		September 30, 2008			March 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-5 years	$6,509	$(1,051)	$5,458	$3,504	$(562)	$2,942

Trade names	3-10 years	2,828	(851)	1,977	2,844	(673)	2,171

Non-compete / Employment contracts	1.5-6.5 years	1,978	(1,133)	845	2,383	(1,127)	1,256
Total other intangible assets		$11,315	$(3,035)	$8,280	$8,731	$(2,362)	$6,369

Amortization of other intangible assets was $0.5 million and $0.7 million for the three and six month periods ended September 30, 2008, respectively, and $0.2 million and $0.5 million for the three and six month periods ended September 30, 2007, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years, and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2009	$1,156
2010	2,191
2011	1,880
2012	1,262
2013	813
Thereafter	978
$8,280

7.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer. We own less than a 20% interest in Yuke’s, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. For the six months ended September 30, 2008 and 2007 the pre-tax unrealized holding gain (loss) related to our investment in Yuke’s was approximately $(2.7) million and $1.0 million, respectively.  As of September 30, 2008, the inception-to-date unrealized holding gain on our investment in Yuke’s was $1.2 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of September 30, 2008 and March 31, 2008 are as follows (in thousands):

	September 30, 2008	March 31, 2008
Investment in Yuke’s	$4,331	$7,080
Other intangible assets (see Note 6)	8,280	6,369
Other	5,475	6,553
Total other long-term assets	$18,086	$20,002

8.   Balance Sheet Details

Inventory.  Inventory at September 30, 2008 and March 31, 2008 consists of the following (in thousands):

	September 30, 2008	March 31, 2008
Components	$9,848	$1,849
Finished goods	53,963	36,391
Inventory	$63,811	$38,240

Property and Equipment, net.  Property and equipment, net at September 30, 2008 and March 31, 2008 consists of the following (in thousands):

	Useful	September 30,	March 31,
	Lives	2008	2008
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	67,187	63,646
Furniture, fixtures and equipment	5 yrs	9,208	9,476
Leasehold improvements	3-6 yrs	15,109	15,715
Automobiles	2-5 yrs	70	105
		92,705	90,073
Less: accumulated depreciation		(46,994)	(39,608)
Property and equipment, net		$45,711	$50,465

Depreciation expense associated with property and equipment amounted to $4.5 million and $9.2 million for the three and six month periods ended September 30, 2008, respectively, and $4.3 million and $8.2 million for the three and six month periods ended September 30, 2007, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at September 30, 2008 and March 31, 2008 consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
Accrued liabilities	$41,647	$39,876
Accrued compensation	37,077	39,939
Accrued venture partner expense	40,078	37,809
Deferred revenue, net – packaged software product	944	30,864
Accrued third-party software developer milestones	27,862	10,594
Accrued royalties	55,698	43,020
Accrued and other current liabilities	$203,306	$202,102

Deferred revenues, net – packaged software product, consists of net sales from packaged software products bundled with online services considered to be more-than-inconsequential to the software product.  Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.  At September 30, 2008 the deferred costs related to this deferred revenue were $0.6 million and are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

Other Long-Term Liabilities.  Other long-term liabilities at September 30, 2008 and March 31, 2008 consist of the following (in thousands):

	September 30,	March 31,
	2008	2008
Accrued royalties	$29,942	$35,004
Unrecognized tax benefits and related interest	5,461	5,461
Accrued liabilities	3,538	3,714
Other long-term liabilities	$38,941	$44,179

9.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2008 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2009	$79,525	$11,036	$8,545	$50,274	$5,301	$154,681
2010	54,052	9,456	16,663	—	—	80,171
2011	45,345	8,721	15,476	—	—	69,542
2012	850	3,831	13,174	—	—	17,855
2013	600	3,831	9,824	—	—	14,255
Thereafter	2,000	2,873	18,954	—	—	23,827
	$182,372	$39,748	$82,636	$50,274	$5,301	$360,331

(1)

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2008 are approximately $182.4 million.  License/software development commitments in the table above include $70.9 million of commitments to licensors that are included in our condensed consolidated balance sheet as of September 30, 2008 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)	Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)

Letters of Credit. As of September 30, 2008, we had outstanding letters of credit of approximately $50.3 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)

Other. In fiscal 2008 and 2009 we entered into various international distribution agreements with two year terms. Pursuant to the terms of these agreements, we had purchase commitments of approximately $1.9 million as of September 30, 2008, of which approximately $0.3 million is included in current liabilities in our September 30, 2008 condensed consolidated balance sheet and included in the table above.

Pursuant to the terms of our acquisitions of Universomo and Big Huge Games combined, there is additional consideration of $3.4 million included in accrued and other current liabilities in our September 30, 2008 condensed consolidated balance sheet and included in the table above. In addition, we may have to pay additional consideration of $0.9 million in cash (contractually denominated as 0.6 million Euros) and $4.7 million in stock in future periods if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreement.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of September 30, 2008 we had $11.6 million of unrecognized tax benefits. See “Note 12 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Indemnity Agreements. We have entered into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer and our Interim Chief Financial Officer, to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of their service as members of our Board of Directors, Chief Executive Officer or as Interim Chief Financial Officer.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnities in the event of an indemnification request.

Legal Proceedings

WWE related Lawsuits.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), us,  THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On March 31, 2006, the Court granted the defendants’ motions to dismiss claims under the Robinson-Patman Act and the Sherman Act.  On December 21, 2007, the Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Court’s March 2006 order dismissing WWE’s antitrust claims.  The Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE has appealed the Court’s rulings, and in accordance with an order issued by the Second Circuit Court of Appeals on October 3, 2008, the parties are currently discussing a briefing schedule for that appeal.  The Court has also granted our motion to withdraw without prejudice our cross-appeals in this action.

On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that our agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and seek monetary damages.  At a hearing on May 8, 2007, the Court granted WWE’s request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action, including our CEO, Brian Farrell. Following the dismissal of WWE’s lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted.  As a result, the claims by WWE in Connecticut represented a combination of the earlier claims relating to the Yuke’s agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York.  On August 29, 2008, the Court granted motions for summary judgment filed by us and other defendants, dismissing the claims that were Connecticut equivalents of the claims previously pending in the Southern District of New York.  The WWE has requested the Court to rehear arguments related this decision.  We have now filed an answer to the remaining claims. Discovery in this action is scheduled to be completed by June 2009, and the case is currently scheduled to be ready for trial by May 1, 2010.  On July 1, 2008, we filed a cross-complaint against JAKKS, alleging that, if WWE’s allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are in the process of selecting an arbitrator to resolve this dispute.  Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period.  Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate.  However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement.  On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District.  At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied a request by JAKKS for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the joint venture since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006. Pursuant to a joint stipulation proposed by the parties, on July 8, 2008 the Court issued the order appointing an arbitrator, and the parties are now discussing a proposed schedule and process for the arbitration.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (SARs), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of September 30, 2008, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  Prior to July 31, 2008, awards other than shares subject to awards of stock options or SARS counted as 1.6 shares for every one granted against the share limit.  As of September 30, 2008, we had 7,323,802 shares under the LTIP available for grant.

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

•

Deferred Stock Units (“DSUs”) granted to our non-employee directors under the LTIP vest monthly over a twelve month period, however, may not be released to a director until thirteen months after the date of grant. DSUs granted to our non-employee directors prior to July 31, 2008 under the LTIP vested immediately.

•

RSUs granted to our employees are performance-based awards that do not carry any acceleration conditions. Certain awards vest with respect to 100% of the shares on the third anniversary of the grant date and other awards vest ratably over a three-year period following the date of grant, all subject to continued employment of the grantee.

The fair value of our nonvested restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date.  The fair value of PARS, PARSUs, DSUs and RSUs granted is amortized over the vesting period.

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan (“ESPP”).   Under the ESPP, our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an “Offering Period”).  The total number of shares of THQ common stock that may be issued under the ESPP shall not exceed 1,000,000 shares.  The first business day of each Offering Period is referred to as the “Offering Date.”  The last business day of each Offering Period is referred to as the “Purchase Date.”  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period.  As of September 30, 2008, we had 496,943 shares available for issuance under the ESPP.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs, RSUs and ESPP options.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU, DSU and RSU awards.

For the three and six month periods ended September 30, 2008 and 2007, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Cost of sales – software amortization and royalties	$1,152	$1,212	$1,728	$2,978
Product development	724	1,135	1,872	2,172
Selling and marketing	866	795	1,681	1,510
General and administrative	1,792	3,822	3,575	6,331
Stock-based compensation expense	$4,534	$6,964	$8,856	$12,991

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in “Note 4 – Software Development.”  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2008	$2,802
Stock-based compensation expense capitalized during the period	3,421
Amortization of capitalized stock-based compensation expense	(1,728)
Balance at September 30, 2008	$4,495

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the six months ended September 30, 2008 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the six months ended September 30, 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of options is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended September 30,		Six Months Ended September 30,
Stock Option Grants	2008	2007	2008	2007
Dividend yield	—%	—%	—%	—%
Anticipated volatility	38%	35%	38%	36%
Weighted-average risk-free interest rate	2.6%	4.2%	2.5%	4.5%
Expected lives	3.0 years	3.0 years	3.0 years	3.2 years

The fair value of our ESPP options for the six month offering periods that began on September 2, 2008, and September 4, 2007, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $3.98 and $7.63, respectively.

	Six Months Ended September 30,
Employee Stock Purchase Plan	2008	2007
Dividend yield	—%	—%
Anticipated volatility	37%	37%
Weighted-average risk-free interest rate	1.9%	4.2%
Expected lives	0.5 years	0.5 years

A summary of our stock option activity for the six months ended September 30, 2008, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2008	8,117	$22.10
Granted	1,448	$17.69
Exercised	(437)	$13.71
Forfeited/expired/cancelled	(534)	$25.21
Outstanding at September 30, 2008	8,594	$21.59	2.9	$522
Vested and expected to vest	7,897	$21.44	2.8	$522
Exercisable at September 30, 2008	4,394	$20.27	1.9	$522

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at September 30, 2008.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at September 30, 2008.  The aggregate intrinsic value of stock options exercised was $0.5 million and $2.6 million during the three and six month periods ended September 30, 2008, respectively, and $3.2 million and $11.8 million during the three and six month periods ended September 30, 2007, respectively.

The weighted-average grant-date fair value of options granted during the three and six month periods ended September 30, 2008 was $4.28 and $5.06, respectively, and $7.71 and $9.21 during the three and six month periods ended September 30, 2007, respectively.

A summary of the status of our nonvested shares as of September 30, 2008 and changes during the six months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2008	612	$22.16
Granted	309	$19.56
Vested	(4)	$15.18
Forfeited/cancelled	(22)	$19.13
Nonvested shares at September 30, 2008	895	$21.37

The unrecognized compensation cost that we expect to recognize related to our nonvested stock-based awards at September 30, 2008, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at September 30, 2008	Weighted- Average Period (in years)
Stock options	$19,616	1.4
Nonvested shares	11,853	3.0
ESPP	812	0.4
	$32,281

Cash received from exercises of stock options for the six months ended September 30, 2008 and 2007 was $8.5 million and $11.5 million, respectively.  The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled zero and $7.4 million for the six months ended September 30, 2008 and 2007, respectively.

The fair value of all our stock-based awards that vested during the three and six month periods ended September 30, 2008 was $5.9 million and $12.2 million, respectively.  The fair value of all our stock-based awards that vested during the three and six month periods ended September 30, 2007 was $7.1 million and $14.8 million, respectively.

Non-Employee Stock Warrants. In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual properties. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the six months ended September 30, 2008 and 2007.

At September 30, 2008 and 2007, we had 390,000 stock warrants outstanding with a weighted-average exercise price per share of $12.32.

In accordance with the Emerging Issues Task Force’s (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the three months ended September 30, 2008 and 2007, approximately $0.2 million was amortized and included in cost of sales – license amortization and royalties expense.  For the six months ended September 30, 2008 and 2007, approximately $0.3 million was amortized and included in cost of sales – license amortization and royalties expense.

11.   Capital Stock Transactions

As of March 31, 2008 we had $28.6 million authorized and available for repurchases of our common stock.  During the six months ended September 30, 2008, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

12.  Income Taxes

In accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109), we evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required.  FAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. FAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  We have had three years of cumulative U.S. tax losses and no longer can rely on common tax planning strategies to use U.S. tax losses.  Therefore, during the second quarter of fiscal 2009, we recorded a valuation allowance of $71.6 million against our deferred tax assets. At September 30, 2008 and March 31, 2008, we had net deferred tax assets of $87.4 million and $40.8 million, respectively, offset by a valuation allowance of $79.9 million and $8.4 million, respectively.  The ultimate realization of our net deferred asset of $7.5 million at September 30, 2008 is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets through guaranteed profit percentages recorded at our foreign distributors.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

Our income tax expense for the three and six month periods ended September 30, 2008 was $57.9 million and $43.6 million, respectively, as compared to a tax benefit of $3.5 million and $19.8 million in the same periods last fiscal year.  These amounts represent effective tax rates for the three and six month periods ended September 30, 2008 of (100.9)% and (43.2)%, respectively, as compared to effective tax rates of 33.2% and 54.8% in the same periods last fiscal year.  The significant change in our effective rate resulted primarily from the recording of the $71.6 million valuation allowance for deferred tax assets in the current quarter and the recognition of unrecognized tax benefits due to the conclusion of a tax audit in the first quarter of fiscal 2008.  The tax rate is uncharacteristically high and negative because we had a large tax expense on a pre-tax loss.

As of March 31, 2008, we had $11.6 million in unrecognized tax benefits, of which $5.0 million would impact our effective tax rate if recognized.  As of September 30, 2008, we had $11.6 million in unrecognized tax benefits, of which $4.8 million would impact our effective tax rate if recognized.

The unrecognized tax benefits at September 30, 2008 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Germany, France, Italy, Switzerland, Australia, United Kingdom, Denmark, Spain, Singapore, Japan, and Korea. Our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  With a few immaterial exceptions, we are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under audit for years 2005-2007 by the Internal Revenue Service. Our French subsidiary was under audit for years 2004-2007, for which a settlement has been reached.   Management believes that its accrual for tax liabilities is adequate for all open audit years.

We do not anticipate the recognition of any unrecognized tax benefits within the next 12 months.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of September 30, 2008, we had accrued $0.6 million for interest and zero for the potential payment of penalties.

13.   Loss Per Share

Basic loss per share is computed as net loss divided by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP.  Effective April 1, 2006, we adopted FAS 123R using the modified prospective transition method (see “Note 10 – Stock-based Compensation” for further disclosure of our stock-based compensation plans and our adoption of FAS 123R).  In applying the treasury stock method in determining our dilutive potential common shares, assumed proceeds from dilutive weighted-average outstanding options as of September 30, 2008 and 2007 include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FAS 123R.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Net loss used to compute basic and diluted loss per share	$(115,260)	$(7,039)	$(142,484)	$(16,313)
Weighted-average number of shares outstanding — basic	66,757	66,462	66,655	66,695
Dilutive effect of potential common shares	—	—	—	—
Number of shares used to compute loss per share — diluted	66,757	66,462	66,655	66,695

As a result of our net loss for the three and six month periods ended September 30, 2008 and 2007, the following potential common shares have been excluded from the computation of diluted loss per share as their inclusion would have been antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Potential common shares	8,421	4,943	7,524	4,381

Had we reported net income for the three and six month periods ended September 30, 2008, an additional 0.6 million and 0.8 million shares of common stock, respectively would have been included in the number of shares used to calculate diluted earnings per share. Had we reported net income for the three and six month periods ended September 30, 2007, an additional 2.0 million and 2.2 million shares of common stock, respectively would have been included in the number of shares used to calculate diluted earnings per share.

14.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three and six month periods ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(115,260)	$(7,039)	$(142,484)	$(16,313)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,495)	4,794	(10,238)	7,617
Unrealized gain (loss) on investments, net of tax of $129, $(480), $1,062 and $(372), respectively	(1,626)	946	(3,178)	685
Other comprehensive income (loss)	(13,121)	5,740	(13,416)	8,302
Comprehensive loss	$(128,381)	$(1,299)	$(155,900)	$(8,011)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three and six month periods ended September 30, 2008 and 2007 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2008
Net sales to unaffiliated customers	$76,502	$78,336	$9,978	$164,816
Total assets	786,187	127,749	27,051	940,987

Six months ended September 30, 2008
Net sales to unaffiliated customers	$151,352	$128,226	$22,816	$302,394

Three months ended September 30, 2007
Net sales to unaffiliated customers	$77,803	$135,989	$15,557	$229,349
Total assets	849,632	190,255	27,015	1,066,902

Six months ended September 30, 2007
Net sales to unaffiliated customers	$143,896	$161,395	$28,543	$333,834

Information about THQ’s net sales by platform for the three and six month periods ended September 30, 2008 and 2007 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2008	2007	2008	2007
Consoles
Microsoft Xbox 360	$19,978	$44,418	$40,107	$54,765
Microsoft Xbox	—	357	—	1,752
Nintendo Wii	30,504	8,914	53,808	15,238
Nintendo GameCube	62	1,801	115	5,974
Sony PlayStation 3	11,622	13,282	18,275	13,282
Sony PlayStation 2	13,836	62,667	33,688	88,255
	76,002	131,439	145,993	179,266
Handheld
Nintendo Dual Screen	48,585	51,559	75,875	69,183
Nintendo Game Boy Advance	1,511	9,013	3,130	17,331
Sony PlayStation Portable	11,233	16,888	21,613	24,768
Wireless	6,231	4,874	11,378	9,248
	67,560	82,334	111,996	120,530

PC	21,254	15,576	44,405	33,640
Other	—	—	—	398
Total Net Sales	$164,816	$229,349	$302,394	$333,834

16.   Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“FAS 157”).  FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The statement provisions effective as of April 1, 2008 and July 1, 2008, did not have a material effect on our results of operations, financial position or cash flows.  We are evaluating the impact, if any, the adoption of the remaining provisions will have on our results of operations, financial position or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will be our fourth quarter of fiscal year 2009.  We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

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

17.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of September 30, 2008 we received approximately $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the six months ended September 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration is outstanding as of September 30, 2008.

18.   Subsequent Events

On November 5, 2008, we announced that we are undertaking a significant business realignment which focuses on fewer, higher quality titles, and aligns our organization and cost structure accordingly.  The realignment includes the cancellation of several titles that were in development but had not been publicly announced, the closure of five studios and a reduction in product development personnel of approximately 250 people, and the streamlining of our corporate organization to support the new product strategy.

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

Overview

The following overview is a top level discussion of our operating results, as well as trends that have, or that we reasonably believe will, impact our operations. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six month periods ended September 30, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in other documents we have filed with the SEC.

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

Overview of Financial Results for the Three and Six Month Periods Ended September 30, 2008

Our net loss for the three months ended September 30, 2008 was $115.3 million, or $1.73 per diluted share, compared to a net loss of $7.0 million, or $0.11 per diluted share, for the same period last fiscal year.  Our net loss from continuing operations for the six months ended September 30, 2008 was $144.5 million, or $2.17 per diluted share, compared to a net loss of $16.3 million, or $0.24 per diluted share, for the same period last fiscal year.  Our net loss for the six months ended September 30, 2008 was $142.5 million, or $2.14 per diluted share, and included a $2.1 million gain on sale of discontinued operations.

Our profitability is dependent upon revenues from the sales of our video games.  Net sales in the three months ended September 30, 2008 decreased 28% from the same period last fiscal year, to $164.8 million from $229.3 million, and net sales in the six months ended September 30, 2008 decreased 9% from the same period last fiscal year, to $302.4 million from $333.8 million.  The decrease in our net sales in the three and six month periods ended September 30, 2008 was primarily due to a decline in sales of our new releases, as we had thirteen fewer new releases as compared to the same periods last fiscal year.  The decrease was also due to a shift in product mix toward lower priced Wii and DS titles released in the three and six month periods ended September 30, 2008 as compared to higher priced Xbox 360 and PS3 titles in the same periods last fiscal year.

Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Costs and expenses decreased by $22.7 million, or 9%, in the three months ended September 30, 2008, and increased by $23.5 million, or 6% in the six months ended September 30, 2008, as compared to the same periods last fiscal year.  The decrease in costs and expenses in the three months ended September 30, 2008 was primarily due to a decrease in product costs, a decrease in product development expense and a decrease in selling and marketing expenses as compared to the same period last fiscal year.  The increase in costs and expenses in the six months ended September 30, 2008 was primarily due to an increase in software amortization and royalties expense, an increase in product costs and an increase in product development expense as compared to the same period last fiscal year.

Our principal source of cash is from (1) sales of packaged interactive software games designed for play on video game consoles (such as the Xbox 360, Wii, PlayStation 3 and PlayStation 2), personal computers and handheld devices (such as the DualScreen, Game Boy Advance and PlayStation Portable), (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash used in operations was $159.8 million in the six months ended September 30, 2008, as compared to $119.9 million in the six months ended September 30, 2007.  The increase in cash used in operations was primarily a result of an increase in our net loss for the six months ended September 30, 2008 as compared to the same period last fiscal year as well as an increase in our product purchases and prepaid license spending, partially offset by a decrease in accounts receivable.

Trends Affecting Our Business

Our revenues and profitability decreased in the six months ended September 30, 2008 as compared to the same period last fiscal year. We expect that our revenues and profitability for our current fiscal year ending March 31, 2009, will be lower than our revenues and profitability in the fiscal year ended March 31, 2008.  The decreases are related to the following significant trends affecting our business:

Higher Quality Bar and Higher Development Costs.  The quality bar for core gamers continues to be set higher and the cost to deliver this quality has increased significantly.  Current generation consoles have functionality that allows us to deliver exciting gaming experiences at high quality levels, but this increased functionality increases the overall cost to develop games and accordingly, during fiscal 2009, we expect our software development costs to increase as we develop more games for these consoles.  Because of the increased development investment and demand for high quality core gamer games, we believe that it is important to focus our development expenses on bringing a smaller number of high-quality, competitive products to market.  This focus may lower our revenue and profitability in any given quarter, as we generally aim to ship games only when we believe the quality is high and the competitive window is right.

Weakness in Kids Business.  Growth in the kids licensed business has slowed considerably and the business has become less profitable. Beginning in fiscal 2008, sales of games based on our Nickelodeon license began to decline and in fiscal 2009 we expect Nickelodeon sales to be below 10% of our net sales for the first time in more than five years.  In fiscal 2009, sales of WALL•E have been lower than sales of Ratatouille in fiscal 2008.  We believe that consumers have shifted purchases from traditional licensed entertainment-based games to more family entertainment on the Nintendo platforms, and games that tap into mass-market trends such as music games.

General Economic Conditions.  We expect lower net sales and operating income in fiscal 2009 as compared to fiscal 2008, partly due to the macroeconomic environment, which began to impact our sales in certain international territories at the end of our second fiscal quarter.  We now expect more conservative consumer spending during the holiday quarter, brought on by the slowing global economy.  Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels.

Foreign Currency Exchange Rates Impact on Results of Operations.  Approximately 50% of our revenue for the six months ended September 30, 2008 was produced by sales outside of North America.  We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency, and are subject to transaction gains and losses, which are recorded as a component in determining net income.  The income statements of our non-U.S. operations are translated into U.S. dollars at the month-to-date average exchange rates for each applicable month in a period.  To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and income from operations for our non-U.S. operations.  Similarly, our revenue, operating expenses and income from operations will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Seasonality.  The interactive entertainment software market is highly seasonal.  Sales are typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the holiday buying season.

New Strategic Plan and Business Realignment

In order to address the significant trends affecting our business, we have created a new strategic plan in an effort to increase our profitability and grow revenue in fiscal 2010.  We plan to significantly realign our business to focus on fewer, higher quality games, a more even product flow throughout the year, and an operating structure that supports our more focused product strategy. Specifically, we plan to do the following:

1.     Publish fewer, bigger core gamer titles.  The quality bar for core gamers continues to be set higher and the cost to deliver this quality has increased significantly.  As a result, we have reduced the number of core gamer games in our development pipeline, but will increase our development budgets where appropriate to compete at the highest levels.

2.     Continue to build on our dominant share in the fighting category with both our WWE and UFC licenses, including the launch of select product extensions such as WWE Legends of WrestleMania.

3.     Capitalize on the emerging family gaming segment.  We plan to build franchises such as de Blob, Big Beach Sports and Drawn to Life, which appeal to the broadening gamer demographic.

4.     Make our kids business more profitable.  We plan to rationalize our product line in the kids business by publishing on the most relevant platforms and by reducing development costs through more outsourcing.  We are also reinvigorating our licensed franchise portfolio with the recent additions of Marvel and DreamWorks Animation.

5.     Migrate our key brands to the online gaming market.  We plan to make targeted investments in extending key brands, including Company of Heroes Online, WWE Online (working title) and our Warhammer 40,000 massive multiplayer online (“MMO”) game.  We also plan to exploit growing consumer segments, such as the casual MMO market, with the release of Dragonica working with our joint venture partner, ICE Entertainment.

We are making a number of changes to our organization to support our new business strategy.  We have restructured our product development organization under new studio management.  We have discontinued a number of titles in our product pipeline that did not fit our strategic objectives.  As a result, we have closed five of our studios:  Helixe, Locomotive Games, Mass Media, Paradigm Entertainment and Sandblast, and we have also reduced staff at Juice Games and Rainbow Studios.  These actions resulted in a headcount reduction of approximately 250 people, which is approximately 17% of our production staff.  We are also realigning our organizational structure to support this more focused product strategy.  Starting in November 2008, we plan to reduce both costs and headcount in our corporate and global publishing organizations.

Impairment charges related to the cancellation of the titles and long-lived assets associated with the studio closures are currently expected to be $30 million to $35 million.  In addition, we expect to incur further business realignment charges related to the associated personnel and facilities as the realignment plan is further implemented.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under the caption “Critical Accounting Estimates.”

Results of Operations - Comparison of the Three and Six Month Periods Ended September 30, 2008 and 2007

Net Sales

In the three months ended September 30, 2008 and 2007, we recognized net sales of $164.8 million and $229.3 million, respectively, and in the six months ended September 30, 2008 and 2007, we recognized net sales of $302.4 million and $333.8 million, respectively.  We derive revenue principally from (1) sales of packaged interactive software games designed for play on video game consoles (such as the Xbox 360, Wii, PlayStation 3 and PlayStation 2), personal computers and handheld devices (such as the DualScreen, Game Boy Advance and PlayStation Portable), (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.

Net sales for the three and six month periods ended September 30, 2008, includes previously deferred revenue from the sale of a title with significant online functionality.  The remaining deferred revenue related to this title is included within accrued and other current liabilities in our condensed consolidated balance sheets.  We are recognizing revenue from the sale of this title over an estimated service period of six months, which begins the month after shipment.   We also defer costs related to this title, which are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

The following table details our net sales by territory for the three and six month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2008		2007		(Decrease)	Change
North America	$76,502	46.4%	$77,803	33.9%	$(1,301)	(1.7)%

Europe	78,336	47.5	135,989	59.3	(57,653)	(42.4)
Asia Pacific	9,978	6.1	15,557	6.8	(5,579)	(35.9)
International	88,314	53.6	151,546	66.1	(63,232)	(41.7)
Consolidated net sales	$164,816	100.0%	$229,349	100.0%	$(64,533)	(28.1)%

	Six Months Ended September 30,				Increase/	%
	2008		2007		(Decrease)	Change
North America	$151,352	50.1%	$143,896	43.1%	$7,456	5.2%

Europe	128,226	42.4	161,395	48.3	(33,169)	(20.6)
Asia Pacific	22,816	7.5	28,543	8.6	(5,727)	(20.1)
International	151,042	49.9	189,938	56.9	(38,896)	(20.5)
Consolidated net sales	$302,394	100.0%	$333,834	100.0%	$(31,440)	(9.4)%

North America

For the three and six month periods ended September 30, 2008, net sales in North America were primarily driven by sales of our catalog titles, including the recognition of previously deferred revenue for Frontlines: Fuel of War, sales of WWE Smackdown vs. Raw 2008 and MX vs ATV Untamed, as well as sales of WALL•E, which released late in June, 2008.

Net sales decreased $1.3 million, or 2%, in the three months ended September 30, 2008 as compared to the same period last fiscal year.  The decrease was primarily due to a decrease in sales of our new releases as we released thirteen fewer new releases in the three months ended September 30, 2008 as compared to the same period last fiscal year.  This decline in sales of our new releases was partially offset by an increase in sales of our catalog titles, including those noted above.

Net sales increased $7.5 million, or 5%, in the six months ended September 30, 2008 as compared to the same period last fiscal year. The increase was primarily due to an increase in sales of our catalog titles, including those noted above, partially offset by a decrease in sales of our new releases as we released thirteen fewer new releases in the six months ended September 30, 2008 as compared to the same period last fiscal year.

Europe

For the three months ended September 30, 2008, net sales in Europe were primarily driven by sales of WALL•E.  Net sales decreased $57.7 million, or 42%, in the three months ended September 30, 2008 as compared to the same period last fiscal year.  The decrease was primarily due to a decrease in sales of our new releases as we released thirteen fewer new releases in the three months ended September 30, 2008 as compared to the same period last fiscal year, including fewer sales of WALL•E as compared to sales of Ratatouille in the same period last fiscal year.

For the six months ended September 30, 2008, net sales in Europe were primarily driven by sales of our new releases, including WALL•E, Big Beach Sports, and de Blob. Additionally, sales of our catalog titles, including the recognition of previously deferred revenue for Frontlines: Fuel of War and sales of WWE Smackdown vs. Raw 2008 helped drive sales.  Net sales decreased $33.2 million, or 21%, in the six months ended September 30, 2008 as compared to the same period last fiscal year.  The decrease was primarily due to fewer sales of our new releases in the six months ended September 30, 2008 as compared to the same period last fiscal year.

We estimate that changes in foreign currency rates during the three and six month periods ended September 30, 2008 resulted in increases of reported net sales in Europe of approximately $2.5 million and $7.2 million, respectively, as compared to the same periods last fiscal year.

Asia Pacific

For the three months ended September 30, 2008, net sales in Asia Pacific were primarily driven by sales of our catalog titles, including the recognition of previously deferred revenue for Frontlines: Fuel of War.  Net sales decreased $5.6 million, or 36%, in the three months ended September 30, 2008 as compared to the same period last fiscal year.  The decrease was primarily due to fewer sales of our new releases in the three months ended September 30, 2008 as compared to the same period last fiscal year, including fewer sales of WALL•E as compared to sales of Ratatouille in the same period last fiscal year.

For the six months ended September 30, 2008, net sales in Asia Pacific were primarily driven by sales of our catalog titles, including the recognition of previously deferred revenue for Frontlines: Fuel of War and sales of WWE Smackdown vs. Raw 2008.  Net sales decreased $5.7 million, or 20%, in the six months ended September 30, 2008 as compared to the same period last fiscal year.  The decrease was primarily due to fewer sales of our new releases in the six months ended September 30, 2008 as compared to the same period last fiscal year.

We estimate that changes in foreign currency rates during the three and six month periods ended September 30, 2008 resulted in increases of reported net sales in Asia Pacific of approximately $0.3 million and $1.7 million, respectively, as compared to the same periods last fiscal year.

We expect net sales in Europe and Asia Pacific to represent approximately 50% of total net sales in fiscal 2009, as we continue to publish our portfolio of globally-appealing products through our global network of direct sales offices and continue our expansion efforts, especially in Asia.

Costs and Expenses, Interest and Other Income, Income Taxes, Minority Interest and Discontinued Operations

Costs and expenses decreased by $22.7 million, or 9%, in the three months ended September 30, 2008, and increased by $23.5 million, or 6%, in the six months ended September 30, 2008, as compared to the same periods last fiscal year.  The decrease in the three months ended September 30, 2008 was primarily due to a decrease in product costs, a decrease in product development expense and a decrease in selling and marketing expenses.  The increase in the six months ended September 30, 2008 was primarily due to an increase in software amortization and royalties expense, an increase in product costs and an increase in product development expense.

Cost of Sales – Product Costs (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$76,038	46.1%	$87,449	38.1%	(13.0)%
Six Months Ended	$136,046	45.0%	$131,164	39.3%	3.7%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were higher by 8.0 points and 5.7 points for the three and six month periods ended September 30, 2008, respectively, as compared to the same periods last fiscal year.  The increase was primarily due to a shift in product mix toward lower priced Wii and DS titles released in the three and six month periods ended September 30, 2008, which had lower gross margins than titles released on Xbox 360 and PS2 in the same periods last fiscal year.

The decrease in product costs on a dollar basis in the three months ended September 30, 2008 was primarily due to an overall decrease in sales as compared to the same period last fiscal year.

Cost of Sales – Software Amortization and Royalties (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$39,512	24.0%	$38,311	16.7%	3.1%
Six Months Ended	$66,512	22.0%	$50,909	15.3%	30.6%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  For the three and six month periods ended September 30, 2008, software amortization and royalties, as a percentage of net sales, increased 7.3 points and 6.7 points, respectively, as compared to the same periods last fiscal year.  The increase was primarily due to additional amortization expense taken on various titles as well as higher amortization rates from higher development costs.

Cost of Sales – License Amortization and Royalties (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$20,007	12.1%	$22,159	9.7%	(9.7)%
Six Months Ended	$32,931	10.9%	$35,830	10.7%	(8.1)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  For the three and six month periods ended September 30, 2008, license amortization and royalties, as a percentage of net sales, increased by 2.4 points and 0.2 points, respectively, as compared to the same periods last fiscal year.  The increase was due to the mix of titles with higher average royalty rates in the three and six month periods ended September 30, 2008 as compared to the same periods last fiscal year.

Cost of Sales – Venture Partner Expense (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$899	0.5%	$1,137	0.5%	(20.9)%
Six Months Ended	$2,354	0.8%	$2,034	0.6%	15.7%

Venture partner expense is related to the license agreement that the THQ/JAKKS Pacific joint venture, comprised of THQ and JAKKS Pacific, Inc. (“JAKKS”), has with the WWE, under which our role is to develop, manufacture, distribute, market and sell WWE video games.  For the three and six month periods ended September 30, 2008, venture partner expense decreased by $0.2 million and increased by $0.3 million, respectively, as compared to the same periods last fiscal year.  The decrease in the three months ended September 30, 2008 was due to an overall decrease in net sales of games based upon the WWE license.  The increase in the six months ended September 30, 2008 was due to a higher rate of sales returns and allowances on sales of games based upon the WWE license as compared to the same period last fiscal year.  We have not paid these amounts to JAKKS; see “Part II – Item 1 – Legal Proceedings” for information regarding our venture partner agreement.

Product Development (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$23,231	14.1%	$28,561	12.5%	(18.7)%
Six Months Ended	$56,780	18.8%	$53,193	15.9%	6.7%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $5.3 million and increased by $3.6 million for the three and six month periods ended September 30, 2008, respectively, as compared to the same periods last fiscal year.  The decrease in the three months ended September 30, 2008 was primarily due to more products under development in the current period that were technologically feasible as compared to the same period last fiscal year.  The increase in the six months ended September 30, 2008 was primarily due to overall increased product development efforts to support future growth, including increased internal development costs.

Selling and Marketing (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$43,124	26.2%	$47,193	20.6%	(8.6)%
Six Months Ended	$72,175	23.9%	$69,996	21.0%	3.1%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three and six month periods ended September 30, 2008, selling and marketing expenses decreased by $4.1 million and increased by $2.2 million, respectively, as compared to the same periods last fiscal year.  The decrease in selling and marketing expenses on a dollar basis in the three months ended September 30, 2008 was primarily due to the following:

•      a decrease in marketing spend to support the launch of key releases in the three months ended September 30, 2008 as compared to the same period last fiscal year, partially offset by

•      an increase in indirect selling and marketing spend primarily related to personnel-related costs.

The increase in selling and marketing expenses on a dollar basis in the six months ended September 30, 2008 was primarily due to the following:

•      an increase in indirect selling and marketing spend primarily related to personnel-related costs, partially offset by

•      a decrease in marketing spend to support the launch of key releases in the six months ended September 30, 2008 as compared to the same period last fiscal year.

Selling and marketing expenses increased 5.6 points and 2.9 points as a percentage of net sales primarily due to the decrease in net sales in the three and six months ended September 30, 2008, as well as an increase in marketing spend to support third and fourth quarter fiscal 2009 releases, including Saints Row 2.

General and Administrative (in thousands)

	September 30, 2008	% of net sales	September 30, 2007	% of net sales	% change
Three Months Ended	$16,971	10.3%	$17,638	7.7%	(3.8)%
Six Months Ended	$36,574	12.1%	$36,741	11.0%	(0.5)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses decreased by $0.7 million and $0.2 million during the three and six month periods ended September 30, 2008, respectively, as compared to the same periods last fiscal year.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency.  Interest and other income, net decreased by $5.0 million and $9.9 million in the three and six month periods ended September 30, 2008, respectively, as compared to the same periods last fiscal year. The decrease in the three months ended September 30, 2008 was primarily due to realized losses of $4.6 million due to the other-than-temporary impairment of our investments.  The decrease in the six months ended September 30, 2008 was due to the realized losses in the three months ended September 30, 2008 noted above, foreign currency transaction losses in the six months ended September 30, 2008 as compared to foreign currency transaction gains in the same period last fiscal year and lower average yields on lower average investment balances in the six months ended September 30, 2008 as compared to the same period last fiscal year.

Income Taxes

The effective tax rate for the six months ended September 30, 2008 and 2007 was (43)% and 55%, respectively.  Excluding the impact of second quarter discrete items, which includes the deferred tax valuation allowance, the effective tax rate would have been 38%.  The rate differs significantly from the same period last fiscal year primarily due to the recording of a $71.6 million valuation allowance for deferred tax assets in the current quarter.

Minority Interest

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009.  THQ and ICE own equal interests in THQ*ICE.  We have consolidated the results of THQ*ICE in accordance with Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” and the minority interest of $36,000 reflects the loss allocable to equity interests in THQ*ICE for the quarter ended September 30, 2008 that are not owned by THQ.

Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of September 30, 2008 we received approximately $20.6 million in cash from the sale of Minick and we recognized a gain of $2.1 million in the six months ended September 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration is outstanding as of September 30, 2008.

Liquidity and Capital Resources

(In thousands)	September 30, 2008	March 31, 2008	Change
Cash and cash equivalents	$91,542	$247,820	$(156,278)
Short-term investments	71,085	69,684	1,401
Cash, cash equivalents and short-term investments	$162,627	$317,504	$(154,877)

Percentage of total assets	17%	29%

	Six Months Ended September 30,
(In thousands)	2008	2007	Change
Cash used in operating activities	$(159,793)	$(119,858)	$(39,935)
Cash provided by investing activities	1,185	59,593	(58,408)
Cash provided by (used in) financing activities	8,541	(23,831)	32,372
Effect of exchange rate changes on cash	(6,211)	1,695	(7,906)
Net decrease in cash and cash equivalents	$(156,278)	$(82,401)	$(73,877)

Our primary sources of liquidity are cash, cash equivalents, short-term investments and cash flow from our operations. Our principal source of cash is from (1) sales of packaged interactive software games designed for play on video game consoles (such as the Xbox 360, Wii, PlayStation 3 and PlayStation 2), personal computers and handheld devices (such as the DualScreen, Game Boy Advance and PlayStation Portable), (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

Our cash, cash equivalents and short-term investments have decreased from $317.5 million as of March 31, 2008 to $162.6 million as of September 30, 2008.  Due to our second-half weighted product release schedule, with major titles such as WWE SmackDown vs. Raw 2009 and Saints Row 2 scheduled to ship in our third and fourth fiscal quarters, we did not generate positive cash flow in the first half of fiscal 2009.  Additionally, because we release many of our titles during the holiday season, we have had to use a significant amount of cash during the six months ended September 30, 2008 to purchase product in order to manufacture our games, as well as to pay development and license costs.

Cash Flow from Operating Activities.  Cash used in operating activities increased by approximately $39.9 million for the six months ended September 30, 2008 as compared to the same period last fiscal year.  The increase in cash used was primarily a result of an increase in our net loss for the six months ended September 30, 2008 as compared to the same period last fiscal year as well as an increase in our product purchases and prepaid license spending as noted above, partially offset by a decrease in accounts receivable.

We expect to generate negative operating cash flow in fiscal 2009.  This is primarily due to our expected loss for the year, as well as increased spending in capitalized software and the timing of large license and other payments.

Cash Flow from Investing Activities.  Cash provided by investing activities decreased by approximately $58.4 million for the six months ended September 30, 2008, as compared to the same period last fiscal year.  The decrease in cash provided was primarily due to movement between our available-for-sale investments and our cash balances, partially offset by lower purchases of property and equipment and a decrease in acquisition-related activity.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by approximately $32.4 million for the six months ended September 30, 2008, as compared to the same period last fiscal year.  The increase in cash provided was primarily due to common stock repurchases in the six months ended September 30, 2007, partially offset by lower proceeds from issuance of common stock to employees.

Key Balance Sheet Accounts

As of September 30, 2008, our total current assets were $562.4 million, down from $696.1 million at March 31, 2008. Current assets consist primarily of:

Accounts Receivable.  Accounts receivable decreased by $49.5 million from $112.8 million at March 31, 2008 to $63.3 million at September 30, 2008.  The decrease in net accounts receivable was primarily due to lower net sales in the three months ended September 30, 2008 as compared to the three months ended March 31, 2008, a reflection of our second-half weighted product release schedule in fiscal 2009.  Accounts receivable allowances were $93.9 million as of September 30, 2008, a $19.1 million decrease from $113.0 million at March 31, 2008.  Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 15% and 14% as of

September 30, 2008 and 2007, respectively.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $25.6 million from $38.2 million at March 31, 2008 to $63.8 million at September 30, 2008.  The increase in inventory was primarily due to inventory on hand for key third quarter releases, including the October 2008 release of Saints Row 2.

Licenses.  Our investment in licenses increased by $31.4 million from $86.8 million at March 31, 2008 to $118.2 million at September 30, 2008.  The increase was primarily due to advance payments made to key licensors, including Disney•Pixar, DreamWorks Animation and Marvel Entertainment, in excess of amortization of our existing licenses.

Software Development.  Capitalized software development increased by $93.7 million from $181.2 million at March 31, 2008 to $274.9 million at September 30, 2008.  The increase in software development was primarily the result of our investment in cross-platform titles scheduled to be released in the remainder of fiscal 2009 and beyond, partially offset by software development amortization of titles released in the six months ended September 30, 2008.  Approximately 50% of the software development asset balance at September 30, 2008 is for games that have expected fiscal 2009 release dates.

Total current liabilities at September 30, 2008, were $295.1 million, down from $299.6 million at March 31, 2008. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased by $18.1 million from $61.7 million at March 31, 2008 to $79.8 million at September 30, 2008.  The increase in accounts payable was primarily due to an increase in product purchases in the six months ended September 30, 2008, to support our second-half weighted product release schedule in fiscal 2009.

Accrued and Other Current Liabilities.  Accrued and other current liabilities remained relatively flat at $203.3 million at September 30, 2008 as compared to $202.1 million at March 31, 2008.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

We believe our existing cash, cash equivalents, short-term investments, long-term investments and cash generated from operations will be sufficient to meet our ongoing business operations.  We currently expect our cash, cash equivalents, short-term investments and long-term investments to be approximately $200 million at the end of fiscal 2009.  We may choose at any time to raise additional capital or establish a credit facility in order to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

As of September 30, 2008, we had approximately $6.9 million and $37.8 million of auction rate securities (“ARS”) classified as short-term and long-term available-for-sale securities, respectively.  We classified certain of these investments as long-term to reflect the lack of liquidity of these securities.  All of the underlying securities are investment grade, however in the quarter-ended September 30, 2008, Lehman Brothers, the issuer of $6.7 million par value ARS, filed for bankruptcy protection, which we expect will cause such ARS to unwind in the third quarter of fiscal 2009, and the underlying securities to be distributed to us.  During the quarter-ended September 30, 2008, we recorded an other-than-temporary impairment for these securities of $2.6 million to interest and other income, net.

We have estimated the fair value of the remaining ARS using a discounted cash flow analysis that considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction.  Based on this analysis, as of September 30, 2008 we recorded a temporary impairment of approximately $1.5 million related to our ARS in accumulated other comprehensive income in our condensed consolidated balance sheet.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.  See “Note 2 – Investment Securities” in the notes to the condensed consolidated financial statements for further information related to our investments.  In October 2008, we entered into an agreement with the broker of certain of our ARS with a par value of $31 million, and a fair value of $29.0 million which will provide us with a future option to sell such ARS to the broker at the par value of the underlying securities beginning in July 2010.  In addition, under the arrangement, we will have the ability to borrow up to 75% of the market value of these securities at any time, on a no net interest basis, to the extent that such securities continue to be illiquid or until the option to sell is exercised.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2009	$79,525	$11,036	$8,545	$50,274	$5,301	$154,681
2010	54,052	9,456	16,663	—	—	80,171
2011	45,345	8,721	15,476	—	—	69,542
2012	850	3,831	13,174	—	—	17,855
2013	600	3,831	9,824	—	—	14,255
Thereafter	2,000	2,873	18,954	—	—	23,827
	$182,372	$39,748	$82,636	$50,274	$5,301	$360,331

(1)

Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2008 are approximately $182.4 million. License/software development commitments in the table above include $70.9 million of commitments to licensors that are included in our condensed consolidated balance sheet as of September 30, 2008 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)	Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations.

(4)

Letters of Credit. As of September 30, 2008, we had outstanding letters of credit of approximately $50.3 million. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged investments to the bank as collateral in an amount equal to 110% of the amount of the outstanding stand-by letters of credit.

(5)

Other. In fiscal 2008 and 2009 we entered into various international distribution agreements with two year terms. Pursuant to the terms of these agreements, we had purchase commitments of approximately $1.9 million as of September 30, 2008, of which approximately $0.3 million is included in current liabilities in our September 30, 2008 condensed consolidated balance sheet and included in the table above.

Pursuant to the terms of our acquisitions of Universomo and Big Huge Games combined, there is additional consideration of $3.4 million included in accrued and other current liabilities in our September 30, 2008 condensed consolidated balance sheet and included in the table above.  In addition, we may have to pay additional consideration of $0.9 million in cash (contractually denominated as 0.6 million Euros) and $4.7 million in stock in future periods if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreement.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  As of September 30, 2008 we had $11.6 million of unrecognized tax benefits.  See “Note 12 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of primarily municipal securities and long-term investments made up of auction rate securities (“ARS”).  The value of these investments may fluctuate with changes in interest rates.  However, we believe our interest rate risk is insignificant due to the short-term nature of the municipal securities and the fact that the interest rates on our ARS are either reset to short-term interest rates in the auction process or, in the event of a failed auction, are reset to the failure rates as specified in the underlying agreements which are typically equal to or greater than short-term interest rates at the time of reset.  Although there has been recent uncertainty in the credit markets, all of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on the ARS according to their terms.  See “Note 2 – Investment Securities” in the notes to the condensed consolidated financial statements for further information related to our investments.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses.  During the six months ended September 30, 2008, we did not purchase any foreign currency option contracts.

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

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position.  As of September 30, 2008, we had foreign exchange forward contracts in the notional amount of $30.8 million, all with maturities of one month, consisting primarily of the Euro, GBP, and AUD.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates in the six months ended September 30, 2008, would result in a reduction of reported net sales of approximately $15.1 million and an increase of reported income before taxes of approximately $0.3 million. This estimate assumes an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

With respect to our legal proceedings, there have been no material changes to the disclosures contained in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under “Legal Proceedings,” as of the date hereof, except as described in our Quarterly Report on Form 8-K for the fiscal quarter ended June 30, 2008, and for the following:

WWE related Lawsuits.  In accordance with an order issued by the Second Circuit Court of Appeals on October 3, 2008, the parties are currently discussing a briefing schedule for the WWE’s appeal in the New York Action.  We have also filed a motion to withdraw without prejudice our cross-appeals in the New York Action, which has been granted.

On August 29, 2008, the Court in the Connecticut Action granted motions for summary judgment filed by us and other defendants, dismissing those claims that were the Connecticut equivalent of state law claims previously pending in the New York Action.  The WWE has filed a motion to re-argue that decision.  We have filed an answer to the remaining claims in the Connecticut action.

Operating agreement with JAKKS Pacific, Inc.

Pursuant to a joint stipulation proposed by the parties, on July 8, 2008 the Court issued the order appointing an arbitrator, and the parties are now discussing a proposed schedule and process for the arbitration.

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

Item 1A.  Risk Factors

During the six months ended September 30, 2008, there were no material changes to the risk factors that were disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as follows:

Changes in our decisions with regard to our announced business realignment, and other factors, could affect our results of operations and financial condition.

Factors that could cause actual results to differ materially from our expectations with regard to our announced business realignment include:

•                  timing and execution of plans and programs, including reductions in workforce and future dispositions;

•                  new business initiatives and changes in our product strategy; and

•                  changes in product demand and the business environment.

The global economic downturn could result in a reduced demand for our products and increased volatility in our stock price.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products.  Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels.  Consequently, demand for our products could be materially different from THQ’s expectations, which could negatively affect our profitability.

In addition, periods of economic uncertainty and changes may result in increased volatility in our stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended September 30, 2008.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on July 31, 2008. The following four matters were decided:

1.                 Seven directors were elected:

	Votes For	Votes Withheld
Brian J. Farrell	51,756,888	8,518,659
Lawrence Burstein	49,883,401	10,392,146
Henry T. DeNero	50,251,578	10,023,969
Brian P. Dougherty	50,251,523	10,024,024
Jeffrey W. Griffiths	51,625,300	8,650,247
Gary E. Rieschel	52,733,915	7,541,632
James Whims	49,292,963	10,982,584

2.                  A proposal to approve an amendment to the THQ Inc. 2006 Long-Term Incentive Plan to increase the number of shares that will be available for issuance by 5.5 million shares was approved by a vote of 49,529,201 for; 13,753,734 against; and 121,277 abstaining.

3.                  A proposal to approve an amendment to the THQ Inc. Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 500,000 was approved by a vote of 56,108,485 for; 174,716 against; and 121,011 abstaining.

4.                  A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009 was approved by a vote of 57,468,618 for; 2,799,217 against; and 7,712 abstaining.

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

10.1	*	Amendment to the Xbox 360 Publisher License Agreement (Xbox VI Games Distributed via Games on Demand) effective as of July 8, 2008 by and between Microsoft Licensing, GP and the Registrant.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Rasmus van der Colff, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Rasmus van der Colff, Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	THQ INC.

By: /s/ Brian J. Farrell

Brian J. Farrell,

Chairman of the Board, President and

Chief Executive Officer

THQ INC.

By: /s/ Rasmus van der Colff

Rasmus van der Colff,

Interim Chief Financial Officer