Form 10-Q
period 2008-12-31
THQ INC
filed 2009-02-05
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of January 30, 2009 was approximately 67,057,839.

THQ INC. AND SUBSIDIARIES
INDEX

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,195	$247,820
Short-term investments	15,093	69,684
Cash, cash equivalents and short-term investments	144,288	317,504
Accounts receivable, net of allowances	145,507	112,843
Inventory	39,528	38,240
Licenses	49,873	47,182
Software development	154,623	155,821
Deferred income taxes	6,499	—
Prepaid expenses and other current assets	37,222	24,487
Total current assets	577,540	696,077
Property and equipment, net	39,530	50,465
Licenses, net of current portion	54,022	39,597
Software development, net of current portion	49,179	25,369
Income taxes receivable	8,337	16,116
Deferred income taxes	—	61,710
Goodwill	—	122,385
Long-term investments	5,892	52,599
Long-term investments, pledged	30,500	—
Other long-term assets, net	17,953	20,002
TOTAL ASSETS	$782,953	$1,084,320

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,388	$61,700
Accrued and other current liabilities	254,977	202,102
Secured credit lines	25,965	—
Income taxes payable	886	6,504
Deferred income taxes	—	29,266
Total current liabilities	344,216	299,572
Other long-term liabilities	32,282	44,179
Commitments and contingencies (See Note 11)	—	—
Minority interest	3,358	—
Stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of December 31, 2008; 66,997,026 and 66,352,994 shares issued and outstanding as of December 31, 2008 and March 31, 2008, respectively	670	664
Additional paid-in capital	490,776	468,693
Accumulated other comprehensive income	1,871	27,194
Retained earnings	(90,220)	244,018
Total stockholders’ equity	403,097	740,569
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY	$782,953	$1,084,320

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net sales	$357,310	$509,609	$659,704	$843,443
Cost and expenses:
Cost of sales – product costs	133,768	175,568	269,814	306,732
Cost of sales – software amortization and royalties	131,587	126,270	198,099	177,179
Cost of sales – license amortization and royalties	35,840	50,420	68,771	86,250
Cost of sales – venture partner expense	13,393	19,207	15,747	21,241
Product development	27,235	41,311	84,015	94,504
Selling and marketing	69,551	65,499	141,726	135,495
General and administrative	22,639	15,528	59,213	52,269
Goodwill impairment	118,131	—	118,131	—
Restructuring	4,752	—	4,752	—
Total costs and expenses	556,896	493,803	960,268	873,670
Income (loss) from continuing operations before interest and other income, net, income taxes and minority interest	(199,586)	15,806	(300,564)	(30,227)
Interest and other income, net	1,946	3,412	2,002	13,337
Income (loss) from continuing operations before income taxes and minority interest	(197,640)	19,218	(298,562)	(16,890)
Income taxes	(5,780)	5,224	37,860	(14,571)
Income (loss) from continuing operations before minority interest	(191,860)	13,994	(336,422)	(2,319)
Minority interest	106	—	142	—
Income (loss) from continuing operations	(191,754)	13,994	(336,280)	(2,319)
Gain on sale of discontinued operations, net of tax	—	1,513	2,042	1,513
Net income (loss)	$(191,754)	$15,507	$(334,238)	$(806)

Earnings (loss) per share – basic:
Continuing operations	$(2.86)	$0.21	$(5.04)	$(0.03)
Discontinued operations	—	0.02	0.03	0.02
Earnings (loss) per share – basic	$(2.86)	$0.23	$(5.01)	$(0.01)

Earnings (loss) per share – diluted:
Continuing operations	$(2.86)	$0.21	$(5.04)	$(0.03)
Discontinued operations	—	0.02	0.03	0.02
Earnings (loss) per share – diluted	$(2.86)	$0.23	$(5.01)	$(0.01)

Shares used in per share calculation — basic	66,997	66,118	66,769	66,502
Shares used in per share calculation — diluted	66,997	67,815	66,769	66,502

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(334,238)	$(806)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(142)	—
Depreciation and amortization	14,914	13,425
Amortization of licenses and software development(1)	235,385	201,520
Goodwill impairment charges	118,131	—
Gain on sale of discontinued operations	(2,042)	(1,513)
Loss on disposal of property and equipment	2,113	47
Restructuring charges	4,752	—
Amortization of interest	805	—
Other-than-temporary impairment on investments	4,561	—
Loss on investments	618	—
Stock-based compensation(2)	13,595	17,721
Tax benefit related to stock-based awards	—	4,393
Excess tax benefit related to stock-based awards	—	(2,325)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(47,738)	(198,020)
Inventory	(3,612)	(15,582)
Licenses	(60,085)	(32,864)
Software development	(213,635)	(170,679)
Prepaid expenses and other current assets	(16,191)	2,036
Accounts payable	4,960	44,075
Accrued and other liabilities	50,790	50,339
Income taxes	27,027	(1,489)
Net cash used in operating activities	(200,032)	(89,722)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	112,156	498,689
Purchases of available-for-sale investments	(47,365)	(372,072)
Other long-term assets	111	(351)
Acquisitions, net of cash acquired	(2,847)	(8,332)
Net proceeds from sale of discontinued operations	2,042	1,513
Purchases of property and equipment	(7,881)	(16,224)
Net cash provided by investing activities	56,216	103,223

FINANCING ACTIVITIES:
Stock repurchase	—	(41,776)
Proceeds from issuance of common stock to employees	8,541	20,545
Proceeds from secured line of credit borrowings	26,600	—
Repayment of secured line of credit	(635)	—
Excess tax benefit related to stock-based awards	—	2,325
Net cash provided by (used in) financing activities	34,506	(18,906)
Effect of exchange rate changes on cash	(9,315)	(910)
Net decrease in cash and cash equivalents	(118,625)	(6,315)
Cash and cash equivalents — beginning of period	247,820	174,748
Cash and cash equivalents — end of period	$129,195	$168,433

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its wholly-owned subsidiaries (collectively “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to licenses, software development, accounts receivable allowances, income taxes, impairment of goodwill, and stock-based compensation expense.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009.  THQ and ICE own equal interests in THQ*ICE.  In accordance with Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”, we have determined that we are the primary beneficiary of THQ*ICE, as we believe we would receive the majority of expected returns or absorb the majority of expected losses.  Accordingly, we have consolidated the results of THQ*ICE in the accompanying consolidated financial statements.

Fiscal Quarter.

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three and nine month periods ended December 31, 2008 and 2007 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2008	13 weeks	December 27, 2008
Three months ended December 31, 2007	13 weeks	December 29, 2007
Nine months ended December 31, 2008	39 weeks	December 27, 2008
Nine months ended December 31, 2007	39 weeks	December 29, 2007

2.   Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses) as of December 31, 2008 (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities	$11,639	$—	$(38)	$11,601
Corporate securities	4,122	—	(630)	3,492
Total short-term investments	15,761	—	(668)	15,093
Long-term investments
Municipal securities (1)	6,325	—	(433)	5,892
Total long-term investments	6,325	—	(433)	5,892
Total available-for-sale investments	$22,086	$—	$(1,101)	$20,985
Put option				5,229
Trading securities(1)				25,271
Total long-term investments, pledged				30,500
Total investment securities				$51,485

(1) The municipal, trading, and corporate securities included in the table above and classified as long-term are all auction rate securities with the majority collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

Available-for-sale investments

The gross unrealized losses on our short-term available-for-sale investments in the above table were primarily caused by a decrease in the fair value of the investments as a result of an increase in market interest rates.  None of the available-for-sale securities included in the above table have been in an unrealized loss position for more than 12 months.

During the nine months ended December 31, 2008, our available-for-sale investments included in the table above had a decline in fair value of $1.2 million that was deemed temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.  As such, an unrealized loss in this amount was recorded to other comprehensive income.

In addition, we had a pre-tax unrealized holding loss on our investment in Yuke’s Co., Ltd. (“Yuke’s”) that is classified as available-for-sale and is included in other long-term assets, net (see “Note 7 – Other Long-Term Assets”).

During the quarter ended September 30, 2008, we recorded an impairment charge of $4.6 million to interest and other income, net, related to declines in fair value that we concluded were other than temporary.  Of this impairment, $2.0 million related to a downgrade in one security’s rating from A to CCC-; and $2.6 million related to auction rate securities (“ARS”) that were required to be unwound as a result of Lehman Brothers filing for bankruptcy protection.

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity as of December 31, 2008 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$15,761	$15,093
Due after one year through two years	—	—
Total short-term investments	15,761	15,093
Long-term investments:
Due after one year through five years	500	490
Due after five years through ten years	—	—
Due after ten years	5,825	5,402
Total long-term investments	6,325	5,892
Total available-for-sale investments	$22,086	$20,985

Auction Rate Securities

As of December 31, 2008 we had approximately $2.7 million of ARS classified as short-term investments.  Additionally, we had $31.2 million of ARS classified as long-term investments, of which $25.3 were considered trading securities.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS (the “UBS Agreement”).   The UBS Agreement provides us with Auction Rate Securities Rights (“Rights”) to sell such ARS to UBS at the par value of the underlying securities at any time during the period June 30, 2010 through July 2, 2012.  These Rights are a freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option.  Under the UBS Agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice, and must pay us par value for the ARS within one day of the settlement.  As of December 31, 2008, the put option had a fair value of $5.2 million and is recorded in long-term investments, pledged and a gain of $5.2 million is recorded in interest and other income, net in the accompanying condensed consolidated statement of operations for both the three and nine months ended December 31, 2008.

Additionally, pursuant to the UBS Agreement, we have the ability to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continue to be illiquid or until June 30, 2010 (see “Note 10 – Secured Credit Lines”) and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  The credit line is secured by our ARS held with UBS, which have a par value of $30.8 million and a fair value of $25.3 million at December 31, 2008.  As of December 31, 2008, we have borrowed $21.6 million under the UBS Agreement. The ARS held with UBS that were previously reported as available-for-sale were transferred to trading securities and are classified as long-term investments, pledged.  We recorded a charge of $5.5 million for the mark-to-market adjustment related to these trading securities in interest and other income, net.

In aggregate, approximately $0.3 million of net mark-to-market losses have been recorded in interest and other income, net in the accompanying condensed consolidated statement of operations, related to trading securities still held at December 31, 2008.

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

FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  We used the following methods and assumptions to estimate the fair value of the investment securities included in the table above:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$50,664	$—	$—	$50,664
Short-term investments:
Municipal securities	—	8,901	2,700	11,601
Corporate securities	1,788	1,704	—	3,492
Long-term investments:
Municipal securities	—	—	31,163	31,163
Put option	—	—	5,229	5,229
Investment in Yuke’s	6,580	—	—	6,580
Total	59,032	10,605	39,092	108,729

Level 3 assets primarily consist of ARS, the majority of which are AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program.  Most of the remaining securities are backed by monoline bond insurance companies.  We have historically invested in these securities for short periods of time as part of our cash management program.  However, the recent uncertainty in the credit markets has prevented us and other investors from selling these securities.  As such, we classified $36.4 million of these investments as long-term as of December 31, 2008 to reflect the current lack of liquidity.  We believe we have the ability to, and intend to, hold the ARS classified as available-for-sale until the auction process recovers.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

We have estimated the fair value of these investments using a discounted cash flow analysis that considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.

We have elected fair value accounting for the put option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), recorded in connection with an ARS settlement agreement signed with UBS as discussed above.  This election was made in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We have estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gives us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2008:

Level 3 Fair Value Measurements
Balance at March 31, 2008	$54,419
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,836)
Included in accumulated other comprehensive income	897
Purchases, sales, issuances and settlements, net	(7,475)
Transfers in/(out) of Level 3	(3,913)
Balance at December 31, 2008	$39,092

Transfers out of Level 3 represent three ARS related to the Lehman Brothers bankruptcy, that are now valued using Level 1 and Level 2 inputs of the underlying securities we have received and expect to receive.

Financial Instruments.  As of December 31, 2008 and March 31, 2008, we had foreign exchange forward contracts in the notional amount of $58.1 million and $97.0 million, respectively, with a fair value that approximates zero at both December 31, 2008, and March 31, 2008.  We estimate the fair value of these contracts using inputs obtained in quoted public markets.  The net (loss) gain recognized from foreign currency contracts during the three and nine month periods ended December 31, 2008 was $(2.2) million and $(3.0) million, respectively, and the net (loss) gain recognized from foreign currency contracts during the three and nine month periods ended December 31, 2007 was $1.8 million and $1.6 million, respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales – software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  If actual gross revenues, or revised projected gross revenues, fall below the initial projections, the charge to cost of sales – software amortization and royalties may be larger than anticipated in any given quarter.  In the three months ended December 31, 2008 and 2007, respectively, we recorded approximately $29.8 million and $17.9 million of additional amortization expense related to the cancellation of unreleased titles.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products.  Any additional compensation earned beyond the milestone payments is expensed to cost of sales – software amortization and royalties as earned.

5.   Goodwill

The changes in the carrying amount of goodwill for the nine months ended December 31, 2008 are as follows (in thousands):

Balance at March 31, 2008	$122,385
Purchase accounting adjustments	867
Effect of foreign currency exchange rates and other	(5,121)
Impairment charges	(118,131)
Balance at December 31, 2008	$—

We perform an annual assessment of goodwill for impairment during the fourth quarter of each year or more frequently, if events or circumstances occur that would indicate a reduction in the fair value of the Company.  In the latter half of the third quarter of fiscal 2009, our stock price declined significantly, resulting in a market capitalization that was substantially below the carrying value of our net assets.  In addition, the unfavorable macroeconomic conditions and uncertainties have adversely affected our environment. As a result, in connection with the preparation of the accompanying financial statements, we performed an interim goodwill impairment test consistent with SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

We performed the first step of the two-step impairment test required by FAS 142 which includes comparing the fair value of our single reporting unit to its carrying value.  Due to the current market conditions, our analysis was weighted towards the market value approach, which is based on recent share prices, and includes a control premium based on recent transactions that have occurred within our industry, to determine the fair value of our single reporting unit.  We concluded that the fair value of our single reporting unit was less than the carrying value of our net assets and performed the second step of the impairment test.  Our step two analysis involved preparing an allocation of the estimated fair value of our reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination.  Based on our preliminary analysis, we recorded goodwill impairment charges of $118.1 million during the quarter ended December 31, 2008, representing the entire amount of our previously recorded goodwill.

6.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets.  Other intangible assets are as follows (in thousands):

		December 31, 2008			March 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-5 years	$6,272	$(1,214)	$5,058	$3,504	$(562)	$2,942

Trade names	3-10 years	2,571	(776)	1,795	2,844	(673)	2,171

Non-compete / Employment contracts	1.5-6.5 years	1,195	(452)	743	2,383	(1,127)	1,256
Total other intangible assets		$10,038	$(2,442)	$7,596	$8,731	$(2,362)	$6,369

Amortization of other intangible assets was $0.6 million and $1.3 million for the three and nine month periods ended December 31, 2008, respectively, and $0.2 million and $0.7 million for the three and nine month periods ended December 31, 2007, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years, and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with our accounting policy we assess long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  During the three months ended December 31, 2008, we performed a preliminary evaluation of our long-lived assets for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  FAS 144 indicates that the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, and an impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  As a result of our preliminary evaluation of our long-lived assets we concluded no impairment was indicated.

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2009	$542
2010	2,132
2011	1,870
2012	1,261
2013	813
Thereafter	978
$7,596

7.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer. We own less than a 20% interest in Yuke’s, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of accumulated other comprehensive income until realized. For the nine months ended December 31, 2008 and 2007 the pre-tax unrealized holding gain (loss) related to our investment in Yuke’s was approximately $(0.5) million and $1.8 million, respectively.  As of December 31, 2008, the inception-to-date unrealized holding gain on our investment in Yuke’s was $3.4 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of December 31, 2008 and March 31, 2008 are as follows (in thousands):

	December 31, 2008	March 31, 2008
Investment in Yuke’s	$6,580	$7,080
Other intangible assets (see Note 6)	7,596	6,369
Other	3,777	6,553
Total other long-term assets	$17,953	$20,002

8.   Balance Sheet Details

Inventory.  Inventory at December 31, 2008 and March 31, 2008 consists of the following (in thousands):

	December 31,	March 31,
	2008	2008
Components	$2,791	$1,849
Finished goods	36,737	36,391
Inventory	$39,528	$38,240

Property and Equipment, net.  Property and equipment, net at December 31, 2008 and March 31, 2008 consists of the following (in thousands):

	Useful	December 31,	March 31,
	Lives	2008	2008
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	61,163	63,646
Furniture, fixtures and equipment	5 yrs	8,592	9,476
Leasehold improvements	3-6 yrs	13,676	15,715
Automobiles	2-5 yrs	58	105
		84,620	90,073
Less: accumulated depreciation		(45,090)	(39,608)
Property and equipment, net		$39,530	$50,465

Depreciation expense associated with property and equipment amounted to $4.4 million and $13.6 million for the three and nine month periods ended December 31, 2008, respectively, and $4.5 million and $12.7 million for the three and nine month periods ended December 31, 2007, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at December 31, 2008 and March 31, 2008 consist of the following (in thousands):

	December 31,	March 31,
	2008	2008
Accrued liabilities	$48,699	$39,876
Accrued compensation	38,231	39,939
Accrued venture partner expense	52,810	37,809
Deferred revenue, net – packaged software product	28,393	30,864
Accrued third-party software developer milestones	20,816	10,594
Accrued royalties	66,028	43,020
Accrued and other current liabilities	$254,977	$202,102

Deferred revenues, net – packaged software product, consists of net sales from packaged software products bundled with online services considered to be more-than-inconsequential to the software product.  Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.  At December 31, 2008 the deferred costs related to this deferred revenue were $17.4 million and are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

Other Long-Term Liabilities.  Other long-term liabilities at December 31, 2008 and March 31, 2008 consist of the following (in thousands):

	December 31,	March 31,
	2008	2008
Accrued royalties	$22,470	$35,004
Unrecognized tax benefits and related interest	5,461	5,461
Accrued liabilities	4,351	3,714
Other long-term liabilities	$32,282	$44,179

9.   Restructuring

In November 2008, we announced that we created a new strategic plan in an effort to increase our profitability and grow revenue in future periods.  We have been significantly realigning our business to focus on fewer, higher quality games, a more even product flow throughout the year, and an operating structure that supports our more focused product strategy.  As of December 31, 2008, the realignment has included the cancellation of several titles that were in development but that had not been publicly announced, the closure of five studios and a reduction in product development personnel of approximately 250 people, and the streamlining of our corporate organization in order to support the new product strategy.

As a result of these initiatives, we recorded a $4.8 million restructuring charge for the quarter ended December 31, 2008.  Restructuring charges include the costs associated with lease abandonments, less estimates of sublease income, write-off of related fixed assets due to the studio closures, as well as other non-cancellable contracts.  Additional facility charges will be recorded in future periods as the restructuring plan is completed and facilities are vacated.

We also incurred non-cash charges of $29.8 million, recorded in cost of sales – software amortization and royalties, related to the write-off of capitalized software for games that have been cancelled.  In addition, we incurred $6.2 million in cash charges related to severance and other employee benefits for terminated employees.  Employee related severance costs are classified in product development, selling and marketing, and general and administrative expenses in the accompanying consolidated statements of operations based upon the terminated employee’s classification.

The following table summarizes the significant components and activity under the realignment plan for the nine months ended December 31, 2008 (in thousands) and the accrual balance as of December 31, 2008:

	Balance at March 31, 2008	Charges	Write- offs	Cash Payments	Foreign Currency Translation	Balance at December 31, 2008

Lease and other contract termination costs	$—	$3,664	$—	$(1,009)	$(14)	$2,641
Asset impairment	—	1,088	(1,088)	—	—	—
Total	$—	$4,752	$(1,088)	$(1,009)	$(14)	$2,641

As of December 31, 2008, $0.8 million is included in short-term liabilities and $1.8 million is included in other long-term liabilities related to future lease payments.

On February 4, 2009, in response to continuing macroeconomic uncertainty, we announced additional cost reductions meant to drive further efficiency improvements (see “Note 20 – Subsequent Events”).

10.   Secured Credit Lines

In October 2008, we obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see “Note 2 – Investments”).   The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS.  The credit line is secured by our ARS held with UBS, which have a par value of $30.8 million and a fair value of $25.3 million at December 31, 2008.  All interest, dividends, distributions, premiums, and other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit.  Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments.  If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require us to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance.  UBS’ intent is to cause the interest rate payable by us to be equal to the weighted average interest or dividend rate payable to us on the ARS pledged as collateral.  Upon cancellation of the line of credit, we will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.  There was $21.6 million outstanding on this line of credit at December 31, 2008.

In December 2008, we obtained a margin account at Wachovia Securities (now Wells Fargo & Company (“Wells Fargo”)).  The terms of the margin account enable us to borrow against certain of our ARS.  The margin account is secured by our ARS held with Wells Fargo, which have a par value of $9.0 million and a fair value of $8.6 million at December 31, 2008.  The interest rate on borrowing is currently set at LIBOR plus a margin.  There was $4.3 million outstanding on this margin account at December 31, 2008.

11.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2008 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2009	$46,951	$1,815	$4,043	$—	$3,411	$56,220
2010	61,438	7,417	15,630	—	—	84,485
2011	54,345	7,793	14,441	—	—	76,579
2012	6,850	4,017	12,043	—	—	22,910
2013	600	3,617	8,779	—	—	12,996
Thereafter	2,000	2,713	17,068	—	—	21,781
	$172,184	$27,372	$72,004	$—	$3,411	$274,971

(1)

Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2008 are approximately $172.2 million. License/software development commitments in the table above include $59.9 million of commitments to licensors that are included in our condensed consolidated balance sheet as of December 31, 2008 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)

Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Of these obligations, $0.8 million and $1.8 million are accrued and classified as short-term liabilities and long-term liabilities, respectively in the accompanying consolidated balance sheet, due to abandonment of certain lease obligations pursuant to our business restructuring.

(4)

Letters of Credit. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged investments to the bank as collateral in an amount equal to 110% of the amount of any outstanding stand-by letters of credit. As of December 31, 2008, we did not have any outstanding letters of credit.

(5)

Other. In fiscal 2008 and 2009 we entered into various international distribution agreements with two year terms. Pursuant to the terms of these agreements, we had purchase commitments of approximately $1.4 million as of December 31, 2008.  These commitments are included in the table above and are not included in current liabilities in our December 31, 2008 condensed consolidated balance sheet.

Pursuant to the terms of our acquisitions of both Universomo and Big Huge Games, there is additional consideration of $2.0 million included in accrued and other current liabilities in our December 31, 2008 condensed consolidated balance sheet and included in the table above. We may have to pay additional consideration of $0.8 million in cash (contractually denominated as 0.6 million Euros) and $4.7 million in stock

(at acquisition date fair value) in future periods if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreements.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of December 31, 2008 we had $12.5 million of unrecognized tax benefits. See “Note 14 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Indemnity Agreements.   We enter into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer, and Chief Financial Officer (or any person acting in this capacity), to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of their service as members of our Board of Directors, Chief Executive Officer, or Chief Financial Officer (or any person acting in this capacity).  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnities in the event of an indemnification request.

Legal Proceedings

WWE Related Lawsuits.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), us,  THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On March 31, 2006, the Court granted the defendants’ motions to dismiss claims under the Robinson-Patman Act and the Sherman Act.  On December 21, 2007, the Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Court’s March 2006 order dismissing WWE’s antitrust claims.  The Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE has appealed the Court’s rulings, and a briefing schedule for the appeal has been established.  The Court has also granted our motion to withdraw without prejudice our cross-appeals in this action.

On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that our agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and seek monetary damages.  At a hearing on May 8, 2007, the Court granted WWE’s request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action, including our CEO, Brian Farrell.  Following the dismissal of WWE’s lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted.  As a result, the claims by WWE in Connecticut represented a combination of the earlier claims relating to the Yuke’s agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York.  On August 29, 2008, the Court granted motions for summary judgment filed by us and other defendants, dismissing the claims that were Connecticut equivalents of the claims previously pending in the Southern District of New York.  On December 12, 2008, the Court denied a request by WWE to rehear arguments on these claims.  WWE filed a notice of appeal of the dismissal on December 31, 2008.  We have now filed an answer to the remaining claims. Discovery in this action is scheduled to be completed by June 2009, and the case is currently scheduled to be ready for trial by May 1, 2010.  On January 20, 2008, WWE filed a motion for partial summary judgment with respect to its claims that our agreements with Yuke’s violated a provision of the WWE videogame license prohibiting sublicense without WWE’s written consent. On July 1, 2008, we filed a cross-complaint against JAKKS, alleging that, if WWE’s allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint.  However, in light of the early status of this litigation, we cannot estimate a possible loss, if any.  Games we develop based upon our WWE videogame license contributed to approximately 24% of our net sales in the nine months ended December 31, 2008.  Such games represented approximately 25%, 15%, and 15% of our net sales in fiscal 2008, 2007 and 2006, respectively.  As a result, the loss of the WWE license could have a negative impact on our future financial results.

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

The parties have not reached agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, the parties are currently engaged in arbitration to resolve this dispute.  Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period.  Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate.  However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement.  On April 30, 2007, we filed a petition to compel arbitration and appoint an arbitrator in the Superior Court of the State of California for the County of Los Angeles, West District.  At a hearing on June 19, 2007 (with a subsequent order entered on June 25, 2007), the Court established a process for selecting an arbitrator and denied a request by JAKKS for provisional relief requesting that, pending conclusion of the arbitration, THQ either be enjoined from distributing to itself any proceeds from the LLC since June 2006 or be compelled to resume payments to JAKKS at the same rate that was in effect prior to June 2006.  Pursuant to a joint stipulation proposed by the parties, on July 8, 2008 the Court issued the order appointing an arbitrator.  On December 1, 2008, the arbitrator ordered an arbitration schedule, which was revised in January 2009.  The current schedule provides for an exchange of proposals and initial briefs by the parties in early February 2009.

Since we have been accruing the preferred payment to JAKKS, since July 1, 2006, at the previous rate, we do not expect the resolution of this dispute to have a material adverse impact on our results of operations; however, payment to JAKKS of the accrued amount, or another amount as determined by the arbitrator, could have a negative impact upon our financial position or operating cash flows.

On December 26, 2008, JAKKS sent us a demand for books and records pursuant to Section 18-305 of the Delaware LLC Act.  Following communication between our respective counsel regarding this demand, on January 16, 2009, JAKKS filed a complaint for inspection of the books and records of the LLC with the Court of Chancery in the State of Delaware.  We have objected to the information demanded by JAKKS on a number of grounds, and will respond to this complaint in due course.

12.   Stock-based Compensation

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (SARs), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of December 31, 2008, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  Prior to July 31, 2008, awards other than shares subject to awards of stock options or SARS counted as 1.6 shares for every one granted against the share limit.  As of December 31, 2008, we had 5,903,598 shares under the LTIP available for grant.

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

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan (“ESPP”).   Under the ESPP, our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an “Offering Period”).  The total number of shares of THQ common stock that may be issued under the ESPP shall not exceed 1,000,000 shares.  The first business day of each Offering Period is referred to as the “Offering Date.”  The last business day of each Offering Period is referred to as the “Purchase Date.”  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the

Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period.  As of December 31, 2008, we had 496,943 shares available for issuance under the ESPP.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs, RSUs and ESPP options.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU, DSU and RSU awards.

For the three and nine month periods ended December 31, 2008 and 2007, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Cost of sales – software amortization and royalties	$2,629	$2,413	$4,357	$5,391
Product development	(181)	1,262	1,691	3,434
Selling and marketing	345	573	2,026	2,083
General and administrative	1,880	482	5,455	6,813
Stock-based compensation expense	$4,673	$4,730	$13,529	$17,721

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in “Note 4 – Software Development.”  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2008	$2,802
Stock-based compensation expense capitalized during the period	4,632
Amortization of capitalized stock-based compensation expense	(4,356)
Balance at December 31, 2008	$3,078

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the nine months ended December 31, 2008 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the nine months ended December 31, 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of options is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended December 31,		Nine Months Ended December 31,
Stock Option Grants	2008	2007	2008	2007
Dividend yield	—%	—%	—%	—%
Anticipated volatility	51%	35%	46%	36%
Weighted-average risk-free interest rate	1.4%	3.5%	1.8%	4.4%
Expected lives	3.0 years	3.0 years	3.0 years	3.2 years

The fair value of our ESPP options for the six month offering periods that began on September 2, 2008, and September 4, 2007, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $3.98 and $7.63, respectively.

	Nine Months Ended December 31,
Employee Stock Purchase Plan	2008	2007
Dividend yield	—%	—%
Anticipated volatility	37%	37%
Weighted-average risk-free interest rate	1.9%	4.2%
Expected lives	0.5 years	0.5 years

A summary of our stock option activity for the nine months ended December 31, 2008, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2008	8,117	$22.10
Granted	3,620	$11.01
Exercised	(437)	$13.71
Forfeited/expired/cancelled	(1,586)	$19.99
Outstanding at December 31, 2008	9,714	$18.69	3.3	$—
Vested and expected to vest	8,773	$18.98	3.2	$—
Exercisable at December 31, 2008	4,295	$21.64	2.0	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at December 31, 2008.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at December 31, 2008.  There were no stock options exercised during the three months ended December 31, 2008.  The aggregate intrinsic value of stock options exercised was $2.6 million during the nine months ended December 31, 2008, respectively, and $5.4 million and $17.2 million during the three and nine months ended December 31, 2007, respectively.

The weighted-average grant-date fair value per share of options granted during the three and nine month periods ended December 31, 2008 was $2.32 and $3.42, respectively, and was $7.17 and $9.02 during the three and nine month periods ended December 31, 2007, respectively.

A summary of the status of our nonvested shares as of December 31, 2008 and changes during the nine months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2008	612	$22.16
Granted	354	$18.35
Vested	(10)	$15.18
Forfeited/cancelled	(131)	$21.98
Nonvested shares at December 31, 2008	825	$20.64

The unrecognized compensation cost that we expect to recognize related to our nonvested stock-based awards at December 31, 2008, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at December 31, 2008	Weighted- Average Period (in years)
Stock options	$17,530	1.4
Nonvested shares	9,630	2.7
ESPP	288	0.2
	$27,448

Cash received from exercises of stock options for the nine months ended December 31, 2008 and 2007 was $8.5 million and $18.3 million, respectively.  The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled zero and $5.0 million for the nine months ended December 31, 2008 and 2007, respectively.

The fair value of all our stock-based awards that vested during the three and nine month periods ended December 31, 2008 was $1.3 million and $13.5 million, respectively.  The fair value of all our stock-based awards that vested during the three and nine month periods ended December 31, 2007 was $4.1 million and $19.8 million, respectively.

Non-Employee Stock Warrants.   In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual properties. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the nine months ended December 31, 2008 and 2007.

At December 31, 2008 and 2007, we had 390,000 stock warrants outstanding with a weighted-average exercise price per share of $12.32.

In accordance with the Emerging Issues Task Force’s (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3 — Licenses, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the three months ended December 31, 2008 and 2007, approximately $0.1 million was amortized and included in cost of sales — license amortization and royalties expense.  For the nine months ended December 31, 2008 and 2007, approximately $0.4 million was amortized and included in cost of sales — license amortization and royalties expense.

13.   Capital Stock Transactions

As of March 31, 2008 we had $28.6 million authorized and available for repurchases of our common stock.  During the nine months ended December 31, 2008, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

14.  Income Taxes

In accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109), we evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required.  FAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified. FAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  We have had three years of cumulative U.S. tax losses, and we can no longer rely on common tax planning strategies to use U.S. deferred tax assets.  Therefore, during the second quarter of fiscal 2009, we recorded a valuation allowance of $71.6 million against our U.S. deferred tax assets. During the third quarter of fiscal 2009, we increased the deferred tax asset valuation allowance by $41.6 million to $113.2 million.  The increase in the valuation allowance includes $9.9 million of goodwill impairments for which we had tax basis.

At December 31, 2008 we had net deferred tax asset after valuation allowance of $6.5 million.  The ultimate realization of our net deferred asset of $6.5 million at December 31, 2008 is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets through guaranteed profit percentages recorded at our foreign distributors.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

Our income tax benefit for the quarter ended December 31, 2008 was $5.8 million compared to $5.2 million of income tax expense for the same period last year.  The effective rate for the three months ended December 31, 2008 was 2.9% compared to 27.2% in the prior year period.  The tax benefit for the quarter ended December 31, 2008 is primarily related to the appropriate intra-period allocation of tax as caused by the change in our FY 2009 forecasted income.

Our income tax expense for the nine months ended December 31, 2008 was $37.9 million compared to an income tax benefit of $14.6 million for the same period last year.  The effective rate for the nine months ended December 31, 2008 was (12.7%) compared to 86.3% in the prior year period.  The significant change in our effective rate resulted primarily from the recording of the $113.2 million valuation allowance for deferred tax assets during the nine months ended December 31, 2008, and the recording of a $118.1 million goodwill impairment charge (the majority of which is not tax deductible).

As of March 31, 2008, we had $11.6 million in unrecognized tax benefits, of which $5.0 million would impact our effective tax rate if recognized.  As of December 31, 2008, we had $12.5 million in unrecognized tax benefits, of which $5.8 million would impact our effective tax rate if recognized.

The unrecognized tax benefits at December 31, 2008 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Germany, France, Italy, Switzerland, Australia, United Kingdom, Denmark, Spain, Singapore, Japan, and Korea.  Our federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  With a few immaterial exceptions, we are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under audit for years 2005-2007 by the Internal Revenue Service. Our French subsidiary was under audit for years 2004-2007, for which a settlement has been reached.   Management believes that its accrual for tax liabilities is adequate for all open audit years.

We do not anticipate the recognition of any unrecognized tax benefits within the next 12 months.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of December 31, 2008, we had accrued $0.6 million for interest and zero for the potential payment of penalties.

15.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP.  Effective April 1, 2006, we adopted FAS 123R using the modified prospective transition method (see “Note 12 — Stock-based Compensation” for further disclosure of our stock-based compensation plans and our adoption of FAS 123R).  In applying the treasury stock method in determining our dilutive potential common shares, assumed proceeds from dilutive weighted-average outstanding options as of December 31, 2008 and 2007 include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FAS 123R.  The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
Net earnings (loss) used to compute basic and diluted earnings (loss) per share	$(191,754)	$15,507	$(334,238)	$(806)
Weighted-average number of shares outstanding — basic	66,997	66,118	66,769	66,502
Dilutive effect of potential common shares	—	1,697	—	—
Number of shares used to compute earnings (loss) per share — diluted	66,997	67,815	66,769	66,502

As a result of our net loss for the three month period ended December 31, 2008 and the nine month periods ended December 31 2008 and 2007, 10.2 million, 8.4 million, and 4.8 million potential common shares have been excluded from the computation of diluted loss per share, respectively, as their inclusion would have been antidilutive.

For the three month period ended December 31, 2007 we excluded 3.9 million potential common shares from the computation of diluted earnings per share as their inclusion would have been antidilutive.

Had we reported net income for the three and nine month periods ended December 31, 2008, an additional 0.4 million and 0.7 million shares of common stock, respectively would have been included in the number of shares used to calculate diluted earnings per share.  Had we reported net income for the nine month period ended December 31, 2007, an additional 2.1 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share.

16.   Comprehensive Loss

The table below presents the components of our comprehensive loss for the three and nine month periods ended December 31, 2008 and 2007 (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(191,754)	$15,507	$(334,238)	$(806)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,758)	(2,490)	(24,996)	5,127
Unrealized gain (loss) on investments arising during the period, net of tax of $296, $(310), $3,068 and $(682), respectively	915	769	(5,114)	1,454
Less: Reclassification of losses included in net income (loss), net of tax of $(1,162), and $(2,872), respectively	1,936	—	4,787	—
Other comprehensive income (loss)	(11,907)	(1,721)	(25,323)	6,581
Comprehensive income (loss)	$(203,661)	$13,786	$(359,561)	$5,775

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

17.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three and nine month periods ended December 31, 2008 and 2007 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2008
Net sales to unaffiliated customers	$212,220	$124,906	$20,184	$357,310
Total assets	622,828	131,506	28,619	782,953

Nine months ended December 31, 2008
Net sales to unaffiliated customers	$363,572	$253,132	$43,000	$659,704

Three months ended December 31, 2007
Net sales to unaffiliated customers	$278,294	$202,253	$29,062	$509,609
Total assets	830,971	262,215	25,097	1,118,283

Nine months ended December 31, 2007
Net sales to unaffiliated customers	$422,190	$363,648	$57,605	$843,443

Information about THQ’s net sales by platform for the three and nine month periods ended December 31, 2008 and 2007 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2008	2007	2008	2007
Consoles
Microsoft Xbox 360	$91,631	$62,846	$131,738	$117,611
Microsoft Xbox	—	349	—	2,101
Nintendo Wii	63,433	52,952	117,241	68,190
Nintendo GameCube	6	767	121	6,741
Sony PlayStation 3	47,964	59,949	66,239	73,231
Sony PlayStation 2	49,009	130,590	82,697	218,845
	252,043	307,453	398,036	486,719
Handheld
Nintendo Dual Screen	63,474	103,030	139,349	172,213
Nintendo Game Boy Advance	132	15,027	3,262	32,358
Sony PlayStation Portable	21,753	43,150	43,366	67,918
Wireless	5,942	5,286	17,320	14,534
	91,301	166,493	203,297	287,023

PC	13,966	35,663	58,371	69,303
Other	—	—	—	398
Total Net Sales	$357,310	$509,609	$659,704	$843,443

18.   Recently Issued Accounting Pronouncements

Adoption of new Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this statement on April 1, 2008 and did not make this election for any of our existing financial assets and liabilities. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows.  The Company did elect the fair value option for an asset acquired in the third quarter of fiscal 2009 (see “Note 2 — Investments”).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will be our fourth quarter of fiscal year 2009.  We adopted this statement on January 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

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

In December 2008, FASB issued FSP SFAS 140-4 and FASB Interpretation (“FIN”) 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)-8”).  This disclosure-only FSP is intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R)-8 is effective for reporting periods (annual or interim) ending after December 15, 2008. We adopted this statement for our quarter ended December 31, 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

19.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of December 31, 2008 we received approximately $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the nine months ended December 31, 2008.  The gain is presented as gain on sale of discontinued operations, net of tax in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration is outstanding as of December 31, 2008.

20.   Subsequent Events

On February 4, 2009, in response to continued economic weakness and uncertainty in the market, we announced additional cost reduction actions consistent with our new strategy (see “Note 9 — Restructuring” for additional information on the realignment plan initiated in November 2008).  We intend to reduce additional costs in product development spending through studio dispositions and other project and headcount reductions.  We also intend to reduce sales, marketing and corporate expenses globally through headcount and other cost reductions.  As part of our execution on these additional cost cutting measures, we have downsized our THQ Wireless operations by approximately 100 people and narrowed our focus to publish games for high-end wireless devices.  At this time, we are unable to estimate the charges that we will incur in connection with these additional cost reduction actions.  However, we expect the charges to consist primarily of costs associated with lease abandonments, the write-off of fixed assets due to studio closures, the write-off of capitalized software for cancelled games, costs associated with non-cancellable contracts, and severance and other employee benefit costs for terminated employes.

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

Overview

The following overview is a top level discussion of our operating results, as well as trends that have, or that we reasonably believe will, impact our operations. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine month periods ended December 31, 2008, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in other documents we have filed with the SEC.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•                  Home video game consoles such as Microsoft Xbox 360, Nintendo Wii, Sony PlayStation 3 and Sony PlayStation 2;

•                  Handheld platforms such as Nintendo DS, Sony PSP and wireless devices; and

•                  Personal computers (including games played online).

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

Trends Affecting Our Business

Our revenues and profitability decreased in the nine months ended December 31, 2008 as compared to the same period last fiscal year.  We expect that our revenues and profitability for our current fiscal year ending March 31, 2009, will be lower than our revenues and profitability in the fiscal year ended March 31, 2008.  The decreases are related to the following significant trends affecting our business:

General Economic Conditions.  We expect lower net sales and operating income in fiscal 2009 as compared to fiscal 2008, partly due to the macroeconomic environment, which began to impact our sales in certain international territories at the end of our second fiscal quarter.  We continued to experience more conservative consumer spending during the holiday quarter, brought on by the slowing global economy, and we expect this trend to continue for the foreseeable future.  Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels.

In addition to reduced consumer spending and reduced purchases of our games in our distribution channels, our profitability during fiscal 2009 has been negatively affected due to the insolvency of some of our major retail distributors, including Circuit City in the United States and EUK in the United Kingdom.  The inability to pay us or the insolvency of other major customers would further impact our profitability.

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

Shift in Kids Preferences.  Growth in our kids licensed business has slowed considerably and the business has become less profitable.  During the last year, we have seen kids preferences shift from games based on traditional licensed movies and television shows, such as WALL•E and SpongeBob SquarePants, to original games published by Nintendo for play on their platforms, such as its Super Mario games, and games that tap into mass-market trends, such as music games.  Additionally, sales of our games on the “kid friendly” PlayStation 2 decreased by approximately $136.1 million during the nine months ended December 31, 2008 as compared to the same period in the prior year.  We believe that much of this business has shifted to the Nintendo Wii and that, as discussed above, kids are choosing to play original Nintendo games and music games on this console.

Foreign Currency Exchange Rates Impact on Results of Operations.  Approximately 45% of our revenue for the nine months ended December 31, 2008 was produced by sales outside of North America.  We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency, and are subject to transaction gains and losses, which are recorded as a component in determining net income.  The income statements of our non-U.S. operations are translated into U.S. dollars at the month-to-date average exchange rates for each applicable month in a period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in decreased revenue, operating expenses and income from operations for our non-U.S. operations.  Similarly, our revenue, operating expenses and income from operations will increase for our non-U.S. operations if the U.S. dollar weakens against foreign currencies.

Seasonality.  The interactive entertainment software market is highly seasonal.  Sales are typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the holiday buying season.

Overview of Financial Results for the Three and Nine Month Periods Ended December 31, 2008

Our net loss for the three months ended December 31, 2008 was $191.8 million, or $2.86 per diluted share, compared to net income of $15.5 million, or $0.23 per diluted share, for the same period last fiscal year.  Our net loss from continuing operations for the nine months ended December 31, 2008 was $336.3 million, or $5.04 per diluted share, compared to a net loss from continuing operations of $2.3 million, or $.03 per diluted share, for the same period last fiscal year.  Our net loss for the nine months ended December 31, 2008 was $334.2 million, or $5.01 per diluted share, and included a $2.1 million gain on sale of discontinued operations.

Our profitability is dependent upon revenues from the sales of our video games.  Net sales in the three months ended December 31, 2008 decreased $152.3 million, or 30%, from the same period last fiscal year, to $357.3 million from $509.6 million. Net sales in the nine months ended December 31, 2008 decreased $183.7 million, or 22%, from the same period last fiscal year, to $659.7 million from $843.4 million.  The decrease in our net sales in the three and nine months periods ended December 31, 2008 was primarily due to a decrease in unit sales, unfavorable foreign currency changes, as well as a shift in product mix toward lower priced Wii and DS titles as compared to releases on the higher priced Xbox 360 and PS2 titles in the same periods last fiscal year.  The decrease in unit sales partially resulted from fewer new releases during fiscal 2008 as compared to the same periods last fiscal year. In addition, sales of WWE Smackdown vs. Raw 2009, WALL•E were lower than sales of WWE Smackdown vs. Raw 2008, Ratatouille, and Cars: Mater-National in the same periods last fiscal year.

Profitability is also affected by the costs and expenses associated with developing and publishing our games.  Excluding the impact of goodwill impairment charge of $118.1 million, costs and expenses decreased by $55.0 million, or 11%, in the three months ended December 31, 2008, and decreased by $31.5 million, or 4% in the nine months ended December 31, 2008, as compared to the same periods last fiscal year.  This decrease was primarily due to decreases in product costs, license amortization and royalties, and product development expense as compared to the same periods last fiscal year, which were the result of cost reductions in product development expenses and lower sales.

Our principal source of cash is from (1) sales of packaged interactive software games designed for play on home video game consoles, personal computers and handheld devices, (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash used in operations was $200.0 million in the nine months ended December 31, 2008, as compared to $89.7 million in the nine months ended December 31, 2007.  The increase in cash used in operations was primarily a result of an increase in our net loss for the nine months ended December 31, 2008 as compared to the same period last fiscal year as well as increases in our prepaid license spending offset by collections of accounts receivable.

Strategic Plan and Business Realignment

In November 2008, in order to address the significant trends affecting our business, we created a new strategic plan to focus on 1) developing a select number of high quality titles targeted at the core gamer, 2) extending our leadership in the fighting category, 3) reinvigorating the product portfolio and improving profitability in our kids’ business, 4) building strong casual game franchises, and 5) extending our brands into emerging online markets.  In the quarter ended December 31, 2008, we made changes to our organization to support this new business strategy. We restructured our product development organization under new studio management and discontinued a number of titles in our product pipeline that did not fit our strategic objectives.  As a result, we closed five of our studios and reduced our product development headcount by approximately 250 people, which was approximately 17% of our production staff.  Additionally, we realigned our sales, marketing and corporate organizational structure to support this more focused product strategy by reducing both costs and headcount in our corporate and global publishing organizations.

As a result of these realignment initiatives, we recorded a $4.8 million restructuring charge for the quarter ended December 31, 2008.  Restructuring charges include the costs associated with lease abandonments, less estimates of sublease income, write-off of related fixed assets due to the studio closures, as well as other non-cancellable contracts.  Additionally, as of December 31, 2008 we incurred non-cash charges of $29.8 million, recorded in cost of sales – software amortization and royalties, related to the write-off of capitalized software for games that have been cancelled.  We also incurred $6.2 million in cash charges related to severance and other employee benefits for terminated employees.  Employee related severance costs are classified in product development, selling and marketing, and general and administrative expenses in our consolidated statements of operations based upon the terminated employee’s classification.

On February 4, 2009, in response to continued economic weakness and uncertainty in the market, we announced additional cost reduction actions consistent with our new strategy.  We intend to reduce additional costs in product development spending through studio dispositions and other project and headcount reductions.  We also intend to reduce sales, marketing and corporate expenses globally through headcount and other cost reductions.  As part of our execution on these additional cost cutting measures, we have downsized our THQ Wireless operations by approximately 100 people and narrowed our focus to publish games for high-end wireless devices. At this time, we are unable to estimate the charges that we will incur in connection with these additional cost reduction actions.  However, we expect the charges to consist primarily of costs associated with lease abandonments, the write-off of fixed assets due to studio closures, the write-off of capitalized software for cancelled games, costs associated with non-cancellable contracts, and severance and other employee benefit costs for terminated employees.

We plan to achieve $100 million in incremental cost savings with the additional cost reduction actions, which are expected to be realized starting in fiscal 2010.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under the caption “Critical Accounting Estimates.”

Results of Operations - Comparison of the Three and Nine Month Periods Ended December 31, 2008 and 2007

Net Sales

In the three months ended December 31, 2008 and 2007, net sales were $357.3 million and $509.6 million, respectively, and in the nine months ended December 31, 2008 and 2007, net sales were $659.7 million and $843.4 million, respectively.  We derive revenue principally from (1) sales of packaged interactive software games designed for play on home video game consoles, personal computers and handheld devices, (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.

Net sales for the three and nine month periods ended December 31, 2008, are impacted by the deferral or recognition of revenue from the sale of titles with significant online functionality.  The balance of deferred revenue related to these titles is included within accrued and other current liabilities in our condensed consolidated balance sheets at December 31, 2008.  We recognize revenue from sales of these titles over an estimated service period of six months, which begins the month after shipment.   We also defer costs related to these titles, which are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

The following table details our net sales by territory for the three and nine month periods ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2008		2007		(Decrease)	Change
North America	$212,220	59.4%	$278,294	54.6%	$(66,074)	(23.7)%

Europe	124,906	35.0	202,253	39.7	(77,347)	(38.2)
Asia Pacific	20,184	5.6	29,062	5.7	(8,878)	(30.5)
International	145,090	40.6	231,315	45.4	(86,225)	(37.3)
Consolidated net sales	$357,310	100.0%	$509,609	100.0%	$(152,299)	(29.9)%

	Nine Months Ended December 31,				Increase/	%
	2008		2007		(Decrease)	Change
North America	$363,572	55.1%	$422,190	50.1%	$(58,618)	(13.9)%

Europe	253,132	38.4	363,648	43.1	(110,516)	(30.4)
Asia Pacific	43,000	6.5	57,605	6.8	(14,605)	(25.4)
International	296,132	44.9	421,253	49.9	(125,121)	(29.7)
Consolidated net sales	$659,704	100.0%	$843,443	100.0%	$(183,739)	(21.8)%

For the three and nine months ended December 31, 2008, net sales in North America, and Internationally were primarily driven by sales of our new releases, including WWE Smackdown vs. Raw 2009, WALL•E, and Saints Row 2.

North America

Net sales decreased $66.1 million, or 24%, from $278.3 million to $212.2 million in the three months ended December 31, 2008 as compared to the same period last fiscal year.  Net sales decreased $58.6 million, or 14%, from $422.2 million to $363.6 million in the nine months ended December 31, 2008 as compared to the same period last fiscal year.

The decrease in net sales for the three months ended December 31, 2008 was primarily due to a decline in unit sales, a shift in product mix toward lower priced Wii titles, and the deferral of $10.4 million of revenue related to games with significant online functionality for the three months ended December 31, 2008, with no comparable deferral of revenue in the same period last fiscal year. The decrease in unit sales was driven by lower sales of WWE Smackdown vs. Raw 2009 and WALL•E in the current period, compared to sales of WWE Smackdown vs. Raw 2008, Ratatouille, and Cars: Mater-National in the same period last fiscal year.

The decrease in net sales for the nine months ended December 31, 2008 was primarily due to a decline in unit sales and a shift in product mix toward lower priced Wii titles.  The decrease in unit sales was driven by fewer new releases and lower sales of WWE Smackdown vs. Raw 2009 and WALL•E in the current period compared to sales of WWE Smackdown vs. Raw 2008, Ratatouille, and Cars: Mater-National in the same period last fiscal year.

International

Net sales decreased $86.2 million, or 37%, from $231.3 million to $145.1 million in the three months ended December 31, 2008 as compared to the same period last fiscal year.  Net sales decreased $125.1 million, or 30%, from $421.3 million to $296.1 million in the nine months ended December 31, 2008 as compared to the same period last fiscal year.  We estimate that unfavorable changes in foreign currency rates during the three and nine month periods ended December 31, 2008 resulted in decreases of reported net sales of approximately $29.4 million and $20.5 million, respectively, as compared to the same periods last fiscal year.

Excluding the impact of foreign exchange, the decrease in net sales of $56.8 million for the three months ended December 31, 2008 was primarily due to a decline in unit sales and the deferral of $17.9 million of revenue related to games with significant online functionality for the three months ended December 31, 2008, with no comparable deferral of revenue in the same period last fiscal year. The decrease in unit sales was driven by lower sales of WWE Smackdown vs. Raw 2009 and WALL•E in the current period compared to sales of WWE Smackdown vs. Raw 2008, Ratatouille, and Cars: Mater-National in the same period last fiscal year.

Excluding the impact of foreign exchange, the decrease in net sales of $104.6 million for the nine months ended December 31, 2008 was primarily due to lower unit sales and a shift in product mix during the first half of fiscal 2008 toward lower priced Wii and DS titles as compared to the higher priced Xbox 360 and PS2 titles in the first half of fiscal 2007.  The decrease in unit sales was driven by the decline in the number of new releases, as well as lower sales of WWE Smackdown vs. Raw 2009 and WALL•E in the current period, compared to sales of WWE Smackdown vs. Raw 2008, Ratatouille, and Cars: Mater-National in the same period last fiscal year.

Costs and Expenses, Interest and Other Income, Income Taxes, Minority Interest and Discontinued Operations

Excluding the impact of goodwill impairment charges of $118.1 million, costs and expenses decreased by $55.0 million, or 11%, in the three months ended December 31, 2008, and decreased by $31.5 million, or 4%, in the nine months ended December 31, 2008, as compared to the same periods last fiscal year.  The decrease was primarily due to decreases in product costs, license amortization and royalties, and product development expense as compared to the same periods last fiscal year, which were the result of cost reductions in product development expenses and lower sales.

Cost of Sales – Product Costs (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$133,768	37.4%	$175,568	34.5%	(23.8)%
Nine Months Ended	$269,814	40.9%	$306,732	36.4%	(12.0)%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were higher by 2.9 points and 4.5 points for the three and nine month periods ended December 31, 2008, respectively, as compared to the same periods last fiscal year.  The increase was primarily due to a shift in product mix toward lower priced Wii titles released in the three and nine month periods ended December 31, 2008, as compared to those released in the same periods last fiscal year.  The decrease in product costs on a dollar basis in the three months ended December 31, 2008 was primarily due to an overall decrease in sales as compared to the same period last fiscal year.

Cost of Sales – Software Amortization and Royalties (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$131,587	36.8%	$126,270	24.8%	4.2%
Nine Months Ended	$198,099	30.0%	$177,179	21.0%	11.8%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  For the three and nine month periods ended December 31, 2008, software amortization and royalties, as a percentage of net sales, increased 12.0 points and 9.0 points, respectively, as compared to the same periods last fiscal year.  The increase was primarily due to additional amortization expense as a result of lower projected gross revenues on various titles and non-cash charges of $29.8 million incurred in the quarter ended December 31, 2008, compared to $17.9 incurred in the quarter ended December 31, 2007, related to the write-off of capitalized software for games that were cancelled.

Cost of Sales – License Amortization and Royalties (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$35,840	10.0%	$50,420	9.9%	(28.9)%
Nine Months Ended	$68,771	10.4%	$86,250	10.2%	(20.3)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  For the three and nine month periods ended December 31, 2008, license amortization and royalties remained relatively flat, as a precentage of net sales, compared to the same periods last fiscal year.  The dollar decrease was due to lower sales from our portfolio of licensed products.

Cost of Sales – Venture Partner Expense (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$13,393	3.7%	$19,207	3.8%	(30.3)%
Nine Months Ended	$15,747	2.4%	$21,241	2.5%	(25.9)%

Venture partner expense is related to the license agreement that the THQ/JAKKS Pacific joint venture, comprised of THQ and JAKKS Pacific, Inc. (“JAKKS”), has with the WWE, under which THQ’s role is to develop, manufacture, distribute, market and sell WWE video games.  For the three and nine month periods ended December 31, 2008, venture partner expense decreased by $5.8 million and $5.5 million, respectively, as compared to the same periods last fiscal year.  The decrease in the three and nine months ended December 31, 2008 was due to an overall decrease in net sales of games based upon the WWE license.  We have not paid these amounts to JAKKS; see “Part II – Item 1 – Legal Proceedings” for information regarding our venture partner agreement.

Product Development (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$27,235	7.6%	$41,311	8.1%	(34.1)%
Nine Months Ended	$84,015	12.7%	$94,504	11.2%	(11.1)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $14.1 million and $10.5 million for the three and nine month periods ended December 31, 2008, respectively, as compared to the same periods last fiscal year.  The decrease in the three months and nine months ended December 31, 2008 was primarily due to decreases in spending in internal and external development in the current periods resulting from the closure of five studios and cancellation of certain titles as part of our business realignment, partially offset by an increase in expense due to severance payments made to product development employees that were terminated as part of our business realignment.

Selling and Marketing (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$69,551	19.5%	$65,499	12.9%	6.2%
Nine Months Ended	$141,726	21.5%	$135,495	16.1%	4.6%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three and nine month periods ended December 31, 2008, selling and marketing expenses increased by $4.1 million and $6.2 million, respectively, as compared to the same periods last fiscal year.  The increase in selling and marketing expenses on a dollar basis in the three months ended December 31, 2008 was primarily due to the following:

•      an increase in marketing spend to support the launch of key releases, such as Saints Row 2, in the three months ended December 31, 2008 as compared to the same period last fiscal year and,

•      an increase in indirect selling and marketing spend related to severance payments made to sales and marketing employees that were terminated as part of our business realignment.

The increase in selling and marketing expenses on a dollar basis in the nine months ended December 31, 2008 was primarily due to an increase in marketing spend on new releases, as well as catalog titles.

Selling and marketing expenses increased 6.6 points and 5.4 points as a percentage of net sales for the three and nine months ended December 31, 2008, respectively, primarily due to increase in marketing spend to support third and fourth quarter fiscal 2009 releases, including Saints Row 2, as well as a decline in net sales in the three and nine months ended December 31, 2008.

General and Administrative (in thousands)

	December 31, 2008	% of net sales	December 31, 2007	% of net sales	% change
Three Months Ended	$22,639	6.3%	$15,528	3.0%	45.8%
Nine Months Ended	$59,213	9.0%	$52,269	6.2%	13.3%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses increased by $7.1 million and $6.9 million during the three and nine month periods ended December 31, 2008, respectively, as compared to the same periods last fiscal year due primarily to increases in our bad debt expense resulting from the bankruptcy of certain customers as well as severance payments made to terminated employees as part of our business realignment.  Bad debt expense increased $6.8 million and $6.0 million during the three and nine month periods ended December 31, 2008, respectively.

Goodwill Impairment

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we perform an annual assessment of goodwill to test for impairment during the fourth fiscal quarter of each year, or more frequently if events and circumstances occur that would indicate that an impairment loss may have occurred.  For the quarter ended December 31, 2008 our stock price declined significantly, resulting in a market capitalization that was lower than our book value. As a result, in connection with the preparation of the accompanying financial statements, we performed an interim impairment test of goodwill at December 31, 2008 and recorded non-cash impairment charges relating to goodwill of $118.1 million.

Restructuring

Restructuring charges consist primarily of lease and other contact termination costs and asset impairments related to facility closures.  Restructuring charges increased $4.8 million during the three and nine month periods ended December 31, 2008 as compared to the same period last fiscal year.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency.  Interest and other income, net decreased by $1.5 million and $11.3 million in the three and nine month periods ended December 31, 2008 respectively, as compared to the same periods last fiscal year. The decrease in the three months ended December 31, 2008 was primarily due to lower average yields on lower average investment balances, as well as an increase in foreign currency transaction losses.  The decrease in the nine months ended December 31, 2008 was due to the recognition of a $4.8 million other-than-temporary impairment loss on our investments, as well as lower average yields on lower average investment balances in the nine months ended December 31, 2008 as compared to the same period last fiscal year.

Income Taxes

The effective tax rate for the nine months ended December 31, 2008 and 2007 was (12.7)% and 86.3%, respectively.  The rate for the nine months ended December 31, 2008 differs significantly from the same period last fiscal year primarily due to the recording of a $113.2 million valuation allowance for deferred tax assets, the impact of goodwill impairments which were predominantly not deductible for tax, and the benefit of a favorable tax audit settlement during the first quarter of fiscal 2008.

Minority Interest

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009.  THQ and ICE own equal interests in THQ*ICE.  We have consolidated the results of THQ*ICE in accordance with Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” and the minority interest of $106,000 reflects the loss allocable to equity interests in THQ*ICE for the quarter ended December 31, 2008 that are not owned by THQ.

Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of December 31, 2008 we received approximately $20.6 million in cash from the sale of Minick and we recognized a gain of $2.1 million in the nine months ended December 31, 2008.  The gain is presented as gain on sale of discontinued operations, net of tax in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration is outstanding as of December 31, 2008.

Liquidity and Capital Resources

(In thousands)	December 31, 2008	March 31, 2008	Change
Cash and cash equivalents	$129,195	$247,820	$(118,625)
Short-term investments	15,093	69,684	(54,591)
Cash, cash equivalents and short-term investments	$144,288	$317,504	$(173,216)

Percentage of total assets	18%	29%

	Nine Months Ended December 31,
(In thousands)	2008	2007	Change
Cash used in operating activities	$(200,032)	$(89,722)	$(110,310)
Cash provided by investing activities	56,216	103,223	(47,007)
Cash provided by (used in) financing activities	34,506	(18,906)	53,412
Effect of exchange rate changes on cash	(9,315)	(910)	(8,405)
Net decrease in cash and cash equivalents	$(118,625)	$(6,315)	$(112,310)

Our primary sources of liquidity are cash, cash equivalents, short-term investments and cash flow from our operations. Our principal source of cash is from (1) sales of packaged interactive software games designed for play on video game consoles, personal computers and handheld devices, (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

Because we did not generate positive cash flow in the nine months ended December 31, 2008, our cash, cash equivalents and short-term investments have decreased from $317.5 million as of March 31, 2008 to $144.3 million as of December 31, 2008.  The primary reasons for the decrease were lower sales for the first nine months compared with the prior year, increased spending in capitalized software, the timing of large license and other payments, expenses related to the implementation of our business realignment plan, and our product release schedule. Our product release schedule was heavily weighted toward the second half of fiscal 2009, with major titles such as WWE Smackdown vs. Raw 2009 and Saints Row 2 shipping in the third fiscal quarter and other major titles such as Dawn of War II scheduled to release in the fourth fiscal quarter.  Additionally, we have had to use a significant amount of cash during the nine months ended December 31, 2008 to pay development and license costs for future releases and operations.

In November 2008, we announced a strategic plan and business realignment initiative that resulted in the cancellation of several titles that were in development, the closure of five of our studios, a reduction in development personnel of approximately 250 people, and the streamlining of our corporate organization.

In February 2009, in response to continuing macroeconomic uncertainty, we announced additional realignment plans in order to further streamline our product development and corporate operations and reduce future cash outflows. As outlined in our strategic plan and business realignment, these initiatives will result in the additional cancellation of titles in development, studio closures and a reduction in development and corporate personnel. We expect to start realizing efficiencies from the November 2008 and Feburary 2009 initiatives during our fiscal fourth quarter.

During the three months ended December 31, 2008, we obtained secured lines of credit with UBS and Wachovia, now Wells Fargo & Company (“Wells Fargo”), which are secured by our ARS (see “Note 10 — Secured Credit Lines”). We have borrowed the full amount available under the Secured Credit lines which was $25.9 million as of December 31, 2008.

As we continue to execute on our strategic plan and invest in the development of future titles during the next twelve months, we will pursue different alternatives to raise additional capital, including an asset- based line of credit facility and other public or private sources of funding.

Cash Flow from Operating Activities.  Cash used in operating activities increased by approximately $110.3 million for the nine months ended December 31, 2008 as compared to the same period last fiscal year.  The increase in cash used was primarily a result of an increase in our net loss for the nine months ended December 31, 2008 as compared to the same period last fiscal year as well as an increase in our product purchases and prepaid license spending, offset by collections of accounts receivable.

We expect to generate negative operating cash flow in fiscal 2009.  This is primarily due to our expected loss for the year, as well as increased spending in capitalized software and the timing of large license and other payments.

Cash Flow from Investing Activities.  Cash provided by investing activities decreased by approximately $47.0 million for the nine months ended December 31, 2008, as compared to the same period last fiscal year.  The decrease was primarily due to movement between our investments and our cash balances, offset by a decrease in capital spend for the nine months ended December 31, 2008, as compared to the same period last fiscal year.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by approximately $53.4 million for the nine months ended December 31, 2008, as compared to the same period last fiscal year.  The increase in cash provided was primarily due to a decrease in common stock repurchases in the nine months ended December 31, 2008, as well as proceeds from our secured credit line.

Key Balance Sheet Accounts

As of December 31, 2008, our total current assets were $577.5 million, down from $696.1 million at March 31, 2008. Current assets consist primarily of:

Accounts Receivable.  Accounts receivable increased by $32.7 million from $112.8 million at March 31, 2008 to $145.5 million at December 31, 2008.  The increase in net accounts receivable was primarily due to higher net sales in the three months ended December 31, 2008 as compared to the three months ended March 31, 2008, a reflection of our second-half weighted product release schedule in fiscal 2009.  Accounts receivable allowances were $124.5 million as of December 31, 2008, an $11.5 million increase from $113.0 million at March 31, 2008.  Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 13% and 12% as of December 31, 2008 and 2007, respectively.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $1.3 million from $38.2 million at March 31, 2008 to $39.5 million at December 31, 2008.  The increase in inventory is primarily due to the seasonality of our business.

Licenses.  Our investment in licenses increased by $17.1 million from $86.8 million at March 31, 2008 to $103.9 million at December 31, 2008.  The increase was primarily due to advance payments made to key licensors, including Disney•Pixar, DreamWorks, and Marvel Entertainment in excess of amortization of our existing licenses.

Software Development.  Capitalized software development increased by $22.6 million from $181.2 million at March 31, 2008 to $203.8 million at December 31, 2008.  The increase in software development was primarily the result of our investment in cross-platform titles scheduled to be released in the remainder of fiscal 2009 and beyond, partially offset by software development amortization of titles released in the nine months ended December 31, 2008 as well as $29.8 million of software development impairment on cancelled, unreleased games resulting from our realignment plan.  Approximately 52% of the software development asset balance at December 31, 2008 is for games that have expected release dates in fiscal 2010 and beyond.

Total current liabilities at December 31, 2008, were $344.2 million, up from $299.6 million at March 31, 2008. Current liabilities consist primarily of:

Accounts Payable. Accounts payable remained relatively flat at $62.4 million at December 31, 2008 as compared to $61.7 million at March 31, 2008.

Accrued and Other Current Liabilities.  Accrued and other current liabilities increased by $52.9 million from $202.1 million at March 31, 2008 to $255.0 million at December 31, 2008. The increase in accrued and other current liabilities is primarily due to an increase of $15.0 million related to additional venture partner expenses accrued, and an increase of $23.0 million related to accrued royalties given the higher sales in the three months ended December 31, 2008 compared to the three months ended March 31, 2008.

Secured Credit Lines.  Secured credit lines increased by $25.9 million due primarily to a $21.6 million line of credit with UBS and a $4.3 million margin account with Wells Fargo. The lines of credit are secured by long term auction rate securities.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

At December 31, 2008, we held cash, cash equivalents, short-term investments and long-term investments, net of borrowings on secured lines of credit, of $154.7 million. We believe that this amount, along with the cash we expect to generate from our operations through the end of fiscal 2010, will be sufficient to meet our expected cash needs through the end of fiscal 2010 for direct manufacturing costs (including platform manufacturer license fees), payments to licensors and external developers, internal product development costs, and selling, marketing and other general operating expenses.  However, in light of current economic conditions, we may explore alternatives to raise additional capital to augment our cash position.  Moreover, further deterioration in global macroeconomic conditions could result in us having to pursue additional funding from public or private sources to meet our cash needs, or to curtail or defer currently-planned expenditures, or both.

As of December 31, 2008, we had approximately $2.7 million and $31.2 million of auction rate securities (“ARS”) classified as short-term and long-term available-for-sale securities, respectively.  We classified certain of these investments as long-term to reflect the lack of liquidity of these securities.  During the year-ended December 31, 2008, we recorded an other-than-temporary impairment for certain of these securities issued by Lehman Brothers, of $2.6 million to interest and other income, net.

In addition, we have estimated the fair value of the remaining ARS using a discounted cash flow analysis that considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction.  Based on this analysis, as of December 31, 2008 we recorded a temporary impairment of approximately $1.1 million related to our ARS in accumulated other comprehensive income in our condensed consolidated balance sheet.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2008. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments.  See “Note 2 — Investment Securities” in the notes to the condensed consolidated financial statements for further information related to our investments.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS. This agreement provides us with a future option to sell such ARS to the broker at the par value of the underlying securities beginning in July 2010.  In addition, under the arrangement, we will have the ability to borrow up to 75% of the market value of these securities at any time, on a no net interest basis, to the extent that such securities continue to be illiquid or until the option to sell is exercised.  As of December 31, 2008 we have borrowed $21.6 million under this agreement to ensure liquidity of the underlying ARS.  The credit line is secured by our ARS held with UBS, which have a par value of $30.8 million and a fair value of $25.3 million at December 31, 2008 (see “Note 10 — Secured Credit Lines”).

In December 2008, we obtained a margin account at Wachovia Securities (now Wells Fargo & Company “Wells Fargo”).  The terms of the margin account enable us to borrow 50% of the book value of certain ARS.  The margin account is secured by our ARS held with Wells Fargo, which have a par value of $9.0 million and a fair value of $8.6 million at December 31, 2008.  The interest rate on borrowing is currently set at LIBOR plus a margin.  There was $4.3 million outstanding on this margin account at December 31, 2008.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2008, and the effect we expect them to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development			Letters of
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Credit (4)	Other (5)	Total
Remainder of 2009	$46,951	$1,815	$4,043	$—	$3,411	$56,220
2010	61,438	7,417	15,630	—	—	84,485
2011	54,345	7,793	14,441	—	—	76,579
2012	6,850	4,017	12,043	—	—	22,910
2013	600	3,617	8,779	—	—	12,996
Thereafter	2,000	2,713	17,068	—	—	21,781
	$172,184	$27,372	$72,004	$—	$3,411	$274,971

(1)

Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2008 are approximately $172.2 million. License/software development commitments in the table above include $59.9 million of commitments to licensors that are included in our condensed consolidated balance sheet as of December 31, 2008 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)

Leases. We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Of these obligations, $0.8 million and $1.8 are accrued and classified as short-term liabilities and long-term liabilities, respectively in the accompanying consolidated balance sheet, due to abandonment of certain lease obligations pursuant to our business restructuring.

(4)

Letters of Credit. On October 3, 2006, we entered into an agreement with a bank primarily to provide stand-by letters of credit to a platform manufacturer from whom we purchase products. We pledged investments to the bank as collateral in an amount equal to 110% of the amount of any outstanding stand-by letters of credit. As of December 31, 2008, we did not have any outstanding letters of credit.

(5)

Other. In fiscal 2008 and 2009 we entered into various international distribution agreements with two year terms. Pursuant to the terms of these agreements, we had purchase commitments of approximately $1.4 million as of December 31, 2008.  These commitments are included in the table above and are not included in current liabilities in our December 31, 2008 condensed consolidated balance sheet.

Pursuant to the terms of our acquisitions of both Universomo and Big Huge Games, there is additional consideration of $2.0 million included in accrued and other current liabilities in our December 31, 2008 condensed consolidated balance sheet and included in the table above. We may have to pay additional consideration of $0.8 million in cash (contractually denominated as 0.6 million Euros) and $4.7 million in stock (at acquisition date fair value) in future periods if such sellers attain certain agreed upon targets, as set forth in the relevant purchase agreements.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of December 31, 2008 we had $12.5 million of unrecognized tax benefits. See “Note 14 — Income Taxes” for further information regarding the unrecognized tax benefits.

For other potential future expenditures, including potential indemnification obligations and legal proceedings, refer to “Note 11 — Commitments and Contingencies” in the notes to the condensed consolidated financial statements, herein.

Recently Issued Accounting Pronouncements

See “Note 18 - Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements, herein.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses.  During the nine months ended December 31, 2008, we did not purchase any foreign currency option contracts.

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

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position.  As of December 31, 2008, we had foreign exchange forward contracts in the notional amount of $58.1 million, all with maturities of one month, consisting primarily of the Euro, GBP, and AUD.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates in the nine months ended December 31, 2008, would result in a reduction of reported net sales of approximately $29.7 million and a decrease of reported income before taxes of approximately $2.3 million. This estimate assumes an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

With respect to our legal proceedings, there have been no material changes to the disclosures contained in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, under “Legal Proceedings,” as of the date hereof, except as described in our Quarterly Report on Form 8-K for the fiscal quarter ended September 30, 2008, and for the following:

WWE Related Lawsuits.  A briefing schedule for the WWE’s appeal in the New York Action has now been established.  We filed our brief in response to the appeal on December 15, 2008.

On December 12, 2008, the Court in the Connecticut Action denied WWE’s request for a rehearing on the claims dismissed by the Court. WWE filed a notice of appeal on December 31, 2008.  On January 20, 2008, WWE filed a motion for partial summary judgment with respect to its claims that our agreements with Yuke’s violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.

Operating agreement with JAKKS Pacific, Inc.

The arbitrator in our arbitration with JAKKS Pacific concerning its Preferred Return established an arbitration schedule, which provides for an exchange of proposals and initial briefs by the parties in early February 2009.

Since we have been accruing the preferred payment to JAKKS, since July 1, 2006, at the previous rate, we do not expect the resolution of this dispute to have a material adverse impact on our results of operations; however, payment to JAKKS of the accrued amount, or another amount as determined by the arbitrator, could have a negative impact upon our financial position or operating cash flow.

On December 26, 2008, JAKKS sent us a demand for books and records pursuant to Section 18-305 of the Delaware LLC Act.  Following communication between our respective counsel regarding this demand, on January 16, 2009, JAKKS filed a complaint for inspection for the books and records of the LLC with the Court of Chancery in the State of Delaware.  We have objected to the information demanded by JAKKS on a number of grounds, and will respond to this complaint in due course.

Other.  We are also involved in additional routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A.  Risk Factors

During the nine months ended December 31, 2008, there were no material changes to the risk factors that were disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as updated by our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended December 31, 2008.

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

10.1*†	Amendment No. 2 to the Xbox 360 Publisher License Agreement effective as of October 21, 2008 by and between Microsoft Licensing, GP and the Registrant.

10.2*†

Confidential First Renewal License Agreement for Nintendo DS (EEA, Australia, and New Zealand) effective as of July 20, 2008 by and between Nintendo Co., Ltd., the Registrant and certain of the Registrant’s subsidiaries.

31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 *	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

†Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2009	THQ INC.

By: /s/ Brian J. Farrell

Brian J. Farrell,

Chairman of the Board, President and

Chief Executive Officer

THQ INC.

By: /s/ Paul J. Pucino

Paul J. Pucino,

Executive Vice President and

Chief Financial Officer