Form 10-K
period 2009-03-31
THQ INC
filed 2009-05-26
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, September 26, 2008 was approximately $827.4 million.

The number of shares outstanding of the registrant's common stock as of May 15, 2009 was approximately 67,553,372.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's 2009 Proxy Statement is incorporated by reference into Part III herein.

THQ INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

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

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes games based on popular fighting brands such as World Wrestling Entertainment and the Ultimate Fighting Championship; kids and family brands such as DreamWorks Animation, Disney•Pixar, Marvel Entertainment and Nickelodeon; core gamer brand Warhammer 40,000; as well as others. In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, DeBlob, Frontlines, MX vs. ATV, Red Faction and Saints Row.

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our internal development studios and corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists, voice-over actors and composers. We refer to this group of development resources as our Studio System.

Our global sales network includes offices throughout North America, Europe and Asia Pacific. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games digitally via the Internet and through high-end mobile phones, such as the iPhone.

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

Strategy

In November 2008, we announced a more focused product strategy and an updated strategic plan. Our product strategy focuses on:

  1.
  Developing a select number of high quality owned intellectual properties targeted at the core gamer, such as Saints Row 2 and the upcoming Red Faction: Guerrilla and Darksiders.

  2.
  Extending our leadership in the fighting and racing categories with our World Wrestling Entertainment and Ultimate Fighting Championship licenses in the fighting category and our owned intellectual property, MX v. ATV in the racing category.

  3.
  Building strong mass appeal/family game franchises such as de Blob, Big Beach Sports and Drawn to Life, which appeal to the broadening gamer demographic.

  4.
  Improving the profitability of our kids business. We plan to rationalize our product line in the kids business by publishing on the most relevant platforms and by reducing development costs. We are also reinvigorating our licensed franchise portfolio with the recent additions of properties from Marvel Entertainment and DreamWorks Animation.

  5.
  Expanding into the online gaming market. We plan to make targeted investments in extending key brands into the online gaming market, including Company of Heroes Online, WWE Online (working title) and our Warhammer 40,000 massive multiplayer online ("MMO") game. We also plan to exploit growing consumer segments, such as the casual MMO market, with the release of Dragonica.

We made a number of changes in fiscal 2009 to our organization to support this more focused product strategy. We restructured our product development organization under new studio management. We discontinued a number of titles in our product pipeline that did not fit our strategic objectives. As a result, to date, we have closed several of our internal studios, and reduced staff at other studios. We also reduced costs and headcount in our corporate and global publishing organizations. Upon completion of a few remaining studio personnel actions we will have reduced headcount by approximately 600 people, which is approximately 24% of our prior total staff. We also realigned our organizational structure to support this more focused product strategy.

Our Industry

The video game industry is the economic sector involved with the development, marketing and sale of video and computer games. It encompasses dozens of job disciplines and employs thousands of people worldwide. Video games have increasingly become a mainstream entertainment choice for both children and adults: 72% of the United States population between the ages of 6-44 plays video games, according to a March 2008 study conducted by NPD, an independent provider of consumer and retail market research for video games and other industries. According to the International Development Group, Inc. ("IDG"), an independent consulting and advisory services company that analyzes the consumer electronics and interactive entertainment industries, sales of console, handheld and PC games (excluding wireless) reached $12.6 billion in North America, and $11.1 billion in Europe in calendar 2008.

The first modern video game platform was introduced by Nintendo in 1985. Advances in technology over the past 24 years have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. Today's video game consoles—the Sony PlayStation 3, Microsoft Xbox 360 and Nintendo Wii—are not simply gaming platforms, but also function as multimedia hubs that can deliver high-quality digital movies and television programs. Video games are also played on personal computers that contain powerful graphics cards, and on advanced handheld devices such as PSP (PlayStation Portable) and Nintendo DS. Additionally, both online gaming and wireless gaming have become popular platforms for video game players over the last several years.

Our Products

We develop, market and sell video games and other interactive software and content for play on console platforms, handheld platforms, mobile devices, PCs and online. The following games generated 10% or more of our sales during the fiscal years ended March 31, 2009, 2008 and 2007:

  •
  in fiscal 2009, WWE SmackDown vs. Raw 2009, Saints Row 2, and Wall-E;

  •
  in fiscal 2008, WWE SmackDown vs. Raw 2008 and Ratatouille;

  •
  in fiscal 2007, Cars and WWE SmackDown vs. Raw 2007.

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

Creating and Acquiring Our Intellectual Property

Our business process begins with an idea. Inspiration for our interactive entertainment software comes from many sources—from our internal studios, from our external studio partners, or from existing intellectual properties that we either license or acquire. Historically, most of our titles have been based upon licensed properties that have attained a high level of consumer recognition or acceptance. We have relationships with many well-known licensors and create games based on certain properties they own or control. Licensors generally do not grant exclusive output agreements for all of their properties with any one publisher and thus our licenses are limited to certain of a licensor's properties. Our current key licenses allow us to publish the following properties:

Licensor	Properties
Disney•Pixar	"Ratatouille", "WALL•E", "Up" and the next wholly-owned Pixar film following "Up"
DreamWorks Animation	Mastermind
Games Workshop	Warhammer 40,000
Marvel Entertainment	Super Hero Squad
Nickelodeon	Kids 6-14 animated properties and related live action movies, The Naked Brothers Band, Zoey 101, Unfabulous, and Drake & Josh
World Wrestling Entertainment	World Wrestling Entertainment content
Zuffa, LLC	Ultimate Fighting Championship content

These intellectual property licenses generally grant us the exclusive use of the property for specified titles, on specified platforms and for a specified license term. The licenses are of varying duration, and we pay royalties to our property licensors generally based on our net sales of the title that includes the licensor's intellectual property. We typically advance payments against minimum guaranteed royalties over the license term. Royalty rates are generally higher for properties with proven popularity and less perceived risk of commercial failure.

A key strategic initiative is to create or acquire new intellectual properties that we own. We refer to these properties as our "owned intellectual property[ies]". Our owned intellectual property is generally created by one of our development studios or by a third-party developer with whom we contract on a work-for-hire basis. We have also acquired intellectual properties from other publishers or developers. The titles we create based on intellectual properties we own may contain certain licensed content, such as music or rights to use of a name or object (such as a brand-name vehicle). In this case, we enter into a license agreement with the content owner and pay either a fixed fee or royalty for the use of such content.

Developing Our Products

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our internal studios located throughout North America, in the United Kingdom and in Australia, and in our corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists, voice-over actors and composers. We refer to this collective group of development resources as our Studio System.

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

The development cycle for a new game depends on the platform and the complexity and scope of the game. Additionally, when developing an intellectual property into a game which is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture's theatrical release. The development cycle for console and PC games generally ranges from 18-24 months and the development cycle for handheld games generally ranges from 9-18 months. These development cycles require that we assess whether there will be adequate retailer and consumer demand for a game and its platform well in advance of its release.

The investments in our development, prior to reaching technological feasibility, are recorded as product development expenses in our consolidated statement of operations as well as non-capitalizable costs such as quality assurance. We had product development expenses of $109.2 million in fiscal 2009, $128.9 million in fiscal 2008 and $97.1 million in fiscal 2007.

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

Our international publishing activities are conducted via our offices throughout Europe and Asia Pacific. The international offices market and distribute to direct-to-retail customers and through distributors in both their home territories and, collectively, to approximately 60 additional territories.

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

Platform License Agreements

Before we can develop, market, or sell video games on a console or handheld platform, we must enter into a license agreement with the manufacturer of such platform. The current "platform manufacturers" are Microsoft, Nintendo and Sony. Each of these platform license agreements allows us a non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned by the platform manufacturer in order to publish our games on such platform. We are currently licensed to publish titles on the Microsoft Xbox 360; the Sony PlayStation 3, PlayStation 2, and PlayStation Portable; and the Nintendo Wii and DS; in most countries throughout the world. As each platform license expires, if we intend to continue publishing games on such platform, we must enter into a new agreement or an amendment with the licensor to extend the term of the agreement. Certain agreements, such as the licenses with Sony for the PlayStation 3 and PlayStation 2 and with Microsoft for the Xbox 360, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement.

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

Major Customers

Our largest customers worldwide include Best Buy, GameStop, Target, Toys "R" Us, Metro Group, and Wal-Mart. We also sell our products to other national and regional retailers, discount store chains and specialty retailers. Wal-Mart and GameStop each accounted for more than 10% of our gross sales in fiscal 2009, 2008 and 2007. We sell our products to Wal-Mart pursuant to individual purchase orders placed by Wal-Mart and sell our products to GameStop pursuant to individual purchase orders placed by GameStop. We have two "Vendor" agreements with Wal-Mart (one for our console products and one for our PC products) that we entered into in 2001 and 2002, respectively, that address certain standard terms and conditions between us and Wal-Mart, such as payment terms; however, the agreements do not contain any commitment for Wal-Mart to purchase, or for us to sell, any minimum level of products. We do not have any agreements with GameStop. With respect to both Wal-Mart and GameStop, as well as our other customers, the customer submits a purchase order for each purchase request, and that purchase order contains basic pricing and delivery terms for such purchase. None of the purchase orders individually, with any customer, accounted for more than 10% of the Company's consolidated net revenue for the fiscal years ended March 31, 2009, 2008 or 2007. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

Competition

As a publisher of interactive entertainment software, we consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. Our primary competition for sales of video games comes from Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms, as well as other publishers and developers of interactive entertainment software, such as Activision/Blizzard, Atari, Electronic Arts, LucasArts, Namco, Sega, Take-Two Interactive Software, and Ubisoft. Additionally, in recent years, certain large intellectual property owners, such as Disney and Viacom, have established video game units to develop and publish games based upon certain of the properties they own.

In addition to competing for video game revenue, we compete with our competitors over licenses and brand-name recognition, access to distribution channels, and effectiveness of marketing and price. We also face intense competition from our competitors for the services of talented video game producers, artists, engineers and other employees.

Employees

As of March 31, 2009, we employed approximately 2,000 people, of whom over 670 were outside the United States. Upon completion of a few remaining studio actions under our business realignment plan, we expect to have approximately 1,800 employees. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development and exploitation of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 of notes to consolidated financial statements included in Item 8.

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

The global economic downturn could reduce demand for our products and increase volatility in our stock price, which could result in a material adverse impact on our business, operating results, and financial position.

Current uncertainty in global economic conditions pose a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Consequently, demand for our products could be materially different from our expectations, which could negatively affect our business, our results of operations and our financial condition.

In addition, periods of economic uncertainty may result in increased volatility in our stock price. The decline in our market capitalization and our financial performance during the latter half of the quarter ended December 31, 2008, resulted in an impairment of all of our goodwill as of December 31, 2009. If we experience further deterioration in our financial performance as a result of these and other factors, we could be required to recognize additional impairment charges related to software development, licenses, and other long-lived assets in future periods.

Our lack of earnings over the past two fiscal years has reduced our cash position. While the company has plans in place to generate positive cash flow in fiscal 2010, further deterioration in global macroeconomic conditions or failure to meet our current plan for fiscal 2010 could result in us having to pursue additional funding from public or private sources to meet our cash needs, or to curtail or defer currently-planned expenditures, or both.

Because we did not generate positive cash flow in fiscal year 2009, our cash, cash equivalents and short-term investments have decreased from $317.5 million as of March 31, 2008 to $140.7 million as of March 31, 2009. We expect to generate positive cash flow from operations in fiscal 2010. We expect to achieve this with net sales at similar levels to fiscal 2009, cost savings achieved under our business realignment, as well as lower cash spend on product purchases and license payments. In addition, on May 6, 2009 we signed a commitment letter for a revolving credit facility of up to $35.0 million with Bank of America, NA ("B of A"). Although we believe these actions will improve our cash position, there can be no assurance that we will generate positive cash flow in fiscal 2010 or increase our cash position. Additionally, a further deterioration in global macroeconomic conditions or our failure to meet our current plan for fiscal 2010 could result in further deterioration in our cash position, which could result in us having to pursue additional funding from public or private sources to meet our cash needs, or to curtail or defer currently-planned expenditures, or both.

The decrease in our stock price and cash position over the last year may affect our ability to do business with key third parties.

The significant decrease in our stock price over the last year and the decrease in our cash and cash equivalents may cause certain third parties, such as the platform manufacturers, our licensors, vendors and landlords to impose greater restrictions upon us that could negatively affect the profitability of our business and further deteriorate our current cash position. For example, pursuant to the terms of established contracts, the platform manufacturers could require that we pay cash in advance for the product that we order from them and our landlords could require larger security deposits. Additionally, it may make it more difficult to enter into agreements with such parties in the future and any such agreements may contain more onerous contract terms, which could negatively affect our ability to operate profitably.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Since a significant portion of our net sales are based upon licensed properties, failure to renew such licenses, or renewals of such licenses on less advantageous terms, could cause our revenue to decline.

Games we develop based upon licensed brands make up a substantial portion of our sales each year. In fiscal 2009, sales of titles for our three top-selling licensed brands, Disney•Pixar, Nickelodeon and World Wrestling Entertainment ("WWE") comprised 47% of our net sales; and in fiscal 2008, 54% of our net sales were based on titles from such brands. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to the importance to us of a limited number of brands and the intense competition from other video game publishers and the owners of such intellectual properties in the case of Disney•Pixar and Nickelodeon, to publish games based upon these licensed brands, we may not be able to renew our current licenses or may have to renew a brand license on less advantageous terms, which could significantly lower our revenues. In addition, some of our key licensors have increased their development of video games as more fully discussed in our "Risk factors related to competition" below.

We are currently involved in litigation with the WWE with respect to our video game license. Since WWE titles make up a significant portion of our sales, our inability to retain the license could negatively impact our revenues and profitability. See, Item 3 "Legal Proceedings" for a more detailed discussion of this litigation.

A decrease in the popularity of our licensed brands can materially affect our revenue and financial position.

A significant portion of our net sales are derived from products based on popular licensed properties. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell games based on such licenses and could lead to an impairment of our licenses.

Our inability to acquire or create new intellectual property that has a high level of consumer recognition or acceptance could negatively impact our revenues and profitability.

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

Increasing development costs for games which may not perform as anticipated can decrease our profitability and could result in potential impairments of capitalized software development costs.

Over the last few years, video games have become increasingly expensive to develop. Because the current generation console platforms and computers have greater complexity and capabilities than the earlier platforms and computers, costs are higher to develop games for the current generation platforms and computers. In the last two fiscal years, these greater costs have led to lower operating margins, negatively affecting our profitability. If these increased costs are not offset by higher revenues and other cost efficiencies in future, our margins and profitability will continue to be impacted, and could result in impairment of capitalized software development costs. If these platforms, or games we develop for these platforms, do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the write-off of capitalized software costs if projects are canceled.

We rely on a small number of customers that account for a significant amount of our sales.

Our largest single customer, Wal-Mart, accounted for more than 13% of our gross sales in each of the last three fiscal years. In fiscal 2009, our five largest customers, including Wal-Mart, accounted for 41% of our gross sales. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us. In fiscal 2009, business failures by two of our large customers, Circuit City in the United States and Entertainment UK (EUK) in the United Kingdom caused us to write-off $8.5 million in bad debt, which negatively affected our profitability.

A significant portion of our revenue is derived from our international operations, which may subject us to economic, political, regulatory and other risks.

In fiscal 2009 we derived 45% of our net sales from outside of North America, down from 51% in fiscal 2008. Our international operations subject us to many risks, including: different consumer preference; challenges caused by distance, language and cultural differences in doing business with foreign entities; unexpected changes in regulatory requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse effect on our future foreign sales or the profits generated from these sales.

There are additional risks inherent in doing business in certain international markets, such as China. For example, foreign exchange controls may prevent us from expatriating cash earned in China and standard business practices in China may increase our risk of violating U.S. laws such as the Foreign Corrupt Practices Act.

Additionally, sales generated by our international offices will generally be denominated in the currency of the country in which the sales are made. To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely affected by foreign currency fluctuations. Changes in foreign currency rates decreased reported earnings by approximately $1.3 million in fiscal 2009.

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

Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically-dispersed development teams required by the complexity of our products, the need to localize certain products for distribution outside of the United States, the need to refine and tune our products prior to their release, and the time required to manufacture a game once it is submitted to the manufacturer. We have in the past experienced development and manufacturing delays for several of our products. Failure to meet anticipated production schedules may cause a shortfall in our expected sales and profitability and cause our operating results in any given quarter to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related movie, could significantly affect the sales of such products and thus our financial performance.

Video games that are not high quality may not sell according to our forecast, which could materially impact our profitability in any given quarter.

Consumers who buy games targeted at the mass market and core gamers prefer high-quality games. If our games are not high quality, consumers may not purchase as many games as we expected, which could materially impact our revenue and profitability in any given quarter.

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

        Popularity of platforms.    In the previous console platform cycle, the PlayStation 2 was the best-selling platform and games for the PlayStation 2 dominated software sales. In the current platform cycle, the Wii is the best-selling platform to date, and in 2008, the Wii surpassed the Xbox 360 as the most popular console in terms of software game sales, according to International Development Group. Since the development cycle for a console game is from 9 to 24 months, we must make decisions about which games to develop on which platforms before knowing what the consumer preference for the platforms will be when the game is finished. Launching a game on a platform that has declined, or failure to launch a game on a platform that has grown in popularity could negatively alter our revenues and profitability.

        Platform pricing.    Prices for the current generation of console platforms are higher than for the respective predecessor platforms. The Xbox 360 can cost as much as $399.99, the Wii is priced at $249.99 and the PS3 can cost as much as $499.99. The cost of the hardware could adversely affect their sales, which could negatively affect sales of our products for these platforms since consumers need a platform in order to play our games.

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

Software pricing may affect our revenues and profitability.    Software prices for the current generation console games are generally higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games. Additionally, although we still publish games for the PlayStation 2 (PS2), as consumers purchase games for current generation consoles rather than for the PS2 and demand for games on the PS2 declines, the prices of our games for the PS2 may also decline. Reductions in pricing may result in lower revenues, which could materially affect our profitability.

We compete aggressively with other video game publishers for retail shelf space. Our inability to get our games placed on retailers' shelves could materially impact our revenues and profitability.

As video game publishers strive to release more blockbuster titles and as retailers merge or cut back on purchases of video games, competition for retail shelf space may become more intense. Additionally, in recent years, popular peripheral-based video games, such as Guitar Hero, take more shelf space because of the large packaging required for the guitars. Our inability to get our products on retailers' shelves could reduce our revenues and negatively affect our profitability.

Lack of retailer support for categories in which we publish games could negatively affect the sales of our products.

In fiscal 2009 and 2008, retailers strongly supported games that were music or peripheral-based, such as Guitar Hero and Rock Band, and we did not publish any games in this category. Future lack of retailer support for our key games could cause lower sales of such games, negatively affecting our revenue and profitability.

Technology changes rapidly in our business and if we fail to anticipate new technologies or the manner in which people play our games, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. We are investing in emerging video game platforms such as Massively Multiplayer Online Games (MMO's), which require large investments and present many new risks. Globally, MMO games have rapidly become a popular way to play video games. We have no control over the demand for, or success of, these products. If we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing online games, wireless games and other content will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications.

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

Development of software by hardware manufacturers may lead to reduced sales of our products.

Microsoft, Nintendo and Sony each develop software for their own hardware platforms. As a result of their commanding positions in the industry, the hardware manufacturers may have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. Additionally, the manufacturers can bundle their software with their hardware, creating less demand for individual sales of our products. In the past twelve months, Nintendo's market share on the Wii and DS has been over 50% of all software sales for these platforms. Continued or increased dominance of software sales by the hardware manufacturers may lead to reduced sales of our products and thus lower revenues.

Increased development of software and online games by intellectual property owners may lead to reduced revenues.

As discussed above, a significant portion of our revenue is due to sales of games based upon licensed properties. In recent years, some of our key licensors, including Disney and Viacom, have increased their development of video games, which could lead to such licensors not renewing our licenses to publish games based upon their properties that we currently publish or not granting future licenses to us to develop games based on their other properties. For example, in fiscal 2009, Disney decided to develop internally video games based upon its upcoming movie Toy Story 3 rather than granting the license to develop and publish the game to an external publisher such as us. If intellectual property owners continue expanding internal efforts to develop video games based upon properties that they own rather than renewing our licenses or granting us additional licenses, our revenue could be significantly affected.

Competition for licenses may negatively affect our profitability.

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

Some of our titles are developed by third-party developers. We do not have direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers has and may in the future result in delays in, or cancellations of, product releases. Additionally, the future success of externally-developed titles will depend on our continued ability to maintain relationships and secure agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers, and failure to do so could result in a material adverse effect on our business and financial results.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal corporate and administrative office is located in approximately 100,000 square feet of leased space in a building located at 29903 Agoura Road, Agoura Hills, California. Including this office, the following is a summary of the principal leased offices we maintained as of May 15, 2009:

Purpose	North America	Europe	Asia Pacific	Total
Sales and administrative	123,900	64,700	19,200	207,800
Product development	353,500	6,100	23,700	383,300

Total leased square footage	477,400	70,800	42,900	591,100

We also own 10,820 square feet of space in Phoenix, Arizona, which serves as our data center and motion capture studio.

Item 3.    Legal Proceedings

WWE Related Lawsuits

WWE Federal Court Actions.    On October 19, 2004, World Wrestling Entertainment, Inc. ("WWE") filed a lawsuit in the United States District Court for the Southern District of New York (the "Court") against JAKKS Pacific, Inc. ("JAKKS"), us, THQ/JAKKS Pacific LLC (the "LLC"), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On March 31, 2006, the Court granted the defendants' motion to dismiss claims under the Robinson-Patman Act and the Sherman Act. On December 21, 2007, the Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Court's prior March 2006 order dismissing the antitrust claims. The Court also dismissed WWE's state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction. WWE has now asserted its state law claims in Connecticut, as described below. The Court has also granted our motion to dismiss without prejudice our cross-appeals in this action. WWE appealed the Court's rulings, and a hearing on the appeal was held before the United States Court of Appeal for the Second Circuit on May 6, 2009. On May 19, 2009, the Court of Appeals affirmed the Court's dismissal of the WWE's claims.

WWE Connecticut State Court Action.    On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that the Company's agreements with Yuke's Co., Ltd. ("Yuke's"), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE's prior written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. At a hearing on May 8, 2007, the Court granted WWE's request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE's lawsuit in the Southern District of New York and to "cite in" the other defendants from that action, including our CEO, Brian Farrell. Following the dismissal without prejudice of WWE's lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted. As a result, the claims by WWE in Connecticut represented a combination of the earlier claims relating to the Yuke's agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York. On August 29, 2008, the Court granted motions for summary judgment filed by us and other defendants, dismissing the claims that were Connecticut equivalents of the claims previously pending in the Southern District of New York. The Court subsequently denied a request by WWE to rehear arguments related to this decision. We have now filed an answer to the remaining claims in this action. Discovery is scheduled to be completed by June 2009, and the case is currently scheduled to be ready for trial by May 1, 2010. WWE has filed a motion for summary judgement on the claims related to Yuke's, and we and the LLC have cross-moved for summary judgement on those same claims. These motions have been continued by the Court until after the close of discovery. On July 1, 2008, we filed a cross-complaint in this action against JAKKS alleging that, if WWE's allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint. We also intend to vigorously pursue our cross-claims against JAKKS. However, at this time we cannot estimate a possible loss, if any, from an adverse decision in this case. Games we develop based upon our WWE videogame license have contributed to approximately 23% of our net sales in fiscal 2009, down compared with approximately 25% of our net sales in fiscal 2008, and up compared with approximately 15% of our net sales in fiscal 2007. The loss of the WWE license would have a negative impact on our future financial results.

Operating Agreement with JAKKS Pacific, Inc.

JAKKS Preferred Return Arbitration.    In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license. Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license. The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the "First Subsequent Distribution Period") is to be determined by agreement or, failing that, by arbitration. The parties were unable to reach agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, an arbitration hearing was held before the arbitrator on March 20, 2009. We are currently awaiting the arbitrator's decision. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate. However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. We do not expect the resolution of this dispute to have a material adverse impact on our reported financial results.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proceedings

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.    On August 25, 2006, following our announcement of the informal inquiry by the SEC, a purported shareholder derivative action captioned Ramsey v. Haller et. Al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleged, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. Another lawsuit was subsequently filed by the same law firm on behalf of another purported shareholder, David Kukor, and the parties stipulated to consolidate the two actions. On or about April 19, 2007, a Consolidated Shareholder Derivative Complaint (the "Consolidated Complaint") was filed, alleging the same types of claims and quoting from various public statements by us since the filing of the original complaint. We were also named as a nominal defendant. On May 29, 2007, we filed a demurrer to the Consolidated Complaint as a whole, which was denied. The parties reached a settlement in this matter, which was approved by the Court on February 25, 2009, pursuant to which we agreed to pay a specified amount for plaintiffs' counsel's attorneys fees and to implement certain corporate governance reforms. Most of the attorney fee payment has been paid by our insurance carrier. The settlement of this action did not have a material adverse impact on our consolidated financial position or results of operations.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ's common stock is quoted on the NASDAQ Global Select Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ Global Select Market:

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2009
Fourth Quarter ended March 31, 2009	$3.15	$2.23
Third Quarter ended December 31, 2008	5.33	3.59
Second Quarter ended September 30, 2008	15.97	11.00
First Quarter ended June 30, 2008	20.61	19.45
Fiscal Year Ended March 31, 2008
Fourth Quarter ended March 31, 2008	$28.19	$17.94
Third Quarter ended December 31, 2007	29.63	23.39
Second Quarter ended September 30, 2007	31.32	24.98
First Quarter ended June 30, 2007	36.39	30.52

The last reported price of our common stock on May 15, 2009, as reported by NASDAQ Global Select Market, was $5.23 per share.

Holders

As of May 15, 2009 there were approximately 293 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2009 is as follows (amounts in thousands, except per share amounts):

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,463,510		$16.57	6,761,497
Equity compensation plans not approved by security holders	443,552	(1)	$12.39	—

Total	9,907,062		$20.22	6,761,497

(1)
Represents the aggregate number of shares of THQ common stock to be issued upon exercise of individual compensation arrangements with employee and non-employee option and warrant holders. The outstanding options were primarily granted under the Company's Third Amended and Restated Non-executive Employee Stock Option Plan (the "NEEP Plan"). For a description of the material features of the NEEP Plan, see "Note 16—Stock-based Compensation" in the notes to the consolidated financial statements. As of July 20, 2006, the Company does not grant equity awards from the NEEP or from any other non-security holder approved equity compensation plan.

Stock Price Performance Graph

The following information shall not be deemed to be "filed" with the Securities and Exchange Commission nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

The following graph shows a five-year comparison of cumulative total stockholder returns for the period from March 31, 2004 through March 31, 2009, for the Company's common stock, NASDAQ Global Select Market Composite Index and the RDG Technology Index. The comparison assumes an initial investment of $100 in each on March 31, 2004. We have not paid any cash dividends and, therefore, the cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of THQ's common stock.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among THQ Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

*
$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009
THQ Inc.	$100.00	$139.10	$191.97	$253.51	$161.64	$22.54
NASDAQ Composite	$100.00	$101.44	$120.49	$127.08	$118.90	$78.48
RDG Technology Composite	$100.00	$96.76	$114.34	$118.22	$113.92	$78.83

Recent Sales of Unregistered Securities

On January 18, 2008, in connection with our acquisition of Big Huge Games, Inc. ("BHG"), we issued an aggregate of 199,631 shares of our common stock to stockholders of BHG as partial consideration for the purchase of their shares of BHG. The shares are restricted from transfer and held in escrow by THQ until certain criteria are met, as set forth in the BHG stock purchase agreement. We issued and sold these shares in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Act") and/or Regulation D promulgated thereunder. The shares were offered to "accredited investors," as defined under Regulation D, and no more than 35 non-accredited investors. At the time immediately prior to making any sales, we believed that each purchaser who was not an accredited investor had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment. Each investor was given access to information about us, as specified in Regulation D, in making investment decisions. The recipients of the shares were not acting as underwriters within the meaning of Section 2(a)(11) of the Act, written disclosure was made to each recipient that the shares have not been registered under the Act and, therefore, cannot be resold unless they are registered under the Act or unless an exemption from registration is available, and appropriate legends were affixed to the share certificates issued to each recipient. The issuance of these shares was made without general solicitation or advertising.

Due to our decision in February 2009 to close and/or sell BHG, pursuant to the BHG stock purchase agreement, certain shares of the escrowed common stock will be released from escrow and delivered to the holders of such stock on January 18, 2011 and the remaining shares will be released from escrow and delivered to THQ on January 18, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

As of March 31, 2009 and 2008 we had $28.6 million authorized and available for common stock repurchases. During fiscal 2009, we did not repurchase any shares of our common stock. There is no expiration date for the authorized repurchases.

Item 6.    Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2009 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2009 and 2008, and the consolidated statements of operations for the fiscal years ended March 31, 2009, 2008 and 2007, and the report thereon are included elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2009	2008	2007(b)	2006	2005(a)
Net sales	$829,963	$1,030,467	$1,026,856	$806,560	$756,731
Costs and expenses:
Cost of sales—product costs	338,882	389,097	351,449	287,946	255,187
Cost of sales—software amortization and royalties	296,688	231,800	165,462	116,371	93,622
Cost of sales—license amortization and royalties	83,066	99,524	99,533	80,508	85,926
Cost of sales—venture partner expense	19,707	24,056	16,730	12,572	9,774
Product development	109,201	128,869	97,105	94,575	80,090
Selling and marketing	162,183	175,288	139,958	124,809	111,444
General and administrative	76,884	69,901	78,413	57,944	50,278
Goodwill impairment	118,799	—	—	—	—
Restructuring	12,266	—	—	—	—

Total costs and expenses	1,217,676	1,118,535	948,650	774,725	686,321

Income (loss) from continuing operations	(387,713)	(88,068)	78,206	31,835	70,410
Interest and other income, net	483	15,433	12,822	7,955	6,483

Income (loss) from continuing operations before income taxes and minority interest	(387,230)	(72,635)	91,028	39,790	76,893
Income taxes	46,226	(35,785)	26,206	7,621	15,235

Income (loss) from continuing operations before minority interest	(433,456)	(36,850)	64,822	32,169	61,658
Minority interest	302	—	136	(63)	(261)

Income (loss) from continuing operations	(433,154)	(36,850)	64,958	32,106	61,397
Gain on sale of discontinued operations, net of tax	2,042	1,513	3,080	—	—

Net income (loss)	$(431,112)	$(35,337)	$68,038	$32,106	$61,397

Earnings (loss) per share—basic:
Continuing operations	$(6.48)	$(0.55)	$1.00	$0.51	$1.05
Discontinued operations	0.03	0.02	0.05	—	—

Earnings (loss) per share—basic	$(6.45)	$(0.53)	$1.05	$0.51	$1.05

Earnings (loss) per share—diluted:
Continuing operations	$(6.48)	$(0.55)	$0.96	$0.49	$1.02
Discontinued operations	0.03	0.02	0.05	—	—

Earnings (loss) per share—diluted	$(6.45)	$(0.53)	$1.01	$0.49	$1.02

Shares used in per share calculation—basic	66,861	66,475	65,039	62,615	58,545

Shares used in per share calculation—diluted	66,861	66,475	67,593	65,520	60,367

 BALANCE SHEET DATA
(In thousands)

	As of March 31,
	2009	2008	2007	2006	2005
Working capital	$189,604	$396,505	$562,316	$459,558	$400,063
Total assets	$598,329	$1,084,320	$1,013,541	$848,468	$746,606
Stockholders' equity	$307,040	$740,569	$768,957	$627,751	$547,758

Notes:

(a)
Net income includes a $7.8 million benefit for research and development income tax credits claimed for prior years.

(b)
Beginning in our first quarter of fiscal 2007, we adopted Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" which requires us to begin expensing stock-based compensation. See Note 16 of the Notes to Consolidated Financial Statements for a detailed functional line-item breakdown of our stock-based compensation expense.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see "Part I—Item 1A. Risk Factors."

Overview

The following overview is a top level discussion of our operating results, as well as trends that have, or that we reasonably believe will, impact our operations. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2009, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K and in other documents we have filed with the SEC.

Trends Affecting Our Business

Our revenues and profitability decreased in the fiscal year ended March 31, 2009 as compared to the prior fiscal year. The decreases are related to the following significant trends affecting our business:

General Economic Conditions.    Lower net sales and operating income in fiscal 2009 as compared to fiscal 2008, was partly due to the macroeconomic environment, which began to impact our sales in certain international territories at the end of our second quarter in fiscal 2009. We continued to experience more conservative consumer spending in all major markets during the fiscal 2009 holiday quarter, brought on by the slowing global economy, and we expect this trend to continue for the foreseeable future. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. With respect to the industry overall, calendar 2008 video game software sales increased 21% in North America and 11% in Europe compared to the prior year, yet much of this growth was realized by Nintendo and other publishers of a relatively small number of "hit" titles. We expect video game software sales in our industry to be flat or to increase in a mid-single digit range in calendar 2010 as compared to calendar 2009.

In addition to reduced consumer spending and reduced purchases of our games in our distribution channels, our profitability during fiscal 2009 has been negatively affected due to the insolvency of some of our major retail distributors, including Circuit City in the United States and EUK in the United Kingdom. The inability of our customers to timely pay us or the insolvency of other major customers would further impact our profitability.

Increasing Concentration in Top Titles and Higher Development Costs.    During the last fiscal year, the majority of money spent on video game software was spent on select top titles. We expect this trend to continue into fiscal 2010. Additionally, the cost to deliver video games has increased significantly over the last few years. Current generation consoles have functionality that allows us to deliver exciting gaming experiences at high quality levels, but this increased functionality increases the overall cost to develop games and accordingly, our software development costs have increased as we developed more games for these consoles. Because of the demand for select "hit" titles and the increased development investment, we believe that it is important to focus our development expenses on bringing a smaller number of high-quality, competitive products to market. This focus may lower our revenue and profitability in any given quarter, as we generally aim to ship games only when we believe the quality is high and the competitive window is most advantageous.

Shift in Kids Preferences.    Growth in our kids licensed business (which represented approximately 25% of our net sales for fiscal 2009) has slowed considerably and the business has become less profitable. During the last year, we have seen kids preferences shift from games based on traditional licensed movies and television shows, such as WALL•E and SpongeBob SquarePants, to original games published by Nintendo for play on their platforms, such as its Super Mario games, and games that tap into mass-market trends, such as music games. Additionally, sales of our games on the "kid friendly" PlayStation 2 decreased by $160.6 million during the fiscal year ended March 31, 2009 as compared to the prior year. We believe that much of this business has shifted to the Nintendo Wii and that, as discussed above, kids are choosing to play original Nintendo games and music games on this console.

Foreign Currency Exchange Rates Impact on Results of Operations.    Approximately 45% of our revenue for the fiscal year ended March 31, 2009 was produced by sales outside of North America. We are exposed to significant risks of foreign currency fluctuation, primarily from receivables denominated in foreign currency, and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the month-to-date average exchange rates for each applicable month in a period. To the extent the U.S. dollar strengthens against foreign currencies, as it did during fiscal 2009, the translation of these foreign currency denominated transactions results in decreased revenue, operating expenses and income from our non-U.S. operations. Similarly, our revenue, operating expenses and income from our non-U.S. operations will increase if the U.S. dollar weakens against foreign currencies.

Seasonality.    The interactive entertainment software market is highly seasonal. Sales are typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the holiday buying season.

Strategic Plan and Business Realignment

In November 2008, in order to address the significant trends affecting our business, we updated our strategic plan to focus on 1) developing a select number of high quality titles targeted at the core gamer, 2) extending our leadership in the fighting and racing categories, 3) reinvigorating the product portfolio and improving profitability in our kids' business, 4) building strong mass appeal/family game franchises, and 5) extending our brands into online markets. In the second half of fiscal 2009, we made changes to our organization to support this new business strategy. We restructured our product development organization under new studio management and discontinued a number of titles in our product pipeline that did not fit our strategic objectives. As a result, we have closed several of our studios and reduced our product development headcount significantly. Additionally, we realigned our sales, marketing and corporate organizational structure to support this more focused product strategy by reducing both costs and headcount in our corporate and global publishing organizations. In total we reduced headcount by approximately 600 people, or 24% of our workforce.

As a result of these realignment initiatives, we recorded a $12.3 million restructuring charge for the fiscal year ended March 31, 2009. Restructuring charges include the costs associated with lease abandonments, less estimates of sublease income, write-off of related fixed assets due to the studio closures, as well as other non-cancellable contracts. Additionally, as of March 31, 2009, we incurred non-cash charges of $63.3 million, recorded in cost of sales—software amortization and royalties, related to the write-off of capitalized software for games that have been cancelled. We also incurred non-cash charges of $1.0 million, recorded in cost of sales—license amortization and royalties, related to impairment of licenses in connection with the cancelled games. In addition, we incurred $12.7 million in cash charges related to severance and other employee benefits. Employee related severance costs are classified in product development, selling and marketing, and general and administrative expenses in our consolidated statements of operations based upon the terminated employee's classification.

We have substantially completed the actions necessary to achieve our business realignment plan, and expect to report additional charges of up to $10.0 million in fiscal 2010 as certain projects are completed and facilities are vacated. We continue to maintain a strong studio system with eight internal development studios and more than 1,200 people in our product development organization.

Overview of Financial Results for Fiscal 2009

Our net loss for the fiscal year ended March 31, 2009 was $431.1 million, or $6.45 per diluted share, and included a gain on sale of discontinued operations, net of tax, of $2.1 million, compared to a net loss of $35.3 million, or $0.53 per diluted share, for last fiscal year, including a gain on sale of discontinued operations, net of tax, of $1.5 million. Our net loss from continuing operations for the fiscal year ended March 31, 2009 was $433.2 million, or $6.48 per diluted share, compared to a net loss from continuing operations of $36.9 million, or $0.55 per diluted share, for the year ended March 31, 2008.

Our profitability is dependent upon revenues from the sales of our video games. Net sales in fiscal year ended March 31, 2009 decreased $200.5 million, or 19%, from fiscal year 2008, to $830.0 million from $1,030.5 million. The decrease in our net sales was primarily due to a decrease in unit sales, unfavorable foreign currency changes due to a stronger U.S. dollar, and a shift in title mix on our Wii games towards lower priced titles. The decrease in unit sales primarily resulted from fewer new releases during fiscal 2009 as compared to the prior fiscal year and, additionally, sales of WWE Smackdown vs. Raw 2009 and WALL•E were lower than sales of WWE Smackdown vs. Raw 2008 and Ratatouille in the prior fiscal year.

Profitability is also affected by the costs and expenses associated with developing and publishing our games. Excluding the impact of goodwill impairment charge of $118.8 million, costs and expenses decreased by $19.6 million, or 1.8%, in the fiscal year ended March 31, 2009 as compared to the prior fiscal year. This decrease was primarily due to decreases in product costs, license amortization and royalties, and product development expense as compared to the prior fiscal year, which were the result of cost reductions in product development expenses and lower sales of licensed products.

Our principal source of cash is from (1) sales of packaged interactive software games designed for play on home video game consoles, personal computers and handheld devices, (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses. Cash used in operations was $194.2 million in fiscal year 2009, as compared to $9.7 million in fiscal year 2008. The increase in cash used was primarily a result of an increase in our net loss for the year ended March 31, 2009 as compared to last fiscal year, partially offset by non-cash goodwill impairment and higher amortization of licenses and software development in fiscal 2009 as compared to fiscal 2008. Additionally, we had larger investments in software development and prepaid licenses and we had higher payments to our vendors in fiscal 2009 as compared to fiscal 2008. These increases in cash usage were partially offset by higher collections of accounts receivable and fewer product purchases reflected in our ending inventory balance.

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

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue. We analyze historical price protection granted, historical returns, current sell-through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance. In addition, we monitor the volume of our sales to retailers and distributors and their inventories, because slow-moving inventory in the distribution channel can result in the requirement for price protection or returns in subsequent periods. Actual price protection and returns in any future period are uncertain. While we believe we can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report. In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease. Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase. In circumstances when we do not have a reliable basis to estimate returns and price protection or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

Licenses are expensed to cost of sales—license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales related to such license, or (ii) an effective rate based upon total projected revenue related to such license. When, in management's estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales—license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2009, the net carrying value of our licenses was $92.9 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales—software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues. In fiscal 2009, we recorded $63.3 million of additional amortization expense related to the cancellation of certain games. As of March 31, 2009, the net carrying value of our software development was $162.5 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments is expensed to cost of sales—software amortization and royalties as earned.

Goodwill and Other Intangible Assets.    We perform an annual assessment of goodwill for impairment during the fourth quarter of each year or more frequently, if events or circumstances occur that would indicate a reduction in the fair value of the Company. In the latter half of the third quarter of fiscal 2009, our stock price declined significantly, resulting in a market capitalization that was substantially below the carrying value of our net assets. In addition, the unfavorable macroeconomic conditions and uncertainties have adversely affected our environment. As a result, in connection with the preparation of the fiscal 2009 third quarter financial statements, we performed an interim goodwill impairment test consistent with SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142).

We performed the first step of the two-step impairment test required by FAS 142, which includes comparing the fair value of our single reporting unit to its carrying value. Due to market conditions at the time of the impairment test, our analysis was weighted towards the market value approach, which is based on recent share prices, and includes a control premium based on recent transactions that have occurred within our industry, to determine the fair value of our single reporting unit. We concluded that the fair value of our single reporting unit was less than the carrying value of our net assets and thus performed the second step of the impairment test. Our step two analysis involved preparing an allocation of the estimated fair value of our reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination. Based on our analysis, we recorded goodwill impairment charges of $118.8 million for the year ended March 31, 2009, representing the entire amount of our previously recorded goodwill.

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

Some of our packaged software products are developed with the ability to be connected to, and played via, the internet. In order for consumers to participate in online communities and play against one another via the internet, we (either directly or through outsourced arrangements with third parties) maintain servers that support an online service we provide to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. Generally, we do not consider the online service to be a deliverable as it is incidental to the overall product offering. Accordingly, we do not defer any revenue related to products containing the limited online service.

In instances where the online service is considered a deliverable and where we have significant continuing involvement in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the packaged software product and the online service for one combined price. Vendor specific objective evidence for the fair value of the online service does not exist as we do not separately offer or charge for the online service. Therefore, when the online service is determined to be a deliverable, we recognize the revenue from sales of such software products ratably over the estimated online service period of six months, beginning the month after shipment of the software product. Costs of sales related to such products are also deferred and recognized with the related revenues and include product costs, software amortization and royalties, and license amortization and royalties.

Determining whether the online service for a particular game constitutes a deliverable is subjective and requires management's judgment. Determining the estimated service period over which to recognize the related revenue and costs of sales is also subjective and involves management's judgment.

When we determine the online service from packaged software products bundled with other online services is considered to be more-than-inconsequential to the software product, such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.

At March 31, 2009 the deferred revenue related to these games was $11.6 million and is included within accrued and other current liabilities in our consolidated balance sheet.

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

Stock-based compensation.    We account for stock-based compensation under SFAS No. 123(R) "Share-Based Payment" ("FAS 123R"). Under FAS 123R, we estimate the fair value of stock options on date of grant using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option's expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Income taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"). The provision for income taxes is computed using the asset and liability method, under which deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. To the extent recovery of deferred tax assets is not likely based on our estimates of future taxable income in each jurisdiction, a valuation allowance is established. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves: (i) estimating our current tax exposure in each jurisdiction including the impact, if any, of changes or interpretations to applicable tax laws and regulations, (ii) estimating additional taxes resulting from tax examinations and (iii) making judgments regarding the recoverability of deferred tax assets.

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

As of April 1, 2007, we adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Previously, we had accounted for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all income tax positions for which the statute of limitations remained open. Our adoption of FIN 48 on April 1, 2007 had no impact on our April 1, 2007 beginning retained earnings balance. The amount of unrecognized tax benefits as of

March 31, 2009 and 2008 was $10.9 million and $11.6 million, respectively. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year income tax returns. A portion of the contingent tax liability relates to fiscal years under examination. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. We have evaluated the impact of the conclusions reached in the IRS examination in the FIN 48 measurement and recognition process. We are currently under routine examination by the IRS for our income tax returns for fiscal years 2004 through 2007 and by various state jurisdictions for fiscal years subsequent to 2003. We expect some of these examinations to be concluded and settled in the next 12 months, however, we are currently unable to estimate the potential impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2010 related to the expiration of the statutes of limitations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The statement provisions effective as of April 1, 2008 and July 1, 2008, did not have a material effect on our results of operations, financial position or cash flows. We adopted the remaining provisions of this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4")," provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this statement on April 1, 2008 and did not make this election for any of our existing financial assets and liabilities. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows. The Company did elect the fair value option for an asset acquired in the third quarter of fiscal 2009 (see "Note 2—Investments").

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("FAS 141R"). FAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2010. We adopted this statement on April 1, 2009, and the adoption is expected to have a significant effect on our financial statements for material acquisitions consummated subsequent to April 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). This Statement amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be our fiscal year 2010. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which was our fourth quarter of fiscal year 2009. We adopted this statement on January 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2007, the FASB ratified the Emerging Issues Task Force ("EITF") consensus conclusion on EITF No. 07-3, "Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development" ("EITF 07-3"). EITF 07-3 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 requires prospective application for new contracts entered into after the effective date. We adopted this statement on April 1, 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, which is our fiscal 2010 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB ratified the EITF consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5") that discusses the determination of whether an instrument is indexed to an entity's own stock. The guidance of this issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this issue is initially applied. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our fiscal 2010. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2008, FASB issued FSP SFAS 140-4 and FIN 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)-8"). This disclosure-only FSP is intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying special purpose entities. FSP SFAS 140-4 and FIN 46 (R)-8 is effective for reporting periods (annual or interim) ending after December 15, 2008. We adopted this statement for our quarter ended December 31, 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1 and APB 28-1") requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP FAS 115-2 and FAS 124-2") modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

Results of Operations

Comparison of Fiscal 2009 to Fiscal 2008

Our net loss from continuing operations for fiscal 2009 was $433.2 million, or $6.48 per diluted share, compared to a net loss from continuing operations of $36.9 million, or $0.55 per diluted share, for fiscal 2008. Our net loss for fiscal 2009 was $431.1 million, or $6.45 per diluted share, and included a $2.1 million gain on sale of discontinued operations.

Net Sales

In fiscal 2009 and 2008, net sales were $830.0 million and $1,030.5 million, respectively. We derive revenue principally from (1) sales of packaged interactive software games designed for play on home video game consoles, personal computers and handheld devices, (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising.

Net sales for fiscal 2009 are impacted by the deferral or recognition of revenue from the sale of titles with significant online functionality. The balance of deferred revenue related to these titles is included within accrued and other current liabilities in our consolidated balance sheets. We also defer certain costs related to these titles; these costs are included within software development, and prepaid expenses and other current assets in our consolidated balance sheets.

Net sales decreased by $200.5 million in fiscal 2009 as compared to fiscal 2008, from $1,030.5 million to $830.0 million. Worldwide net sales in fiscal 2009 were primarily driven by sales of WWE SmackDown vs. Raw 2009, Saints Row 2, and WALL•E. As more fully described below, the main factors that contributed to the decrease in our net sales were, i) an overall softening in our kids business, ii) decline in sales of our games based on the WWE license, and iii) unfavorable changes in foreign currency translation rates.

The following table details our net sales by new releases (titles initially released in the respective fiscal year) and catalog titles (titles released in fiscal years previous to the respective fiscal year) for fiscal 2009 and fiscal 2008 (in thousands):

	Fiscal Year Ended March 31,
					Increase/ (Decrease)
	2009		2008			% Change
New releases	$556,384	67.0%	$755,126	73.3%	$(198,742)	(26.3)%
Catalog	273,579	33.0	275,341	26.7	(1,762)	(0.6)%

Consolidated net sales	$829,963	100.0%	$1,030,467	100.0%	$(200,504)	(19.5)%

Net sales of our new releases decreased by $198.7 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in the number of units sold. The decrease in units sold was primarily the result of releasing 25 fewer SKUs in fiscal 2009 as compared to fiscal 2008, which was primarily due to a decrease in titles from our kids business. A SKU is a version of a title designed for play on a particular platform. The decrease in units sold was also the result of fewer units sold of WWE Smackdown vs. Raw 2009 and Wall-E in fiscal 2009 compared to sales of WWE Smackdown vs. Raw 2008 and Ratatouille in fiscal 2008.

Additionally, there was a decrease in the average selling price on our new releases in fiscal 2009 as compared to fiscal 2008. The decrease in the average selling price of our new releases was primarily due to:

  •
  a shift in title mix on the Wii platform toward lower priced titles such as Big Beach Sports and All Star Cheer, and

  •
  a decrease in the average selling price on Smackdown vs. Raw 2009 in fiscal 2009 as compared to Smackdown vs. Raw 2008 in fiscal 2008, as well as a decrease in average selling price on Wall-E in fiscal 2009 as compared to Ratatouille in fiscal 2008. The decrease in average selling price on these titles was due to a decrease in the gross selling price as well as a higher percentage of fiscal 2009 estimates for price protection as compared to fiscal 2008.

These decreases were partially offset by the net deferred revenue activity on our new releases.

Net sales of our catalog titles remained relatively flat, however, we had a decline in the number of catalog units shipped in fiscal 2009 as compared to fiscal 2008. The decline in units shipped was partially offset by the fiscal 2009 recognition of the fiscal 2008 deferred revenue. Additionally, our catalog titles sold at slightly higher average selling prices in fiscal 2009 as compared to fiscal 2008.

The following table details our net sales by owned intellectual property and licensed titles for fiscal 2009 and fiscal 2008 (in thousands):

	Fiscal Year Ended March 31,
					Increase/ (Decrease)
	2009		2008			% Change
Owned intellectual properties	$278,586	33.6%	$246,515	23.9%	$32,071	13%
Licensed	551,377	66.4	783,952	76.1	(232,575)	(29.7)%

Consolidated net sales	$829,963	100.0%	$1,030,467	100.0%	$(200,504)	(19.5)%

Net sales of games based on our owned intellectual properties increased by $32.1 million in fiscal 2009 as compared to fiscal 2008. Fiscal 2009 net sales of games based on our owned intellectual properties were driven by fiscal 2009 new releases such as Saints Row 2, Big Beach Sports and DeBlob, as well as continued sales of the fiscal 2008 release of MX vs. ATV: Untamed and other catalog titles. We released seven fewer SKUs based on our owned intellectual properties in fiscal 2009 as compared to fiscal 2008. Excluding the impact of deferred revenue in each year, net sales of games based on our owned intellectual properties would have remained relatively flat in fiscal 2009 as compared to fiscal 2008.

Net sales of games based on our licensed properties decreased by $232.6 million in fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in the number of units sold. The decrease in units sold was primarily the result of releasing 18 fewer SKUs based on our licensed properties in fiscal 2009 as compared to fiscal 2008, which was primarily due to a decrease in titles from our kids business. We experienced decreases in sales of games based on both our Disney•Pixar and Nickelodeon licenses due to an overall softening in our kids business.

We also had a decrease in sales of games based on the WWE license primarily due to fewer units sold of WWE Smackdown vs. Raw 2009 in fiscal 2009 compared to sales of WWE Smackdown vs. Raw 2008 in fiscal 2008, partially offset by net sales of WWE Legends of Wrestlemania released in the fourth quarter of fiscal 2009. The decrease in sales of games based on the WWE license was also due to a decrease in the average selling price on Smackdown vs. Raw 2009 in fiscal 2009 as compared to Smackdown vs. Raw 2008 in fiscal 2008, which was due to a decrease in the gross selling price as well as a higher percentage of fiscal 2009 estimates for price protection as compared to fiscal 2008.

The following table details our net sales by territory for fiscal 2009 and fiscal 2008 (in thousands):

	Fiscal Year Ended March 31,
					Increase/ (Decrease)
	2009		2008			% Change
North America	$457,819	55.2%	$503,134	48.8%	$(45,315)	(9.0)%
Europe	314,063	37.8%	454,880	44.2%	(140,817)	(31.0)%
Asia Pacific	58,081	7.0%	72,453	7.0%	(14,372)	(19.8)%

International	372,144	44.8%	527,333	51.2%	(155,189)	(29.4)%

Consolidated net sales	$829,963	100.0%	$1,030,467	100.0%	$(200,504)	(19.5)%

Net sales in North America and in our international territories decreased in fiscal 2009 as compared to fiscal 2008 by $45.3 million and $155.2 million, respectively. The decrease in net sales in both North America and in our international territories was primarily due to the decrease in sales from our new releases. Additionally, we estimate that unfavorable changes in foreign currency translation rates during fiscal 2009 resulted in a decrease of reported net sales from our international territories of $41.0 million as compared to fiscal 2008.

Costs and Expenses, Interest and Other Income, Income Taxes and Minority Interest

Excluding the impact of goodwill impairment charges of $118.8 million, costs and expenses decreased by $19.6 million, or 1.8%, in fiscal 2009 as compared to fiscal 2008, to $1,098.9 million, from $1,118.5 million. The decrease was primarily due to decreases in product costs, license amortization and royalties, product development, and selling and marketing expense in fiscal 2009 as compared to fiscal 2008, which were primarily the result of lower sales and cost reductions in product development stemming from our business realignment. These decreases were partially offset by an increase in software development expense in fiscal 2009 as compared to fiscal 2008, primarily due to games cancelled in connection with our realignment as well as other realignment charges incurred in fiscal 2009.

Cost of Sales—Product Costs (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$338,882	40.8%	$389,097	37.8%	12.9%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales increased by 3.0 points in fiscal 2009 as compared to fiscal 2008. This increase was primarily due to:

  •
  a shift in title mix on the Wii platform toward lower priced titles such as Big Beach Sports and All Star Cheer, and

  •
  a decrease in the average selling price on Smackdown vs. Raw 2009 in fiscal 2009 as compared to Smackdown vs. Raw 2008 in fiscal 2008, as well as a decrease in average selling price on Wall-E in fiscal 2009 as compared to Ratatouille in fiscal 2008. The decrease in average selling price on these titles was due to a decrease in the gross selling price as well as a higher percentage of fiscal 2009 estimates for price protection as compared to fiscal 2008.

Cost of Sales—Software Amortization and Royalties (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$296,688	35.7%	$231,800	22.5%	28.0%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current revenues to total projected revenues. In fiscal 2009 software amortization and royalties increased by 13.2 points as a percentage of net sales as compared to fiscal 2008. The increase was primarily due to non-cash charges of $63.3 million incurred in fiscal 2009 related to games that were cancelled as part of our business realignment, compared to $23.9 million incurred in fiscal 2008. The increase was also due to lower net sales on fiscal 2009 new releases as compared to fiscal 2008.

Cost of Sales—License Amortization and Royalties (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$83,066	10.0%	$99,524	9.7%	16.5%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. License amortization and royalties decreased on a dollar basis due to lower net sales from our portfolio of licensed products in fiscal 2009 as compared to fiscal 2008. Also, net sales of our licensed properties made up a smaller portion of our net sales mix in fiscal 2009 with approximately 66% of our net sales compared to fiscal 2008 with approximately 76% of our net sales. Although net sales of our licensed properties made up a smaller portion of our net sales mix, license amortization and royalties as a percentage of net sales increased slightly in fiscal 2009 as compared to fiscal 2008. This slight increase is primarily the result of overall higher license rates due to the performance of our licensed properties and contractual minimum license requirements, which results in a higher effective rate.

Cost of Sales—Venture Partner Expense (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$19,707	2.4%	$24,056	2.3%	18.1%

Venture partner expense is related to the license agreement that the THQ/JAKKS Pacific joint venture, comprised of THQ and JAKKS Pacific, Inc. ("JAKKS"), has with the WWE, under which our role is to develop, manufacture, distribute, market and sell WWE video games. Venture partner expense decreased by $4.3 million in fiscal 2009 as compared to fiscal 2008. This decrease is due to an overall decrease in net sales of games based on the WWE license. We have not paid these amounts to JAKKS; see "Item 3—Legal Proceedings" for information regarding our venture partner agreement.

Product Development (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$109,201	13.2%	$128,869	12.5%	15.3%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Product development expense decreased by $19.7 million in fiscal 2009 as compared to fiscal 2008. This decrease is primarily due to decreases in internal development spending resulting from the closure of several of our studios as part of our business realignment as well as an increase in spend on products that have reached technological feasibility. These decreases were partially offset by an increase in expense due to severance payments made to product development employees as part of our business realignment.

Selling and Marketing (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$162,183	19.5%	$175,288	17.0%	7.5%

Selling and marketing expenses consist of advertising, promotional expenses, and sales and marketing personnel-related costs. In fiscal 2009, selling and marketing expenses decreased on a dollar basis by $13.1 million as compared to fiscal 2008. This decrease was primarily due to lower marketing spend on Smackdown vs. Raw 2009 in fiscal 2009 as compared to Smackdown vs. Raw 2008 in fiscal 2008 and high marketing spend in the fourth quarter of fiscal 2008 due to the launch of our owned intellectual property Frontlines: Fuel of War.

In fiscal 2009, selling and marketing expenses increased by 2.5 points as a percentage of net sales as compared to fiscal 2008. This increase is primarily due to a decrease in net sales primarily due to lower average selling prices in fiscal 2009 as compared to fiscal 2008 as well as fewer units shipped of our fiscal 2009 new releases as compared to fiscal 2008.

General and Administrative (in thousands)

Year Ended March 31, 2009	% of net sales	Year Ended March 31, 2008	% of net sales	% change
$76,884	9.3%	$69,901	6.8%	10.0%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, as well as fees for professional services, such as legal and accounting services. General and administrative expenses increased by $7.0 million in fiscal 2009 as compared to fiscal 2008. The increase was primarily due to $10.1 million additional bad debt expense in fiscal 2009 as compared to fiscal 2008 resulting from the bankruptcy of certain customers, partially offset by a decrease in employee related expenses.

Goodwill Impairment

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we perform an annual assessment of goodwill to test for impairment during the fourth fiscal quarter of each year, or more frequently if events and circumstances occur that would indicate that an impairment loss may have occurred. For the quarter ended December 31, 2008 our stock price declined significantly, resulting in a market capitalization that was lower than our book value. In addition, the unfavorable macroeconomic conditions and uncertainties have adversely affected our environment. As a result, in connection with the preparation of the fiscal 2009 third quarter financial statements, we performed an interim impairment test of goodwill at December 31, 2008 and recorded non-cash impairment charges relating to goodwill of $118.8 million.

Restructuring

Restructuring charges consist primarily of lease and other contact termination costs and asset impairments related to facility closures. Restructuring charges were $12.3 million in fiscal 2009. We had no restructuring charges in fiscal 2008.

Interest and Other Income, net

Interest and other income, net, consists of interest earned on our investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency. Interest and other income, net, decreased by $14.9 million in fiscal 2009 as compared to fiscal 2008. The decrease in fiscal 2009 was primarily due to the recognition of a $6.3 million other-than-temporary impairment loss on our investments, as well as lower average yields on a lower average investment balance in fiscal 2009 as compared to fiscal 2008.

Income Taxes

We recorded an income tax expense of $46.2 million for fiscal 2009 as compared to income tax benefit of $35.8 million for fiscal 2008. The income tax expense in fiscal 2009 reflects an effective tax rate of (12%), which is different than our statutory rate of 35%. The significant items that generated the variance between our effective tax rate and the statutory tax rate for fiscal 2009 were (i) recording of a valuation allowance against deferred tax assets, (ii) goodwill impairment, the majority of which is not tax deductible, (iii) fiscal 2009 research and development tax credits, and (iv) tax free interest income.

The income tax benefit for fiscal 2008 reflects an effective income tax rate of 49%, which is higher than our statutory rate of 35%. The significant items that generated the variance between our effective tax rate and the statutory tax rate for fiscal 2008 were (i) the partial release of the reserve on previous years' research and development tax credits, (ii) fiscal 2008 research and development tax credits, and (iii) tax free interest income.

Minority Interest

In August 2008, we formed a joint venture, THQ*ICE LLC ("THQ*ICE"), with ICE Entertainment, Inc. a Delaware corporation ("ICE"), for the initial purpose of launching online games in North America. THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009. THQ and ICE own equal interests in THQ*ICE. We have consolidated the results of THQ*ICE in accordance with Financial Accounting Standards Boards Interpretation No. 46R, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," and the minority interest of $302,000 reflects the loss allocable to equity interests in THQ*ICE for fiscal 2009 that are not owned by THQ.

Discontinued Operations

On December 1, 2006, we sold our interest in Minick. As of March 31, 2009 we have received $20.6 million in cash due to the sale of Minick. We recognized gains of $2.1 million, $1.5 million, and $3.1 million in fiscal 2009, 2008, and 2007, respectively, related to the sale of Minick. These gains are presented as "Gain on sale of discontinued operations, net of tax," in our consolidated statements of operations. Pursuant to the Minick sale agreement, no additional consideration is outstanding as of March 31, 2009.

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

The following table details our net sales by territory for fiscal 2008 and 2007 (in thousands):

	Fiscal Year Ended March 31,
					Increase/ (Decrease)
	2008		2007			% Change
North America	$503,134	48.8%	$600,159	58.4%	$(97,025)	(16.2)%
Europe	454,880	44.2	365,406	35.6	89,474	24.5%
Asia Pacific	72,453	7.0	61,291	6.0	11,162	18.2%

International	527,333	51.2	426,697	41.6	110,636	23.6%

Consolidated net sales	$1,030,467	100.0%	$1,026,856	100.0%	$3,611	0.4%

Net sales increased by $3.6 million in fiscal 2008 as compared to fiscal 2007, from $1,026.9 million to $1,030.5 million. Worldwide net sales in fiscal 2008 were primarily driven by sales of WWE SmackDown vs. Raw 2008, Ratatouille and sales of our catalog titles.

North America net sales decreased by $97.0 million in fiscal 2008 as compared to fiscal 2007. The decrease in North America net sales was primarily due to the following:

  •
  sales of Ratatouille in fiscal 2008 were outperformed by sales of Cars in fiscal 2007, and

  •
  a decline in sales of games based on our Nickelodeon license in fiscal 2008, including Avatar: The Burning Earth as compared to sales of games based on our Nickelodeon license in fiscal 2007, including Avatar: The Last Airbender, partially offset by

  •
  an increase in sales of WWE SmackDown vs. Raw 2008 in fiscal 2008 as compared to WWE SmackDown vs. Raw 2007 in fiscal 2007, and

  •
  an increase in sales of our owned intellectual properties, including MX vs. ATV Untamed in fiscal 2008.

International net sales increased by $100.6 million in fiscal 2008 as compared to fiscal 2007. The increase in international net sales was primarily due to the following:

  •
  an increase in sales of WWE SmackDown vs. Raw 2008 in fiscal 2008 as compared to WWE SmackDown vs. Raw 2007 in fiscal 2007,

  •
  an increase in sales of our owned intellectual properties, including Juiced 2: Hot Import Nights, Stuntman: Ignition and MX vs. ATV Untamed in fiscal 2008, and

  •
  sales of Cars 2: Mater National in fiscal 2008, with no comparable title in fiscal 2007.

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

Costs and Expenses, Interest and Other Income, Income Taxes and Minority Interest

Costs and expenses increased by $169.9 million, or 17.9%, in fiscal 2008 as compared to fiscal 2007, to $1,118.5 million, from $948.7 million. This increase, on a dollar basis, was primarily due to:

  •
  higher software amortization and royalties primarily as a result of accelerated amortization taken on current year releases that underperformed relative to our expectations and our decision to discontinue development of certain games in connection with our continued product quality initiatives,

  •
  higher product costs primarily due to i) higher fiscal 2008 sales mix of new-generation products as compared to a higher mix of PC products in fiscal 2007, and ii) changes in foreign currency exchange rates,

  •
  higher selling and marketing expenses due to promotional efforts to support our owned intellectual properties, including Stuntman: Ignition, Juiced 2: Hot Import Nights and Frontlines: Fuel of War as well as an increase in selling and marketing spend to support WWE SmackDown vs. Raw 2008 in fiscal 2008 as compared to WWE SmackDown vs. Raw 2007 in fiscal 2007, and

  •
  higher product development expenses primarily due to increased product development efforts to support future growth.

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

Minority Interest and Discontinued Operations

Minority interest in fiscal 2007 reflects the income allocable to equity interests in Minick that are not owned by THQ. Prior to December 1, 2006, we owned 50% of Minick's outstanding common stock and controlled its board of directors. On December 1, 2006, we sold our interest in Minick. As of March 31, 2008 we have received approximately $18.6 million in cash due to the sale of Minick. We recognized gains of $1.5 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively, related to the sale of Minick. These gains are presented as "Gain on sale of discontinued operations, net of tax" in our consolidated statements of operations. Pursuant to the Minick sale agreement, we may receive additional consideration of approximately 1.2 million Euro during the three months ended June 30, 2008. If such amounts are received, the additional gain recognized will be reported in discontinued operations in the period the proceeds are collected. The results of Minick's operations were not material to any of the periods presented and have therefore not been reclassified as discontinued operations.

Liquidity and Capital Resources

(In thousands)	March 31, 2009	March 31, 2008	Change
Cash and cash equivalents	$131,858	$247,820	$(115,962)
Short-term investments	8,804	69,684	(60,880)

Cash, cash equivalents and short-term investments	$140,662	$317,504	$(176,842)

Percentage of total assets	24%	29%

	Year Ended March 31,
(In thousands)	2009	2008	Change
Cash used in operating activities	$(194,174)	$(9,714)	$(184,460)
Cash provided by investing activities	59,533	105,820	(46,287)
Cash provided by financing activities	33,954	(26,513)	60,467
Effect of exchange rate changes on cash	(15,275)	3,479	(18,753)

Net increase (decrease) in cash and cash equivalents	$(115,962)	$73,072	$(189,033)

Our primary sources of liquidity are cash, cash equivalents, and short-term investments. Our principal source of cash is from (1) sales of packaged interactive software games designed for play on video game consoles, personal computers and handheld devices, (2) downloads by mobile phone users of our wireless content, (3) interactive online-enabled packaged goods, digital distribution of our products and downloadable content/micro-transactions, and (4) in-game advertising. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

Because we did not generate positive cash flow in fiscal year 2009, our cash, cash equivalents and short-term investments have decreased from $317.5 million as of March 31, 2008 to $140.7 million as of March 31, 2009. The primary reasons for the decrease were lower sales in fiscal 2009 compared with the prior year, increased spending on capitalized software, the timing of large license and other payments as well as expenses related to the implementation of our business realignment plan, as described below.

In November 2008, we announced an update to our strategic plan and a business realignment initiative that resulted in the cancellation of several titles that were in development, the closure of five of our studios, a reduction in development personnel, and the streamlining of our corporate organization.

In February 2009, in response to continuing macroeconomic uncertainty, we announced additional realignment plans in order to further streamline our product development and corporate operations and reduce future cash outflows. As outlined in our strategic plan and business realignment, these initiatives resulted in the additional cancellation of titles in development, studio closures and a reduction in development and corporate personnel. Upon completion of a few remaining studio personnel actions, we will have closed several of our studios and will have reduced headcount by approximately 600 people, which represents approximately 24% of our prior total staff. We expect to continue to realize efficiencies from the November 2008 and February 2009 initiatives in fiscal 2010. These actions negatively affected our cash in fiscal 2009 by approximately $10.4 million, primarily a result of severance and other employee-related costs, and lease and other contract termination costs.

Cash Flow from Operating Activities.    Cash used in operating activities increased by $184.5 million for the fiscal year ended March 31, 2009 as compared to last fiscal year. The increase in cash used was primarily a result of an increase in our net loss for the year ended March 31, 2009 as compared to last fiscal year, partially offset by non-cash goodwill impairment and higher amortization of licenses and software development in fiscal 2009 as compared to fiscal 2008. Additionally, we had larger investments in software development and prepaid licenses and we had higher payments to our vendors in fiscal 2009 as compared to fiscal 2008. These increases in cash usage were partially offset by higher collections of accounts receivable and fewer product purchases reflected in our ending inventory balance.

Cash Flow from Investing Activities.    Cash provided by investing activities decreased by $46.3 million for the fiscal year ended March 31, 2009, as compared to last fiscal year. The decrease in cash provided was primarily due to movement between our investments and our cash balances, offset by a decrease in capital spend for the fiscal year ended March 31, 2009, as compared to last fiscal year.

Cash Flow from Financing Activities.    Cash provided by financing activities increased by $60.5 million for the fiscal year ended March 31, 2009, as compared to last fiscal year. The increase in cash provided was primarily due to common stock repurchases of $54.9 in fiscal year 2008; we had no repurchases of our common stock in fiscal 2009. The increase in cash provided by financing activities is also the result of net borrowings of $24.4 under our secured credit line.

Key Balance Sheet Accounts

Accounts Receivable.    Accounts receivable decreased $52.4 million in fiscal year 2009, from $112.8 million at March 31, 2008 to $60.4 million at March 31, 2009. The decrease in net accounts receivable is primarily due to a decrease in net sales in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, as well as an increase in reserves as a percentage of gross accounts receivable. The increase in reserves is primarily due to an increase in our allowance for bad debts due to the bankruptcy of EUK in the UK and Circuit City in North America. Accounts receivable allowances were $101.0 million as of March 31, 2009, a $12.0 million decrease from March 31, 2008. Allowances for price protection and returns as a percentage of trailing nine month net sales were 11% and 10% as of March 31, 2009 and 2008, respectively. We believe our current reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.    Inventory decreased $12.5 million in fiscal 2009, from $38.2 million at March 31, 2008 to $25.8 million at March 31, 2009. The decrease in inventory was primarily due to 25 fewer SKUs released in fiscal 2009 as compared to fiscal 2008 which contributed to overall lower net sales. Inventory turns on a rolling twelve month basis were 8 and 11 at March 31, 2009 and 2008, respectively.

Licenses.    Licenses increased $6.1 million in fiscal 2009, from $86.8 million at March 31, 2008 to $92.9 million at March 31, 2009. The increase was primarily due to advance payments made to key licensors, including DreamWorks Animation and Marvel Entertainment in excess of amortization of our existing licenses.

Software Development.    Software development decreased $18.7 million in fiscal 2009, from $181.2 million at March 31, 2008 to $162.5 million at March 31, 2009. The decrease in software development is primarily the result of software development amortization of titles released in fiscal 2009 and a $63.3 million decrease due to the cancellation of unreleased games resulting from our business realignment plan. These decreases were partially offset by our investment in cross-platform titles scheduled to be released in fiscal 2010 and beyond. Approximately 86% of the software development asset balance at March 31, 2009 is for games that have fiscal 2010 release dates and beyond.

Accounts Payable.    Accounts payable decreased by $21.6 million from $61.7 million at March 31, 2008 to $40.1 million at March 31, 2009. The decrease in accounts payable is primarily due to a decrease in product purchases.

Accrued and Other Current Liabilities.    Accrued and other current liabilities decreased $12.0 million in fiscal 2009, from $202.1 million at March 31, 2008 to $190.1 million at March 31, 2009. The decrease in accrued and other current liabilities is primarily due to a decrease in the deferral of revenue from sales of games with significant online functionality at March 31, 2009 as compared to the deferral of revenue at March 31, 2008. We also had a decrease in employee related accruals, partially offset by the withholding of payments to our venture partner. See "Item 3—Legal Proceedings" for information related to the payment to our venture partner.

Secured Credit Lines.    During the 2009 fiscal year, we obtained secured lines of credit with UBS and Wachovia, now Wells Fargo & Company ("Wells Fargo") and thus secured credit lines increased by $24.4 million due to the $21.4 million line of credit with UBS, and the $3.0 million margin account with Wells Fargo. The UBS credit line is secured by our auction rate securities held with UBS and the Wells Fargo margin account is collateralized by our securities held with Wells Fargo. See "Note 10—Secured Credit Lines".

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

At March 31, 2009, we held cash, cash equivalents, short-term investments and long-term investments, net of borrowings on secured lines of credit, of $151.9 million. We believe that this amount, along with the cash we expect to generate from our operations through the end of fiscal 2010, will be sufficient to meet our expected cash needs through the end of fiscal 2010 for direct manufacturing costs (including platform manufacturer license fees), payments to licensors and external developers, internal product development costs, and selling, marketing and other general operating expenses. In light of current economic conditions, on May 6, 2009, we signed a commitment letter for a revolving credit facility of up to $35.0 million with Bank of America, NA ("B of A"). We expect the new credit facility, which will be secured by our assets, to provide us with a revolving line of credit for working capital and other corporate purposes. The credit facility is subject to the execution of final agreements, which we expect to complete by July 5, 2009. Further deterioration in global macroeconomic conditions could result in us having to pursue additional funding from public or private sources to meet our cash needs, or to curtail or defer currently-planned expenditures, or both.

As of March 31, 2009, we had $2.4 million of preferred securities and $5.0 million of auction rate securities ("ARS") classified as short-term and long-term available-for-sale securities, respectively. We classified certain of these investments as long-term to reflect the lack of liquidity of these securities. In addition, we have $26.1 million of ARS classified as trading securities.

We have estimated the fair value of the remaining ARS using a discounted cash flow analysis that considered the following key inputs: i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction. Based on this analysis, as of March 31, 2009 we recorded a temporary impairment of $0.4 million related to our ARS in accumulated other comprehensive income in our consolidated balance sheet. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security. We believe this temporary impairment is primarily attributable to the limited liquidity of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2009. See "Note 2—Investment Securities" in the notes to the consolidated financial statements for further information related to our investments.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS. This agreement provides us with a future option to sell such ARS to the broker at the par value of the underlying securities beginning in July 2010. In addition, under the arrangement, we will have the ability to borrow up to 75% of the market value (as determined by UBS) of these securities at any time, on a no net interest basis, to the extent that such securities continue to be illiquid or until the option to sell is exercised. As of March 31, 2009 we have borrowed $21.4 million under this agreement to ensure liquidity of the underlying ARS. The credit line is secured by our ARS held with UBS, which have a par value of $30.8 million and a fair value of $26.1 million at March 31, 2009 See "Note 10—Secured Credit Lines".

In December 2008, we obtained a margin account at Wachovia Securities (now Wells Fargo & Company ("Wells Fargo")). The terms of the margin account enable us to borrow against certain securities, including some of our ARS. The margin account is collateralized by the securities held with Wells Fargo, which have a par value of $7.8 million and a fair value of $7.4 million at March 31, 2009. The interest rate on borrowing is currently set at LIBOR plus a margin. There was $3.0 million outstanding on this margin account at March 31, 2009.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in Part I—Item 1A "Risk Factors" in this Annual Report on Form 10-K.

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Secured Credit Lines(4)	Other(5)	Total
2010	$79,909	$5,692	$15,541	$24,360	$3,231	$128,733
2011	51,508	4,722	14,402	—	—	70,632
2012	13,860	3,572	11,994	—	—	29,426
2013	6,600	3,172	8,749	—	—	18,521
2014	2,000	2,379	7,759	—	—	12,138
Thereafter	—	—	9,232	—	—	9,232

	$153,877	$19,537	$67,677	$24,360	$3,231	$268,682

  (1)
  Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum license and software development commitments for contracts in place as of March 31, 2009 are $153.9 million. License/software development commitments in the table above include $30.1 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2009 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

  (2)
  Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2010 will be $5.7 million.

  (3)
  Leases.    We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Of these obligations, $2.2 million and $2.8 million are accrued and classified as short-term liabilities and long-term liabilities, respectively in the accompanying consolidated balance sheet, due to abandonment of certain lease obligations pursuant to our business realignment.

  (4)
  Secured Credit Lines.    In fiscal 2009 we obtained a line of credit with UBS and a margin account at Wachovia Securities (now Wells Fargo & Company ("Wells Fargo")). There were $21.4 million and $3.0 million, respectively, outstanding on these secured credit lines as of March 31, 2009. See "Note 10—Secured Credit Lines" in the notes to the consolidated financial statements.

  (5)
  Other.    In fiscal 2008 and 2009 we entered into various international distribution agreements with one to two year terms. Pursuant to the terms of these agreements, we had purchase commitments of $2.4 million as of March 31, 2009. These commitments are included in the table above and are not included in current liabilities in our March 31, 2009 consolidated balance sheet.

    Pursuant to the terms of our acquisition of Universomo there is additional consideration of $0.8 million included in accrued and other current liabilities in our March 31, 2009 consolidated balance sheet and included in the table above.

  (6)
  We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of March 31, 2009 we had $10.9 million of unrecognized tax benefits. See "Note 14—Income Taxes" in the notes to the consolidated financial statements.

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

As of March 31, 2009, we had no outstanding letters of credit.

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

Cash Flow Hedging Activities.    From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses. There were no such contracts purchased during fiscal 2009.

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

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position. As of March 31, 2009, we had foreign exchange forward contracts in the notional amount of $67.2 million, all with maturities of one month, consisting primarily of the Euro, GBP, and AUD.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $37.3 million and a reduction of reported income before taxes of approximately $0.8 million. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported total assets of approximately $12.7 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 8.    Consolidated Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,
Agoura Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of THQ Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, "Description of Business and Summary of Significant Accounting Policies" to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" effective April 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 28, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Los Angeles, California
May 22, 2009

THQ INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$131,858	$247,820
Short-term investments	8,804	69,684

Cash, cash equivalents and short-term investments	140,662	317,504
Accounts receivable, net of allowances	60,444	112,843
Inventory	25,785	38,240
Licenses	45,025	47,182
Software development	137,820	155,821
Deferred income tax	6,112	—
Income tax receivable	903	—
Prepaid expenses and other current assets	27,441	24,487

Total current assets	444,192	696,077
Property and equipment, net	33,511	50,465
Licenses, net of current portion	47,875	39,597
Software development, net of current portion	24,647	25,369
Income taxes receivable, net of current portion	—	16,116
Deferred income taxes	1,982	61,710
Goodwill	—	122,385
Long-term investments	5,025	52,599
Long-term investments, pledged	30,618	—
Other long-term assets, net	10,479	20,002

TOTAL ASSETS	$598,329	$1,084,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,088	$61,700
Accrued and other current liabilities	190,140	202,102
Secured credit lines	24,360	—
Income taxes payable	—	6,504
Deferred income taxes	—	29,266

Total current liabilities	254,588	299,572
Other long-term liabilities	33,503	44,179
Commitments and contingencies	—	—
Minority interest	3,198	—
Stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of March 31, 2009; 67,471,659 and 66,352,994 shares issued and outstanding as of March 31, 2009 and 2008, respectively	675	664
Additional paid-in capital	495,851	468,693
Accumulated other comprehensive income (loss)	(2,392)	27,194
Retained earnings (accumulated deficit)	(187,094)	244,018

Total stockholders' equity	307,040	740,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,329	$1,084,320

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2009	2008	2007
Net sales	$829,963	$1,030,467	$1,026,856
Costs and expenses:
Cost of sales—product costs	338,882	389,097	351,449
Cost of sales—software amortization and royalties	296,688	231,800	165,462
Cost of sales—license amortization and royalties	83,066	99,524	99,533
Cost of sales—venture partner expense	19,707	24,056	16,730
Product development	109,201	128,869	97,105
Selling and marketing	162,183	175,288	139,958
General and administrative	76,884	69,901	78,413
Goodwill impairment	118,799	—	—
Restructuring	12,266	—	—

Total costs and expenses	1,217,676	1,118,535	948,650

Income (loss) from continuing operations before interest and other income, net, income taxes and minority interest	(387,713)	(88,068)	78,206
Interest and other income, net	483	15,433	12,822

Income (loss) from continuing operations before income taxes and minority interest	(387,230)	(72,635)	91,028
Income taxes	46,226	(35,785)	26,206

Income (loss) from continuing operations before minority interest	(433,456)	(36,850)	64,822
Minority interest	302	—	136

Income (loss) from continuing operations	(433,154)	(36,850)	64,958
Gain on sale of discontinued operations, net of tax	2,042	1,513	3,080

Net income (loss)	$(431,112)	$(35,337)	$68,038

Earnings (loss) per share—basic:
Continuing operations	$(6.48)	$(0.55)	$1.00
Discontinued operations	0.03	0.02	0.05

Earnings (loss) per share—basic	$(6.45)	$(0.53)	$1.05

Earnings (loss) per share—diluted:
Continuing operations	$(6.48)	$(0.55)	$0.96
Discontinued operations	0.03	0.02	0.05

Earnings (loss) per share—diluted	$(6.45)	$(0.53)	$1.01

Shares used in per share calculation—basic	66,861	66,475	65,039

Shares used in per share calculation—diluted	66,861	66,475	67,593

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

Fiscal Years Ended March 31, 2007, 2008 and 2009

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital
	Shares	Amount				Total
Balance at March 31, 2006	64,140,977	$642	$405,425	$10,367	$211,317	$627,751
Exercise of options	3,193,844	31	50,532	—	—	50,563
Conversion of stock unit awards	8,100	—	—	—	—	—
Cancellation of restricted stock	(49,700)	—	—	—	—	—
Repurchase of common stock	(615,500)	(6)	(13,581)	—	—	(13,587)
Stock based compensation	—	—	20,090	—	—	20,090
Tax benefit related to the exercise of employee stock options	—	—	8,866	—	—	8,866
Comprehensive income:
Net income	—	—	—	—	68,038	68,038
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	9,463	—	9,463
Unrealized loss on investments, net of $1.3 million tax benefit	—	—	—	(2,227)	—	(2,227)

Comprehensive income						75,274

Balance at March 31, 2007	66,677,721	$667	$471,332	$17,603	$279,355	$768,957
Exercise of options	1,421,907	14	21,122	—	—	21,136
Issuance of restricted stock, net	194,600	2	(559)	—	—	(557)
Issuance of ESPP shares	304,881	3	5,945	—	—	5,948
Conversion of stock unit awards	8,100	—	—	—	—	—
Cancellation of restricted stock	(60,815)	—	—	—	—	—
Repurchase of common stock	(2,193,400)	(22)	(54,888)	—	—	(54,910)
Stock-based compensation	—	—	21,820	—	—	21,820
Tax benefit related to the exercise of employee stock options	—	—	3,921	—	—	3,921
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(35,337)	(35,337)
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	9,372	—	9,372
Unrealized gain on investments, net of $0.1 million tax expense	—	—	—	219	—	219

Comprehensive income (loss)						(25,746)

Balance at March 31, 2008	66,352,994	$664	$468,693	$27,194	$244,018	$740,569
Exercise of options	437,754	4	5,995	—	—	5,999
Issuance of ESPP shares	693,711	7	3,588	—	—	3,595
Conversion of stock unit awards	8,100	—	—	—	—	—
Cancellation of restricted stock	(20,900)	—	—	—	—	—
Stock-based compensation	—	—	18,326	—	—	18,326
Taxes related to the exercise and cancellation of employee stock options	—	—	(751)	—	—	(751)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(431,112)	(431,112)
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(28,019)	—	(28,019)
Unrealized loss on investments, net of $4.5 million tax benefit	—	—	—	(7,428)	—	(7,428)
Less: Reclassification of losses included in net income (loss), net of $3.5 million tax benefit	—	—	—	5,861	—	5,861

Comprehensive income (loss)						(460,698)

Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$307,040

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(431,112)	$(35,337)	$68,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(302)	—	54
Depreciation and amortization	19,327	18,722	15,651
Amortization of licenses and software development(1)	327,885	257,051	179,684
Goodwill impairment charges	118,799	—	—
Gain on sale of discontinued operations	(2,042)	(1,513)	(3,080)
Loss on disposal of property and equipment	2,835	270	1,395
Restructuring charges	12,266	—	—
Amortization of interest	846	825	—
Other-than-temporary impairment on investments	6,279	(13)	—
Loss on investments	500	—	—
Stock-based compensation(2)	18,665	22,860	16,253
Tax benefit related to stock-based awards	—	3,921	8,866
Excess tax benefit related to stock-based awards	—	(2,157)	(3,963)
Deferred income taxes	33,388	(42,537)	(948)
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	38,529	(38,232)	7,053
Inventory	10,577	(9,622)	2,277
Licenses	(59,979)	(38,423)	(37,809)
Software development	(254,220)	(225,433)	(203,089)
Prepaid expenses and other current assets	(5,218)	(7,031)	(3,275)
Accounts payable	(16,266)	30,635	(5,584)
Accrued and other liabilities	(14,793)	40,826	28,380
Income taxes	(138)	15,474	(5,906)

Net cash (used in) provided by operating activities	(194,174)	(9,714)	63,997

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	118,295	617,754	672,645
Purchase of available-for-sale investments	(47,365)	(458,561)	(675,735)
Other long-term assets	66	(986)	(2,933)
Acquisitions, net of cash acquired	(4,847)	(32,636)	(7,797)
Net proceeds from sale of discontinued operations	2,042	1,513	7,181
Purchases of property and equipment	(8,658)	(21,264)	(21,496)

Net cash provided by (used in) investing activities	59,533	105,820	(28,135)

FINANCING ACTIVITIES:
Stock repurchase	—	(54,910)	(13,587)
Proceeds from issuance of common stock to employees	9,594	26,240	50,563
Proceeds from secured line of credit borrowings	29,300	—	—
Repayment of secured line of credit	(4,940)	—	—
Excess tax benefit related to stock-based awards	—	2,157	3,963

Net cash (used in) provided by financing activities	33,954	(26,513)	40,939
Effect of exchange rate changes on cash	(15,275)	3,479	6,430

Net increase (decrease) in cash and cash equivalents	(115,962)	73,072	83,231
Cash and cash equivalents—beginning of period	247,820	174,748	91,517

Cash and cash equivalents—end of period	$131,858	$247,820	$174,748

Supplemental cash flow information:
Cash paid during the period for income taxes	$16,184	$14,076	$28,476
Cash paid during the period for interest	$348	$190	$79

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

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers. Our portfolio of licensed properties includes games based on popular fighting brands such as World Wrestling Entertainment and the Ultimate Fighting Championship; kids and family brands such as DreamWorks Animation, Disney•Pixar, Marvel Entertainment and Nickelodeon; core gamer brand Warhammer 40,000; as well as others. In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, DeBlob, Frontlines, MX vs. ATV, Red Faction and Saints Row.

Principles of Consolidation.    The consolidated financial statements include the accounts of THQ Inc. and our wholly owned and majority owned subsidiaries as well as the venture we have with JAKKS Pacific, Inc. See "Note 18—Agreement with JAKKS Pacific, Inc." The results of operations for acquisitions of companies have been included in the consolidated statements of operations beginning on the closing date of acquisition. See "Note 5—Business Combinations." All material intercompany balances and transactions have been eliminated in consolidation.

In August 2008, we formed a joint venture, THQ*ICE LLC ("THQ*ICE"), with ICE Entertainment, Inc. a Delaware corporation ("ICE"), for the initial purpose of launching online games in North America. THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009. THQ and ICE own equal interests in THQ*ICE. In accordance with Financial Accounting Standards Boards Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51", we have determined that we are the primary beneficiary of THQ*ICE, as we believe we would receive the majority of expected returns or absorb the majority of expected losses. Accordingly, we have consolidated the results of THQ*ICE in the accompanying consolidated financial statements.

Fiscal Year.    Effective April 1, 2006, we began reporting our fiscal year on a 52/53-week period. Beginning with the fiscal year ending March 31, 2007, our fiscal year ended on the Saturday nearest March 31. The results of operations for the fiscal years ended March 31, 2009, 2008 and 2007 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ended March 31, 2009	52 weeks	March 28, 2009
Year ended March 31, 2008	52 weeks	March 29, 2008
Year ended March 31, 2007	52 weeks	March 31, 2007

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

Foreign Currency Translation.    Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency and are included in interest and other income in our consolidated statements of operations. For the fiscal years ended March 31, 2009, 2008, and 2007 foreign currency transaction gains were $0.8 million, $0.5 million, and $0.1 million respectively.

Cash, Cash Equivalents and Investment Securities.    We consider all money market funds and highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments designated under Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses recognized in earnings. Investments designated as available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as interest and other income, net, in the consolidated statements of operations.

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

Financial Instruments.    The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit lines approximate fair value based on their short-term nature. Investments classified as available for sale and trading are stated at fair value.

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

We utilize forward contracts in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. Our accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings within the financial statement line item consistent with the hedged item. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. During the periods presented we did not have any derivatives that qualify for hedge accounting. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment are recorded in earnings. The fair value of foreign currency contracts is estimated based on the forward rate of the various hedged currencies as of the end of the period. As of March 31, 2009, 2008 and 2007, we had foreign exchange forward contracts in the notional amount of $67.2 million, $97.0 million and $47.0 million, respectively. The net losses recognized from foreign currency contracts in fiscal 2009, 2008, and 2007 were $2.3 million, $5.9 million and $0.9 million, respectively, and are included in interest and other income, net, in our consolidated statements of operations.

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

We establish sales allowances based on estimates of future price protection and returns with respect to current period product revenue. We analyze historical price protection granted, historical returns, current sell-through of retailer and distributor inventory of our products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other related factors when evaluating the adequacy of the price protection and returns allowance. In addition, we monitor the volume of our sales to retailers and distributors and their inventories, because slow-moving inventory in the distribution channel can result in the requirement for price protection or returns in subsequent periods. Actual price protection and returns in any future period are uncertain. While we believe we can make reliable estimates for these matters, if we changed our assumptions and estimates, our price protection and returns reserves would change, which would impact the net revenue we report. In addition, if actual price protection and returns were significantly greater than the reserves we have established, the actual results of our reported net sales would decrease. Conversely, if actual price protection and returns were significantly less than our reserves, our reported net sales would increase. In circumstances when we do not have a reliable basis to estimate returns and price protection or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

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

Concentrations of Credit Risk.    Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term investments. We place cash and cash equivalents and short-term investments with high credit-quality financial institutions and limit the amount of credit exposure to any one financial institution. We believe the risk related to cash and cash equivalents, and accounts receivable is not material due to the short-term nature of such assets. Our investments include significant holdings of ARS. Although there has been recent uncertainty in the credit markets, all of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. See "Note 2—Investment Securities" in the notes to the consolidated financial statements for further information related to our investments.

Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers, maintain an allowance for potential credit losses, and most of our foreign receivables are covered by credit insurance. As of March 31, 2009 and 2008, approximately 16% and 15%, respectively, of our gross accounts receivable outstanding was with one major customer. Our largest single customer accounted for 14% of our gross sales in fiscal 2009, 14% of our gross sales in fiscal 2008 and 18% of our gross sales in fiscal 2007. Our second largest customer accounted for 13% of our gross sales in fiscal 2009, 12% of our gross sales in fiscal 2008 and 11% of our gross sales in fiscal 2007.

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

Licenses are expensed to cost of sales—license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales related to such license, or (ii) an effective rate based upon total projected revenue related to such license. When, in management's estimate, future cash flows will not be sufficient to recover previously capitalized costs, we expense these capitalized costs to cost of sales—license amortization and royalties. If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales—license amortization and royalties expense may be larger than anticipated in any given quarter. As of March 31, 2009, the net carrying value of our licenses was $92.9 million. If we were required to write off licenses, due to changes in market conditions or product acceptance, our results of operations could be materially adversely affected.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales—software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues. In fiscal 2009, we recorded $63.3 million of additional amortization expense related to the cancellation of certain games. As of March 31, 2009, the net carrying value of our software development was $162.5 million.

The milestone payments made to our third-party developers during their development of our games are typically considered non-refundable advances against the total compensation they can earn based upon the sales performance of the products. Any additional compensation earned beyond the milestone payments is expensed to cost of sales—software amortization and royalties as earned.

Goodwill and Other Intangible Assets.    We perform an annual assessment of goodwill for impairment during the fourth quarter of each year or more frequently, if events or circumstances occur that would indicate a reduction in the fair value of the Company. In the latter half of the third quarter of fiscal 2009, our stock price declined significantly, resulting in a market capitalization that was substantially below the carrying value of our net assets. In addition, the unfavorable macroeconomic conditions and uncertainties have adversely affected our environment. As a result, in connection with the preparation of the fiscal 2009 third quarter financial statements, we performed an interim goodwill impairment test consistent with SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142).

We performed the first step of the two-step impairment test required by FAS 142, which includes comparing the fair value of our single reporting unit to its carrying value. Due to market conditions at the time of the test, our analysis was weighted towards the market value approach, which is based on recent share prices and includes a control premium based on recent transactions that have occurred within our industry, to determine the fair value of our single reporting unit. We concluded that the fair value of our single reporting unit was less than the carrying value of our net assets and thus performed the second step of the impairment test. Our step two analysis involved preparing an allocation of the estimated fair value of our reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination. Based on our analysis, we recorded goodwill impairment charges of $118.8 million during the year ended March 31, 2009, representing the entire amount of our previously recorded goodwill.

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

Some of our packaged software products are developed with the ability to be connected to, and played via, the internet. In order for consumers to participate in online communities and play against one another via the internet, we (either directly or through outsourced arrangements with third parties) maintain servers that support an online service we provide to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. Generally, we do not consider the online service to be a deliverable as it is incidental to the overall product offering. Accordingly, we do not defer any revenue related to products containing the limited online service.

In instances where the online service is considered a deliverable and where we have significant continuing involvement in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the packaged software product and the online service for one combined price. Vendor specific objective evidence for the fair value of the online service does not exist as we do not separately offer or charge for the online service. Therefore, when the online service is determined to be a deliverable, we recognize the revenue from sales of such software products ratably over the estimated online service period of six months, beginning the month after shipment of the software product. Costs of sales related to such products are also deferred and recognized with the related revenues and include product costs, software amortization and royalties, and license amortization and royalties.

Determining whether the online service for a particular game constitutes a deliverable is subjective and requires management's judgment. Determining the estimated service period over which to recognize the related revenue and costs of sales is also subjective and involves management's judgment.

When we determine the online service from packaged software products bundled with other online services is considered to be more-than-inconsequential to the software product, such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale. At March 31, 2009 the deferred revenue related to these games was $11.6 million and is included within accrued and other current liabilities in our consolidated balance sheet.

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

Software Licenses:    For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, revenue is recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. Revenue from the licensing of software for the fiscal years ended March 31, 2009, 2008 and 2007 was $11.7 million, $7.8 million and $8.6 million, respectively.

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

Advertising.    Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. We engage in co-operative advertising with some of our retail channel partners. We accrue the associated costs when revenue is recognized and such amounts are included in selling and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified; otherwise, they are recognized as a reduction of net sales. Advertising costs for the fiscal years ended March 31, 2009, 2008 and 2007 were $77.6 million, $85.7 million and $61.2 million, respectively.

Stock-based compensation.    We account for stock-based compensation under SFAS No. 123(R) "Share-Based Payment" ("FAS 123R"). Under FAS 123R, we estimate the fair value of stock options on date of grant using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense recognized represents the expense associated with the stock options we expect to ultimately vest based upon an estimated rate of forfeitures; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our common stock and an option's expected life. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Income taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"). The provision for income taxes is computed using the asset and liability method, under which deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. To the extent recovery of deferred tax assets is not likely based on our estimates of future taxable income in each jurisdiction, a valuation allowance is established. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves: (i) estimating our current tax exposure in each jurisdiction including the impact, if any, of changes or interpretations to applicable tax laws and regulations, (ii) estimating additional taxes resulting from tax examinations and (iii) making judgments regarding the recoverability of deferred tax assets.

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

As of April 1, 2007, we adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Previously, we had accounted for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all income tax positions for which the statute of limitations remained open. Our adoption of FIN 48 on April 1, 2007 had no impact on our April 1, 2007 beginning retained earnings balance. The amount of unrecognized tax benefits as of March 31, 2009 and 2008 was $10.9 million and $11.6 million, respectively. The contingent tax liability relates to tax positions taken in previously filed tax returns and similar positions expected to be taken in our current year income tax returns. A portion of the contingent tax liability relates to fiscal years under examination. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. We have evaluated the impact of the conclusions reached in the IRS examination in the FIN 48 measurement and recognition process. We are currently under routine examination by the IRS for our income tax returns for fiscal years 2004 through 2007 and by various state jurisdictions for fiscal years subsequent to 2003. We expect some of these examinations to be concluded and settled in the next 12 months, however, we are currently unable to estimate the potential impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2010 related to the expiration of the statutes of limitations.

Basic and Diluted Earnings Per Share.    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, increased by common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options, warrants, the employee stock purchase plan, and other stock unit awards. However, potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Recently Issued Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2,

"Effective Date of FASB Statement No. 157" which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2010. In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The statement provisions effective as of April 1, 2008 and July 1, 2008, did not have a material effect on our results of operations, financial position or cash flows. We adopted the remaining provisions of this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4")," provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this statement on April 1, 2008 and did not make this election for any of our existing financial assets and liabilities. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows. The Company did elect the fair value option for a financial instrument acquired in the third quarter of fiscal 2009 (see "Note 2—Investments").

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("FAS 141R"). FAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2010. We adopted this statement on April 1, 2009, and the adoption is expected to have a significant effect on our financial statements for material acquisitions consummated subsequent to April 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,

"Goodwill and Other Intangible Assets" ("FAS 142"). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). This Statement amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be our fiscal year 2010. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which was our fourth quarter of fiscal year 2009. We adopted this statement on January 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2007, the FASB ratified the Emerging Issues Task Force ("EITF") consensus conclusion on EITF No. 07-3, "Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development" ("EITF 07-3"). EITF 07-3 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 requires prospective application for new contracts entered into after the effective date. We adopted this statement on April 1, 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, which is our fiscal 2010 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB ratified the EITF consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5") that discusses the determination of whether an instrument is indexed to an entity's own stock. The guidance of this issue shall be applied to outstanding instruments as of the beginning of the fiscal year in which this issue is initially applied. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our fiscal 2010. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)-8"). This disclosure-only FSP is intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying special purpose entities. FSP SFAS 140-4 and FIN 46 (R)-8 is effective for reporting periods (annual or interim) ending after December 15, 2008. We adopted this statement for our quarter ended December 31, 2008, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP FAS 107-1 and APB 28-1") requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP FAS 115-2 and FAS 124-2") modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

2.     Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2009 (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities	$6,397	$5	$(3)	$6,399
Corporate securities	2,405	—	—	2,405

Total short-term investments	8,802	5	(3)	8,804

Long-term investments:
Municipal securities(1)	5,475	—	(450)	5,025

Total long-term investments	5,475	—	(450)	5,025

Total available-for-sale investments	$14,277	$5	$(453)	$13,829

Put option				4,541
Trading securities(1)				26,077

Total long-term investments pledged				30,618

Total investment securities				$44,447

    (1)
    The municipal securities included in the table above and classified as long-term are all auction rate securities with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies.

Available-for-sale investments

The gross unrealized losses on our short-term available-for-sale investments in the above table were primarily caused by a decrease in the fair value of the investments as a result of the limited liquidity of these investments. None of the available-for-sale securities included in the above table have been in an unrealized loss position for more than 12 months.

During fiscal 2009, our available-for-sale investments included in the table above had a decline in fair value of $0.5 million that was deemed temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments. As such, an unrealized loss in this amount was recorded to other comprehensive income.

In addition, we had a pre-tax unrealized holding loss on our investment in Yuke's Co., Ltd. ("Yuke's") that is classified as available-for-sale and is included in other long-term assets, net (see "Note 8—Other Long-Term Assets").

During fiscal 2009, we recorded impairment charges of $6.3 million to interest and other income, net, related to declines in fair value that we concluded were other than temporary. Of this impairment, $2.0 million related to a downgrade in one security's rating from A to CCC- and $4.3 million related to securities received as collateral for former auction rate securities ("ARS") that were required to be unwound as a result of Lehman Brothers filing for bankruptcy protection.

During the year ended March 31, 2009 there were $0.1 million of realized gains and $0.4 million of realized losses from sales of available-for-sale securities.

The following table summarizes the amortized cost and fair value of our investment securities, classified by stated maturity as of March 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$8,802	$8,804
Due after one year through two years	—	—

Total short-term investments	8,802	8,804

Long-term investments:
Due after one year through five years	500	490
Due after five years through ten years	—	—
Due after ten years	4,975	4,535

Total long-term investments	5,475	5,025

Total investment securities	$14,277	$13,829

The following table summarizes our available-for-sale investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2008 (in thousands):

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

    (1)
    The municipal and corporate securities included in the table above and classified as long-term are all auction rate securities with most collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and the majority of the remaining securities backed by monoline bond insurance companies

During the year ended March 31, 2008 there were $0.1 million of realized gains and no realized losses from sales of available-for-sale securities. During the year ended March 31, 2007 there were no realized gains or (losses) from sales of available-for-sale securities. In addition to the net unrealized loss of $1.0 million during the year ended March 31, 2008 from our investment securities, we had a pre-tax unrealized holding gain on our investment in Yuke's Co., Ltd. ("Yuke's") which is classified as available-for-sale and is included in other long-term assets (see "Note 8—Other Long-Term Assets").

The gross unrealized losses on our available-for-sale investments in the above table were primarily caused by a decrease in the fair value of the investments as a result of an increase in market interest rates. None of the available-for-sale securities included in the above table have been in an unrealized loss position for more than 12 months.

Auction Rate Securities

As of March 31, 2009 we had $31.1 million of ARS classified as long-term investments, of which $26.1 million were considered trading securities and $5.0 million were considered available-for-sale. These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS (the "UBS Agreement"). The UBS Agreement provides us with Auction Rate Securities Rights ("Rights") to sell such ARS to UBS at the par value of the underlying securities at any time during the period June 30, 2010 through July 2, 2012. These Rights are a freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option. Under the UBS Agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice, and must pay us par value for the ARS within one day of the settlement. As of March 31, 2009, the put option had a fair value of $4.5 million and is recorded in long-term investments, pledged and a gain of $4.5 million is recorded in interest and other income, net, in the accompanying consolidated statement of operations for fiscal 2009.

Additionally, pursuant to the UBS Agreement, we have the ability to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continue to be illiquid or until June 30, 2010 (see "Note 10—Secured Credit Lines") and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances. The credit line is secured by our ARS held with UBS, which have a par value of $30.8 million and a fair value of $26.1 million at March 31, 2009. As of March 31, 2009, we have borrowed $21.4 million under the UBS Agreement. The ARS held with UBS that were previously reported as available-for-sale were transferred to trading securities and are classified as long-term investments, pledged. We recorded a charge of $4.7 million for the mark-to-market adjustment related to these trading securities in interest and other income, net.

In fiscal 2009 the gross losses included in earnings from transfers of securities from the available-for-sale category into the trading category were $5.5 million. In fiscal 2009 there were no gains from transfers included in earnings from transfers of securities from the available-for-sale category into the trading category.

In aggregate, $0.2 million of net mark-to-market losses have been recorded in interest and other income, net, in the accompanying consolidated statement of operations, related to trading securities still held at March 31, 2009.

Fair Value

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

We used the following methods and assumptions to estimate the fair value of the investment securities included in the table above:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As required by FAS 157, we do not adjust the quoted prices for these investments.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Discounted cash flow analysis using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as discussed further below.

The following table summarizes the Company's financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$38,234	$—	$—	$38,234
Short-term investments:
Municipal securities	—	6,399	—	6,399
Corporate securities	1,343	1,062	—	2,405
Long-term investments:
Municipal securities	—	—	31,102	31,102
Put option	—	—	4,541	4,541
Investment in Yuke's	3,847	—	—	3,847

Total	43,424	7,461	35,643	86,528

Level 3 assets primarily consist of ARS, the majority of which are AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Most of the remaining securities are backed by monoline bond insurance companies. We have historically invested in these securities for short periods of time as part of our cash management program. However, the recent uncertainty in the credit markets has prevented us and other investors from selling these securities. As such, we classified $35.6 million of these investments as long-term as of March 31, 2009 to reflect the current lack of liquidity. We believe we have the ability to, and intend to, hold the ARS classified as available-for-sale until the auction process recovers. All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments. We have continued to receive interest payments on these ARS according to their terms.

We have estimated the fair value of these ARS using a discounted cash flow analysis that considered the following key inputs: i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction. The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.

We have elected fair value accounting for the put option pursuant to FAS 159, recorded in connection with an ARS settlement agreement signed with UBS as discussed above. This election was made in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. We have estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gives us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2009:

Level 3 Fair Value Measurements
Balance at March 31, 2008	$54,419
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,554)
Included in accumulated other comprehensive income	1,033
Purchases, sales, issuances and settlements, net	(11,120)
Transfers in/(out) of Level 3	(4,135)

Balance at March 31, 2009	$35,643

Transfers out of Level 3 represent three ARS related to the Lehman Brothers bankruptcy, that are now valued using Level 1 and Level 2 inputs of the underlying securities we have received.

Financial Instruments.    As of March 31, 2009 and 2008, we had foreign exchange forward contracts in the notional amount of $67.2 million and $97.0 million, respectively, with a fair value that approximates zero at both March 31, 2009 and 2008. We estimate the fair value of these contracts using inputs obtained in quoted public markets. The net loss recognized from foreign currency contracts during fiscal 2009 was $2.3 million, and the net gain recognized from foreign currency contracts during fiscal 2008 was $5.9 million, both of which are included in interest and other income, net, in our consolidated statements of operations.

3.     Accounts Receivable Allowances

Accounts receivable allowances at March 31, 2009, 2008 and 2007 consist of the following (in thousands):

	Balance at Beginning of Period	Provisions	Deductions	Balance at End of Period
Year ended March 31, 2009
Allowance for price protection and returns	$92,788	194,562	$(212,038)	$75,312
Allowance for co-op advertising	19,907	53,309	(59,889)	13,327
Allowance for doubtful accounts and other	346	14,412	(2,364)	12,394

Total	$113,041	$262,283	$(274,291)	$101,033

Year ended March 31, 2008
Allowance for price protection and returns	$66,071	$185,921	$(159,204)	$92,788
Allowance for co-op advertising	13,612	48,008	(41,713)	19,907
Allowance for doubtful accounts and other	866	67	(587)	346

Total	$80,549	$233,996	$(201,504)	$113,041

Year ended March 31, 2007
Allowance for price protection and returns	$48,223	$128,454	$(110,606)	$66,071
Allowance for co-op advertising	8,440	40,726	(35,554)	13,612
Allowance for doubtful accounts and other	1,157	975	(1,266)	866

Total	$57,820	$170,155	$(147,426)	$80,549

4.     Balance Sheet Details

Inventory.    Inventory at March 31, 2009 and 2008 consists of the following (in thousands):

	March 31, 2009	March 31, 2008
Components	$2,225	$1,849
Finished goods	23,560	36,391

Inventory	$25,785	$38,240

Property and Equipment, net.    Property and equipment, net at March 31, 2009 and 2008 consists of the following (in thousands):

	Useful Lives	March 31, 2009	March 31, 2008
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	50,382	63,646
Furniture, fixtures and equipment	5 yrs	7,705	9,476
Leasehold improvements	3-6 yrs	12,686	15,715
Automobiles	2-5 yrs	58	105

		71,962	90,073
Less: accumulated depreciation		(38,451)	(39,608)

Property and equipment, net		$33,511	$50,465

Depreciation expense associated with property and equipment amounted to $17.5 million, $17.4 million and $13.7 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Accrued and Other Current Liabilities.    Accrued and other current liabilities at March 31, 2009 and 2008 consist of the following (in thousands):

	March 31, 2009	March 31, 2008
Accrued liabilities	$31,108	$39,876
Accrued compensation	27,058	39,939
Accrued venture partner expense	56,692	37,809
Deferred revenue, net—packaged software product	11,606	30,864
Accrued third-party software developer milestones	21,526	10,594
Accrued royalties	42,150	43,020

Accrued and other current liabilities	$190,140	$202,102

Deferred revenues, net—packaged software product, consists of net sales from packaged software products bundled with online services considered to be more-than-inconsequential to the software product. Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale. At March 31, 2009 and 2008 the deferred costs related to this deferred revenue were $6.3 million and $20.7 million, respectively, and are included within software development and prepaid expenses and other current assets in our consolidated balance sheet. See "Note 1—Description of Business and Summary of Significant Accounting Policies" for further information regarding our revenue recognition policies.

Other Long-Term Liabilities.    Other long-term liabilities at March 31, 2009 and 2008 consist of the following (in thousands):

	March 31, 2009	March 31, 2008
Accrued royalties	$19,986	$35,004
Unrecognized tax benefits and related interest	5,158	5,461
Accrued liabilities	8,359	3,714

Other long-term liabilities	$33,503	$44,179

5.     Business Combinations

In fiscal 2008, we acquired certain of the assets and/or all of the outstanding equity interests in the following three entities for a total cost of $35.3 million, of which $31.1 million was paid in cash at the time of acquisition, $0.3 million in shares issued, with the remaining balance of $3.9 million (which was included in accrued and other current liabilities at March 31, 2008) paid during fiscal 2009:

  •
  Big Huge Games, Inc., located in Timonium, Maryland, a development studio focused on the Role-Playing-Game genre;

  •
  Universomo Ltd., located in Tampere, Finland, a developer of interactive entertainment software for all major mobile platforms;

  •
  Elephant Entertainment, LLC, located in Minneapolis, Minnesota, a publisher and distributor of casual PC games.

During fiscal 2009, the former shareholders of Universomo reached their additional post-acquisition performance targets and earned additional consideration of $1.7 million (denominated as 1.2 million

Euro); of which $0.9 million was paid during fiscal 2009, with the remaining $0.8 million included in accrued and other current liabilities in our March 31, 2009 consolidated balance sheet to be paid in fiscal 2010. There are no further amounts of additional consideration under this acquisition.

Goodwill and other intangible assets recorded related to the above transactions has amounted to $30.7 million and $5.6 million, respectively, $34.8 million of which is not expected to be deductible for income tax purposes. The acquisitions were accounted for using the purchase method in accordance with SFAS No. 141 "Business Combinations." Accordingly, the net assets were recorded at their estimated fair values, and operating results were included in our financial statements from the date of acquisition. We did not present pro forma information as these acquisitions were immaterial to our financial position and results of operations.

In fiscal 2008, we paid the former shareholders of ValuSoft (acquired in fiscal 2002) additional consideration of $1.8 million for reaching certain pre-tax income targets pursuant to the purchase agreement. No amounts of additional consideration are outstanding as of March 31, 2009. Goodwill recognized in the original transaction and in the payments of the additional consideration has amounted to $23.0 million.

6.     Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2009 and 2008 were as follows (in thousands):

Balance at March 31, 2007	$88,688
Goodwill acquired	30,329
Additional consideration paid for ValuSoft	1,800
Effect of foreign currency exchange rates and other	1,568

Balance at March 31, 2008	$122,385
Additional consideration paid for Universomo	1,513
Effect of foreign currency exchange rates and other	(5,099)
Impairment charges	(118,799)

Balance at March 31, 2009	$—

We perform an annual assessment of goodwill for impairment during the fourth quarter of each year or more frequently, if events or circumstances occur that would indicate a reduction in the fair value of the Company. In the latter half of the third quarter of fiscal 2009, our stock price declined significantly, resulting in a market capitalization that was substantially below the carrying value of our net assets. In addition, the unfavorable macroeconomic conditions and uncertainties have adversely affected our environment. As a result, in connection with the preparation of the financial statements for our fiscal quarter ended December 31, 2008, we performed an interim goodwill impairment test consistent with FAS 142.

We performed the first step of the two-step impairment test required by FAS 142, which includes comparing the fair value of our single reporting unit to its carrying value. Due to market conditions at the time of the test, our analysis was weighted towards the market value approach, which is based on recent share prices, and includes a control premium based on recent transactions that have occurred within our industry, to determine the fair value of our single reporting unit. We concluded that the fair value of our single reporting unit was less than the carrying value of our net assets and thus performed the second step of the impairment test. Our step two analysis involved preparing an allocation of the estimated fair value of our reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination. Based on our analysis, we recorded goodwill impairment charges of $118.8 million during the year ended March 31, 2009, representing the entire amount of our previously recorded goodwill.

7.     Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the consolidated balance sheets. Other intangible assets are as follows (in thousands):

		March 31, 2009			March 31, 2008
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Software technology	2-4 years	$3,955	$(930)	$3,025	$3,504	$(562)	$2,942
Trade names	3-10 years	1,282	(624)	658	2,844	(673)	2,171
Non-compete / Employment contracts	1.5-6.5 years	633	(615)	18	2,383	(1,127)	1,256

Total		$5,870	$(2,169)	$3,701	$8,731	$(2,362)	$6,369

Amortization of other intangible assets for the fiscal years ended March 31, 2009, 2008 and 2007 was $1.8 million, $1.3 million and $1.9 million, respectively. Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years and are assessed for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("FAS 144").

In accordance with our accounting policy we continue to assess long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the fiscal year ended March 31, 2009, we performed an evaluation of our long-lived assets for impairment under FAS 144 and concluded no impairment was indicated. FAS 144 indicates that the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, and an impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. As a result of our realignment plan, we have incurred charges of $3.5 million related to the write-off of intangible assets.

The following table summarizes the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Fiscal Years Ending March 31,
2010	$1,121
2011	728
2012	703
2013	703
2014	352
Thereafter	94

$3,701

8.     Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke's, a Japanese video game developer. We own less than a 20% interest in Yuke's, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under FAS 115 as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. In fiscal 2009 the pre-tax unrealized holding loss related to our investment in Yuke's was $3.2 million, and in fiscal 2008 the pre-tax unrealized holding gain was $1.4 million. Due to the long-term nature of this relationship, this investment is included in other long-term assets in the consolidated balance sheets.

Other long-term assets as of March 31, 2009 and 2008 are as follows (in thousands):

	March 31, 2009	March 31, 2008
Investment in Yuke's	$3,847	$7,080
Other intangible assets (see Note 9)	3,701	6,369
Other	2,931	6,553

Total other long-term assets	$10,479	$20,002

9.     Restructuring

In November 2008, we announced that we updated our strategic plan in an effort to increase our profitability and cash flow generation. We have significantly realigned our business to focus on fewer, higher quality games, and have established an operating structure that supports our more focused product strategy. On February 4, 2009, in response to continuing macroeconomic uncertainty, we announced additional cost reductions in order to drive further efficiency improvements. As of March 31, 2009, the realignment has included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including a reduction in worldwide personnel of approximately 600 people.

As a result of these initiatives, we recorded a $12.3 million restructuring charge for the fiscal year ended March 31, 2009. Restructuring charges include the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts. Additional facility related charges will be recorded in future periods as the restructuring plan is completed and facilities are vacated.

The following table summarizes the significant components and activity under the realignment plan for the fiscal year ended March 31, 2009 (in thousands) and the accrual balance as of March 31, 2009:

	Lease and Contract Terminations	Asset Impairments	Total
Balance as of March 31, 2008	$—	$—	$—
Charges to operations	5,617	6,649	12,266
Non-cash write-offs	—	(6,649)	(6,649)
Cash payments	(1,447)	—	(1,447)
Foreign currency and other adjustments	886	—	886

Balance as of March 31, 2009	$5,056	$—	$5,056

As of March 31, 2009, $2.2 million is included in accrued short-term liabilities and $2.8 million is included in other long-term liabilities related to future lease payments.

We also incurred non-cash charges of $63.3 million, recorded in cost of sales—software amortization and royalties, related to the write-off of capitalized software for games that have been cancelled in connection with the realignment plan. We also incurred non-cash charges of $1.0 million, recorded in cost of sales—license amortization and royalties, related to impairment of licenses in connection with the cancelled games. In addition, we incurred $12.7 million in cash charges related to severance and other employee benefits. Employee related severance costs are classified in product development, selling and marketing, and general and administrative expenses in the accompanying consolidated statements of operations based upon the employee's classification.

10.   Secured Credit Lines

In October 2008, we obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see "Note 2—Investments"). The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS. The credit line is secured by our ARS held with UBS, which have a par value of $30.8 million and a fair value of $26.1 million at March 31, 2009. All interest, dividends, distributions, premiums, and other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit. Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments. If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require us to make additional interest payments or, at UBS' discretion, capitalize unpaid interest as an additional advance. UBS' intent is to cause the interest rate payable by us to be equal to the weighted average interest or dividend rate payable to us on the ARS pledged as collateral. Upon cancellation of the line of credit, we will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS. There was $21.4 million outstanding, and a rate of 4.25%, on this line of credit at March 31, 2009.

In December 2008, we obtained a margin account at Wachovia Securities (now Wells Fargo & Company ("Wells Fargo")). The terms of the margin account enable us to borrow against certain securities, including some of our ARS. The margin account is collateralized by the securities held with Wells Fargo, which have a par value of $7.8 million and a fair value of $7.4 million at March 31, 2009. The interest rate on borrowing is currently set at LIBOR plus a margin. There was $3.0 million outstanding, and a rate of 1.1%, on this margin account at March 31, 2009.

11.   Capital Stock Transactions

As of March 31, 2008 we had $28.6 million authorized and available for common stock repurchases. During fiscal 2009, we did not repurchase any shares of our common stock. During fiscal 2008, our Board authorized the repurchase of up to $75.0 million of our common stock from time to time on the open market or in private transactions. During fiscal 2008, we repurchased 2,193,400 shares of our common stock for $54.9 million. There is no expiration date for the authorized repurchases.

On January 18, 2008, in connection with our acquisition of Big Huge Games, Inc. ("BHG"), we issued an aggregate of 199,631 shares of our common stock to stockholders of BHG as partial consideration for the purchase of their shares of BHG. The shares are restricted from transfer and held in escrow by THQ until certain criteria are met, as set forth in the BHG stock purchase agreement. Due to our decision in February 2009 to close and/or sell BHG, pursuant to the BHG stock purchase agreement, certain of the escrowed common stock will be released from escrow and delivered to the holders of such stock on January 18, 2011 and the remaining shares will be released from escrow and delivered to THQ on January 18, 2013.

On July 30, 2007 we amended our certificate of incorporation to increase our authorized number of shares of common stock to 225,000,000, from 75,000,000.

12.   Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Securities	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2006	$6,644	$3,723	$10,367
Other comprehensive income (loss)	9,463	(2,227)	7,236

Balance at March 31, 2007	16,107	1,496	17,603
Other comprehensive income (loss)	9,372	219	9,591

Balance at March 31, 2008	25,479	1,715	27,194
Other comprehensive income (loss)	(28,019)	(1,567)	(29,586)

Balance at March 31, 2009	$(2,540)	$148	$(2,392)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

13.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP. In applying the treasury stock method in determining our dilutive potential common shares, assumed proceeds from dilutive weighted-average outstanding options include the windfall tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by FAS 123R. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	Fiscal Year Ended March 31,
	2009	2008	2007
Net earnings (loss) used to compute basic and diluted earnings (loss) per share	$(431,112)	$(35,337)	$68,038

Weighted average number of shares outstanding—basic	66,861	66,475	65,039
Dilutive effect of potential common shares	—	—	2,554

Number of shares used to compute earnings (loss) per share—diluted	66,861	66,475	67,593

As a result of our net loss for fiscal years 2009 and 2008, 9.0 million and 5.2 million potential common shares have been excluded from the computation of diluted earnings per share, respectively, as their inclusion would have been antidilutive.

As a result of our net income for fiscal 2007, all potential shares were included in the computation of diluted earnings per share.

Had we reported net income for fiscal 2009 and 2008, an additional 0.7 million and 1.8 million shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share.

14.   Income Taxes

United States and foreign income (loss) before taxes and details of the provision for income tax are as follows (in thousands):

	Fiscal Year Ended March 31,
	2009	2008	2007
Income (loss) from continuing operations before income taxes and minority interest:
United States	$(384,363)	$(99,868)	$60,955
Foreign	(2,868)	27,233	30,073

	$(387,231)	$(72,635)	$91,028

Provision for income tax (benefit) expense:
Current
Federal	$1,734	$(8,049)	$(518)
State	90	(355)	(12)
Foreign	10,461	13,430	11,211

Total current	12,285	5,026	10,681

Deferred
Federal	24,674	(33,833)	6,905
State	11,309	(6,310)	(1,036)
Foreign	(1,637)	(4,485)	(519)

Total deferred	34,346	(44,628)	5,350

Add back benefit (expense) recorded to stockholders' equity:
Tax benefit related to stock option exercises	536	3,921	8,866
Tax benefit (expense) related to unrealized (gain) loss on investments	(941)	(104)	1,309

Provision (benefit) for income tax	$46,226	$(35,785)	$26,206

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income (loss) before income taxes and minority interest, were as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
U.S. federal statutory tax rate	(35.0)%	(35.0)%	35.0%
Impact of changes in unrecognized tax benefits	(0.3)	(6.4)	—
State taxes, net of federal impact	1.9	(5.7)	0.2
Tax exempt interest income	(0.3)	(3.3)	(2.9)
Research and development credits	(0.6)	(3.2)	(4.3)
Non-deductible stock-based compensation	0.2	2.8	2.0
Valuation Allowance	36.5
Rate differences in foreign taxes and other	9.6	1.5	(1.2)

Effective tax rate	12.0%	(49.3)%	28.8%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability are as follows (in thousands):

	March 31,
	2009	2008
Deferred income tax assets:
Accruals, reserves and other expenses	$33,438	$39,527
Tax credit carryforwards	31,090	21,581
Net operating loss carryforwards	125,680	28,777
Depreciation and amortization	9,565	—
Unrealized loss on investments	3,445	—
Other	27,910	17,129

Total deferred income tax assets	231,128	107,014
Valuation allowance	(164,225)	(8,357)

Deferred tax asset, net of valuation allowance	66,903	98,657

Deferred income tax liabilities:
Software development costs	(58,809)	(62,000)
Depreciation and amortization	—	(3,163)
Unrealized gain on investments	—	(1,050)

Total deferred income tax liabilities	(58,809)	(66,213)

Net deferred tax asset (liability)	$8,094	$32,444

As of March 31, 2009, current net deferred tax assets were $6.1 million and long term net deferred tax assets were $2.0 million. As of March 31, 2008, current net deferred tax liabilities were $29.3 million and long-term net deferred tax assets were $61.7 million.

As of March 31, 2009, we have federal and various state net operating loss carryforwards totaling $330.7 million and $316.7 million, respectively, that expire through 2029 and foreign net operating loss carryforwards totaling $22.1 million that can be carried forward indefinitely.

The tax credit carryforwards as of March 31, 2009 includes research and development tax credit carryforwards of $22.4 million and $17.9 million for federal and state purposes, respectively. The federal tax credit carryforwards expire through 2029, while the majority of the state credits are from California and can be carried forward indefinitely.

Our deferred tax assets were reduced by a valuation allowance of $164.2 million and $8.4 million as of March 31, 2009 and March 31, 2008, respectively. We believe that it is more likely than not that the deferred tax assets will not be fully realized. The deferred tax assets for which a valuation allowance has been established include all domestic deferred tax assets, such as federal and state net operating loss carry-forwards and research and development credit carry-forwards, as well as certain foreign net operating loss carry-forwards.

A portion of the tax benefits associated with certain net operating loss carryforwards relates to employee stock options. Pursuant to SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"), current year net operating losses have been reduced by $1.4 million for these items. A credit will be recorded to additional paid-in capital when the net operating losses attributable to the employee stock options can be utilized to reduce our income taxes payable.

At March 31, 2009 we had accumulated foreign earnings of $51.6 million. We do not plan to repatriate these earnings, therefore, no U.S. income tax has been provided on the foreign earnings. Additionally, we have not tax effected the cumulative translation adjustment as we have no intention of repatriating foreign earnings.

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," ("FIN 48") on April 1, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. Our adoption of FIN 48 on April 1, 2007 had no impact on our April 1, 2007 beginning retained earnings balance. The amount of unrecognized tax benefits as of April 1, 2008 was $11.6 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$18,604
Additions based on tax positions related to the current year	2,266
Reductions for tax positions of prior years	(1,755)
Reductions as result of lapse of applicable statute of limitations	(229)
Settlements	(7,250)

Balance at April 1, 2008	11,636
Additions based on tax positions related to the current year	807
Additions for tax positions of prior years	42
Reductions for tax positions of prior years	(1,506)

Balance at March 31, 2009	$10,979

The total unrecognized tax benefit of $10.9 million is reflected in our consolidated balance sheet as $6.1 million in net long-term deferred tax assets, and $4.8 million in other long-term liabilities. The amount of unrecognized tax benefits at March 31, 2009 includes $5.4 million of unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.

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

Our uncertain tax positions relate to tax years that remain subject to examination by the relevant tax authorities. On May 24, 2007 we received notification from the IRS that the Joint Committee on Taxation had completed its review of our file and took no exception to the conclusions reached by the IRS. We have evaluated the impact of the conclusions reached in the IRS examination in the FIN 48 measurement and recognition process. We are currently under routine examination by the IRS for our income tax returns for fiscal years 2004 through 2007 and by various state jurisdictions for fiscal years subsequent to 2003. We expect some of these examinations to be concluded and settled in the next 12 months, however, we are currently unable to estimate the potential impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2009 related to the expiration of the statutes of limitations.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense. For the fiscal years ended March 31, 2009 and 2008, we recognized $0.2 million and $0.1 million in interest expense, respectively, related to uncertain tax positions. As of

March 31, 2009 and 2008, we had an accrued liability of $0.8 million and $0.6 million, respectively, for interest related to uncertain tax positions. These amounts are included in other long-term liabilities in the consolidated balance sheets.

15.   Employee Defined Contribution Plan

For our United States employees we sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows employees the ability to defer up to 60% of their annual compensation (up to the 2009 annual IRS annual maximum of $16,500). We matched up to 4% of eligible compensation with a maximum of $9,800 based on the 2009 IRS maximum compensation limit from the inception of the plan through March 31, 2009, and the plan allows for employee matching going forward. We may also contribute funds to the plan in the form of a discretionary profit-sharing contribution; however, we did not make any such contributions during fiscal 2009. Employer contributions under the plan were $5.9 million, $6.1 million and $4.9 million in the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

16.   Stock-based Compensation

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs"). The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company. The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (SARs), restricted stock awards, restricted stock units ("RSUs"), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company. Subject to certain adjustments, as of March 31, 2009, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares. Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit. Prior to July 31, 2008, awards other than shares subject to awards of stock options or SARS counted as 1.6 shares for every one granted against the share limit. As of March 28, 2009, we had 6,761,497 shares under the LTIP available for grant.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan, the NEEP Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted. Generally, options granted under the LTIP become exercisable over three years and expire on the fifth anniversary of the grant date. Other vesting terms are as follows:

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

  •
  Deferred Stock Units ("DSUs") granted to our non-employee directors under the LTIP vest monthly over a twelve month period, however, may not be released to a director until thirteen months after the date of grant. DSUs granted to our non-employee directors prior to July 31, 2008 under the LTIP vested immediately.

  •
  RSUs granted to our employees are awards which do not carry any acceleration conditions. Certain awards vest with respect to 100% of the shares on the third anniversary of the grant date and other awards vest at each anniversary of the grant date over a three-year period, all subject to continued employment of the grantee.

The fair value of our nonvested restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date. The fair value of PARS, PARSUs, DSUs and RSUs granted is amortized over the vesting period.

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan ("ESPP"). Under the Amended and Restated ESPP, up to 1,000,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1 (each, an "Offering Period"). The first business day of each Offering Period is referred to as the "Offering Date." The last business day of each Offering Period is referred to as the "Purchase Date." Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period. During the year ended March 31, 2009, employees purchased 495,533 and 198,178 shares at a price of $2.13 and $13.02 per share, respectively, on the Purchase Dates. During the year ended March 31, 2008, employees purchased 180,229 and 124,650 shares at a price of $15.90 and $24.47 per share, respectively, on the Purchase Dates. As of March 31, 2009, we had no shares available for issuance under the ESPP. Accordingly, we suspended offerings under the ESPP effective as of March 1, 2009.

Any references we make to unspecified "stock-based compensation" and "stock-based awards" are intended to represent the collective group of all our awards and purchase opportunities: stock options, PARS, PARSUs, DSUs, RSUs and ESPP options. Any references we make to "nonvested shares" and "vested shares" are intended to represent our PARS, PARSU, DSU and RSU awards.

For the fiscal years ended March 31, 2009, 2008 and 2007, stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Cost of sales—software amortization and royalties	$5,797	$6,800	$2,087
Product development	3,242	4,773	3,364
Selling and marketing	2,432	2,654	2,817
General and administrative	7,128	8,444	10,704

Stock-based compensation expense before income taxes	18,599	22,671	18,972
Income tax benefit	(5,447)	(6,132)	(5,060)

Total stock-based compensation expense after income taxes	$13,152	$16,539	$13,912

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in "Note 1—Description of Business and Summary of Significant Accounting Policies." The following table summarizes stock-based compensation expense included in our consolidated balance sheets as a component of software development (in thousands):

Balance at April 1, 2007	$3,837
Stock-based compensation expense capitalized during the period	5,765
Amortization of capitalized stock-based compensation expense	(6,800)

Balance at March 31, 2008	$2,802
Stock-based compensation expense capitalized during the period	5,368
Amortization of capitalized stock-based compensation expense	(5,797)

Balance at March 31, 2009	$2,373

FAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in fiscal years ended March 31, 2009, 2008, and 2007 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below. Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock's historical volatility. The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the expected lives of options and ESPP are based on the US Treasury yield in effect at the time of grant.

The fair value of our ESPP options for the six month offering periods that began on September 3, 2008, March 3, 2008, September 4, 2007, and March 1, 2007, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below and the per share fair value for those offering periods was $3.98, $5.52, $7.63, and $8.39, respectively.

	Stock Option Grants	Employee Stock Purchase Plan	Stock Option Grants	Employee Stock Purchase Plan	Stock Option Grants	Employee Stock Purchase Plan
	Year Ended March 31, 2009	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2008	Year Ended March 31, 2007	Year Ended March 31, 2007
Dividend yield	—%	—%	—%	—%	—%	—%
Anticipated volatility	46.8%	36.8%	36%	38.8%	37%	37%
Weighted-average risk-free interest rate	1.8%	1.93%	3.9%	4.4%	4.9%	5.1%
Expected lives	3.0 years	0.5 years	3.2 years	0.5 year	3.2 years	0.5 year

A summary of our stock option activity for fiscal 2009, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	9,075	$16.00
Granted	2,638	$24.60
Exercised	(3,217)	$15.66
Forfeited/expired/cancelled	(932)	$18.61

Outstanding at March 31, 2007	7,564	$19.15
Granted	2,982	$27.44
Exercised	(1,422)	$14.89
Forfeited/expired/cancelled	(1,007)	$25.86

Outstanding at March 31, 2008	8,117	$22.10
Granted	3,925	$10.40
Exercised	(438)	$13.71
Forfeited/expired/cancelled	(2,779)	$20.42

Outstanding at March 31, 2009	8,825	$17.84	3.1	$18

Vested and expected to vest	7,987	$18.17	3.0	$16

Exercisable at March 31, 2009	3,808	$21.52	1.8	—

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at March 31, 2009. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at March 31, 2009. The aggregate intrinsic value of stock options exercised during fiscal years ended March 31, 2009, 2008 and 2007 was $2.6 million, $19.5 million and $42.9 million, respectively.

The weighted-average grant-date fair value per share of options granted during fiscal years ended March 31, 2009, 2008 and 2007 was $3.25, $8.28 and $7.81, respectively.

A summary of the status of our nonvested shares as of March 31, 2009 and 2008 and changes during the years then ended, is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at April 1, 2007	339	$21.81
Granted	494	$29.74
Vested	(92)	$23.60
Forfeited/cancelled	(129)	$25.34

Nonvested shares at March 31, 2008	612	$22.16
Granted	369	$17.73
Vested	(83)	$22.88
Forfeited/cancelled	(179)	$20.99

Nonvested shares at March 31, 2009	719	$20.09

The weighted-average grant-date fair value of nonvested shares granted in the fiscal year ended March 31, 2007 was $26.21.

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at March 31, 2009, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at March 31, 2009	Weighted- Average Period (in years)
Stock options	$14,551	1.4
Nonvested shares	7,838	2.6
ESPP	—	—

	$22,389

Cash received from exercises of stock options for the fiscal years ended March 31, 2009, 2008 and 2007 was $6.0 million, $21.1 million and $50.6 million, respectively. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled zero, $5.5 million and $8.9 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The fair value of all our stock-based awards that vested during the years ended March 31, 2009, 2008 and 2007 was $22.4 million, $23.5 million and $19.9 million, respectively.

Non-Employee Stock Warrants.    In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the fiscal years ended March 31, 2009, 2008 and 2007.

At March 31, 2009, 2008 and 2007, we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32.

In accordance with EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in "Note 1—Description of Business and Summary of Significant Accounting Policies," the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the years ended March 31, 2009, 2008 and 2007, $0.4 million, $0.5 million and $0.7 million, respectively, was amortized and included in cost of sales—license amortization and royalties expense.

As a result of the stock option grant practices inquiry, as discussed more fully in our March 31, 2006 Amendment No. 2 on Form 10-K/A, certain of our stock options were found to have been granted with an exercise price below the fair market value of our common stock on the date determined to be the correct measurement date. Those that vested subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which the options vest. We have determined that options to purchase 1.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A. All of the affected shares pertained to grants made to non-executive employees.

In order to mitigate the unfavorable personal tax consequences under Section 409A, in December 2006 the Compensation Committee of our Board of Directors, pursuant to the terms and conditions of our compensatory stock plans under which our stock options had been granted, unilaterally corrected the exercise price of affected options that remained outstanding to increase the exercise price to the fair market value of our common stock on the revised measurement date. In January 2007, the Compensation Committee determined to give each affected option holder, subject to certain conditions, a cash payment equal to the aggregate difference between the initial exercise price and the increased exercise price of each holder's affected options ("Cash Payment"). As of March 31, 2007, $2.3 million was paid out to affected employees, and there were no additional amounts paid in fiscal 2008 and 2009. We accounted for the impact of the corrected options as a stock option modification under FAS 123R. As a result of this partial cash settlement of these options and the application of the modification accounting, we recognized $0.7 million in additional compensation cost due to the increase in the fair value of these options and $0.6 million in accelerated compensation cost in fiscal year ended March 31, 2007.

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

17.   Stockholders Rights Plan

THQ's stockholders hold their stock subject to an Amended and Restated Rights Agreement dated August 22, 2001, as amended by the First Amendment to the Amended and Restated Rights Agreement, dated as of April 9, 2002 (collectively, the "Rights Agreement"). Pursuant to the Rights Agreement, and as adjusted pursuant to Section 11(p) of the Rights Agreement as a result of the stock splits which occurred on April 9, 2002 and on September 1, 2005, each share of THQ common stock is accompanied by four-ninths (4/9) of a preferred stock purchase right ("Right") which entitles the registered holder to purchase four nine-thousandths (4/9000) of a share of Series A Junior Participating Preferred Stock at an exercise price of $44.44. The Rights become exercisable 10 days after any person or group, subject to certain exceptions, acquires, or 10 business days after any person or group, subject to certain exceptions, has announced its intention to commence a tender offer for, 15% or more of the outstanding common stock of THQ. In the event that any such person or group acquires 15% or more of our outstanding common stock, each holder of a Right (other than such person or group) will be entitled to purchase, at the exercise price, the number of shares of common stock having a current market value equal to two times the exercise price of the Right. If we are acquired in a merger or other business combination, each registered holder of a Right will be entitled to purchase, at the exercise price, a number of shares of common stock of the acquirer having a current market value equal to two times the exercise price of the Right.

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

18.   Agreement with JAKKS Pacific, Inc.

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

We are currently involved in litigation with WWE and JAKKS with respect to the license and the preferred payment. See "Note 21—Commitments and Contingencies—Litigation."

19.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Secured Credit Lines(4)	Other(5)	Total
2010	$79,909	$5,692	$15,541	$24,360	$3,231	$128,733
2011	51,508	4,722	14,402	—	—	70,632
2012	13,860	3,572	11,994	—	—	29,426
2013	6,600	3,172	8,749	—	—	18,521
2014	2,000	2,379	7,759	—	—	12,138
Thereafter	—	—	9,232	—	—	9,232

	$153,877	$19,537	$67,677	$24,360	$3,231	$268,682

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum license and software development commitments for contracts in place as of March 31, 2009 are $153.9 million. License/software development commitments in the table above include $30.1 million of commitments to licensors that are included in our consolidated balance sheet as of March 31, 2009 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license. We estimate that our minimum commitment for advertising in fiscal 2010 will be $5.7 million.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2015. Most of our leases contain rent escalations. Of these obligations, $2.2 million and $2.8 million are accrued and classified as short-term liabilities and long-term liabilities, respectively in the accompanying consolidated balance sheet, due to abandonment of certain lease obligations pursuant to our business realignment.

(4)
Secured Credit Lines.    In fiscal 2009 we obtained a line of credit with UBS and a margin account at Wachovia Securities (now Wells Fargo & Company ("Wells Fargo")). There were $21.4 million and $3.0 million, respectively, outstanding on these secured credit lines as of March 31, 2009. See "Note 10—Secured Credit Lines" in the notes to the consolidated financial statements.

(5)
Other.    In fiscal 2008 and 2009 we entered into various international distribution agreements with one to two year terms. Pursuant to the terms of these agreements, we had purchase commitments of $2.4 million as of March 31, 2009. These commitments are included in the table above and are not included in current liabilities in our March 31, 2009 consolidated balance sheet.

  Pursuant to the terms of our acquisition of Universomo there is additional consideration of $0.8 million included in accrued and other current liabilities in our March 31, 2009 consolidated balance sheet and included in the table above.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of March 31, 2009 we had $10.9 million of unrecognized tax benefits. See "Note 14—Income Taxes" in the notes to the consolidated financial statements.

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

Litigation

WWE Related Lawsuits

WWE Federal Court Actions.    On October 19, 2004, World Wrestling Entertainment, Inc. ("WWE") filed a lawsuit in the United States District Court for the Southern District of New York (the "Court") against JAKKS Pacific, Inc. ("JAKKS"), us, THQ/JAKKS Pacific LLC (the "LLC"), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On March 31, 2006, the

Court granted the defendants' motion to dismiss claims under the Robinson-Patman Act and the Sherman Act. On December 21, 2007, the Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Court's prior March 2006 order dismissing the antitrust claims. The Court also dismissed WWE's state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction. WWE has now asserted its state law claims in Connecticut, as described below. The Court has also granted our motion to dismiss without prejudice our cross-appeals in this action. WWE appealed the Court's rulings, and a hearing on the appeal was held before the United States Court of Appeal for the Second Circuit on May 6, 2009. On May 19, 2009, the Court of Appeals affirmed the Court's dismissal of the WWE's claims.

WWE Connecticut State Court Action.    On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that the Company's agreements with Yuke's Co., Ltd. ("Yuke's"), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE's prior written consent. The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages. At a hearing on May 8, 2007, the Court granted WWE's request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE's lawsuit in the Southern District of New York and to "cite in" the other defendants from that action, including our CEO, Brian Farrell. Following the dismissal without prejudice of WWE's lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted. As a result, the claims by WWE in Connecticut represented a combination of the earlier claims relating to the Yuke's agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York. On August 29, 2008, the Court granted motions for summary judgment filed by us and other defendants, dismissing the claims that were Connecticut equivalents of the claims previously pending in the Southern District of New York. The Court subsequently denied a request by WWE to rehear arguments related to this decision. We have now filed an answer to the remaining claims in this action. Discovery is scheduled to be completed by June 2009, and the case is currently scheduled to be ready for trial by May 1, 2010. WWE has filed a motion for summary judgment on the claims related to Yuke's, and we and the LLC have cross-moved for summary judgment on those same claims. These motions have been continued by the Court until after the close of discovery. On July 1, 2008, we filed a cross-complaint in this action against JAKKS alleging that, if WWE's allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint. We also intend to vigorously pursue our cross-claims against JAKKS. However, at this time we cannot estimate a possible loss, if any, from an adverse decision in this case. Games we develop based upon our WWE videogame license have contributed to approximately 23% of our net sales in fiscal 2009, down compared with approximately 25% of our net sales in fiscal 2008, and up compared with approximately 15% of our net sales in fiscal 2007. The loss of the WWE license would have a negative impact on our future financial results.

Operating Agreement with JAKKS Pacific, Inc.

JAKKS Preferred Return Arbitration.    In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license. Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license. The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the "First Subsequent Distribution Period") is to be determined by agreement or, failing that, by arbitration. The parties were unable to reach agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, an arbitration hearing was held before the arbitrator on March 20, 2009. We are currently awaiting the arbitrator's decision. Although we believe continuation of the previous preferred payment would represent significantly excessive compensation to JAKKS for the First Subsequent Distribution Period, we are not able to predict the outcome of the arbitration or otherwise estimate the amount of the preferred payment for the First Subsequent Distribution Period. Accordingly, we are currently accruing for a preferred payment to JAKKS at the previous rate. However, we have advised JAKKS that we do not intend to make any payment until the amount of the preferred payment payable to JAKKS for the First Subsequent Distribution Period is agreed or otherwise determined as provided in the operating agreement. We do not expect the resolution of this dispute to have a material adverse impact on our reported financial results.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proceedings

Lawsuits related to our historical stock option granting practices

Kukor and Ramsey v. Haller, et. Al.    On August 25, 2006, following our announcement of the informal inquiry by the SEC, a purported shareholder derivative action captioned Ramsey v. Haller et. Al. was filed against certain of our current and former officers and directors in the California Superior Court, Los Angeles County. The complaint alleged, among other things, purported improprieties in our issuance of stock options, breach of fiduciary duty and unjust enrichment. Another lawsuit was subsequently filed by the same law firm on behalf of another purported shareholder, David Kukor, and the parties stipulated to consolidate the two actions. On or about April 19, 2007, a Consolidated Shareholder Derivative Complaint (the "Consolidated Complaint") was filed, alleging the same types of claims and quoting from various public statements by us since the filing of the original complaint. We were also named as a nominal defendant. On May 29, 2007, we filed a demurrer to the Consolidated Complaint as a whole, which was denied. The parties reached a settlement in this matter, which was approved by the Court on February 25, 2009, pursuant to which we agreed to pay a specified amount for plaintiffs' counsel's attorneys fees and to implement certain corporate governance reforms. Most of the attorney fee payment has been paid by our insurance carrier. The settlement of this action did not have a material adverse impact on our consolidated financial position or results of operations.

20.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers. The following information sets forth geographic information on our net sales and total assets for the fiscal years ended March 31, 2009, 2008 and 2007 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Year ended March 31, 2009
Net sales to unaffiliated customers	$457,819	$314,063	$58,081	$829,963
Total assets	$466,895	$105,407	$26,027	$598,329
Year ended March 31, 2008
Net sales to unaffiliated customers	$503,134	$454,880	$72,453	$1,030,467
Total assets	$895,145	$156,351	$32,824	$1,084,320
Year ended March 31, 2007
Net sales to unaffiliated customers	$600,159	$365,406	$61,291	$1,026,856
Total assets	$900,579	$89,950	$23,012	$1,013,541

Our largest single customer accounted for 14%, 14%, and 18% of our gross sales in fiscal 2009, 2008, and 2007, respectively. Our second largest customer accounted for 13%, 12%, and 11% of our gross sales in fiscal 2009, 2008, and 2007, respectively.

Information about THQ's net sales by platform for fiscal 2009, 2008 and 2007 is presented below (in thousands):

	Fiscal Year Ended March 31,
Platform	2009	2008	2007
Consoles
Microsoft Xbox 360	$162,895	$129,483	$134,908
Nintendo Wii	134,334	91,431	30,025
Sony PlayStation 3	106,753	85,533	—
Sony PlayStation 2	92,003	252,642	304,916
Other	121	9,766	81,580

	496,106	568,855	551,429

Handheld
Nintendo Dual Screen	168,726	226,912	114,143
Nintendo Game Boy Advance	3,336	36,655	119,869
Sony PlayStation Portable	50,927	84,030	65,402
Wireless	22,865	19,751	26,467

	245,854	367,348	325,881

PC	88,003	94,264	149,546

Total Net Sales	$829,963	$1,030,467	$1,026,856

21.   Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2009

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	Fiscal Year Ended
Net sales	$137,578	$164,816	$357,310	$170,259	$829,963
Costs and expenses	183,590	219,782	556,896	257,408	1,217,676

Income (loss) from continuing operations before interest and other income, net, income taxes and minority interest	(46,012)	(54,966)	(199,586)	(87,149)	(387,713)
Interest and other income, net	2,494	(2,438)	1,946	(1,519)	483

Income (loss) from continuing operations before income taxes and minority interest	(43,518)	(57,404)	(197,640)	(88,668)	(387,230)
Income taxes	(14,252)	57,892	(5,780)	8,366	46,226

Income (loss) from continuing operations before minority interest	(29,266)	(115,296)	(191,860)	(97,034)	(433,456)
Minority Interest	—	36	106	160	302

Income (loss) from continuing operations	(29,266)	(115,260)	(191,754)	(96,874)	(433,154)
Gain on sale of discontinued operations, net of tax	2,042	—	—	—	2,042

Net income (loss)	$(27,224)	$(115,260)	$(191,754)	$(96,874)	$(431,112)

Earnings (loss) per share—basic:
Continuing operations	$(0.44)	$(1.73)	$(2.86)	$(1.44)	$(6.48)
Discontinued operations	0.03	—	—	—	0.03

Earnings (loss) per share—basic	$(0.41)	$(1.73)	$(2.86)	$(1.44)	$(6.45)

Earnings (loss) per share—diluted:
Continuing operations	$(0.44)	$(1.73)	$(2.86)	$(1.44)	$(6.48)
Discontinued operations	0.03	—	—	—	0.03

Earnings (loss) per share—diluted	$(0.41)	$(1.73)	$(2.86)	$(1.44)	$(6.45)

Twelve Months Ended March 31, 2008

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	Fiscal Year Ended
Net sales	$104,485	$229,349	$509,609	$187,024	$1,030,467
Costs and expenses	137,419	242,448	493,803	244,865	1,118,535

Income (loss) from continuing operations before interest and other income, net, income taxes and minority interest	(32,934)	(13,099)	15,806	(57,841)	(88,068)
Interest and other income, net	7,356	2,569	3,412	2,096	15,433

Income (loss) from continuing operations before income taxes and minority interest	(25,578)	(10,530)	19,218	(55,745)	(72,635)
Income taxes	(16,304)	3,491)	5,224	(21,214)	(35,785)

Income (loss) from continuing operations before minority interest	(9,274)	(7,039)	13,994	(34,531)	(36,850)
Minority interest	—	—	—	—	—

Income (loss) from continuing operations	(9,274)	(7,039)	13,994	(34,531)	(36,850)
Gain on sale of discontinued operations, net of tax	—	—	1,513	—	1,513

Net income (loss)	$(9,274)	$(7,039)	$15,507	$(34,531)	$(35,337)

Earnings (loss) per share—basic:
Continuing operations	$(0.14)	$(0.11)	$0.21	$(0.52)	$(0.55)
Discontinued operations	—	—	0.02	—	0.02

Earnings (loss) per share—basic	$(0.14)	$(0.11)	$0.23	$(0.52)	$(0.53)

Earnings (loss) per share—diluted:
Continuing operations	$(0.14)	$(0.11)	$0.21	$(0.52)	$(0.55)
Discontinued operations	—	—	0.02	—	0.02

Earnings (loss) per share—diluted	$(0.14)	$(0.11)	$0.23	$(0.52)	$(0.53)

Due to rounding and reclassifications, some of the figures above may differ slightly from the 10-Q's previously filed.

22.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick. As of March 31, 2009, we received $20.6 million in cash from the sale of Minick and we recognized gains of $2.1 million and $1.5 million in fiscal 2009 and fiscal 2008, respectively. These gains are presented as "Gain on sale of discontinued operations, net of tax" in our consolidated statements of operations. Pursuant to the Minick sale agreement, no additional consideration is outstanding as of March 31, 2009.

23.   Subsequent Events

On May 6, 2009 we signed a commitment letter for a revolving credit facility of up to $35.0 million with Bank of America, NA ("B of A"). The new credit facility will provide us with a revolving line of credit for working capital and other corporate purposes and will be secured by the company's assets. Available borrowings under the facility will be subject to borrowing base calculations based on the value of our eligible North American accounts receivable. Revolving loans will bear interest, at THQ's option, at the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the company's fixed charge coverage ratio. The credit facility will be guaranteed by certain of our subsidiaries.

The commitment letter for the credit facility will expire on July 5, 2009. We paid a $350,000 closing fee and will be required to pay other customary fees regardless of whether the credit facility is consummated. The commitment of B of A for the credit facility is subject to, among other things, the final negotiation and execution of definitive agreements and other customary terms and conditions. There can be no assurance that we will enter into the credit facility or that the credit facility will occur on the terms and conditions described herein.

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

(c)  Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 28, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, we have concluded that the Company's internal control over financial reporting is effective as of March 28, 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an audit report on our internal control over financial reporting. That report appears on page 103.

/s/ BRIAN J. FARRELL Brian J. Farrell Chairman of the Board, President and Chief Executive Officer May 22, 2009	/s/ PAUL J. PUCINO Paul J. Pucino Executive Vice President, Chief Financial Officer (Principal Financial Officer) May 22, 2009

Item 9B.    Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.
Agoura Hills, California

We have audited the internal control over financial reporting of THQ Inc. and subsidiaries (the "Company") as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of March 28, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended of the Company and our report dated May 22, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Los Angeles, California

May 22, 2009

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the "Proxy Statement"):

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There were no reportable business relationships, transactions with management, or indebtedness of management during the fiscal year ended March 31, 2009.

Item 14.    Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountant is incorporated by reference to the Proxy Statement under the caption "Proposal Number 43—Ratification of Independent Registered Public Accounting Firm."

 PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

(a)   Financial Statements and Financial Statement Schedules

The following financial statements of the Company are included in Part II Item 8:

(b)   Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

Exhibit Number	Title
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the "S-3 Registration Statement")).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.4	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2007).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 12, 2009).
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

Exhibit Number	Title
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

10.1#*	Second Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian J. Farrell.
10.2#

Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the "December 2004 10-Q")).

10.3#

Indemnification Agreement, dated as of March 28, 2006 between the Company and Jeffrey W. Griffiths (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant's December 2004 10-Q).

10.4#	Indemnification Agreement, dated as of January 31, 2008 between the Company and Gary Rieschel (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant's December 2004 10-Q).
10.5#	Indemnification Agreement, dated as of March 2, 2009 between the Company and Paul J. Pucino (the form of which is incorporated by reference to Exhibit 10.4 to the Registrant's December 2004 10-Q).
10.6#	THQ Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit A to Company's Proxy Statement on Schedule 14A filed July 1, 2008).
10.7#	THQ Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit B to Company's Proxy Statement on Schedule 14A filed July 1, 2008).
10.8#

THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.9#	Third Amended and Restated Non-executive Employee Stock Option Plan (incorporated by reference to Appendix C to Registrant's Proxy Statement on Schedule 14A filed July 3, 2003).
10.10#

THQ Inc. Stock Unit Deferred Compensation Plan, effective as of August 18, 2005 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the "March 2007 10-K)).

10.11#

Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 2006 10-Q")).

10.12#	Form of Severance Agreement with Senior Officers (incorporated by reference to Exhibit 10.2 to the Registrant's June 2006 10-Q).
10.13#	Form of Severance Agreement with Officers (incorporated by reference to Exhibit 10.3 to the Registrant's June 2006 10-Q).

Exhibit Number	Title
10.14#	Form of Change-in-Control Agreement with Executive and Senior Officers (incorporated by reference to Exhibit 10.4 to the Registrant's June 2006 10-Q).
10.15#	Form of Change-in-Control Agreement with Officers (incorporated by reference to Exhibit 10.5 to the Registrant's June 2006 10-Q).
10.16#	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2004).
10.17+

PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "September 2002 10-Q")).

10.18*+	Amendment to the PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement dated January 1, 2004 between Sony Computer Entertainment America Inc. and the Company.
10.19*	Latin American Rider to the PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement effective as of December 17, 2008 between Sony Computer Entertainment America Inc. and the Company.
10.20+

PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.21+

PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's December 2004 10-Q).

10.22*	Latin American Rider to the PlayStation® Portable Licensed Publisher Agreement effective as of December 17, 2008 between Sony Computer Entertainment America Inc. and the Company.
10.23+

Global PlayStation 3 Format Licensed Publisher Agreement and North American Territory Rider, effective as of March 5, 2007 by and between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2008).

10.24*	Latin American Rider to the Global PlayStation 3 Format Licensed Publisher Agreement effective as of December 12, 2008 between Sony Computer Entertainment America Inc. and the Company.
10.25+

Xbox 360 Publisher License Agreement, dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.26+

Amendment to the Xbox 360 Publisher License Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.27+

Amendment to the Xbox 360 Publisher License Agreement, dated as of January 17, 2007, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on the March 2007 10-K).

Exhibit Number	Title
10.28+

Amendment to the Xbox 360 Publisher License Agreement effective as of July 8, 2008 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.29+

Amendment No. 2 to the Xbox 360 Publisher License Agreement effective as of October 21, 2008 between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.30+

Confidential License Agreement for Game Boy Advance (Western Hemisphere), dated as of July 18, 2001 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Registrant's September 2002 10-Q).

10.31

First Amendment to the Confidential License Agreement for Game Boy Advance, dated as of July 18, 2004 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.32

Second Amendment to the Confidential License Agreement for Game Boy Advance effective as of April 9, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.33+

Confidential License Agreement for the Nintendo DS handheld platform dated as of January 25, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005).

10.34

First Amendment to the Confidential License Agreement for Nintendo DS effective as of October 15, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.35*	Side Letter Agreement to the Confidential License Agreement for Nintendo DS dated February 25, 2009 between Nintendo of America Inc. and the Company.
10.36+

Confidential First Renewal License agreement for Nintendo DS (EEA, Australia, and New Zealand) effective as July 20, 2008 between Nintendo Co.,  Ltd., the Company and certain of the Company's subsidiaries (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.37+

Confidential License Agreement for the Wii Console (Western Hemisphere), dated as of October 12, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2007).

10.38*+	Add On Content Addendum to the Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of March 23, 2009 between Nintendo of America Inc. and the Company.
10.39

Lease agreement dated December 22, 2004 between the Company, as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II,  LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Registrant's December 2004 10-Q).

Exhibit Number	Title
14	Code of Ethics for Executive Officers and Other Senior Financial Officers, as adopted May 27, 2004 (incorporated by reference from the Registrant's Form 10-K for the fiscal year ended March 31, 2006).
21*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 22, 2009	THQ INC.
	By:	/s/ Brian J. Farrell Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer
Dated: May 22, 2009	THQ INC.
	By:	/s/ Paul J. Pucino Paul J. Pucino, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRIAN J. FARRELL Brian J. Farrell	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 22, 2009
/s/ PAUL J. PUCINO Paul J. Pucino	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	May 22, 2009
/s/ LAWRENCE BURSTEIN Lawrence Burstein	Director	May 22, 2009
/s/ HENRY DENERO Henry DeNero	Director	May 22, 2009
/s/ BRIAN DOUGHERTY Brian Dougherty	Director	May 22, 2009
/s/ JEFFREY W. GRIFFITHS Jeffrey W. Griffiths	Director	May 22, 2009
/s/ GARY RIESCHEL Gary Rieschel	Director	May 22, 2009
/s/ JAMES L. WHIMS James L. Whims	Director	May 22, 2009