Form 10-Q
period 2009-06-30
THQ INC
filed 2009-07-29
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of July 24, 2009 was approximately 67,463,682.

THQ INC. AND SUBSIDIARIES

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,614	$131,858
Short-term investments	6,113	8,804
Cash, cash equivalents and short-term investments	154,727	140,662
Short-term investments, pledged	30,585	—
Accounts receivable, net of allowances	86,674	60,444
Inventory	27,435	25,785
Licenses	35,257	45,025
Software development	129,765	137,820
Deferred income tax	6,886	6,112
Income taxes receivable	4,406	903
Prepaid expenses and other current assets	19,982	27,441
Total current assets	495,717	444,192
Property and equipment, net	30,210	33,511
Licenses, net of current portion	34,512	47,875
Software development, net of current portion	32,459	24,647
Deferred income taxes	1,982	1,982
Long-term investments	4,814	5,025
Long-term investments, pledged	—	30,618
Other long-term assets, net	12,044	10,479
TOTAL ASSETS	$611,738	$598,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,223	$40,088
Accrued and other current liabilities	173,927	190,140
Secured credit lines	23,661	24,360
Total current liabilities	251,811	254,588
Other long-term liabilities	28,765	33,503
Commitments and contingencies (See Note 10)	—	—

THQ Inc. stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of June 30, 2009; 67,463,659 and 67,471,659 shares issued and outstanding as of June 30, 2009 and March 31, 2009, respectively	675	675
Additional paid-in capital	498,653	495,851
Accumulated other comprehensive income (loss)	9,505	(2,392)
Accumulated deficit	(180,685)	(187,094)
Total THQ Inc. stockholders’ equity	328,148	307,040
Noncontrolling interest	3,014	3,198
Total equity	331,162	310,238
TOTAL LIABILITIES AND EQUITY	$611,738	$598,329

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2009	2008
Net sales	$243,501	$137,578
Cost of sales:
Product costs	79,929	60,008
Software amortization and royalties	45,036	27,000
License amortization and royalties	31,296	12,924
Venture partner expense	1,243	1,455
Total cost of sales	157,504	101,387

Gross profit	85,997	36,191
Operating expenses:
Product development	22,158	33,549
Selling and marketing	38,443	29,051
General and administrative	16,578	19,603
Restructuring	1,652	—
Total operating expenses	78,831	82,203

Operating income (loss)	7,166	(46,012)
Interest and other income, net	59	2,494
Income (loss) from continuing operations before income taxes	7,225	(43,518)
Income taxes	1,000	(14,252)
Income (loss) from continuing operations	6,225	(29,266)
Gain on sale of discontinued operations, net of tax	—	2,042
Net income (loss) prior to allocation of noncontrolling interest	6,225	(27,224)
Loss attributable to noncontrolling interest	184	—
Net income (loss) attributable to THQ Inc.	$6,409	$(27,224)

Earnings (loss) per share attributable to THQ Inc. – basic:
Continuing operations	$0.09	$(0.44)
Discontinued operations	—	0.03
Earnings (loss) per share – basic	$0.09	$(0.41)

Earnings (loss) per share attributable to THQ Inc. – diluted:
Continuing operations	$0.09	$(0.44)
Discontinued operations	—	0.03
Earnings (loss) per share – diluted	$0.09	$(0.41)

Shares used in per share calculation — basic	67,469	66,553
Shares used in per share calculation — diluted	67,606	66,553

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In thousands, except share data)

Three Months Ended June 30, 2009

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Cancellation of restricted stock	(8,000)	—	—	—	—	—	—
Stock-based compensation	—	—	2,802	—	—	—	2,802
Comprehensive income (loss):
Net income (loss)	—	—	—	—	6,409	(184)	6,225
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	10,617	—	—	10,617
Unrealized gain on investments, net of $0 million tax expense	—	—	—	1,768	—	—	1,768
Reclassification of gain included in net income (loss), net of $0 million tax expense	—	—	—	(488)	—	—	(488)
Comprehensive income (loss)				11,897	6,409	(184)	18,122
Balance at June 30, 2009	67,463,659	$675	$498,653	$9,505	$(180,685)	$3,014	$331,162

Three Months Ended June 30, 2008

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2008	66,352,994	$664	$468,693	$27,194	$244,018	—	$740,569
Exercise of options	295,065	2	4,290	—	—	—	4,292
Stock-based compensation	—	—	5,416	—	—	—	5,416
Comprehensive income (loss):
Net loss	—	—	—	—	(27,224)	—	(27,224)
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	1,257	—	—	1,257
Unrealized loss on investments, net of $0.6 million tax benefit	—	—	—	(1,552)	—	—	(1,552)
Comprehensive loss				(295)	(27,224)	—	(27,519)
Balance at June 30, 2008	66,648,059	$666	$478,399	$26,899	$216,794	—	$722,758

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) prior to allocation of noncontrolling interest	$6,225	$(27,224)
Adjustments to reconcile net income (loss) prior to allocation of noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	3,511	4,959
Amortization of licenses and software development(1)	63,281	26,523
Gain on sale of discontinued operations	—	(2,042)
Loss on disposal of property and equipment	392	1,120
Restructuring charges	1,652	—
Amortization of interest	38	318
Gain on investments	(506)	—
Stock-based compensation(2)	2,934	4,322
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(21,838)	75,541
Inventory	(1,073)	(9,006)
Licenses	—	(30,111)
Software development	(40,097)	(61,984)
Prepaid expenses and other current assets	8,838	4,320
Accounts payable	12,496	(17,867)
Accrued and other liabilities	(23,444)	6,585
Income taxes	(3,503)	(15,222)
Net cash provided by (used in) operating activities	8,906	(39,768)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	3,231	21,578
Purchases of available-for-sale investments	—	(37,768)
Other long-term assets	52	240
Acquisitions, net of cash acquired	(840)	(1,266)
Net proceeds from sale of discontinued operations	—	2,042
Purchases of property and equipment	(1,399)	(3,075)
Net cash provided by (used in) investing activities	1,044	(18,249)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	—	4,292
Payment of debt issuance fees	(425)	—
Borrowings on secured lines of credit	2,500	—
Payment of secured lines of credit	(3,199)	—
Net cash (used in) provided by financing activities	(1,124)	4,292
Effect of exchange rate changes on cash	7,930	967
Net increase (decrease) in cash and cash equivalents	16,756	(52,758)
Cash and cash equivalents — beginning of period	131,858	247,820
Cash and cash equivalents — end of period	$148,614	$195,062

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation, and income taxes.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, which were revised in the current period to reflect changes in the presentation of minority interests (now referred to as “noncontrolling interests,” see Note 16), but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009.  THQ and ICE own equal interests in THQ*ICE.  In accordance with Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”, we have determined that we are the primary beneficiary of THQ*ICE, as we believe we would receive the majority of expected returns or absorb the majority of expected losses.  Accordingly, we have consolidated the results of THQ*ICE in the accompanying consolidated financial statements.  We have presented ICE’s noncontrolling interest in accordance with Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (see “Note 16 – Recently Issued Accounting Pronouncements”).

Subsequent Events

We have evaluated subsequent events through the date the financial statements were issued, July 28, 2009 (see “Note 18 – Subsequent Events”).

Fiscal Quarter

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end. The results of operations for the three months ended June 30, 2009 and 2008 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2009	13 weeks	June 27, 2009
Three months ended June 30, 2008	13 weeks	June 28, 2008

2.   Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of June 30, 2009 (in thousands).  All of our investment securities are classified as available-for-sale.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities	$5,010	$—	$—	$5,010
Corporate securities	1,062	41	—	1,103
Total short-term investments	6,072	41	—	6,113
Long-term investments:
Municipal securities(1)	5,380	—	(566)	4,814
Total long-term investments	5,380	—	(566)	4,814
Total available-for-sale investments	$11,452	$41	$(566)	$10,927
Put option				3,182
Trading securities(2)				27,403
Total short-term investments, pledged				30,585
Total investment securities				$41,512

(1) Municipal securities are classified as long-term and consist of municipal ARS substantially all of which are backed by monoline bond insurance companies.

(2) Trading securities are classified as short-term and consist of student loan ARS substantially all of which are guaranteed by the U.S. government under the Federal Family Educational Loan Program and backed by monoline bond insurance companies.

Available-for-sale investments

Our entire portfolio of available-for-sale investments, shown in the table above, had a fair value of $10.9 million at June 30, 2009, unrealized losses in the three months ended June 30, 2009 of $0.2 million, and inception-to-date net unrealized losses of $0.5 million as of June 30, 2009.  These losses are deemed to be temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments, and are recorded in other comprehensive income.  During the three months ended June 30, 2009, no securities were deemed to have an other than temporary impairment.

Included in our portfolio of available-for-sale investments are long-term municipal securities with a fair value of $4.8 million of which four individual securities, all auction rate securities (“ARS”), have been in a continuous unrealized loss position for more than 12 months.  The fair value of these four securities at June 30, 2009 was $4.3 million and their inception-to-date unrealized losses as of June 30, 2009 were $0.6 million.  These losses are deemed temporary as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.

In addition, we had a pre-tax unrealized holding gain on our investment in Yuke’s Co., Ltd. (“Yuke’s”) that is classified as available-for-sale and is included in other long-term assets, net (see “Note 6 – Other Long-Term Assets”).

During the three months ended June 30, 2009 there were $0.5 million of realized gains and no realized losses from sales of available-for-sale securities. Realized gains and losses on sales of available-for-sale securities are recognized in net income on the specific identification basis.

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity as of June 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$5,010	$5,010
No maturity date	1,062	1,103
Total short-term investments	6,072	6,113
Long-term investments:
Due after one year through five years	500	490
Due after ten years	4,880	4,324
Total long-term investments	5,380	4,814
Total available-for-sale investment securities	$11,452	$10,927

Auction Rate Securities

As of June 30, 2009 we had approximately $4.8 million of ARS classified as long-term available-for-sale investments, and $27.4 million of ARS classified as short-term trading investments, pledged.  In addition, as further discussed below, we held a $3.2 million put option related to the short-term trading ARS that is also classified as short-term trading investments, pledged.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS (the “UBS Agreement”).   The UBS Agreement provides us with Auction Rate Securities Rights (“Rights”) to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012.  These Rights are a freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option.  Under the UBS Agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice, and must pay us par value for the ARS within one day of the settlement.  The put option had a fair value of $3.2 million and is recorded in short-term investments, pledged in our June 30, 2009 condensed consolidated balance sheet along with the underlying ARS which have a fair value of $27.4 million. In the three months ended June 30, 2009 the put option had a loss of $1.4 million which is recorded in interest and other income, net in the accompanying condensed consolidated statement of operations.

Additionally, pursuant to the UBS Agreement, we have the ability to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continue to be illiquid or until June 30, 2010 (see “Note 9 – Secured Credit Lines”) and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  The credit line is secured by our ARS held with UBS, which have a par value of $30.7 million and a fair value of $27.4 million at June 30, 2009.  As of June 30, 2009, we have borrowed $21.3 million under the UBS Agreement. The ARS held with UBS that were previously reported as available-for-sale were transferred to trading securities and are classified as short-term investments, pledged in the accompanying condensed consolidated balance sheet.

In the three months ended June 30, 2009, we had gains from trading securities in the amount of $1.4 million recorded in interest and other income, net in the accompanying condensed consolidated statement of operations.  In aggregate, the gains from trading securities net entirely against the loss recognized on the put option.

Fair Value

Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  We used the following methods and assumptions to estimate the fair value of the investment securities included in the table above:

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

•                  Level 3 – Discounted cash flow analysis using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as discussed further below.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$31,658	$—	$—	$31,658
Short-term investments:
Municipal securities	—	5,010	—	5,010
Corporate securities	—	1,103	—	1,103
Short-term investments, pledged:
Student loan ARS	—	—	27,403	27,403
Put option	—	—	3,182	3,182
Long-term investments:
Municipal securities	—	—	4,814	4,814
Investment in Yuke’s	5,299	—	—	5,299
Total	$36,957	$6,113	$35,399	$78,469

Level 3 assets primarily consist of ARS, the majority of which are AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by monoline bond insurance companies.  Substantially all of the remaining securities are backed by monoline bond insurance companies. We historically invested in these securities for short periods of time as part of our cash management program.  However, the lack of liquidity in these credit markets has prevented us and other investors from selling these securities.  As such, $4.8 million of these investments are classified as long-term as of June 30, 2009 to reflect the current lack of liquidity.  We believe we have the ability to, and intend to, hold the ARS classified as available-for-sale until the auction process recovers.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

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

We have elected fair value accounting for the put option pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”), recorded in connection with the ARS settlement agreement signed with UBS as discussed above.  This election was made in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We have estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gives us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2009:

Level 3 Fair Value Measurements
Balance at March 31, 2009	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	17
Included in accumulated other comprehensive income	(211)
Purchases, sales, issuances and settlements, net	(50)
Transfers in/out of Level 3	—
Balance at June 30, 2009	$35,399

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit lines approximate fair value based on their short-term nature.

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income, net in the condensed consolidated statements of operations.

As of June 30, 2009 and March 31, 2009, we had foreign exchange forward contracts in the notional amount of $52.6 million and $67.2 million, respectively, with a fair value that approximates zero at both June 30, 2009 and March 31, 2009.  We estimate the fair value of these contracts using inputs obtained in quoted public markets.  The net gain (loss) realized from foreign currency contracts during the three months ended June 30, 2009 and 2008 was $(0.8) million and $0.4 million, respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

3.   Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor.  When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) and as a liability (accrued royalties) when payable rather than upon execution of the contract.  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated product sales within one year from the balance sheet date and long-term assets and long-term liabilities if such royalty payments relate to anticipated product sales after one year from the balance sheet date.

We evaluate the future recoverability of our capitalized licenses on a quarterly basis.  The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our licenses encompass multiple products and extend over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Prior to the related product’s release, we expense, as part of cost of sales – license amortization and royalties, capitalized license costs when we estimate future cash flows will not be sufficient to recover previously capitalized costs.

Licenses are expensed to cost of sales – license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales related to such license or (ii) an effective rate based upon total projected revenue related to such license.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales – license amortization and royalties expense may be larger than anticipated in any given quarter.  In the three months ended June 30, 2009, we recorded an impairment charge of $5.4 million related to one of our kids’ licenses.  As of June 30, 2009, the net carrying value of our licenses was $69.8 million.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales – software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  As of June 30, 2009, the net carrying value of our software development was $162.2 million.

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

5.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets. Other intangible assets are as follows (in thousands):

		June 30, 2009			March 31, 2009
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-4 years	$4,009	$(1,509)	$2,500	$3,955	$(930)	$3,025

Trade names	3-10 years	1,102	(476)	626	1,282	(624)	658

Non-compete / Employment contracts	1.5-6.5 years	633	(620)	13	633	(615)	18
Total other intangible assets		$5,744	$(2,605)	$3,139	$5,870	$(2,169)	$3,701

Amortization of other intangible assets was $0.6 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years, and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2010	$559
2011	728
2012	703
2013	703
2014	352
Thereafter	94
$3,139

6.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer. We own less than a 20% interest in Yuke’s, which is publicly traded on the Nippon New Market in Japan. Accordingly, we account for this investment under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Unrealized holding gains and losses are excluded from earnings and are included as a component of other comprehensive income until realized. For the three months ended June 30, 2009 the pre-tax unrealized holding gain related to our investment in Yuke’s was approximately $1.5 million. For the three months ended June 30, 2008 the pre-tax unrealized holding loss related to our investment in Yuke’s was approximately $0.9 million.  As of June 30, 2009, the inception-to-date unrealized holding gain on our investment in Yuke’s was $2.1 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of June 30, 2009 and March 31, 2009 are as follows (in thousands):

	June 30, 2009	March 31, 2009
Investment in Yuke’s	$5,299	$3,847
Other intangible assets (see Note 5)	3,139	3,701
Other	3,606	2,931
Total other long-term assets	$12,044	$10,479

7.   Balance Sheet Details

Inventory.  Inventory at June 30, 2009 and March 31, 2009 consists of the following (in thousands):

	June 30,	March 31,
	2009	2009
Components	$1,465	$2,225
Finished goods	25,970	23,560
Inventory	$27,435	$25,785

Property and Equipment, net.  Property and equipment, net at June 30, 2009 and March 31, 2009 consists of the following (in thousands):

	Useful	June 30,	March 31,
	Lives	2009	2009
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	50,308	50,382
Furniture, fixtures and equipment	5 yrs	7,583	7,705
Leasehold improvements	3-6 yrs	11,153	12,686
Automobiles	2-5 yrs	68	58
		70,243	71,962
Less: accumulated depreciation		(40,033)	(38,451)
Property and equipment, net		$30,210	$33,511

Depreciation expense associated with property and equipment amounted to $3.3 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at June 30, 2009 and March 31, 2009 consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
Accrued liabilities	$27,491	$31,108
Accrued compensation	27,867	27,058
Accrued venture partner expense	57,690	56,692
Deferred revenue, net – packaged software product	2,250	11,606
Accrued third-party software developer milestones	21,944	21,526
Accrued royalties	36,685	42,150
Accrued and other current liabilities	$173,927	$190,140

Deferred revenues, net – packaged software product, consists of net sales from packaged software products bundled with online services that are considered to be more-than-inconsequential to the software product and for which we have significant post-sale obligations to provide the online services.  Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.  At June 30, 2009 and March 31, 2009, the deferred costs related to this deferred revenue were $1.1 million and $6.3 million, respectively, and are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

See “Note 18 – Subsequent Events – JAKKS Preferred Return Arbitration,” with respect to the accrued venture partner expense in the table above.

Other Long-Term Liabilities.  Other long-term liabilities at June 30, 2009 and March 31, 2009 consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
Accrued royalties	$15,162	$19,986
Unrecognized tax benefits and related interest	5,193	5,158
Deferred rent	4,037	4,434
Accrued liabilities	4,373	3,925
Other long-term liabilities	$28,765	$33,503

8.   Restructuring

In November 2008, we announced that we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We have significantly realigned our business to focus on fewer, higher quality games, and have established an operating structure that supports our more focused product strategy.  On February 4, 2009, in response to continuing macroeconomic uncertainty, we announced additional cost reductions in order to drive further efficiency improvements.  As of June 30, 2009, the realignment has included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including a reduction in worldwide personnel of approximately 600 people.

As a result of these initiatives, we recorded a $1.7 million restructuring charge for the three months ended June 30, 2009. Restructuring charges include the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  Additional facility-related charges will be recorded in future periods as the restructuring plan is completed and facilities are vacated.

The following table summarizes the significant components and activity under the realignment plan for the three months ended June 30, 2009 (in thousands) and the accrual balance as of June 30, 2009:

	Lease and Contract Terminations	Net Asset Impairments	Total

Balance as of March 31, 2009	$5,056	$—	$5,056
Charges to operations	762	890	1,652
Non-cash write-offs	—	(890)	(890)
Cash payments	(598)	—	(598)
Foreign currency and other adjustments	314	—	314
Balance as of June 30, 2009	$5,534	$—	$5,534

As of June 30, 2009, $2.5 million is included in accrued short-term liabilities and $3.0 million is included in other long-term liabilities related to future lease payments.

9.   Secured Credit Lines

In October 2008, we obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see “Note 2 – Investments”).   The line of credit is due on demand and allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS.  The credit line is secured by our ARS held with UBS, which have a par value of $30.7 million and a fair value of $27.4 million at June 30, 2009.  All interest, dividends, distributions, premiums, and other income and payments received into the ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit.  Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments.  If these payments are insufficient to pay all accrued interest by the monthly due date, then UBS will either require us to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance.  UBS’ intent is to cause the interest rate payable by us to be equal to the weighted average interest or dividend rate payable to us on the ARS pledged as collateral.  Upon cancellation of the line of credit, we will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.  There was $21.3 million outstanding, and a rate of 0.85%, on this line of credit at June 30, 2009.

In December 2008, we obtained a margin account at Wachovia Securities (now Wells Fargo & Company (“Wells Fargo”)).  The terms of the margin account enable us to borrow against certain securities, at June 30, 2009 this included all of our ARS held by Wells Fargo.  The margin account is collateralized by the ARS, which have a par value of $5.3 million and a fair value of $4.8 million at June 30, 2009. The interest rate on borrowing is currently set at LIBOR plus a margin.  There was $2.4 million outstanding, and a rate of 4.25%, on this margin account at June 30, 2009.

10.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software			Secured
Years Ending	Development			Credit
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Lines (4)	Other (5)	Total
Remainder of 2010	$52,437	$5,421	$11,691	$23,661	$1,507	$94,717
2011	51,131	4,946	14,665	—	653	71,395
2012	13,850	1,362	13,115	—	582	28,909
2013	6,600	962	9,972	—	—	17,534
2014	2,000	722	8,981	—	—	11,703
Thereafter	—	—	10,432	—	—	10,432
	$126,018	$13,413	$68,856	$23,661	$2,742	$234,690

(1)

Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2009 are approximately $126.0 million. License/software development commitments in the table above include $19.4 million of commitments to licensors that are included in our condensed consolidated balance sheet as of June 30, 2009 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)

Leases. We are committed under operating leases with lease termination dates through 2016. Most of our leases contain rent escalations. Of these obligations, $2.5 million and $3.0 million are accrued and classified as short-term liabilities and long-term liabilities, respectively, in the accompanying condensed consolidated balance sheet due to abandonment of certain lease obligations pursuant to our business realignment. We expect to receive $0.3 million, $0.4 million, $0.1 million in sublease rental income in the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, under noncancelable sublease agreements.

(4)

Secured Credit Lines. In fiscal 2009 we obtained a line of credit with UBS and a margin account at Wells Fargo. There were $21.3 million and $2.4 million, respectively, outstanding on these secured credit lines as of June 30, 2009. See “Note 9 – Secured Credit Lines” in the notes to the condensed consolidated financial statements.

(5)

Other. None of the other commitments included in the table above is included as current or long-term liabilities in our June 30, 2009 condensed consolidated balance sheet.  Approximately $1.0 million of these commitments relate to various international distribution agreements entered into during fiscal 2008 and 2009.

(6)        We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  As of June 30, 2009 we had $11.1 million of unrecognized tax benefits.  See “Note 13 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Indemnity Agreements. We have entered into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer, to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of service as a member of our Board of Directors, as Chief Executive Officer or as Chief Financial Officer.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnities in the event of an indemnification request.

Litigation

WWE-Related Lawsuits

WWE Federal Court Actions.  On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), us,  THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of the WWE and an agent of the WWE in granting the WWE videogame license to the LLC. The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void. On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant. On March 31, 2006, the Court granted the defendants’ motion to dismiss claims under the Robinson-Patman Act and the Sherman Act. On December 21, 2007, the Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Court’s prior March 2006 order dismissing the antitrust claims.  The Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction. The Court also granted our motion to dismiss without prejudice our cross-appeals in this action. WWE appealed the Court’s rulings, and a hearing on the appeal was held before the United States Court of Appeal for the Second Circuit on May 6, 2009. On May 19, 2009, the Court of Appeals affirmed the Court’s dismissal of the WWE’s claims.

WWE Connecticut State Court Action.  On October 12, 2006, WWE filed a separate lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that the Company’s agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s prior written consent.  The lawsuit seeks, among other things, a declaration that the WWE is entitled to terminate the video game license and seek monetary damages.  At a hearing on May 8, 2007, the Court granted WWE’s request to amend its pleadings to add allegations and claims substantially similar to those already pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action, including our CEO, Brian Farrell.  Following the dismissal without prejudice of WWE’s lawsuit in the Southern District of New York, WWE sought leave to refile its state law claims in this action, which was granted.  As a result, the claims by WWE in Connecticut represented a combination of the earlier claims relating to the Yuke’s agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York.  On August 29, 2008, the Court granted motions for summary judgment filed by us and other defendants, dismissing the claims that were Connecticut equivalents of the claims previously pending in the Southern District of New York.  The Court subsequently denied a request by WWE for a rehearing, and WWE has appealed the Court’s decision to grant summary judgement.  We have now filed an answer to the remaining claims in this action. The case is currently scheduled to be ready for trial by May 1, 2010.  WWE has filed a motion for summary judgment on the claims related to Yuke’s, and we and the LLC have cross-moved for summary judgment on those same claims.  These motions have been continued by the Court until after the close of discovery.  On July 1, 2008, we filed a cross-complaint in this action against JAKKS alleging that, if WWE’s allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.

We intend to vigorously defend ourselves against the claims raised in this action, including those raised in the amended complaint. We also intend to vigorously pursue our cross-claims against JAKKS.  However, at this time we cannot estimate a possible loss, if any, from an adverse decision in this case. Games we develop based upon our WWE videogame license have contributed approximately 23% of our net sales in fiscal 2009, down compared with approximately 25% of our net sales in fiscal 2008, and up compared with approximately 15% of our net sales in fiscal 2007. The loss of the WWE license would have a negative impact on our future financial results.

Operating Agreement with JAKKS Pacific, Inc.

JAKKS Preferred Return Arbitration.  In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license.  Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license.   The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration. The parties were unable to reach agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, an arbitration hearing was held before an arbitrator on March 20, 2009. On July 24, 2009, the arbitrator rendered a decision accepting our position. Because the preferred payment to JAKKS was not determined until the arbitrator’s decision, we accrued for the preferred payment at the previous rate, but did not make any payments to JAKKS.  See “Note 18 - Subsequent Events - JAKKS Preferred Return Arbitration”.  We do not expect the resolution of the preferred return arbitration to have a material adverse impact on our reported financial results.  However, payment to JAKKS of the amount as determined by the arbitrator could have a negative impact upon our financial position or operating cash flows.

On June 30, 2009, JAKKS unilaterally and over our objections sent WWE a notice of renewal of the WWE videogame license.  JAKKS then requested we commence negotiations with respect to the preferred return payment payable to JAKKS for the period commencing January 1, 2010 through December 31, 2014.  Without waiving our objections to JAKKS’ actions, we agreed to begin discussions regarding business terms for the period commencing January 1, 2010 if the WWE videogame license were validly extended.  The parties are currently engaged in those discussions.

WWE License Renewal Matters.  The LLC’s videogame license with WWE expires on December 31, 2009 and is subject to renewal for an additional five (5) year term in certain circumstances.  To effect the renewal, the LLC must send a notice of renewal to WWE within a time period prescribed in the WWE videogame license.  On June 27, 2009, JAKKS advised us that it intended unilaterally to send a notice of renewal of the videogame license on behalf of the LLC.  On June 29, 2009, we filed a complaint for declaratory relief in California Superior Court, seeking a judicial declaration that (i) JAKKS cannot unilaterally decide to renew the WWE videogame license, and that we are not obligated to consent to such renewal; and (ii) a non-competition provision in the LLC operating agreement which precludes us from publishing any videogames “based on wrestling” other than through the LLC is unenforceable.  On June 30, 2009, we also filed a demand for arbitration pursuant to the terms of the LLC agreement on our claim that the non-competition provision in the LLC operating agreement is unenforceable.  On the same day, JAKKS unilaterally sent notice of renewal of the videogame license to WWE.  JAKKS also filed a demand for arbitration in New York with respect to the same issues that are the subject of our declaratory relief action in California, as well as an additional claim for alleged breach of fiduciary duty.  On July 2, 2009, JAKKS also filed a petition in Supreme Court for the State of New York to compel us to participate in the arbitration it filed in New York and enjoin us from proceeding with arbitration in California.  We intend vigorously to pursue our claims in court and in arbitration in California, and to defend against JAKKS’ actions in New York.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of June 30, 2009, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 1.6 shares for every one granted against the share limit.  As of June 30, 2009, we had 5,930,627 shares under the LTIP available for grant.

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

•                  Deferred Stock Units (“DSUs”) granted to our non-employee directors under the LTIP vest monthly over a twelve month period; however, DSUs may not be released to a director until thirteen months after the date of grant.  DSUs granted to our non-employee directors prior to July 31, 2008 under the LTIP vested immediately.

•                  RSUs granted to our employees are retention-based awards which do not carry any performance or acceleration conditions. Certain awards vest with respect to 100% of the shares on the third anniversary of the grant date and other awards vest at each anniversary of the grant date over a three-year period, all subject to continued employment of the grantee.

The fair value of our restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date.  The fair value of PARS, PARSUs, DSUs and RSUs granted is amortized over the vesting period.

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan (“ESPP”).   Under the ESPP, up to 1,000,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an “Offering Period”).  The first business day of each Offering Period is referred to as the “Offering Date.”  The last business day of each Offering Period is referred to as the “Purchase Date.”  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period.  As of March 1, 2009, we had only a few shares available for issuance under the ESPP and thus have suspended the ESPP until additional shares are authorized.  At our annual stockholders meeting to be held on August 6, 2009, we are asking our stockholders to approve an amendment to the ESPP to increase by 500,000 the number of shares of common stock reserved for issuance under the ESPP.  Should additional shares be approved, we anticipate our next Offering Period would begin on September 1, 2009.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs, RSUs and ESPP options.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU, DSU and RSU awards.

For the three months ended June 30, 2009 and 2008, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Cost of sales – software amortization and royalties	$537	$576
Product development	587	1,148
Selling and marketing	97	815
General and administrative	1,713	1,783
Stock-based compensation expense before income taxes	$2,934	$4,322

Additionally, stock-based compensation expense is capitalized in accordance with FAS 86, as discussed in “Note 4 – Software Development.”  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2009	$2,373
Stock-based compensation expense capitalized during the period	409
Amortization of capitalized stock-based compensation expense	(537)
Balance at June 30, 2009	$2,245

SFAS No. 123R, “Share-Based Payment” (“FAS 123R”) requires that stock-based compensation expense be based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three months ended June 30, 2009 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the three months ended June 30, 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of options is based on the US Treasury yield in effect at the time of grant.

	Three Months Ended June 30,
Stock Option Grants	2009	2008
Dividend yield	—%	—%
Anticipated volatility	64%	38%
Weighted-average risk-free interest rate	1.4%	2.5%
Expected lives	3.0 years	3.0 years

Our ESPP has been suspended since March 1, 2009 and there was no offering period during the three months ended June 30, 2009. The fair value of our ESPP options for the six month offering period that began March 3, 2008 was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below and a per share fair value of $5.52.

Three Months Ended June 30,
Employee Stock Purchase Plan	2008
Dividend yield	—%
Anticipated volatility	54%
Weighted-average risk-free interest rate	1.8%
Expected lives	5.5 years

A summary of our stock option activity for the three months ended June 30, 2009, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2009	8,825	$17.84
Granted	1,960	5.68
Exercised	—	—
Forfeited/expired/cancelled	(1,087)	15.32
Outstanding at June 30, 2009	9,698	15.67	3.9	$7,821
Vested and expected to vest	8,905	15.93	3.9	6,880
Exercisable at June 30, 2009	4,025	$22.04	1.9	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at June 30, 2009.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at June 30, 2009. There were no stock options exercised in the three months ended June 30, 2009. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2008 was $2.1 million.

The weighted-average grant-date fair value per share of options granted during the three months ended June 30, 2009 and 2008 was $2.46 and $5.37, respectively.

A summary of the status of our nonvested shares as of June 30, 2009 and changes during the three months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2009	719	$20.09
Granted	—	—
Vested	(6)	15.18
Forfeited/cancelled	(67)	20.57
Nonvested shares at June 30, 2009	646	$20.11

The unrecognized compensation cost that we expect to recognize related to our nonvested stock-based awards at June 30, 2009, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at June 30, 2009	Weighted- Average Period (in years)
Stock options	$14,594	1.5
Nonvested shares	6,369	2.4
ESPP	—	—
	$20,963

Cash received from exercises of stock options for the three months ended June 30, 2008 was $4.3 million.  The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled $0.4 million for the three months ended June 30, 2008.

The fair value of all our stock-based awards that vested during the three months ended June 30, 2009 and 2008 was $4.4 million and $6.3 million, respectively.

Non-Employee Stock Warrants. In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual properties. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the three months ended June 30, 2009 and 2008.

At June 30, 2009 and 2008, we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32.

In accordance with the Emerging Issues Task Force’s (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” we measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in Note 3, the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the three months ended June 30, 2009 and 2008, $42,000 and $100,000, respectively, was amortized and included in cost of sales – license amortization and royalties expense.

12.   Capital Stock Transactions

As of June 30, 2009 we had $28.6 million authorized and available for repurchases of our common stock.  During the three months ended June 30, 2009 and during the fiscal year ended March 31, 2009, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

On January 18, 2008, in connection with our acquisition of Big Huge Games, Inc. (“BHG”), we issued an aggregate of 199,631 shares of our common stock to stockholders of BHG as partial consideration for the purchase of their shares of BHG.  The shares are restricted from transfer and held in escrow by THQ until certain criteria are met, as set forth in the BHG stock purchase agreement. Due to the sale of BHG, pursuant to the BHG stock purchase agreement, certain of the escrowed common stock will be released from escrow and delivered to the holders of such stock on January 18, 2011 and the remaining shares will be released from escrow and delivered to THQ on January 18, 2013.

13.  Income Taxes

Our provision for income taxes is based on an estimated annual tax rate for the year applied to federal, state and foreign income.  The effective tax rate for the three months ended June 30, 2009 and 2008 was 13.8% (provision on income) and 32.8% (benefit on a loss), respectively.  The rate for the three months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to a benefit from the valuation allowance.  The rate for the three months ended June 30, 2008 differs from the U.S federal statutory rate of 35% due to various discrete items which are individually immaterial.

As of June 30, 2009 we had net deferred tax assets after valuation allowance of $8.9 million.  The ultimate realization of our net deferred asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets through arms-length profit percentages recorded at our foreign distributors.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

As of March 31, 2009, we had $10.9 million in unrecognized tax benefits, of which $5.4 million would impact our tax rate if recognized.  As of June 30, 2009, we had $11.1 million in unrecognized tax benefits, of which $5.6 million would impact our tax rate if recognized.

The unrecognized tax benefits at June 30, 2009 are tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Germany, France, Italy, Switzerland, Australia, United Kingdom, Denmark, Spain, Singapore, Japan, and Korea.  Our federal and certain state income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under audit for years 2005-2007 by the Internal Revenue Service and the Arizona Department of Revenue.  We are also under audit for years 2003-2006 by the California Franchise Tax Board. Management believes that its accrual for tax liabilities is adequate for all open audit years.

We expect some of these examinations to be concluded and settled in the next 12 months; however, we are currently unable to estimate the potential impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2010 related to the expiration of the statutes of limitations.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of June 30, 2009, we had accrued $0.9 million for interest and zero for the potential payment of penalties.

14.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) attributable to THQ Inc. divided by the weighted average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards and purchase opportunities under our ESPP. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2009	2008
Net income (loss) attributable to THQ Inc. used to compute basic and diluted earnings (loss) per share	$6,409	$(27,224)

Weighted-average number of shares outstanding — basic	67,469	66,553
Dilutive effect of potential common shares	137	—
Number of shares used to compute earnings (loss) per share — diluted	67,606	66,553

We excluded 9.8 million potential common shares from the number of shares used to calculate diluted earnings per share for the three months ended June 30, 2009, as their inclusion would be antidilutive.

As a result of our net loss for the three months ended June 30, 2008, 6.6 million potential common shares have been excluded from the computation of diluted loss per share as their inclusion would have been antidilutive. Had we reported net income for the three months ended June 30, 2008, an additional 1.1 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share.

15.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three months ended June 30, 2009 and 2008 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2009
Net sales to unaffiliated customers	$162,314	$66,798	$14,389	$243,501
Total assets	476,229	105,494	30,015	611,738

Three months ended June 30, 2008
Net sales to unaffiliated customers	$74,850	$49,890	$12,838	$137,578
Total assets	876,700	139,453	32,218	1,048,371

Information about THQ’s net sales by platform for the three months ended June 30, 2009 and 2008 is presented below (in thousands):

	Three Months Ended June 30,
Platform	2009	2008
Consoles
Microsoft Xbox 360	$97,454	$20,129
Nintendo Wii	13,293	23,304
Sony PLAYSTATION 3	78,267	6,653
Sony PlayStation 2	6,701	19,852
Other	5	53
	195,720	69,991
Handheld
Nintendo Dual Screen	20,020	27,290
Sony PlayStation Portable	5,033	10,380
Wireless	4,195	5,147
Other	—	1,619
	29,248	44,436

PC	18,533	23,151
Total Net Sales	$243,501	$137,578

16.   Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which is our fiscal year 2010.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The statement provisions effective as of April 1, 2008 and July 1, 2008, did not have a material effect on our results of operations, financial position or cash flows. We adopted the remaining provisions of this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this statement on April 1, 2008 and did not make this election for any of our existing financial assets and liabilities. As such, the adoption of this statement did not have any impact on our results of operations, financial position or cash flows.  The Company did elect the fair value option for a financial instrument acquired in the third quarter of fiscal 2009 (see “Note 2– Investment Securities”).

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141R”).  FAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2010.  We adopted this statement on April 1, 2009, and the adoption is expected to have a significant effect on our financial statements for any material acquisitions consummated subsequent to April 1, 2009.

In December 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participation in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008, which is our fiscal 2010 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). This Statement amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted this statement on April 1, 2009.  The presentation and disclosure requirements of FAS 160 were applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of FAS 160 had no impact on our results of operations, financial position or cash flows.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our fiscal 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We adopted this statement on November 15, 2008 and the adoption did not have a material impact on our results of operations, financial position or cash flows.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”) requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.  We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”) modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. We adopted this statement on April 1, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”),” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.  We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (FSP 141R-1). FSP 141R-1 amends and clarifies FAS 141R, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, “Accounting for Contingencies,” to determine whether the contingency should be recognized at the acquisition date or after it. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008, which is our fiscal 2010. We adopted this statement on April 1, 2009, and the adoption is expected to have a significant effect on our financial statements for any material acquisitions consummated subsequent to April 1, 2009.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events,” (“FAS 165”). The purpose of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15,

2009. We adopted this statement for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets – an amendment to FASB Statement No. 140,” (“FAS 166”).  The purpose of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011.  The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”).  The purpose of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities. FAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011.  We are still evaluating the impact that the adoption of FAS 167 will have on our results of operations, financial position or cash flows.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which will be our quarter ending September 30, 2009. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

17.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of June 30, 2008 we received approximately $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the three months ended June 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations. Pursuant to the Minick sale agreement, no additional consideration was outstanding as of June 30, 2008.

18.   Subsequent Events

Credit Facility

On June 30, 2009, which was in our second fiscal quarter of fiscal 2010, we entered into a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (“B of A”), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the our fixed charge coverage ratio.  As of June, 27, 2009, we have paid fees totaling $425,000 to B of A, of which $350,000 was a closing fee, and we will be required to pay other customary fees, including an unused line fee based on usage under the Credit Facility. Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  As of July 28, 2009, we had no borrowings under the Credit Facility and $35.0 million of available borrowing capacity.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an “Obligor”) and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor’s ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).

We intend to use any proceeds of the Credit Facility for working capital and other corporate purposes.

JAKKS Preferred Return Arbitration

On July 24, 2009, the arbitrator in our preferred payment dispute with JAKKS relating to the First Subsequent Distribution Period rendered a decision accepting our position. The arbitrator has established a significantly lower preferred return payment rate to JAKKS for WWE videogames sold under a license granted by World Wrestling Entertainment, Inc. to THQ/JAKKS Pacific LLC. The new rate is effective as of July 1, 2006 and applies through December 31, 2009.   From July 1, 2006 through June 30, 2009, we accrued for the JAKKS preferred payment at the previous contract rate which had expired.  As a result of the arbitrator’s decision, we anticipate recording a one-time reduction to accrued venture partner expense of approximately $23.0 million (see “Note 7 – Balance Sheet Details”).  Pending the arbitrator’s decision, we have not paid JAKKS any of the preferred return payment for the period at issue.

Convertible Senior Notes Offering

On July 28, 2009, we announced our intention to commence an offering, subject to market and other conditions, of $90.0 million aggregate principal amount of convertible senior notes.  The notes would be due in 2014 and are to be offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The interest rate, conversion rate, and other terms of the notes are to be determined by negotiations among THQ and the initial purchaser of the notes.  We have also granted to the initial purchaser of the notes the right to purchase up to an additional $10.0 million aggregate principal amount of notes to cover overallotments.  We intend to use all of the net proceeds of the offering for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding industry prospects and future results of operations or financial position. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management’s current beliefs and certain assumptions made by management.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, business, competitive, economic, legal, political and technological factors affecting our industry, operations, markets, products or pricing. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Overview

The following is a discussion of our operating results, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our Quarterly report on Form 10-Q for the quarter ended June 30, 2008.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•       Home video game consoles such as the Microsoft Xbox 360, Nintendo Wii, Sony PLAYSTATION 3 and Sony PlayStation 2;

•       Handheld platforms such as the Nintendo DS and DSi, Sony PSP and wireless devices; and

•       Personal computers (including games played online).

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy. We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes games based on popular fighting brands such as World Wrestling Entertainment and the Ultimate Fighting Championship; kids and family brands such as DreamWorks Animation, Disney•Pixar, Marvel Entertainment and Nickelodeon; core gamer brand Warhammer 40,000; as well as others.  In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, de Blob, MX vs. ATV, Red Faction and Saints Row.

Trends Affecting Our Business

For general trends affecting our business, please refer to our Form 10-K for the fiscal year ended March 31, 2009.

First Quarter Updates

Consumer Spending.  Although the video game industry experienced reduced consumer spending in the three months ended June 30, 2009, we had the best-selling title across all platforms in the U.S. and the U.K.: UFC 2009 Undisputed, with 1.5 million and 262,000 units sold, respectively, according to The NPD Group and ELSPA/GfK Chart-Track.

Sales of used video games.   Large retailers have increased their focus on selling used video games, which provides higher margins for the retailers than sales of new games.  This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and intermittent release of downloadable content may reduce consumers’ propensity to trade in games.

Economic Conditions.  We continue to monitor the adverse economic conditions which may have unfavorable impacts on our business, such as deterioration of consumer demand, retailer and distributor purchasing power, credit quality of our receivables and foreign currency exchange rates.

Subsequent Event Update

On July 24, 2009, the arbitrator in our preferred payment dispute with JAKKS relating to the First Subsequent Distribution Period rendered a decision accepting our position.  The arbitrator has established a significantly lower preferred return payment rate to JAKKS for WWE videogames sold under a license granted by World Wrestling Entertainment, Inc. to THQ/JAKKS Pacific LLC. The new rate applies through December 31, 2009.

Executing on our Strategy

In our fiscal year ended March 31, 2009, in order to address the significant trends affecting our business, we updated our strategic plan to focus on 1) developing a select number of high quality titles targeted at the core gamer, 2) extending our leadership in the fighting and racing categories, 3) reinvigorating our product portfolio and improving profitability in our kids’ business, 4) building strong mass appeal/family game franchises, and 5) extending our brands into online markets.  In order to support this new business strategy, we restructured our business. Although we have substantially completed the actions necessary to achieve our business realignment plan, we expect to report additional charges of up to $8.0 million in the remaining months of fiscal 2010 as certain projects are completed and facilities are vacated.

THQ Operating Structure

In June 2009, in order to align the organization more directly with our more focused product strategy, we announced the formation of three new business units: 1) Core Games; 2) Kids, Family and Casual Games; and 3) Online; and we promoted key executives to manage each of these units. Each unit manager reports directly to THQ’s President and CEO Brian Farrell.

Core Games.  Our Core Games group oversees the production and marketing of action, fighting, racing, shooter and strategy games primarily targeted to avid or “core” gamers.  The THQ Core Games franchise portfolio includes games based on popular fighting brands such as World Wrestling Entertainment and the Ultimate Fighting Championship (“UFC”); racing games based on MX vs. ATV; and action, shooter and strategy games based on established franchises such as Red Faction, Saints Row and Warhammer 40,000.  The group is preparing to establish a new franchise, Darksiders, in fiscal 2010 and is working on a strong pipeline of future releases.  THQ’s Core Games are developed primarily at the following THQ studios: Juice Games, Kaos Studios, Rainbow Studios, Relic Entertainment, Vigil Games and Volition, Inc. THQ Core Games may also be developed externally.  For example, our fighting games are developed by external studio Yuke’s Co. Ltd., in which we own a less than 20% interest.

Kids, Family and Casual Games.  Our Kids, Family and Casual Games group oversees production and marketing of console, PC and wireless games targeted to mass market and family gamers. Our Kids, Family and Casual Games portfolio includes original games such as Drawn to Life: The Next Chapter and World of Zoo, and games based on leading entertainment brands such as Marvel Super Hero Squad, Disney•Pixar’s Up and Cars, NBC’s The Biggest Loser and James Patterson’s Women’s Murder Club.  THQ’s Kids, Family and Casual Games are developed at THQ’s Blue Tongue studio and Studio Australia as well as by external game developers.

Online Games.  THQ’s Online Games group oversees all online initiatives and assists our Core Games group and Kids, Family and Casual Games group in achieving their online objectives.  Our online strategy is to leverage our established brands such as Company of Heroes, Warhammer 40,000 and WWE into the dedicated online space. We also intend to explore new game concepts and new business models in emerging regions.  We are currently partnering with ICE Entertainment, Inc. and Shanda Interactive Entertainment Limited to deliver online games.  In addition, THQ’s Vigil Games studio is developing a Massively Multiplayer Online (“MMO”) game based on the Warhammer 40,000 universe.

Overview of Financial Results for the Three Months Ended June 30, 2009

Our net income attributable to THQ Inc. (“net income”) for the three months ended June 30, 2009 was $6.4 million, or $0.10 per diluted share, compared to a net loss attributable to THQ Inc. (“net loss”) of $27.2 million, or $0.41 per diluted share, for the three months ended June 30, 2008.  Our net income for the three months ended June 30, 2009 includes $2.9 million, or $0.04 per diluted share, of stock-based compensation expense, net of related tax benefits.  Our net loss for the three months ended June 30, 2008 included a $2.1 million gain on sale of discontinued operations and $4.3 million, or $0.06 per diluted share, of stock-based compensation expense, net of related tax benefits.

Our profitability is dependent upon revenues from the sales of our video games.  Net sales in the three months ended June 30, 2009 increased 77% from the same period last fiscal year, to $243.5 million from $137.6 million.  The increase in our net sales was primarily due to an increase in units sold with a higher average selling price primarily due to sales of UFC 2009 Undisputed and Red Faction: Guerrilla.

Our profitability is also affected by the costs and expenses associated with developing and publishing our games. These costs and expenses include both costs of sales and operating expenses. Our gross profit, which is affected by cost of sales, increased 9% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, from 26% to 35% of net sales, primarily due to significantly higher net sales in the current period. Our profitability is also affected by our operating expenses, which decreased in the three months ended June 30, 2009, to $78.8 million from $82.2 million in the three months ended June 30, 2008.  The decrease in operating costs in the three months ended June 30, 2009 was primarily due to lower product development expenses and lower general and administrative expenses as a result of our business realignment.

Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash provided by operations was $8.9 million for the three months ended June 30, 2009, as compared to cash used in operations of $39.8 million for the three months ended June 30, 2008.  The increase in cash provided was primarily the result of having net income in the three months ended June 30, 2009 as opposed to a net loss in the same period last fiscal year, higher non-cash amortization of licenses and software development and lower investments in licenses and software development, partially offset by the increase in our accounts receivable which was the result of our higher net sales in the three months ended June 30, 2009 as compared the same period last fiscal year.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, under the caption “Critical Accounting Estimates.”

Results of Operations - Comparison of the Three Months Ended June 30, 2009 and 2008

Net Sales

Net sales increased by $105.9 million in the three months ended June 30, 2009 as compared to the same period last fiscal year, from $137.6 million to $243.5 million. Our net sales are principally from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet. Worldwide net sales for the three months ended June 30, 2009 were primarily driven by sales of UFC 2009 Undisputed and Red Faction: Guerrilla. As more fully described below, the main factors that contributed to the increase in our net sales were: i) an increase in average selling prices and ii) an increase in the number of units sold.

Net sales for the three months ended June 30, 2009 and 2008 were impacted by the deferral and/or recognition of revenue from the sale of titles for which the online service is more-than-inconsequential to the overall functionality of the game and as such represents a deliverable. The balance of deferred revenue related to these titles is included within accrued and other current liabilities in our consolidated balance sheets.  We also defer certain costs related to these titles; these costs are included within software development, and prepaid expenses and other current assets in our consolidated balance sheets.

The following table details our net sales by new releases (titles initially released in the respective fiscal period) and catalog titles (titles released in fiscal periods previous to the respective fiscal period) for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2009		2008		(Decrease)	Change
New releases	$178,441	73.3%	$41,886	30.4%	$136,555	326.0%
Catalog	65,060	26.7	95,692	69.6	(30,632)	(32.0)
Consolidated net sales	$243,501	100.0%	$137,578	100.0%	$105,923	77.0%

Net sales of our new releases increased by $136.6 million in the three months ended June 30, 2009 as compared to the same period last fiscal year primarily due to an increase in units sold, which was primarily the result of the launch of our first game based on the UFC franchise, UFC 2009 Undisputed.  Additionally, there was an increase in average selling prices primarily due to a shift in title mix to the XBOX 360 and PLAYSTATION 3 platforms with higher priced titles such as UFC 2009 Undisputed and Red Faction: Guerrilla.

Net sales of our catalog titles decreased primarily due to a decline in catalog units shipped in the three months ended June 30, 2009 as compared to the same period last fiscal year. Additionally, there was a decrease in net sales due to a decline in the recognition of deferred revenue in the three months ended June 30, 2009 as compared to the same period last fiscal year.

The following table details our net sales by owned intellectual property and licensed titles for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,					%
	2009		2008		Increase	Change
Owned intellectual properties	$66,827	27.4%	$52,076	37.9%	$14,751	28.3%
Licensed	176,674	72.6	85,502	62.1	91,172	106.6
Consolidated net sales	$243,501	100.0%	$137,578	100.0%	$105,923	77.0%

Net sales of games based on our owned intellectual properties increased by $14.8 million in the three months ended June 30, 2009 as compared to the same period last fiscal year. Net sales of games based on our owned intellectual properties were driven by the first quarter new releases of Red Faction: Guerrilla and Company of Heroes: Tales of Valor, as well as continued sales of the fiscal 2009 releases of Neighborhood Games, Saints Row 2, Big Beach Sports, DeBlob, MX vs. ATV: Untamed and other catalog titles.

Net sales of games based on our licensed properties increased by $91.2 million in the three months ended June 30, 2009 as compared to the same period last fiscal year primarily due to an increase in units sold and an increase in average selling prices due to the release of UFC 2009 Undisputed. The increase was partially offset by decreases in sales of games based on both our Disney•Pixar and Nickelodeon licenses due to the overall softening of our kids business. Sales of games based on our WWE license decreased slightly in the three months ended June 30, 2009 as compared to the same period last fiscal year.

The following table details our net sales by territory for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,					%
	2009		2008		Increase	Change
North America	$162,314	66.7%	$74,850	54.4%	$87,464	116.9%

Europe	66,798	27.4	49,890	36.3	16,908	33.9
Asia Pacific	14,389	5.9	12,838	9.3	1,551	12.1
International	81,187	33.3	62,728	45.6	18,459	29.4

Consolidated net sales	$243,501	100.0%	$137,578	100.0%	$105,923	77.0%

Net sales in North America and in our international territories increased in the three months ended June 30, 2009 as compared to the same period last fiscal year by $87.5 million and $18.5 million, respectively. The increase in net sales in both North America and in our international territories was primarily due to an increase in average selling prices primarily due to the release of UFC 2009 Undisputed and Red Faction: Guerrilla.  Additionally, net sales in North America were higher because of an increase in the number of units sold.

We estimate that unfavorable changes in foreign currency translation rates during the three months ended June 30, 2009 resulted in a decrease of reported net sales from our international territories of $15.4 million as compared to the three months ended June 30, 2008.

Cost of Sales, Operating Expenses, Interest and Other Income, Income Taxes, Noncontrolling Interest and Discontinued Operations

Cost of Sales

Our cost of sales increased by $56.1 million, or 55%, in the three months ended June 30, 2009, as compared to the same period last fiscal year. This increase was primarily due to the increase in our reported net sales.

Cost of Sales – Product Costs (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$79,929	32.8%	$60,008	43.6%	33.2%

Product costs primarily consist of direct manufacturing costs (including platform manufacturer license fees), net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were lower by 10.8 points for the three months ended June 30, 2009 as compared to the same period last fiscal year.  The decrease was primarily due to UFC 2009 Undisputed and Red Faction: Guerrilla, which were released in the three months ended June 30, 2009 on Xbox 360 and PLAYSTATION 3, at a premium price (e.g. MSRP of $59.99 in North America) as compared to the titles released in the same period last fiscal year.

Cost of Sales – Software Amortization and Royalties (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$45,036	18.5%	$27,000	19.6%	66.8%

Software amortization and royalties consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  For the three months ended June 30, 2009, software amortization and royalties, as a percentage of net sales, decreased by 1.1 points as compared to the same period last fiscal year.  The decrease was primarily due to UFC 2009 Undisputed, released in the three months ended June 30, 2009, which has lower capitalized development costs in relation to its total projected gross revenues as compared to titles such as Frontlines: Fuel of War recognized in the same period last fiscal year; partially offset by Red Faction:

Guerrilla, released in the three months ended June 30, 2009, which has higher capitalized development costs in relation to its total projected gross revenues.

Cost of Sales – License Amortization and Royalties (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$31,296	12.9%	$12,924	9.4%	142.2%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  For the three months ended June 30, 2009, license amortization and royalties, as a percentage of net sales, increased by 3.5 points as compared to the same period last fiscal year.  The increase in the three months ended June 30, 2009 as compared to the same period last fiscal year was due to:

•      a higher mix of sales from titles based on our licensed properties,

•      a higher licensing rate on Up, as a percentage of its net sales, as compared to Wall-E in the same period last fiscal year, and

•      a $5.4 million impairment charge on one of our kids’ licenses.

Cost of Sales – Venture Partner Expense (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$1,243	0.5%	$1,455	1.1%	(14.6)%

Venture partner expense is related to the license agreement that THQ/JAKKS Pacific LLC, comprised of THQ and JAKKS Pacific, Inc. (“JAKKS”), has with the WWE, under which our role is to develop, manufacture, distribute, market and sell WWE video games.  For the three months ended June 30, 2009, venture partner expense decreased by $0.2 million, as compared to the same period last fiscal year.  The decrease was due to a slight decrease in net sales of games based upon the WWE license.  We have not paid these amounts to JAKKS; see “Part II – Item 1 – Legal Proceedings” for information regarding the THQ/JAKKS Pacific LLC agreement. See “Note 18 - Subsequent Events - JAKKS Preferred Return Arbitration.”

Operating Expenses

Our operating expenses decreased by $3.4 million, or 4%, in the three months ended June 30, 2009, as compared to the same period last fiscal year; this increase was primarily due to lower product development and general and administrative expenses as a result of our business realignment.

Product Development (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$22,158	9.1%	$33,549	24.4%	(34.0)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $11.4 million for the three months ended June 30, 2009, as compared to the same period last fiscal year.  The decrease was primarily due to decreases in internal development spending resulting from the closure of several of our studios as part of our fiscal 2009 business realignment.

Selling and Marketing (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$38,443	15.8%	$29,051	21.1%	32.3%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three months ended June 30, 2009, selling and marketing expenses increased by $9.4 million as compared to the same period last fiscal year.  The increase in selling and marketing expenses on a dollar basis was primarily due to promotional efforts to support the launch of UFC 2009 Undisputed and the release of our owned intellectual property Red Faction: Guerrilla, both in the three months ended June 30, 2009.

For the three months ended June 30, 2009, selling and marketing expenses as a percent of net sales decreased by 5.3 points as compared to the same period last fiscal year. The decrease in selling and marketing as a percent of net sales was primarily due to the higher net sales generated in the three months ended June 30, 2009 as compared to the same period last fiscal year and reductions in personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

General and Administrative (in thousands)

Three Months Ended June 30, 2009	% of net sales	Three Months Ended June 30, 2008	% of net sales	% change
$16,578	6.8%	$19,603	14.2%	(15.4)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses decreased during the three months ended June 30, 2009 by $3.0 million, as compared to the same period last fiscal year.  The decrease was primarily due to reductions in personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

Restructuring

Restructuring charges consist primarily of lease and other contact termination costs and asset impairments related to facility closures. Restructuring charges were $1.7 million in the three months ended June 30, 2009 and we had no restructuring charges in the same period last fiscal year.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our investments as well as gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency.  Interest and other income, net decreased by $2.4 million in the three months ended June 30, 2009 as compared to same period last fiscal year. The decrease was primarily due to lower average yields on lower average investment balances in the three months ended June 30, 2009 as compared to the same period last fiscal year.

Income Taxes

The effective tax rate for the three months ended June 30, 2009 and 2008 was 13.8% (provision on income) and 32.8% (benefit on a loss), respectively.  The rate for the three months ended June 30, 2009 differs significantly from the same period last fiscal year primarily due to a benefit from the valuation allowance of $5.5 million in the three months ended June 30, 2009.

Noncontrolling Interest

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ*ICE plans to launch Dragonica, a free-to-play, micro-transaction-based massively multiplayer online casual game in North America in calendar 2009.  THQ and ICE own equal interests in THQ*ICE.  We have consolidated the results of THQ*ICE in accordance with Financial Accounting Standards Boards Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” and the noncontrolling interest of $184,000 reflects the loss allocable to equity interests in THQ*ICE for the three months ended June 30, 2009 that are not owned by THQ.  We have presented the noncontrolling interest in accordance with Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (see “Note 16 – Recently Issued Accounting Pronouncements”).

Discontinued Operations

In December 2006 we sold our 50% interest in Minick Holding AG (“Minick”).  As of June 30, 2008 we received approximately $20.6 million in cash from the sale of Minick and we recognized a gain of $2.1 million in the three months ended June 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations. Pursuant to the Minick sale agreement, no additional consideration was outstanding as of June 30, 2008.

Liquidity and Capital Resources

(In thousands)	June 30, 2009	March 31, 2009	Change
Cash and cash equivalents	$148,614	$131,858	$16,756
Short-term investments	6,113	8,804	(2,691)
Cash, cash equivalents and short-term investments	$154,727	$140,662	$14,065

Percentage of total assets	25%	24%

	Three Months Ended June 30,
(In thousands)	2009	2008	Change
Cash provided by (used in) operating activities	$8,906	$(39,768)	$48,674
Cash provided by (used in) investing activities	1,044	(18,249)	19,293
Cash (used in) provided by financing activities	(1,124)	4,292	(5,416)
Effect of exchange rate changes on cash	7,930	967	6,963
Net increase (decrease) in cash and cash equivalents	$16,756	$(52,758)	$69,514

Our primary sources of liquidity are cash, cash equivalents, and short-term investments. Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

In the three months ended June 30, 2009 our cash, cash equivalents and short-term investments increased from $140.7 million as of March 31, 2009 to $154.7 million as of June 30, 2009. The primary reason for the increase was our positive cash flows from operations stemming from our net income and changes in our reported cash balance due to changes in foreign currency translation rates.

Cash Flow from Operating Activities.  Cash provided by operating activities increased by approximately $48.7 million for the three months ended June 30, 2009 as compared to the same period last fiscal year.  The increase in cash provided was primarily the result of having net income in the three months ended June 30, 2009 as opposed to a net loss in the same period last fiscal year, higher non-cash amortization of licenses and software development and lower investments in licenses and software development, partially offset by the increase in our accounts receivable which was the result of our higher net sales in the three months ended June 30, 2009 as compared the same period last fiscal year.

Cash Flow from Investing Activities.  Cash provided by investing activities increased by approximately $19.3 million for the three months ended June 30, 2009, as compared to the same period last fiscal year.  The increase in cash provided was primarily due to movement between our available-for-sale investments and our cash balances.

Cash Flow from Financing Activities.  Cash used in financing activities increased by approximately $5.4 million for the three months ended June 30, 2009, as compared to the same period last fiscal year.  The increase in cash used was primarily due to the fact there were no proceeds received from the issuance of common stock to employees and we had net repayments of borrowings under our Secured Credit Lines in the three months ended June 30, 2009.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates increased our reported cash balance by $7.9 million.

Key Balance Sheet Accounts

As of June 30, 2009, our total current assets were $495.7 million, up from $444.2 million at March 31, 2009. Current assets consist primarily of:

Accounts Receivable.  Accounts receivable increased by $26.3 million from $60.4 million at March 31, 2009 to $86.7 million at June 30, 2009.  The increase in net accounts receivable was primarily due to higher net sales in the three months ended June 30, 2009 as compared to the three months ended March 31, 2009.  Accounts receivable allowances were $97.9 million as of June 30, 2009, a $3.1 million decrease from $101.0 million at March 31, 2009.  Allowances for price protection and returns as a percentage of trailing nine month net sales were approximately 9% and 10% as of June 30, 2009 and 2008, respectively.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $1.6 million from $25.8 million at March 31, 2009 to $27.4 million at June 30, 2009.  The increase in inventory was primarily due to inventory on hand at June 30, 2009 for the current quarter releases of UFC 2009 Undisputed, Red Faction: Guerrilla, and Up.  Inventory turns on a rolling twelve month basis were 9 and 8 at June 30, 2009 and March 31, 2009, respectively.

Licenses.  Our investment in licenses decreased by $23.1 million from $92.9 million at March 31, 2009 to $69.8 million at June 30, 2009.  The decrease was primarily due to amortization, as well as an impairment charge of $5.4 million related to one of our kids’ licenses.

Software Development.  Capitalized software development decreased by $0.3 million from $162.5 million at March 31, 2009 to $162.2 million at June 30, 2009.  The decrease in software development was primarily the result of software development amortization of titles released in the three months ended June 30, 2009, offset by our investment in titles scheduled to be released in the remainder of fiscal 2010 and beyond. Approximately 21% of the software development asset balance at June 30, 2009 is for games that have expected release dates in fiscal 2011 and beyond.

Total current liabilities at June 30, 2009, were $251.8 million, down from $254.6 million at March 31, 2009. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased by $14.1 million from $40.1 million at March 31, 2009 to $54.2 million at June 30, 2009.  The increase in accounts payable was primarily due to an increase in the timing of product purchases.

Accrued and Other Current Liabilities.  Accrued and other current liabilities decreased by $16.2 million from $190.1 million at March 31, 2009 to $173.9 million at June 30, 2009.  The decrease in accrued and other current liabilities was primarily due to a decrease in deferred revenue, as well as a decrease in accrued developer milestones and the timing of royalty payments.

Secured Credit Lines.  Secured credit lines decreased by $0.7 million from $24.4 million at March 31, 2009 to $23.7 million at June 30, 2009 due to net repayments of the margin account with Wells Fargo.

Inflation

Our management currently believes that inflation has not had a material impact on continuing operations.

Financial Condition

At June 30, 2009, we held cash, cash equivalents, short-term investments, short term investments – pledged, and long-term investments, net of borrowings on secured lines of credit, of $166.5 million. We believe that this amount, along with the cash we expect to generate from our operations through the end of fiscal 2010, will be sufficient to meet our expected cash needs through the end of fiscal 2010.  In light of current economic conditions, on June 30, 2009, we entered into a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (“B of A”), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See “Note 18 – Subsequent Events” for additional information regarding the Credit Facility. We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders’ obligation to lend, under the credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  As of July 28, 2009, we had no borrowings under the Credit Facility and $35.0 million of available borrowing capacity.  Additionally, we may pursue additional funding from public or private sources to meet our cash needs, curtail or defer currently-planned expenditures, or both.

On July 24, 2009, the arbitrator in our preferred payment dispute with JAKKS relating to the First Subsequent Distribution Period rendered a decision accepting our position.  The arbitrator has established a significantly lower preferred return payment rate to JAKKS for WWE videogames sold under a license granted by World Wrestling Entertainment, Inc. to THQ/JAKKS Pacific LLC.  See “Note 18 – Subsequent Events – JAKKS Preferred Return Arbitration.”  Pending the arbitrator’s decision, we have not paid JAKKS any of the preferred return payment for the period at issue.

We expect our March 31, 2010 cash and short-term investments balance to increase more than $50.0 million compared to the balance at March 31, 2009, exclusive of any payment to JAKKS related to the above-mentioned preferred return.

As of June 30, 2009, we had $1.1 million of preferred securities and $4.8 million of auction rate securities (“ARS”) classified as short-term and long-term available-for-sale securities, respectively. We classified certain of these investments as long-term to reflect the lack of liquidity of these securities. In addition, we have $27.4 million of ARS classified as short-term, pledged trading securities.

We have estimated the fair value of the remaining ARS using a discounted cash flow analysis that considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv) estimates of the next time the security is expected to have a successful auction.  Based on this analysis, as of June 30, 2009, we recorded a temporary impairment of $0.6 million related to our ARS in accumulated other comprehensive income in our consolidated balance sheet.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.  We believe this temporary impairment is primarily attributable to the limited liquidity of these investments. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2009. See “Note 2 – Investment Securities” in the notes to the consolidated financial statements for further information related to our investments.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS. This agreement provides us with a future option to sell such ARS to the broker at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012.  In addition, under the arrangement, we have the ability to borrow up to 75% of the market value (as determined by UBS) of these securities at any time, on a no net interest basis, to the extent that such securities continue to be illiquid or until the option to sell is exercised.  As of June 30, 2009 we have borrowed $21.3 million under this agreement to ensure liquidity of the underlying ARS.  The credit line is secured by our ARS held with UBS, which have a par value of $30.7 million and a fair value of $27.4 million at June 30, 2009, see “Note 9 – Secured Credit Lines.”

In December 2008, we obtained a margin account at Wachovia Securities (now Wells Fargo & Company (“Wells Fargo”)).  The terms of the margin account enable us to borrow against certain securities, including some of our ARS.  The margin account is collateralized by the securities held with Wells Fargo, which have a par value of $5.3 million and a fair value of $4.8 million at June 30, 2009.  The interest rate on borrowing is currently set at LIBOR plus a margin.  There was $2.4 million outstanding on this margin account at June 30, 2009.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software			Secured
Years Ending	Development			Credit
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Lines (4)	Other (5)	Total
Remainder of 2010	$52,437	$5,421	$11,691	$23,661	$1,507	$94,717
2011	51,131	4,946	14,665	—	653	71,395
2012	13,850	1,362	13,115	—	582	28,909
2013	6,600	962	9,972	—	—	17,534
2014	2,000	722	8,981	—	—	11,703
Thereafter	—	—	10,432	—	—	10,432
	$126,018	$13,413	$68,856	$23,661	$2,742	$234,690

(1)

Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of June 30, 2009 are approximately $126.0 million. License/software development commitments in the table above include $19.4 million of commitments to licensors that are included in our condensed consolidated balance sheet as of June 30, 2009 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)

Leases. We are committed under operating leases with lease termination dates through 2016. Most of our leases contain rent escalations. Of these obligations, $2.5 million and $3.0 million are accrued and classified as short-term liabilities and long-term liabilities, respectively, in the accompanying condensed consolidated balance sheet due to abandonment of certain lease obligations pursuant to our business realignment. We expect to receive $0.3 million, $0.4 million, $0.1 million in sublease rental income in the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, under noncancelable sublease agreements.

(4)

Secured Credit Lines. In fiscal 2009 we obtained a line of credit with UBS and a margin account at Wells Fargo. There were $21.3 million and $2.4 million, respectively, outstanding on these secured credit lines as of June 30, 2009. See “Note 9 – Secured Credit Lines” in the notes to the condensed consolidated financial statements.

(5)

Other. None of the other commitments included in the table above is included as current or long-term liabilities in our June 30, 2009 condensed consolidated balance sheet.  Approximately $1.0 million of these commitments relate to various international distribution agreements entered into during fiscal 2008 and 2009.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. As of June 30, 2009 we had $11.1 million of unrecognized tax benefits. See “Note 13 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Indemnity Agreements. We have entered into indemnification agreements with the members of our Board of Directors, our Chief Executive Officer and our Chief Financial Officer, to provide a contractual right of indemnification to such persons to the extent permitted by law against any and all liabilities, costs, expenses, amounts paid in settlement and damages incurred by any such person as a result of any lawsuit, or any judicial, administrative or investigative proceeding in which such person is sued as a result of service as a member of our Board of Directors, as Chief Executive Officer or as Chief Financial Officer.  The indemnification agreements provide specific procedures and time frames with respect to requests for indemnification and clarify the benefits and remedies available to the indemnities in the event of an indemnification request.

Litigation.  For information related to legal proceedings that may result in future expenditures to the Company, see “Note 10 – Commitments and Contingencies”.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  A substantial portion of our portfolio is in short-term investments made up of primarily municipal securities and auction rate securities (“ARS”).  The value of these investments may fluctuate with changes in interest rates.  However, we believe our interest rate risk is minimal due to the short-term nature of the municipal securities and the fact that the interest rates on our ARS are either reset to short-term interest rates in the auction process or, in the event of a failed auction, are reset to the failure rates as specified in the underlying agreements which are typically equal to or greater than short-term interest rates at the time of reset.  Although there has been recent uncertainty in the credit markets, all of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of our ARS are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on the ARS according to their terms.  See “Note 2 – Investment Securities” in the notes to the condensed consolidated financial statements for further information related to our investments.

As of June 30, 2009, we had no outstanding letters of credit.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses.  During the three months ended June 30, 2009, we did not purchase any foreign currency option contracts.

Balance Sheet Hedging Activities.  We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income, net in the condensed consolidated statements of operations.  The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position.  As of June 30, 2009, we had foreign exchange forward contracts in the notional amount of $52.6 million, all with maturities of one month, consisting primarily of the Euro, GBP, and AUD.

The counterparties to these forward contracts are creditworthy multinational commercial or investment banks. The risks of counterparty non-performance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $8.1 million and a reduction of reported income before taxes of approximately $0.1 million for the three months ended June 30, 2009. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported total assets of approximately $13.6 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

With respect to our legal proceedings, there have been no material changes to the disclosures contained in Item 3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, under “Legal Proceedings,” as of the date hereof, except for the following:

Operating Agreement with JAKKS Pacific, Inc.

JAKKS Preferred Return Arbitration.  On June 30, 2009, JAKKS unilaterally and over our objections sent WWE a notice of renewal of the WWE videogame license (as described more fully below).  JAKKS then requested we commence negotiations with respect to the preferred return payment payable to JAKKS for the period commencing January 1, 2010 through December 31, 2014. Without waiving our objections to JAKKS’ actions, we agreed to begin discussions regarding business terms for the period commencing January 1, 2010 if the WWE videogame license were validly extended.  The parties are currently engaged in those discussions.

On July 24, 2009, the arbitrator in our preferred payment dispute with JAKKS relating to the First Subsequent Distribution Period rendered a decision accepting our position.  The arbitrator has established a significantly lower preferred return payment rate to JAKKS for WWE videogames sold under a license granted by World Wrestling Entertainment, Inc. to THQ/JAKKS Pacific LLC.  See “Note 18 – Subsequent Events – JAKKS Preferred Return Arbitration.”  Pending the arbitrator’s decision, we have not paid JAKKS any of the preferred return payment for the period at issue.

WWE License Renewal Matters.  The videogame license that THQ / JAKKS Pacific LLC holds with WWE expires on December 31, 2009 and is subject to renewal for an additional five (5) year term in certain circumstances.  To effect the renewal, the LLC must send a notice of renewal to WWE within a time period prescribed in the WWE videogame license.  On June 27, 2009, JAKKS advised us that it intended unilaterally to send a notice of renewal of the videogame license on behalf of the LLC.  On June 29, 2009, we filed a complaint for declaratory relief in California Superior Court, seeking a judicial declaration that (i) JAKKS cannot unilaterally decide to renew the WWE videogame license, and that we are not obligated to consent to such renewal; and (ii) a non-competition provision in the LLC operating agreement which precludes us from publishing any videogames “based on wrestling” other than through the LLC is unenforceable.  On June 30, 2009, we also filed a demand for arbitration pursuant to the terms of the LLC agreement on our claim that the non-competition provision in the LLC operating agreement is unenforceable.  On the same day, JAKKS unilaterally sent notice of renewal of the videogame license to WWE.  JAKKS also filed a demand for arbitration in New York on the same issues that are the subject of our declaratory relief action in California Superior Court, as well as an additional claim for breach of fiduciary duty. On July 2, 2009, JAKKS also filed a petition in Supreme Court for the State of New York to compel us to participate in the arbitration it filed in New York and enjoin us from proceeding with arbitration in California.  We intend vigorously to pursue our claims in court and in arbitration in California, and to defend against JAKKS’ actions in New York.

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

Our business is “hit” driven. If we do not deliver “hit” games, our revenue and profitability can suffer.

While many new products are regularly introduced, only a relatively small number of “hit” titles account for a significant portion of video game sales. If we fail to develop “hit” titles, or if “hit” products published by our competitors take a larger share of consumer spending than we anticipate, our product sales could fall below our expectations.

The global economic downturn could reduce demand for our products and increase volatility in our stock price, which could result in a material adverse impact on our business, operating results, and financial position.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and retailers may defer or choose not to make purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Additionally, due to the weak economic conditions and tightened credit environment, some of our retailers and distributors may not have the same purchasing power, leading to lower purchases of our games for placement into distribution channels. Consequently, demand for our products could be materially different from our expectations, which could negatively affect our business, our results of operations and our financial condition.

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

Our lack of earnings over the past two fiscal years has reduced our cash position. While the company has plans in place to generate positive cash flow in fiscal 2010, we may need to pursue additional funding from public or private sources to meet our cash needs, curtail or defer currently-planned expenditures, or both.

Because we did not generate positive cash flow in fiscal year 2009, our cash, cash equivalents and short-term investments have decreased from $317.5 million as of March 31, 2008 to $140.7 million as of March 31, 2009. We expect to generate positive cash flow from operations in fiscal 2010. We expect to achieve this with net sales at similar or higher levels compared to fiscal 2009 and cost savings achieved under our business realignment, as well as lower cash spending on product purchases and license payments. In addition, on June 30, 2009 we entered into a Loan and Security Agreement with Bank of America, N.A., as agent, which provides for a $35 million revolving credit facility (which can be increased to $50 million with the consent of the lenders), and includes a $15 million letter of credit subfacility. Our ability to borrow, and the lenders’ obligation to lend, under the credit facility is subject to our ability to satisfy certain conditions precedent, including a requirement that we meet a minimum fixed charge coverage ratio and maintain a certain liquidity level. As of July 28, 2009, we had no borrowings under the credit facility and $35 million of available borrowing capacity. We may not achieve our expectations described above and, although we believe the actions described above may improve our cash position, we may need to pursue additional funding from public or private sources to meet our cash needs, curtail or defer currently-planned expenditures, or both.

The decrease in our stock price and cash position over the last year may affect our ability to do business with key third parties.

The significant decrease in our stock price over the last year and the decrease in our cash and cash equivalents may cause certain third parties, such as the platform manufacturers, our licensors, vendors and landlords to impose greater restrictions upon us that could negatively affect the profitability of our business and further deteriorate our current cash position. For example, pursuant to the terms of established contracts, the platform manufacturers could require that we pay cash in advance for the product that we order from them and our landlords could require larger security deposits. Additionally, we may find it more difficult to enter into agreements with third parties in the future and any such agreements may contain more onerous contract terms, which could negatively affect our ability to operate profitably.

Because of these and other factors affecting our operating results and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Since a significant portion of our net sales is based upon licensed properties, failure to renew such licenses, or renewals of such licenses on less advantageous terms, could cause our revenue to decline.

Games we develop based upon licensed brands make up a substantial portion of our sales each year. In fiscal 2009, sales of titles for our three top-selling licensed brands, Disney•Pixar, Nickelodeon and WWE comprised 47% of our net sales; and in fiscal 2008, 54% of our net sales were based on titles from such brands. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to the importance to us of a limited number of brands and the intense competition from other video game publishers and, in the case of Disney•Pixar and Nickelodeon, the owners of such intellectual properties, to publish games based upon these licensed brands, we may not be able to renew our current licenses or may have to renew a brand license on less advantageous terms, which could significantly lower our revenues. Several of our key licensed brands have license terms that expire or are up for renewal, subject to our satisfaction of certain conditions, during the next several years, including our licenses for the WWE and Ultimate Fighting Championship fighting brands.

We are currently involved in litigation with the WWE with respect to our video game license. See “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Since WWE titles make up a significant portion of our sales, our inability to retain the license could negatively impact our revenues and profitability.

A decrease in the popularity of our licensed brands could materially affect our revenue and financial position.

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

We generate a portion of our revenue from wholly-owned intellectual property. The success of our internal brands depends upon our ability to create original ideas that appeal to the avid gamer. Titles based on wholly-owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products that find consumer acceptance could negatively impact our profitability.

Increasing development costs for games which may not perform as anticipated could decrease our profitability and result in potential impairments of capitalized software development costs.

Over the last few years, video games have become increasingly expensive to develop. Because the current generation console platforms and computers have greater complexity and capabilities than the earlier platforms and computers, costs are higher to develop games for the current generation platforms and computers. In the last two fiscal years, these greater costs have led to lower operating margins, negatively affecting our profitability. If these increased costs are not offset by higher revenues and other cost efficiencies in the future, our margins and profitability will continue to be impacted, and could result in impairment of capitalized software development costs. If these platforms, or games we develop for these platforms, do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the write-off of capitalized software costs.

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

In fiscal 2009, we derived 45% of our net sales from outside of North America, down from 51% in fiscal 2008. Our international operations subject us to many risks, including: different consumer preferences; challenges in doing business with foreign entities caused by distance, language and cultural differences; unexpected changes in regulatory requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse effect on our future foreign sales or the profits generated from those sales.

There are additional risks inherent in doing business in certain international markets, such as China. For example, foreign exchange controls may prevent us from expatriating cash earned in China, and standard business practices in China may increase our risk of violating U.S. laws such as the Foreign Corrupt Practices Act.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive software entertainment market is highly seasonal, with sales typically significantly higher during the year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:

•                  the timing of our release of new titles as well as the release of our competitors’ products;

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

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors as a result of the factors described above and others described throughout this “Risk Factors” section, and the price of our common stock may fall or significantly fluctuate.

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

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony’s PlayStation 2 (PS2), PLAYSTATION 3 (PS3) and PSP, Microsoft’s Xbox 360, and Nintendo’s Wii and DS. The following factors related to such platforms can adversely affect sales of our video games and our profitability:

Popularity of platforms.  In the previous console platform cycle, the PS2 was the best-selling platform and games for the PS2 dominated software sales. In the current platform cycle, the Wii is the best-selling platform to date, and in 2008, the Wii surpassed the Xbox 360 as the most popular console in terms of software game sales, according to International Development Group. Since the development cycle for a console game is from 9 to 24 months, we must make decisions about which games to develop on which platforms before knowing what the consumer preference for the platforms will be when the game is finished. Launching a game on a platform that has declined, or failure to launch a game on a platform that has grown in popularity, could negatively alter our revenues and profitability.

Platform pricing.  Prices for the current generation of console platforms are higher than for their respective predecessor platforms. The Xbox 360 can cost as much as $399.99, the Wii is priced at $249.99 and the PS3 can cost as much as $499.99. The cost of the hardware could adversely affect their sales, which could negatively affect sales of our products for these platforms since consumers need a platform in order to play our games.

Platform shortages.  In the past few years, many of the platforms on which our games are played have experienced shortages. Platform shortages generally negatively affect the sales of video games since consumers do not have consoles on which to play the games.

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

Software prices for the current generation console games are generally higher than prices for games for the predecessor platforms. There is no assurance that consumers will continue to pay the higher prices of these games. Additionally, although we still publish games for the PS2, as consumers purchase games for current generation consoles rather than for the PS2 and demand for games on the PS2 declines, the prices of our games for the PS2 may also decline. Reductions in pricing may result in lower revenues, which could materially affect our profitability.

We compete aggressively with other video game publishers for retail shelf space. Our inability to get our games placed on retailers’ shelves could materially impact our revenues and profitability.

As video game publishers strive to release more blockbuster titles and as retailers merge or cut back on purchases of video games, competition for retail shelf space may become more intense. Additionally, in recent years, popular peripheral-based video games, such as Guitar Hero, have taken more shelf space because of the large packaging required for the peripherals. Our inability to get our products on retailers’ shelves could reduce our revenues and negatively affect our profitability.

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

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. We are investing in emerging video game platforms such as Massively Multiplayer Online Games (MMOs), which require large investments and present many new risks. Globally, MMOs have rapidly become a popular way to play video games. We have no control over the demand for, or success of, these products. If we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing online games, wireless games and other content will depend upon our ability to adapt to rapidly-changing technologies, develop applications to accommodate evolving industry standards, and improve the performance and reliability of our applications.

Competitive launches may negatively affect the sales of our games.

We compete for consumer dollars with several other video game publishers, and consumers must make choices among available games. If we make our games available for sale at the same time as many other new games become available, consumers may choose to spend their money on products published by our competitors rather than our products and retailers may choose to give more shelf space to our competitors’ products, leaving less space to sell our products. Since the life cycle of a game is short, strong sales of our competitors’ games could negatively affect the sales of our games.

Development of software by hardware manufacturers may lead to reduced sales of our products.

Microsoft, Nintendo and Sony each develop software for their own hardware platforms. As a result of their commanding positions in the industry, the hardware manufacturers may have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. Additionally, the manufacturers can bundle their software with their hardware, creating less demand for individual sales of our products. In the past twelve months, Nintendo’s market share on its Wii and DS platforms has been over 50% of all software sales for these platforms. Continued or increased dominance of software sales by the hardware manufacturers may lead to reduced sales of our products and thus lower revenues.

Increased development of software and online games by intellectual property owners may lead to reduced revenues.

As discussed above, a significant portion of our revenue is due to sales of games based upon licensed properties. In recent years, some of our key licensors, including Disney and Viacom, have increased their development of video games, which could lead to such licensors not renewing our licenses to publish games based upon their properties that we currently publish, or not granting future licenses to us to develop games based on their other properties. For example, in fiscal 2009, Disney decided to develop internally video games based upon its upcoming movie Toy Story 3 rather than granting the license to develop and publish the game to an external publisher such as us. If intellectual property owners continue expanding internal efforts to develop video games based upon properties that they own rather than renewing our licenses or granting us additional licenses, our revenue could be significantly affected.

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

Increased sales of used video game products could reduce demand for new copies of our games.

Large retailers have increased their focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games.

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

We may not be able to protect our intellectual property rights against piracy, infringement by third parties, or declining legal protection for intellectual property.

We defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of our rights is difficult. Unauthorized production occurs in the computer software industry generally, and if a significant amount of unauthorized production of our products were to occur, it could materially and adversely affect our results of operations. We hold copyrights on the products, manuals, advertising and other materials owned by us and we maintain certain trademark rights. We regard our titles, including the underlying software, as proprietary and rely on a combination of trademark, copyright and trade secret laws as well as employee and third-party nondisclosure and confidentiality agreements, among other methods, to protect our rights. We include with our products a “shrink-wrap” or “click-wrap” license agreement which imposes limitations on use of the software. It is uncertain to what extent these agreements and limitations are enforceable, especially in foreign countries. Policing unauthorized use of our products is difficult, and software piracy is a persistent problem, especially in some international markets. Further, the laws of some countries where our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. We cannot be certain that existing intellectual property laws will provide adequate protection for our products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K our assessment of the effectiveness of our internal controls over financial reporting. Furthermore, our independent registered public accounting firm is required to report on whether it believes we maintain, in all material respects, effective internal controls over financial reporting. Although we believe that we currently have adequate internal controls procedures in place, we cannot be certain that future material changes to our internal controls over financial reporting will be effective. If we cannot adequately maintain the effectiveness of our internal controls over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, or SEC. Any such action could adversely affect our financial results and the market price of our common stock.

Rating systems and future legislation may make it difficult to successfully market and sell our products.

Currently, the interactive software entertainment industry is self-regulated and products are rated by the Entertainment Software Rating Board (“ESRB”). Our retail customers take the ESRB rating into consideration when deciding which of our products they will purchase. If the ESRB or a manufacturer determines that a product should have a rating directed to an older or more mature consumer, we may be less successful in our marketing and sales of a particular product.

From time to time, legislation has been introduced at the local, state and federal levels for the establishment of government-mandated rating and governing systems for our industry in the United States and in foreign countries. Various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system or other regulation, our ability to successfully market and sell our products could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the three months ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Adoption of new accounting pronouncement

Effective April 1, 2009, we adopted SFAS No. 160,  “Noncontrolling  Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“FAS 160”) as described more fully in “Note 16 - Recently Issued Accounting Pronouncements,” to our accompanying condensed consolidated financial statements. The adoption of FAS 160 did not have a material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our condensed consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of FAS 160, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings.  The principal effect on the prior year balance sheet related to the adoption of FAS 160 is to present noncontrolling (minority) interests of $3,198,000 as a component of equity.

FAS 160 also requires that net income (loss) be adjusted to include the net income (loss) attributable to the noncontrolling interest, and a new separate line item for net (income) loss attributable to controlling interest be presented in the consolidated statements of operations. Thus, after adoption of FAS 160 our statement of operations for the year ended March 31, 2009 will now reflect:

•                  loss from continuing operations prior to allocation of noncontrolling interest of $433,456,000 (previously reported as loss from continuing operations before minority interest),

•                  loss attributable to noncontrolling interest of $302,000 (previously reported as minority interest),

•                  net loss attributable to THQ Inc. of $431,112,000 (previously reported as net loss).

FAS 160 did not have a material impact on our financial condition, results of operations or cash flows for the year ended March 31, 2009; however, it did impact the presentation of noncontrolling (minority) interests in our condensed consolidated financial statements.

Correction of Part II, Item 5. from our Annual Report on Form 10-K for the fiscal year ended March 31, 2009

The following table is included in this Quarterly Report on Form 10-Q in order to amend and restate the information that was originally presented in such table in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

THQ’s common stock is quoted on the NASDAQ Global Select Market under the symbol “THQI.”  The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported by the NASDAQ Global Select Market:

	Closing Sales Prices
	High	Low
Fiscal Year Ended March 31, 2009
Fourth Quarter ended March 31, 2009	$5.38	$2.24
Third Quarter ended December 31, 2008	12.04	3.34
Second Quarter ended September 30, 2008	20.71	12.05
First Quarter ended June 30, 2008	22.74	18.42
Fiscal Year Ended March 31, 2008
Fourth Quarter ended March 31, 2008	$28.19	$17.94
Third Quarter ended December 31, 2007	29.63	23.39
Second Quarter ended September 30, 2007	31.32	24.98
First Quarter ended June 30, 2007	36.39	30.52

Item 6.            Exhibits

Exhibit Number	Title
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

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2009).

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

Dated: July 29, 2009	THQ INC.

	By:	/s/ Brian J. Farrell

Brian J. Farrell,

Chairman of the Board, President and

Chief Executive Officer

THQ INC.

	By:	/s/ Paul J. Pucino

Paul J. Pucino,

Executive Vice President,

Chief Financial Officer