Form 10-Q
period 2009-09-30
THQ INC
filed 2009-11-05
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was approximately 67,513,560.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 165,000	$ 131,858
Short-term investments	43,920	8,804
Cash, cash equivalents and short-term investments	208,920	140,662
Short-term investments, pledged	27,786	—
Accounts receivable, net of allowances	7,321	60,444
Inventory	40,443	25,785
Licenses	25,816	45,025
Software development	142,930	137,820
Deferred income tax	7,234	6,112
Income taxes receivable	5,315	903
Prepaid expenses and other current assets	46,703	27,441
Total current assets	512,468	444,192
Property and equipment, net	30,071	33,511
Licenses, net of current portion	36,748	47,875
Software development, net of current portion	48,313	24,647
Deferred income taxes	1,982	1,982
Long-term investments	1,852	5,025
Long-term investments, pledged	—	30,618
Other long-term assets, net	14,317	10,479
TOTAL ASSETS	$ 645,751	$ 598,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$ 44,355	$ 40,088
Accrued and other current liabilities	126,577	190,140
Secured credit lines	18,419	24,360
Total current liabilities	189,351	254,588
Convertible senior notes	100,000	—
Other long-term liabilities	21,852	33,503
Commitments and contingencies (See Note 12)

THQ Inc. stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of September 30, 2009; 67,511,741 and 67,471,659 shares issued and outstanding as of September 30, 2009 and March 31, 2009, respectively	675	675
Additional paid-in capital	505,296	495,851
Accumulated other comprehensive income (loss)	12,196	(2,392)
Accumulated deficit	(186,255)	(187,094)
Total THQ Inc. stockholders’ equity	331,912	307,040
Noncontrolling interest	2,636	3,198
Total equity	334,548	310,238
TOTAL LIABILITIES AND EQUITY	$ 645,751	$ 598,329

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Net sales	$ 101,290	$ 164,816	$ 344,791	$ 302,394
Cost of sales:
Product costs	38,975	76,038	118,904	136,046
Software amortization and royalties	24,191	39,512	69,227	66,512
License amortization and royalties	14,619	20,007	45,915	32,931
Venture partner expense	(23,668)	899	(22,425)	2,354
Total cost of sales	54,117	136,456	211,621	237,843

Gross profit	47,173	28,360	133,170	64,551
Operating expenses:
Product development	19,304	23,231	41,462	56,780
Selling and marketing	19,028	43,124	57,471	72,175
General and administrative	14,055	16,971	30,633	36,574
Restructuring	870	—	2,522	—
Total operating expenses	53,257	83,326	132,088	165,529

Operating income (loss)	(6,084)	(54,966)	1,082	(100,978)
Interest and other income, net	290	(2,438)	349	56
Income (loss) from continuing operations before income taxes	(5,794)	(57,404)	1,431	(100,922)
Income taxes	154	57,892	1,154	43,640
Income (loss) from continuing operations	(5,948)	(115,296)	277	(144,562)
Gain on sale of discontinued operations, net of tax	—	—	—	2,042
Net income (loss) prior to allocation of noncontrolling interest	(5,948)	(115,296)	277	(142,520)
Loss attributable to noncontrolling interest	378	36	562	36
Net income (loss) attributable to THQ Inc.	$ (5,570)	$ (115,260)	$ 839	$ (142,484)

Earnings (loss) per share attributable to THQ Inc. — basic:
Continuing operations(1)	$ (0.08)	$ (1.73)	$ 0.01	$ (2.17)
Discontinued operations	—	—	—	0.03
Earnings (loss) per share — basic	$ (0.08)	$ (1.73)	$ 0.01	$ (2.14)

Earnings (loss) per share attributable to THQ Inc. — diluted:
Continuing operations(1)	$ (0.08)	$ (1.73)	$ 0.01	$ (2.17)
Discontinued operations	—	—	—	0.03
Earnings (loss) per share — diluted	$ (0.08)	$ (1.73)	$ 0.01	$ (2.14)

Shares used in per share calculation — basic	67,462	66,757	67,466	66,655
Shares used in per share calculation — diluted	67,462	66,757	67,745	66,655

(1)  Based on amounts attributable to THQ Inc. (i.e., subsequent to the allocation of noncontrolling interest).

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In thousands, except share data)

Six Months Ended September 30, 2009

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2009	67,471,659	$ 675	$ 495,851	$ (2,392)	$ (187,094)	$ 3,198	$ 310,238
Exercise of options	41,378	—	215	—	—	—	215
Conversion of stock unit awards	23,545	—	—	—	—	—	—
Cancellation of restricted stock	(24,841)	—	—	—	—	—	—
Stock-based compensation	—	—	5,083	—	—	—	5,083
Taxes related to stock options	—	—	4,147	—	—	—	4,147
Comprehensive income:
Net income (loss)	—	—	—	—	839	(562)	277
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	13,011	—	—	13,011
Unrealized gain on investments, net of $0 million tax expense	—	—	—	2,218	—	—	2,218
Reclassification of gain on investments included in net income, net of $0 million tax expense	—	—	—	(641)	—	—	(641)
Comprehensive income (loss)				14,588	839	(562)	14,865
Balance at September 30, 2009	67,511,741	$ 675	$ 505,296	$ 12,196	$ (186,255)	$ 2,636	$ 334,548

Six Months Ended September 30, 2008

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2008	66,352,994	$ 664	$ 468,693	$ 27,194	$ 244,018	—	$ 740,569
Exercise of options	437,754	4	5,995	—	—	—	5,999
Issuance of ESPP	198,178	2	2,540	—	—	—	2,542
Conversion of stock unit awards	8,100	—	—	—	—	—	—
Stock-based compensation	—	—	10,655	—	—	—	10,655
Taxes related to stock options	—	—	(381)	—	—	—	(381)
Noncontrolling interest investment	—	—	—	—	—	3,500	3,500
Comprehensive loss:
Net loss	—	—	—	—	(142,484)	(36)	(142,520)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(10,238)	—	—	(10,238)
Unrealized loss on investments, net of $1.0 million tax benefit	—	—	—	(6,029)	—	—	(6,029)
Reclassification of loss on investments included in net income, net of $1.7 million tax benefit	—	—	—	2,851	—	—	2,851
Comprehensive loss				(13,416)	(142,484)	(36)	(155,936)
Balance at September 30, 2008	66,997,026	$ 670	$ 487,502	$ 13,778	$ 101,534	$ 3,464	$ 606,948

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) prior to allocation of noncontrolling interest	$277	$(142,520)
Adjustments to reconcile net income (loss) prior to allocation of noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	7,099	9,981
Amortization of licenses and software development(1)	93,421	71,630
Gain on sale of discontinued operations	—	(2,042)
Loss on disposal of property and equipment	489	1,120
Restructuring charges	2,522	—
Amortization of debt issuance costs	136	—
Amortization of interest	105	714
Gain on investments	(734)	—
Other-than-temporary impairment on investments	—	4,561
Stock-based compensation(2)	5,388	8,922
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	56,931	45,207
Inventory	(14,056)	(26,927)
Licenses	(3,270)	(56,656)
Software development	(88,939)	(137,591)
Prepaid expenses and other current assets	(16,959)	5,532
Accounts payable	2,336	20,512
Accrued and other liabilities	(74,223)	(1,107)
Income taxes	(6,122)	38,871
Net cash used in operating activities	(35,599)	(159,793)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	8,776	54,036
Proceeds from sales and maturities of trading investments	2,925	—
Purchases of available-for-sale investments	(39,989)	(47,365)
Other long-term assets	(124)	(50)
Acquisitions, net of cash acquired	(840)	(1,406)
Net proceeds from sale of discontinued operations	—	2,042
Purchases of property and equipment	(3,268)	(6,072)
Net cash provided by (used in) investing activities	(32,520)	1,185

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	215	8,541
Payment of debt issuance costs	(3,646)	—
Proceeds from issuance of convertible senior notes	100,000	—
Borrowings on secured lines of credit	2,500	—
Payment of secured lines of credit	(8,441)	—
Net cash provided by financing activities	90,628	8,541
Effect of exchange rate changes on cash	10,633	(6,211)
Net increase (decrease) in cash and cash equivalents	33,142	(156,278)
Cash and cash equivalents — beginning of period	131,858	247,820
Cash and cash equivalents — end of period	$165,000	$91,542

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation, and income taxes.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, which were revised in the current period to reflect changes in the presentation of minority interests (now referred to as “noncontrolling interests”), but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ and ICE own equal interests in THQ*ICE.  We have determined that we are the primary beneficiary of THQ*ICE, as we believe we would receive the majority of expected returns or absorb the majority of expected losses.  Accordingly, we have consolidated the results of THQ*ICE in the condensed consolidated financial statements.

Subsequent Events

We have evaluated subsequent events through the date the financial statements were issued, November 4, 2009.

Fiscal Quarter.

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end. The results of operations for the three months and six months ended September 30, 2009 and 2008 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2009	13 weeks	September 26, 2009
Three months ended September 30, 2008	13 weeks	September 27, 2008
Six months ended September 30, 2009	26 weeks	September 26, 2009
Six months ended September 30, 2008	26 weeks	September 27, 2008

2.   Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of September 30, 2009 (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities	$ 4,000	$ —	$ —	$ 4,000
Federal agency securities	14,002	27	(4)	14,025
Corporate securities	25,929	21	(55)	25,895
Total short-term investments	43,931	48	(59)	43,920
Long-term investments:
Municipal securities(1)	2,000	—	(148)	1,852
Total long-term investments	2,000	—	(148)	1,852
Total available-for-sale investments	$45,931	$48	$(207)	$45,772
Put option				2,369
Trading securities(2)				25,417
Total short-term investments, pledged				27,786
Total investment securities				$73,558

(1) Municipal securities classified as long-term, consist of municipal ARS substantially all of which are backed by monoline bond insurance companies.

(2) Trading securities classified as short-term, pledged, consist of student loan ARS substantially all of which are guaranteed by the U.S. government under the Federal Family Educational Loan Program and backed by monoline bond insurance companies.

Available-for-sale investments

Our entire portfolio of available-for-sale investments, shown in the table above, had a fair value of $45.8 million at September 30, 2009, net unrealized gains in the six months ended September 30, 2009 of $0.2 million, and inception-to-date net unrealized losses of $0.2 million as of September 30, 2009.  These losses are deemed to be temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments, and are recorded in other comprehensive income.  During the six months ended September 30, 2009, no securities had an other-than-temporary impairment.

Included in our portfolio of available-for-sale investments are two long-term municipal securities, both auction rate securities (“ARS”), which had a fair value of $1.9 million and inception-to-date unrealized losses of $0.1 million, and have been in a continuous unrealized loss position for more than 12 months. These losses are temporary as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.

In addition, in the six months ended September 30, 2009, we had a pre-tax unrealized holding gain of $1.8 million on our investment in Yuke’s Co., Ltd. (“Yuke’s”) that is classified as available-for-sale and is included in other long-term assets, net (see “Note 6 — Other Long-Term Assets”).

During the six months ended September 30, 2009 there were $0.6 million of realized gains and no realized losses from sales of available-for-sale securities. Realized gains and losses on sales of available-for-sale securities are recognized in net income on the specific identification basis.

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity, as of September 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$7,328	$7,326
Due after one year through five years	36,603	36,594
Total short-term investments	43,931	43,920
Long-term investments:
Due after one year through five years	500	490
Due after ten years	1,500	1,362
Total long-term investments	2,000	1,852
Total available-for-sale investment securities	$45,931	$45,772

Auction Rate Securities

As of September 30, 2009, we had $2.5 million of ARS classified as short-term available-for-sale investments, $1.9 million of ARS classified as long-term available-for-sale investments, and $25.4 million of ARS classified as short-term trading investments, pledged.  In addition, as further discussed below, we held a $2.4 million put option related to the short-term trading ARS that is also classified as short-term investments, pledged.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS (the “UBS Agreement”).   The UBS Agreement provides us with Auction Rate Securities Rights (“Rights”) to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012.  These Rights are a freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option.  Under the UBS Agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice, and must pay us par value for the ARS within one day of the settlement.  The put option had a fair value of $2.4 million and is recorded in short-term investments, pledged in our September 30, 2009 condensed consolidated balance sheet along with the underlying ARS which have a fair value of $25.4 million. In the six months ended September 30, 2009 the put option had a loss of $2.2 million which is recorded in interest and other income, net in the condensed consolidated statement of operations.

Additionally, pursuant to the UBS Agreement, we have the ability to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continue to be illiquid or until June 30, 2010 (see “Note 9 — Secured Credit Lines”) and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  The credit line is secured by certain of our ARS held with UBS, which have a par value of $27.9 million and a fair value of $25.4 million at September 30, 2009.  At September 30, 2009, we had $18.4 million in borrowings outstanding under the UBS Agreement. The ARS held with UBS that were previously reported as available-for-sale were transferred to trading securities and are classified as short-term investments, pledged, in the condensed consolidated balance sheet.

In the three and six months ended September 30, 2009, we had gains in the amount of $0.8 million and $2.3 million, respectively, recorded in interest and other income, net in the condensed consolidated statement of operations related to trading securities still held by us at September 30, 2009.  In aggregate, the gains from trading securities net almost entirely against the loss recognized on the put option.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  We used the following methods and assumptions to estimate the fair value of the investment securities included in the table above:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  We do not adjust the quoted prices for these investments.

•                  Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — Discounted cash flow analysis using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, as discussed further below.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$ 52,547	$ —	$ —	$ 52,547
Short-term investments:
Municipal securities	2,500	1,500	—	4,000
Federal agency securities	—	14,025	—	14,025
Corporate securities	—	25,895	—	25,895
Short-term investments, pledged:
Student loan ARS	—	—	25,417	25,417
Put option	—	—	2,369	2,369
Long-term investments:
Municipal securities	—	—	1,852	1,852
Investment in Yuke’s	5,680	—		5,680
Total	$ 60,727	$ 41,420	$ 29,638	$ 131,785

Level 3 assets primarily consist of ARS, the majority of which are AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by monoline bond insurance companies.  Substantially all of the remaining securities are backed by monoline bond insurance companies. We historically invested in these securities for short periods of time as part of our cash management program.  However, the lack of liquidity in these credit markets has prevented us and other investors from selling these securities.  As such, $1.9 million of these investments are classified as long-term at September 30, 2009 to reflect the lack of liquidity.  We believe we have the ability to, and intend to, hold the ARS classified as available-for-sale until the auction process recovers.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

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

We have elected fair value accounting for the put option recorded in connection with the UBS Settlement Agreement, as discussed above.  This election was made in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We have estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gives us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.

The following table provides a summary of changes in fair value of our Level 3 financial assets in the six months ending September 30, 2009:

Level 3 Fair Value Measurements
Balance at March 31, 2009	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	93
Included in accumulated other comprehensive income	213
Purchases, sales, issuances and settlements, net	(3,900)
Transfers in/out of Level 3	(2,411)
Balance at September 30, 2009	$29,638

Transfers out of Level 3 represent ARS for which we received a call notice prior to September 30, 2009.  Accordingly, at September 30, 2009, these ARS are valued using Level 1 inputs and have been classified as short-term investments in the condensed consolidated financial statements.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit lines approximate fair value based on their short-term nature.

The book value and fair value of our convertible senior notes at September 30, 2009 was $100.0 million and $108.3 million, respectively; the fair value was based on Level 2 inputs.

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income, net in the condensed consolidated statements of operations.

At September 30, 2009 and March 31, 2009, we had foreign exchange forward contracts in the notional amount of $25.2 million and $67.2 million, respectively, with a fair value that approximates zero at both September 30, 2009 and March 31, 2009.  We estimate the fair value of these contracts using inputs obtained in quoted public markets.  The net (loss) gain recognized from foreign currency contracts during the three and six month periods ended September 30, 2009 was $(1.4) million and $1.7 million, respectively, and the net loss recognized from foreign currency contracts during the three and six month periods ended September 30, 2008 was $1.3 million and $0.9 million, respectively, both of which are included in interest and other income, net in our condensed consolidated statements of operations.

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

We evaluate the future recoverability of our capitalized licenses on a quarterly basis.  The recoverability of capitalized license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.  As many of our licenses encompass multiple products and extend over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.  Prior to the related product’s release, we expense, as part of cost of sales — license amortization and royalties, capitalized license costs when we estimate future cash flows will not be sufficient to recover previously capitalized costs.

Licenses are expensed to cost of sales — license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales related to such license or (ii) an effective rate based upon total projected revenue related to such license.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales — license amortization and royalties expense may be larger than anticipated in any given quarter.  During the three months ended September 30, 2009 we did not record any impairments to our licenses. During the six months ended September 30, 2009 we recorded an impairment of $5.4 million related to one of our kids’ licenses.  As of September 30, 2009, the net carrying value of our licenses was $62.6 million.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  As of September 30, 2009, the net carrying value of our software development was $191.2 million.

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

5.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets.  Other intangible assets are as follows (in thousands):

		September 30, 2009			March 31, 2009

	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-5 years	$4,009	$(1,659)	$2,350	$3,955	$(930)	$3,025

Trade names	3-10 years	1,102	(508)	594	1,282	(624)	658

Non-compete / Employment contracts	1.5-6.5 years	633	(624)	9	633	(615)	18
Total other intangible assets		$5,744	$(2,791)	$2,953	$5,870	$(2,169)	$3,701

Amortization of other intangible assets was $0.2 million and $0.8 million for the three and six month periods ended September 30, 2009, respectively, and $0.5 million and $0.7 million for the three and six month periods ended September 30, 2008, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years, and are assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2010	$373
2011	728
2012	703
2013	703
2014	352
Thereafter	94
$2,953

6.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer. We own less than a 20% interest in Yuke’s, which is publicly traded on the Nippon New Market in Japan. This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of other comprehensive income until realized. For the six months ended September 30, 2009 the pre-tax unrealized holding gain related to our investment in Yuke’s was $1.8 million. For the six months ended September 30, 2008 the pre-tax unrealized holding loss related to our investment in Yuke’s was $2.7 million.  As of September 30, 2009, the inception-to-date unrealized holding gain on our investment in Yuke’s was $2.5 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of September 30, 2009 and March 31, 2009 are as follows (in thousands):

	September 30, 2009	March 31, 2009
Investment in Yuke’s	$5,680	$3,847
Other intangible assets (see Note 5)	2,953	3,701
Deferred financing costs	3,100	—
Other	2,584	2,931
Total other long-term assets	$14,317	$10,479

7.   Balance Sheet Details

Inventory.  Inventory at September 30, 2009 and March 31, 2009 consists of the following (in thousands):

	September 30,	March 31,
	2009	2009
Components	$9,652	$2,225
Finished goods	30,791	23,560
Inventory	$40,443	$25,785

Property and Equipment, net.  Property and equipment, net at September 30, 2009 and March 31, 2009 consists of the following (in thousands):

	Useful	September 30,	March 31,
	Lives	2009	2009
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	53,758	50,382
Furniture, fixtures and equipment	5 yrs	7,279	7,705
Leasehold improvements	3-6 yrs	11,472	12,686
Automobiles	2-5 yrs	73	58
		73,713	71,962
Less: accumulated depreciation		(43,642)	(38,451)
Property and equipment, net		$30,071	$33,511

Depreciation expense associated with property and equipment amounted to $3.4 million and $6.7 million for the three and six month periods ended September 30, 2009, respectively, and $4.5 million and $9.2 million for the three and six month periods ended September 30, 2008, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at September 30, 2009 and March 31, 2009 consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Accrued liabilities	$25,256	$31,108
Accrued compensation	31,870	27,058
Accrued venture partner expense	548	56,692
Deferred revenue, net – packaged software product	1,353	11,606
Accrued third-party software developer milestones	32,319	21,526
Accrued royalties	35,231	42,150
Accrued and other current liabilities	$126,577	$190,140

Deferred revenues, net – packaged software product, consists of net sales from packaged software products bundled with online services that are considered to be more-than-inconsequential to the software product and for which we have significant post-sale obligations to provide the online services.  Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.  At September 30, 2009 and March 31,

2009, the deferred costs related to this deferred revenue were $1.0 million and $6.3 million, respectively, and are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

On August 17, 2009, we entered into a settlement agreement with JAKKS Pacific, Inc. (“JAKKS”) that established the preferred payment rate owed to JAKKS for WWE videogames sold under a license granted by World Wrestling Entertainment, Inc. for the period beginning July 1, 2006 and ending December 31, 2009, at a rate 40% lower than the previous contract rate.  We had been accruing this expense at the contract payment rate that expired June 30, 2006, which, prior to the settlement, was the best basis available upon which to estimate this expense.  As a result of establishing the preferred payment rate for the period under dispute, we revised our previous estimate which resulted in a one-time reduction in accrued venture partner expense of $24.2 million, with a corresponding reduction in venture partner expense during the three months ended September 30, 2009.  As part of the settlement, during the three months ended September 30, 2009, we paid JAKKS $32.8 million, related to the period beginning July 1, 2006 and ending March 31, 2009, which we had previously not paid, pending the settlement of the preferred return rate matter, as well as the current payment of $0.7 million related to the period April 1, 2009 to June 30, 2009.  For further information related to this settlement, refer to the litigation section in “Note 12 – Commitments and Contingencies.”

Other Long-Term Liabilities.  Other long-term liabilities at September 30, 2009 and March 31, 2009 consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Accrued royalties	$12,898	$19,986
Unrecognized tax benefits and related interest	3	5,158
Deferred rent	3,875	4,434
Accrued liabilities	5,076	3,925
Other long-term liabilities	$21,852	$33,503

8.   Restructuring

During fiscal year 2009 we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We have significantly realigned our business to focus on fewer, higher quality games, and have established an operating structure that supports our more focused product strategy.  The realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including a reduction in worldwide personnel of approximately 600 people.

As a result of these initiatives, we recorded $0.9 million and $2.5 million in restructuring charges for the three and six months ended September 30, 2009, respectively.  Restructuring charges include the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  Additional facility-related charges may be recorded in future periods in the event actual and estimated sublease income changes.

The following tables summarize the significant components and activity under the restructuring plan for the three and six months ended September 30, 2009 (in thousands) and the related restructuring reserve balances.

Three months ended September 30, 2009	Lease and Contract Terminations	Net Asset Impairments	Total

Balance as of June 30, 2009	$5,534	$—	$5,534
Charges to operations	791	79	870
Non-cash write-offs	—	(79)	(79)
Cash payments	(892)	—	(892)
Foreign currency and other adjustments	(268)	—	(268)
Balance as of September 30, 2009	$5,165	$—	$5,165

Six months ended September 30, 2009	Lease and Contract Terminations	Net Asset Impairments	Total

Balance as of March 31, 2009	$5,056	$—	$5,056
Charges to operations	1,553	969	2,522
Non-cash write-offs	—	(969)	(969)
Cash payments	(1,490)	—	(1,490)
Foreign currency and other adjustments	46	—	46
Balance as of September 30, 2009	$5,165	$—	$5,165

There was no restructuring activity in the three and six months ended September 30, 2008.

The restructuring reserve at September 30, 2009 relates to future lease payments and is classified in the condensed consolidated balance sheet as $2.4 million in accrued and other current liabilities and $2.7 million in other long-term liabilities.

9.   Secured Credit Lines

In October 2008, we obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see “Note 2 – Investment Securities”), which allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS.  Borrowings under the line of credit are due on demand and are secured by certain of our ARS held with UBS, which have a par value of $27.9 million and a fair value of $25.4 million at September 30, 2009.  As long as any borrowings are outstanding under the line of credit, all interest, dividends, distributions, premiums, and other income and payments received into our ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit.  Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments.  If these payments are insufficient to pay all accrued interest on the borrowings by the monthly due date, then UBS will either require us to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance.  UBS’ intent is to cause the interest rate payable by us to be equal to the weighted average interest or dividend rate payable to us on the ARS pledged as collateral.  Upon cancellation of the line of credit, we will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.  There was $18.4 million in borrowings outstanding, at an interest rate of 0.76%, on this line of credit at September 30, 2009.

In December 2008, we obtained a margin account at Wells Fargo & Company.  The terms of the margin account enable us to borrow against certain securities held by Wells Fargo and the margin account is collateralized by those securities.  The interest rate on borrowing is currently set at LIBOR plus a margin.  We had no amounts outstanding on this margin account at September 30, 2009.

10.   Convertible Senior Notes

On August 4, 2009, we issued $100.0 million 5.00% convertible senior notes (“Notes”).  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semi-annually beginning February 15, 2010 and are convertible at any time at the holders’ option.  The Notes are our unsecured and unsubordinated obligations.

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at September 30, 2009, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; the maximum number of shares to be issued under which cannot exceed 14.7 million.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as other long-term assets, net in the condensed consolidated balance sheet at September 30, 2009; these costs are being amortized on a straight-line basis over the term of the Notes.  Amortization expense associated with these costs was $0.1 million in the three and six months ended September 30, 2009 and is classified as interest and other income, net in the condensed consolidated statement of operations.  Additionally, interest expense of $0.6 million related to the Notes is classified as interest and other income, net in the condensed consolidated statement of operations for the three and six months ended September 30, 2009.

11. Credit Facility

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  As of September 30, 2009, we have paid fees totaling $450,000 related to the initiation of the Credit Facility, of which $350,000 was a closing fee paid to B of A.  We will be required to pay other customary fees, including an unused line fee based on usage under the Credit Facility.  At September 30, 2009, we had no borrowings under the Credit Facility and $35.0 million of available borrowing capacity.  In the three and six months ending September 30, 2009, we incurred unused line fees amounting to $34,000 which is classified as general and administrative expenses in the condensed consolidated statements of operations.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an “Obligor”) and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor’s ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due there under, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods). At September 30, 2009 we were in compliance with all covenants related to the Credit Facility.

12.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2010	$35,372	$4,452	$7,802	$18,419	$239	$66,284
2011	52,539	4,675	14,930	—	653	72,797
2012	13,853	1,290	13,387	—	582	29,112
2013	6,600	1,090	10,206	—	—	17,896
2014	2,000	818	9,187	—	—	12,005
Thereafter	—	—	11,049	100,000	—	111,049
	$110,364	$12,325	$66,561	$118,419	$1,474	$309,143

(1)

Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2009 are $110.4 million.  License/software development commitments in the table above include $33.0 million of commitments to licensors that are included in our condensed consolidated balance sheet as of September 30, 2009 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)

Leases.  We are committed under operating leases with lease termination dates through 2016.  Most of our leases contain rent escalations.  Of these obligations, $2.4 million and $2.7 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our business realignment. We expect to receive $0.3 million, $0.6 million, $0.1 million in sublease rental income in the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, under non-cancelable sublease agreements.

(4)

Secured Credit Lines.  In fiscal 2009 we obtained a line of credit with UBS and a margin account at Wells Fargo. There was $18.4 million in borrowings outstanding on the UBS line of credit and no amounts outstanding on the Wells Fargo margin account at September 30, 2009. See “Note 9 – Secured Credit Lines” in the notes to the condensed consolidated financial statements.

Convertible Senior Notes.  On August 4, 2009 we issued $100.0 million principal amount of 5.00% convertible senior notes due August 15, 2014 (“Notes”).  The Notes will pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and will be convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions we would expect to pay $2.7 million of interest in fiscal 2010, $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate $25.2 million in interest payments over the term of the Notes.  See “Note 10 – Convertible Senior Notes” in the notes to the condensed consolidated financial statements.

(5)

Other.  None of the other commitments included in the table above is included as current or long-term liabilities in our September 30, 2009 condensed consolidated balance sheet.  Approximately $0.2 million of these commitments relate to various international distribution agreements entered into during fiscal 2010.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2009 we had $4.5 million of unrecognized tax benefits. See “Note 15 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Litigation

WWE Related Lawsuits.

On October 19, 2004, World Wrestling Entertainment, Inc. (“WWE”) filed a lawsuit in the United States District Court for the Southern District of New York (the “Court”) against JAKKS Pacific, Inc. (“JAKKS”), us, THQ/JAKKS Pacific LLC (the “LLC”), and others, alleging, among other claims, improper conduct by JAKKS, certain executives of JAKKS, an employee of WWE and an agent of WWE in granting the WWE videogame license to the LLC.  The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the WWE videogame license is void.  On March 30, 2005, WWE filed an amended complaint, adding both new claims and our president and chief executive officer, Brian Farrell, as a defendant.  On March 31, 2006, the Court granted the defendants’ motions to dismiss claims under the Robinson-Patman Act and the Sherman Act.  On December 21, 2007, the Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Court’s March 2006 order dismissing WWE’s antitrust claims.  The Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE appealed the Court’s rulings, and on May 19, 2009 the Second Circuit Court of Appeal denied the WWE’s appeal.

On October 12, 2006, WWE filed a lawsuit against us and the LLC in the Superior Court of the State of Connecticut, alleging that our agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the WWE videogame license prohibiting sublicenses without WWE’s written consent.  The lawsuit seeks, among other things, a declaration that WWE is entitled to terminate the video game license and seek monetary damages.  The Court granted WWE’s request to amend its pleadings to add allegations and claims substantially similar to those that were pending in WWE’s lawsuit in the Southern District of New York and to “cite in” the other defendants from that action, including our CEO, Brian Farrell.  Following the dismissal of WWE’s lawsuit in the Southern District of New York, the Court granted WWE’s request to refile its state law claims in this action.  As a result, the claims by WWE in Connecticut represented a combination of the earlier claims relating to the Yuke’s agreements and the Connecticut equivalents of the state law claims that had previously been pending in the Southern District of New York.  On August 29, 2008, the Court granted motions for summary judgment filed by us and other defendants, dismissing the claims that were Connecticut equivalents of the claims previously pending in the Southern District of New York.  The Court subsequently denied WWE’s request for a rehearing.  WWE filed a notice of appeal on December 31, 2008; the appeal has been fully briefed but no oral argument has yet been scheduled.  We filed an answer to the remaining claims in this action. WWE has filed a motion for summary judgment on the claims relating to Yuke’s, and we and the LLC have filed a cross-motion for summary judgment on the same issues.  The Court has stayed consideration of the summary judgment motions until after completion of discovery.  On July 1, 2008, we filed a cross-complaint against JAKKS, alleging that, if WWE’s allegations are found to be true, then JAKKS breached its contractual, fiduciary and other duties to us.  Under the existing case management order, the case is scheduled for trial in May, 2010.  We believe WWE’s complaint, as originally filed and as amended, is without merit and that there is no basis for terminating the videogame license agreement.

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

WWE License Renewal Matters.

The LLC’s videogame license with WWE expires on December 31, 2009 and is subject to renewal for an additional five (5) year term in certain circumstances.  To effect the renewal, the LLC must send a notice of renewal to WWE by December 31, 2009.  We have not yet decided whether the LLC should send the notice to extend the term of the videogame license.  However, on June 27, 2009, JAKKS advised us that it intended unilaterally to send a notice of renewal of the videogame license on behalf of the LLC.  On June 29, 2009, we filed a complaint for declaratory relief in California Superior Court, seeking a judicial declaration that (i) JAKKS cannot unilaterally decide to renew the WWE videogame license, and that we are not obligated to consent to such renewal; and (ii) a non-competition provision in the LLC operating agreement which precludes us from publishing any videogames “based on wrestling” other than through the LLC is unenforceable.  On June 30, 2009, we also filed a demand for arbitration pursuant to the terms of the LLC agreement on our claim that the non-competition provision in the LLC operating agreement is unenforceable.  On the same day, JAKKS unilaterally sent notice of renewal of the videogame license to WWE.  JAKKS also filed a demand for arbitration in New York with respect to the same issues that are the subject of our declaratory relief action in California, as well as an additional claim for alleged breach of fiduciary duty.  On July 2, 2009, JAKKS also filed a petition in Supreme Court for the State of New York to compel us to participate in the arbitration it filed in New York and enjoin us from proceeding with arbitration in California.  On August 3, 2009, JAKKS filed a demurrer to THQ’s declaratory relief action in California, which is currently scheduled for hearing on November 16, 2009.  On August 25, 2009, WWE requested permission from the California Superior Court to file a complaint in intervention in our declaratory relief action in California.  The Court denied that request.  On September 10, 2009, WWE filed its own declaratory relief action in California Superior Court, seeking an order that the non-competition provision in the LLC operating agreement is unenforceable and an order enjoining the enforcement of that provision.  We intend vigorously to pursue our rights, defenses and remedies in all of these proceedings.

JAKKS Pacific Matters.

On June 30, 2009, after unilaterally and over our objections sending WWE a notice of renewal of the WWE videogame license, JAKKS requested we commence negotiations with respect to the preferred return payable to JAKKS for the period commencing January 1, 2010 through December 31, 2014.  Without condoning or assenting to JAKKS’ actions or waiving any of our rights, claims or defenses with respect to the renewal matter, we agreed to begin discussions regarding business terms for the period commencing January 1, 2010 assuming the WWE videogame license were validly extended.  Neither THQ nor JAKKS has made any proposal, however, and we are not at this time able to estimate the amount of the preferred payment for any further subsequent distribution period.

Terminated Proceedings

JAKKS Preferred Return Arbitration.

In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license.  Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license.   The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration. The parties were unable to reach agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, an arbitration hearing was held before an arbitrator on March 20, 2009. On July 24, 2009, the arbitrator rendered a decision accepting our position.  On August 17, 2009, we entered into a settlement agreement with JAKKS, which reflected the decision of the arbitrator.  In connection with the settlement agreement, we paid JAKKS $32.8 million in preferred return payments for the period from July 1, 2009 through March 31, 2009.  This payment reflected a 40% rate decrease from the prior preferred return rate.  The new preferred return rate will govern payments to JAKKS through December 31, 2009.

Other

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

13.   Stock-based Compensation

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of September 30, 2009, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of September 30, 2009, we had 5,223,674 shares under the LTIP available for grant.

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

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan, as amended and restated (“ESPP”).   Under the ESPP, up to 1,500,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an “Offering Period”).  The first business day of each Offering Period is referred to as the “Offering Date.”  The last business day of each Offering Period is referred to as the “Purchase Date.”  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs, RSUs and ESPP options.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU, DSU and RSU awards.

For the three and six month periods ended September 30, 2009 and 2008, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of sales – software amortization and royalties	$830	$1,152	$1,367	$1,728
Product development	578	724	1,165	1,872
Selling and marketing	304	866	401	1,681
General and administrative	742	1,792	2,455	3,575
Stock-based compensation expense before income taxes	$2,454	$4,534	$5,388	$8,856

As discussed in “Note 4 – Software Development,” we capitalize relevant amounts of stock-based compensation expense.  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2009	$2,373
Stock-based compensation expense capitalized during the period	1,017
Amortization of capitalized stock-based compensation expense	(1,367)
Balance at September 30, 2009	$2,023

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the six months ended September 30, 2009 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the six months ended September 30, 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of options is based on the US Treasury yield in effect at the time of grant.  The weighted-average grant-date fair value of options granted during the three and six month periods ended September 30, 2009 was $3.33 and $2.84, respectively, and $4.28 and $5.06 during the three and six month periods ended September 30, 2008, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
Stock Option Grants	2009	2008	2009	2008
Dividend yield	—%	—%	—%	—%
Anticipated volatility	67%	38%	65%	38%
Weighted-average risk-free interest rate	1.6%	2.6%	1.5%	2.5%
Expected lives	3.0 years	3.0 years	3.0 years	3.0 years

The fair value of our ESPP options for the six month offering periods that began on September 1, 2009, and September 2, 2008, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $1.89 and $3.98, respectively.

Employee Stock Purchase Plan	September 1, 2009	September 2, 2008
Dividend yield	—%	—%
Anticipated volatility	85%	37%
Weighted-average risk-free interest rate	0.2%	1.9%
Expected lives	0.5 years	0.5 years

A summary of our stock option activity for the six months ended September 30, 2009, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2009	8,825	$17.84
Granted	3,497	$6.44
Exercised	(41)	$5.20
Forfeited/expired/cancelled	(2,172)	$15.33
Outstanding at September 30, 2009	10,109	$14.49	3.3	$6,168
Vested and expected to vest	9,128	$14.97	3.3	$5,406
Exercisable at September 30, 2009	3,856	$22.75	1.7	$10

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at September 30, 2009.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at September 30, 2009.  The aggregate intrinsic value of stock options exercised was $0.1 million during the three and six month periods ended September 30, 2009, respectively, and $0.5 million and $2.6 million during the three and six month periods ended September 30, 2008, respectively.

A summary of the status of our nonvested shares as of September 30, 2009 and changes during the six months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2009	719	$20.09
Granted	24	$6.85
Vested	(47)	$18.59
Forfeited/cancelled	(138)	$21.25
Nonvested shares at September 30, 2009	558	$19.25

The unrecognized compensation cost that we expect to recognize related to our nonvested stock-based awards at September 30, 2009, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at September 30, 2009	Weighted- Average Period (in years)
Stock options	$14,744	1.5
Nonvested shares	4,841	2.1
ESPP	237	0.4
	$19,822

Cash received from exercises of stock options for the six months ended September 30, 2009 and 2008 was $0.2 million and $8.5 million, respectively.  The actual tax benefit realized for the tax deductions related to stock-based awards totaled $4.1 million and zero for the six months ended September 30, 2009 and 2008.  The tax benefit recognized in the six months ended September 30, 2009 primarily related to the recognition of previously unrecognized tax benefits which resulted in an increase in our additional paid-in capital.  For further information see “Note 15 – Income Taxes.”

The fair value of all our stock-based awards that vested during the three and six month periods ended September 30, 2009 was $3.9 million and $8.3 million, respectively.  The fair value of all our stock-based awards that vested during the three and six month periods ended September 30, 2008 was $5.9 million and $12.2 million, respectively.

Non-Employee Stock Warrants. In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual properties. The warrants generally vest upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during the six months ended September 30, 2009 and 2008.

At September 30, 2009 and 2008, we had 390,000 stock warrants outstanding with a weighted-average exercise price per share of $12.32.

We measure the fair value of these warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in “Note 3 – Licenses,” the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the three months ended September 30, 2009 and 2008, $43,000 and $128,000 respectively, was amortized and included in cost of sales – license amortization and royalties expense.  For the six months ended September 30, 2009 and 2008, $85,000 and $255,000 respectively, was amortized and included in cost of sales – license amortization and royalties expense.

14.   Capital Stock Transactions

As of September 30, 2009 we had $28.6 million authorized and available for repurchases of our common stock.  During the six months ended September 30, 2009 and during the fiscal year ended March 31, 2009, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

15.  Income Taxes

We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required.  We assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  We have had three years of cumulative U.S. tax losses and no longer can rely on common tax planning strategies to use U.S. tax losses.  Therefore, during the second quarter of fiscal 2009, we recorded a valuation allowance against our deferred tax assets. The ultimate realization of our net deferred asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The deferred tax assets for which valuation allowances were not established relate to foreign jurisdictions where we expect to realize these assets through guaranteed profit percentages recorded at our foreign distributors.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

Our income tax expense for the three and six month periods ended September 30, 2009 was $0.2 million and $1.2 million, respectively, as compared to $57.9 million and $43.6 million in the same periods last fiscal year.  These amounts represent effective tax rates for the three and six month periods ended September 30, 2009 of 3%

(provision on a loss) and 81% (provision on income), respectively, as compared to effective tax rates of 101% and 43% (provision on a loss)  in the same periods last fiscal year.  The rate for the three and six months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to fluctuations in the use of domestic net operating losses which are fully valued and recognition of $1.7 million in tax benefits due to the resolution of federal tax audit in the second quarter of fiscal 2010.  The rate for the three and six months ended September 30, 2008 differs from the U.S federal statutory rate of 35% primarily due recording of a valuation allowance of $71.6 million against our deferred tax assets in the second quarter of fiscal 2009.

Our unrecognized tax benefits decreased by $6.6 million in the three months ended September 30, 2009, from $11.1 million at June 30, 2009 to $4.5 million at September 30, 2009, of which $3.2 million would impact our effective tax rate if recognized.  The decrease of $6.6 million in our unrecognized tax benefits in the three months ended September 30, 2009 relates primarily to favorable resolutions of U.S. federal income tax examinations for the years March 31, 2004 through March 31, 2005 and was reflected in the financial statements as follows:

•      $1.7 million was recognized in our tax provision

•      $4.3 million was recognized in additional paid in capital, and

•      $0.6 million was recognized as a permanent reduction of deferred tax assets.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Germany, France, Italy, Switzerland, Australia, United Kingdom, Denmark, Spain, Singapore, Japan, China and Korea.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  With a few immaterial exceptions, we are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under various state audits for years 2004 -2007. Management believes that its accrual for tax liabilities is adequate for all open audit years. Due to the inherent uncertainty of the resolution of our state tax audits, we are not able to determine the timing and recognition of our unrecognized tax benefits.  Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of September 30, 2009, we had no amounts accrued for interest and for the potential payment of penalties.

16.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our ESPP, and the conversion of Convertible Senior Notes (see “Note 10 – Convertible Senior Notes”).  Under the provisions of the if-converted method, the Convertible Senior Notes (“Notes”) are assumed to have been converted at the beginning of the respective period and are included in the denominator of the diluted calculation and the after-tax interest expense and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation.  However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation individually is dilutive to basic earnings per share.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to THQ Inc. used to compute basic earnings (loss) per share	$(5,570)	$(115,260)	$839	$(142,484)

Weighted-average number of shares outstanding — basic	67,462	66,757	67,466	66,655

Dilutive effect of potential common shares	—	—	279	—
Number of shares used to compute earnings (loss) per share — diluted	67,462	66,757	67,745	66,655

For the three and six month periods ended September 30, 2009, the result of the if-converted calculation applied to our Notes issued on August 4, 2009, was antidilutive to basic loss per share and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted loss per share calculation.  Additionally, after-tax interest expense and amortization of debt issuance costs in connection with the Notes totaling $0.7 million (net of tax of zero; see “Note 15 – Income Taxes” for further information) in the three and six month periods ended September 30, 2009, was not added back to the numerator of the diluted calculation.

Excluding the potential conversion of our Notes, as a result of our net loss for the three month period ended September 30, 2009 and for the three and six months ended September 30, 2008, we have excluded 9.1 million, 8.4 million, and 7.5 million potential shares, respectively, from the computation of diluted loss per share as their inclusion would have been antidilutive.

Excluding the potential conversion of our Notes and had we reported net income for the three month period ended September 30, 2009, an additional 0.4 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share.  Had we reported net income for the three and six month periods ended September 30, 2008, an additional 0.6 million and 0.8 million shares of common stock, respectively would have been included in the number of shares used to calculate diluted earnings per share.

17.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three and six month periods ended September 30, 2009 and 2008 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2009
Net sales to unaffiliated customers	$56,471	$35,021	$9,798	$101,290
Total assets	506,070	107,326	32,355	645,751

Six months ended September 30, 2009
Net sales to unaffiliated customers	$218,785	$101,819	$24,187	$344,791

Three months ended September 30, 2008
Net sales to unaffiliated customers	$76,502	$78,336	$9,978	$164,816
Total assets	786,187	127,749	27,051	940,987

Six months ended September 30, 2008
Net sales to unaffiliated customers	$151,352	$128,226	$22,816	$302,394

Information about THQ’s net sales by platform for the three and six month periods ended September 30, 2009 and 2008 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2009	2008	2009	2008
Consoles
Microsoft Xbox 360	$21,698	$19,978	$119,152	$40,107
Nintendo Wii	9,359	30,504	22,652	53,808
Sony PlayStation 3	17,467	11,622	95,734	18,275
Sony PlayStation 2	8,189	13,836	14,890	33,688
Other	—	62	5	115
	56,713	76,002	252,433	145,993
Handheld
Nintendo Dual Screen	19,842	48,585	39,862	75,875
Sony PlayStation Portable	7,585	11,233	12,618	21,613
Wireless	2,779	6,231	6,974	11,378
Other	—	1,511	—	3,130
	30,206	67,560	59,454	111,996

PC	14,371	21,254	32,904	44,405
Total Net Sales	$101,290	$164,816	$344,791	$302,394

18.   Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 (Accounting Standards Codification (“ASC”) Topic 860), “Accounting for Transfers of Financial Assets – an amendment to FASB Statement No. 140,” (“FAS 166”).  The purpose of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011.  The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”).  The purpose of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities.  FAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011.  We are still evaluating the impact that the adoption of FAS 167 will have on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  FAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and as such we adopted this statement for our quarter ended September 30, 2009.  The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05 provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, which will be our quarter ending December 31, 2009.  The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 provides criteria for separating consideration in multiple-deliverable arrangements. It establishes a selling price hierarchy for determining the price of a deliverable and expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for arrangements entered into or materially modified in years beginning after June 15, 2010, which will be our fiscal 2012. We are still evaluating the impact that the adoption of ASU 2009-13 will have on our results of operations, financial position or cash flows.

19.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of September 30, 2008 we received $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the six months ended September 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration was outstanding as of September 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements regarding industry prospects and future results of operations or financial position. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management’s current beliefs and certain assumptions made by management.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, business, competitive, economic, legal, political and technological factors affecting our industry, operations, markets, products or pricing. The forward-looking statements contained herein speak only as of the date on which they were made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Overview

The following is a discussion of our operating results, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2008 and June 30, 2009.

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

Trends Affecting Our Business

For general trends affecting our business, please refer to 2009 10-K and our Form 10-Q for the quarterly period ended June 30, 2009.

Second Quarter Updates

Economic Conditions.  The video games industry in North America and Europe had combined overall decreases of 16% and 12% in sales revenues for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, according to The NPD Group, Chart-Track and GfK, as a result of a stronger base in the

2008 periods primarily due to a larger number of blockbuster product launches and a weaker economy in 2009. Despite this challenging macroeconomic environment THQ gained market share in both the United States and Europe during the nine months ended September 30, 2009.  We continue to monitor the adverse economic conditions that may have unfavorable impacts on our business in the upcoming holiday season, which is the season in which we generally earn a substantial portion of our revenue.

Digital Migration.  In addition to selling packaged goods games, recently we have begun to provide a variety of electronically delivered products.  Many of our games that are available as packaged goods products are also available by direct electronic download through the Internet (from websites that we maintain and others that we license).  We believe that consumers want greater control over in-game content and thus we also offer electronically delivered content that is add-on or related to our packaged goods products.  Additionally, we are beginning to offer games that are completely played online, such as Dragonica in North America and Company of Heroes Online in China, Korea, and other Asian territories.

Current Generation Game Consoles.  Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PlayStation 3 and the Wii, respectively. Unlike past cycles, we believe the current game consoles are on separate cycles, based upon each console’s target market and price point.  While this may prolong the life of a specific console, it also leads to a more segmented market.  Unlike with past console cycles, we do not believe it is viable to port a single title across multiple SKUs.  Thus, we need to make decisions about which games to bring to which consoles, well in advance of when the games will be sold to the end users.  This may cause us to publish games for platforms that are no longer as popular as when we initially began development of the game.  Since the beginning of the current console cycle, the Wii has been the best-performing platform, with an installed base of more than 37 million units in North America and Europe.  However, year-to-date, sales of Wii hardware units are down more than 20% in the US and Europe.  The slowing sales of Wii hardware could negatively impact sales of our games, particularly our kids, family and casual portfolio; however, Nintendo recently reduced the price of the Wii, which stimulated sales of the console in September 2009. We will continue to monitor console sales so that we can manage our product delivery on each platform.

Our Strategy

In our fiscal year ended March 31, 2009, in order to address the significant trends affecting our business, we updated our strategic plan to focus on 1) developing a select number of high quality titles targeted at the core gamer, 2) extending our leadership in the fighting and racing categories, 3) reinvigorating our product portfolio and improving profitability in our kids’ business, 4) building strong mass appeal/family game franchises, and 5) extending our brands into online markets.  In order to support this new business strategy, we restructured our business into three key business units - Core Games, which oversees the production and marketing of action, fighting, racing, shooter and strategy games primarily targeted to avid or core gamers; Kids, Family and Casual Games, which oversees production and marketing of console, PC and wireless games targeted to mass market and family gamers; and Online Games, which oversees all online initiatives and assists our Core Games group and Kids, Family and Casual Games group in achieving their online objectives.

Overview of Financial Results for the Three and Six Month Periods Ended September 30, 2009

Our net loss attributable to THQ Inc. (“net loss”) for the three months ended September 30, 2009 was $5.6 million, or $0.08 per diluted share, compared to a net loss of $115.3 million, or $1.73 per diluted share, for the three months ended September 30, 2008.  Our net income attributable to THQ Inc. for the six months ended September 30, 2009 (“net income”) was $0.8 million, or $0.01 per diluted share, compared to a net loss of $142.5 million, or $2.14 per diluted share, for the same period last fiscal year.  Additionally, our net loss in the six months ended September 30, 2008 included a gain on sale of discontinued operations of $2.1 million, or $0.03.

Our profitability is dependent upon revenues from the sales of our video games.  Net sales in the three months ended September 30, 2009 decreased 39% from the same period last fiscal year, to $101.3 million from $164.8 million, and net sales in the six months ended September 30, 2009 increased 14% from the same period last fiscal year, to $344.8 million from $302.4 million.   The decrease in our net sales in the three months ended September 30, 2009 was primarily due to a decrease in units sold, which was primarily because we released significantly fewer titles in the three months ended September 30, 2009 compared to the same period last fiscal year.  Additionally, net sales decreased due to fewer units sold of Up in the three months ended September 30, 2009 as compared to Wall-E in the same period last fiscal year, as well as lower year-over-year catalog sales.  The decrease in units sold in the three months ended September 30, 2009 was partially offset by an increase in average selling prices primarily due to higher priced titles such as UFC 2009 Undisputed.  The increase in net sales in the six months ended September 30, 2009 was primarily due to an increase in average selling prices, which was driven by UFC 2009 Undisputed.

Our profitability is also affected by the costs and expenses associated with developing and publishing our games. These costs and expenses include both costs of sales and operating expenses. Our gross profit, which is affected by cost of sales, increased 66% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, from 17% to 47% of net sales. Our gross profit increased 106% in the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, from 21% to 39% of net sales.  The increases in our gross profit were primarily due to the settlement of our preferred return dispute with JAKKS Pacific, Inc. (“JAKKS”), which resulted in a benefit of $24.2 million in our venture partner expense and an increase in average selling prices primarily due to higher priced titles such as UFC 2009 Undisputed.

Our profitability is also affected by our operating expenses, which decreased by $30.0 million in the three months ended September 30, 2009, to $53.3 million from $83.3 million in the three months ended September 30, 2008 and decreased $33.4 million in the six months ended September 30, 2009, to $132.1 million from $165.5 million in the six months ended September 30, 2008.  The decreases were primarily due to actions taken as part of our fiscal 2009 business realignment.

Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash used in operations was $35.6 million for the six months ended September 30, 2009, as compared to $159.8 million for the same period last fiscal year.  The decrease in cash used was primarily the result of our net income in the six months ended September 30, 2009 as opposed to a net loss in the same period last fiscal year as well as fewer investments in licenses and software development, partially offset by the payment of $32.8 million to JAKKS related to the settlement of our preferred return dispute (see “Note 12 – Commitments and Contingencies” in the notes to the condensed consolidated financial statements) and an increase in product prepayments in preparation for the holiday buying season.  Additionally, we generated $96.8 million in cash from financing activities due to the issuance of convertible senior notes on August 4, 2009, net of issuance costs.  See “Note 10 – Convertible Senior Notes” in the notes to the condensed consolidated financial statements for further information regarding the convertible senior notes.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our 2009 10-K, under the caption “Critical Accounting Estimates.”

Results of Operations - Comparison of the Three and Six Month Periods Ended September 30, 2009 and 2008

Net Sales

Net sales decreased by $63.5 million in the three months ended September 30, 2009 as compared to the same period last fiscal year, from $164.8 million to $101.3 million; however, in the six months ended September 30, 2009 net sales increased by $42.4 million compared to the same period last fiscal year, from $302.4 million to $344.8 million.  Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet. In both the three and six months ended September 30, 2009 net sales were primarily driven by:

•                  sales of games initially released in the three months ended June 30, 2009 such as our first game based on the UFC franchise, UFC 2009 Undisputed, as well as our owned intellectual property Red Faction: Guerrilla and Disney•Pixar’s Up, and

•                  sales of our catalog titles such as WWE SmackDown vs. Raw 2009, and our owned intellectual properties Saints Row 2 and MX vs. ATV: Untamed.

Net Sales by New Releases and Catalog Titles

The following tables detail our net sales by new releases (titles initially released in the respective fiscal year) and catalog titles (titles released in fiscal years previous to the respective fiscal year) for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2009		2008		(Decrease)	Change
New releases	$44,638	44.1%	$ 91,318	55.4%	$ (46,680)	(51.1)%
Catalog	56,652	55.9	73,499	44.6	(16,847)	(22.9)
Consolidated net sales	$101,290	100.0%	$ 164,817	100.0%	$ (63,527)	(38.5)%

	Six Months Ended September 30,				Increase/	%
	2009		2008		(Decrease)	Change
New releases	$ 223,079	64.7%	$ 133,194	44.0%	$ 89,885	67.5%
Catalog	121,713	35.3	169,201	56.0	(47,488)	(28.1)
Consolidated net sales	$ 344,792	100.0%	$ 302,395	100.0%	$ 42,397	14.0%

Net sales of our new releases decreased by $46.7 million in the three months ended September 30, 2009 as compared to the same period last fiscal year.  The decrease was primarily due to fewer units sold, which was because we released significantly fewer titles in the three months ended September 30, 2009 compared to the same period last fiscal year.  Additionally, net sales of our new releases decreased due to fewer units sold of Up in the three months ended September 30, 2009 as compared to Wall-E in the same period last fiscal year.  The decrease in units sold in the three months ended September 30, 2009 was partially offset by an increase in average selling prices primarily due to sales of higher priced titles such as UFC 2009 Undisputed.

Net sales of our new releases increased by $89.9 million in the six months ended September 30, 2009 as compared to the same period last fiscal year primarily due to sales of UFC 2009 Undisputed, which was initially released in the three months ended June 30, 2009 on Xbox 360 and PlayStation 3, at a premium price (e.g. MSRP of $59.99 in the United States).  This title was the primary driver of our net sales in the three and six months ended September 30, 2009 and has a higher average selling price compared to the titles released in the same periods last fiscal year.  The increase in the average selling price in the six months ended September 30, 2009 was partially offset by fewer units sold of our new releases as described above.

Net sales of our catalog titles decreased by $16.8 million and $47.5 million in the three and six months ended September 30, 2009 due to fewer units sold as compared to the same periods last fiscal year.  The decrease in units sold was partially offset by an increase in the average selling price of our catalog titles.  Additionally, we had a decrease in the recognition of deferred revenue in the three and six months ended September 30, 2009 as compared to the same periods last fiscal year.

Net Sales by Territory

The following table details our net sales by territory for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2009		2008		(Decrease)	Change
North America	$56,471	55.8%	$76,502	46.4%	$(20,031)	(26.2)%

Europe	35,021	34.6	78,336	47.5	(43,315)	(55.3)
Asia Pacific	9,798	9.6	9,978	6.1	(180)	(1.8)
International	44,819	44.2	88,314	53.6	(43,495)	(49.3)
Consolidated net sales	$101,290	100.0%	$164,816	100.0%	$(63,526)	(38.5)%

	Six Months Ended September 30,				Increase/	%
	2009		2008		(Decrease)	Change
North America	$218,785	63.5%	$151,352	50.1%	$67,433	44.6%

Europe	101,819	29.5	128,226	42.4	(26,407)	(20.6)
Asia Pacific	24,187	7.0	22,816	7.5	1,371	6.0
International	126,006	36.5	151,042	49.9	(25,036)	(16.6)
Consolidated net sales	$344,791	100.0%	$302,394	100.0%	$42,397	14.0%

Net sales in North America decreased by $20.0 million in the three months ended September 30, 2009 as compared to the same period last fiscal year.  The decrease was due to fewer units sold of both our new releases and our catalog titles.  The decline in units sold of our new releases was because we released significantly fewer titles in the three months ended September 30, 2009 as compared to the same period last fiscal year.  The decrease in units sold in the three months ended September 30, 2009 was partially offset by an increase in average selling prices on our new releases, primarily due to higher priced titles such as UFC 2009 Undisputed.

Net sales in North America increased by $67.4 million in the six months ended September 30, 2009 as compared to the same period last fiscal year.  The increase was primarily due to an increase in units shipped of our new releases with higher average selling prices, which was primarily due to sales of UFC 2009 Undisputed, initially released in the three months ended June 30, 2009.  This increase was partially offset by a decline in units sold of our catalog titles in the six months ended September 30, 2009 as compared to the same period last fiscal year.

Net sales in Europe decreased by $43.3 million and $26.4 million in the three and six months ended September 30, 2009 as compared to the same periods last fiscal year.  The decreases were primarily due to fewer units sold of our new releases, which was due to a decline in units sold of Up in the three and six months ended September 30, 2009 as compared to Wall-E in the same periods last fiscal year.  The decline in units sold of Up is partly due to its release timing across the European territories, specifically in the United Kingdom where it was released in the third quarter of fiscal 2010, whereas Wall-E was released in the second quarter of fiscal 2009.  Additionally, we released significantly fewer titles in the three months ended September 30, 2009 as compared to the same period last fiscal year.  The decrease in units sold was partially offset by an increase in the average selling price of our new releases, primarily due to higher priced titles such as UFC 2009 Undisputed.  We estimate that unfavorable changes in foreign currency translation rates during the three and six months ended September 30, 2009 resulted in a decrease of reported net sales in Europe of $2.7 million and $15.0 million, respectively, as compared to the same periods last fiscal year.

Net sales in Asia Pacific were relatively similar to the same periods last year, decreasing by $0.2 million, or 1.8%, in the three months ended September 30, 2009 and increasing by $1.4 million, or 6%, in the six months ended September 30, 2009 as compared to the same period last fiscal year.  The increase in the six months ended September 30, 2009 was primarily due to an increase in average selling prices on our new releases, primarily due to higher priced titles such as UFC 2009 Undisputed.  Additionally, we estimate that unfavorable changes in foreign currency translation rates during the three and six months ended September 30, 2009 resulted in a decrease of reported net sales from our international territories of $0.2 million and $3.3 million, respectively, as compared to the same periods last fiscal year.

Deferral of Revenue

Net sales for the three and six months ended September 30, 2009 and 2008 were impacted by the deferral and/or recognition of revenue from the sale of titles for which the online service is more-than-inconsequential to the overall functionality of the game and as such represents a deliverable.  The balance of deferred revenue related to these titles is included within accrued and other current liabilities in our consolidated balance sheets.  We also defer certain costs related to these titles; these costs are included within software development, and prepaid expenses and other current assets in our consolidated balance sheets.

Cost of Sales, Operating Expenses, Interest and Other Income, Income Taxes, Noncontrolling Interest and Discontinued Operations

Cost of Sales

Cost of sales decreased by $82.3 million, or 60%, in the three months ended September 30, 2009, and decreased by $26.2 million, or 11%, in the six months ended September 30, 2009, as compared to the same periods last fiscal year.  The decrease in the three and six months ended September 30, 2009 was primarily due to the decrease in units sold and the settlement of our preferred return dispute with JAKKS, which resulted in a benefit of $24.2 million in our venture partner expense.  Excluding the impact of the JAKKS preferred return settlement, cost of sales as a percent of net sales decreased by 5.5 points and 10.3 points in the three and six months ended September 30, 2009, respectively, as compared to the same periods last fiscal year, due to an increase in average selling prices primarily from higher priced titles such as UFC 2009 Undisputed.

Cost of Sales – Product Costs (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$38,975	38.5%	$76,038	46.1%	(48.7)%
Six Months Ended	$118,904	34.5%	$136,046	45.0%	(12.6)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were lower by 7.6 points and 10.5 points for the three and six months ended September 30, 2009, respectively, as compared to the same periods last fiscal year.  The decrease as a percent of net sales in the three and six months ended September 30, 2009 was primarily due to sales of UFC 2009 Undisputed which was initially released in the three months ended June 30, 2009 on Xbox 360 and PlayStation 3, at a premium price (e.g. MSRP of $59.99 in the United States).  This title was the primary driver of our net sales in the three and six months ended September 30, 2009 and has a higher average selling price compared to the titles released in the same periods last fiscal year.

Cost of Sales – Software Amortization and Royalties (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$24,191	23.9%	$39,512	24.0%	(38.8)%
Six Months Ended	$69,227	20.1%	$66,512	22.0%	4.1%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  For the three and six months ended September 30, 2009, software amortization and royalties, as a percentage of net sales, decreased by 0.1 points and 1.9 points, respectively, as compared to the same periods last fiscal year.  The decrease in software amortization and royalties as a percentage of net sales in the six months ended September 30, 2009 was driven primarily by UFC 2009 Undisputed’s lower capitalized development costs in relation to its total projected gross revenues as compared to most titles recognized in the same period last fiscal year.  This decrease was partially offset by Red Faction: Guerrilla, which has higher capitalized development costs in relation to its total projected gross revenues as compared to most titles recognized in the same period last fiscal year.

Cost of Sales – License Amortization and Royalties (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$14,619	14.4%	$20,007	12.1%	(26.9)%
Six Months Ended	$45,915	13.3%	$32,931	10.9%	39.4%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  For the three and six months ended September 30, 2009, license amortization and royalties, as a percentage of net sales, increased by 2.3 points and 2.4 points, respectively, as compared to the same periods last fiscal year.  The increase in the three and six months ended September 30, 2009 was primarily due to:

•                  a higher licensing rate on Up, as a percentage of its net sales, as compared to Wall-E in the same periods last fiscal year, and

•                  a higher mix of sales from titles based on our licensed properties.

Net sales from our licensed properties represented 73% of our total net sales in the three and six months ended September 30, 2009 as compared to 60% and 61% in the three and six months ended September 30, 2008, respectively.

Also contributing to the increase in the six months ended September 30, 2009, is an impairment charge of $5.4 million related to one of our kids’ licenses, which was recognized in the three months ended June 30, 2009.

Cost of Sales – Venture Partner Expense (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$(23,668)	(23.4)%	$ 899	0.5%	(2,733)%
Six Months Ended	$(22,425)	(6.5)%	$2,354	0.8%	(1,053)%

Venture partner expense is related to the license agreement that THQ/JAKKS Pacific LLC, comprised of THQ and JAKKS Pacific, Inc. (“JAKKS”), has with the WWE, under which our role is to develop, manufacture, distribute, market and sell WWE video games.  For the three and six months ended September 30, 2009, venture partner expense decreased by $24.6 million and $24.8 million, respectively, as compared to the same periods last fiscal year. The decrease in both the three and six months ended September 30, 2009 was primarily due to the settlement of our preferred return dispute with JAKKS, which resulted in a benefit of $24.2 million in our venture partner expense.  Excluding this benefit, venture partner expense in the three and six months ended September 30, 2009 would have been $0.5 million and $1.8 million, respectively, which reflects the new 40% lower payment rate.  For further information, see “Note 7 – Balance Sheet Details” and the litigation section of “Note 12 – Commitments and Contingencies” in the notes to the condensed consolidated financial statements.

Operating Expenses

Our operating expenses decreased by $30.1 million, or 36%, in the three months ended September 30, 2009, as compared to the same period last fiscal year. For the six months ended September 30, 2009, our operating expenses decreased by $33.4 million, or 20%, compared to the same period last fiscal year. The decrease in both periods was primarily due to actions taken as part of our fiscal 2009 business realignment.

Product Development (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$19,304	19.1%	$23,231	14.1%	(16.9)%
Six Months Ended	$41,462	12.0%	$56,780	18.8%	(27.0)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $3.9 million and $15.3 million for the three and six months ended September 30, 2009, respectively, as compared to the same periods last fiscal year.  The decrease was primarily due to decreases in internal development spending primarily resulting from actions taken as part of our fiscal 2009 business realignment, including our more focused product strategy and the closure of several of our studios.

Selling and Marketing (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$19,028	18.8%	$43,124	26.2%	(55.9)%
Six Months Ended	$57,471	16.7%	$72,175	23.9%	(20.4)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three and six months ended September 30, 2009, selling and marketing expenses decreased by $24.1 million and $14.7 million as compared to the same periods last fiscal year.  The decrease in selling and marketing expenses for the three and six months ended September 30, 2009, on a dollar basis, was primarily due to:

•                  decreased direct spend, as we released fewer titles in the three and six months ended September 30, 2009, as compared to the same periods last fiscal year, and

•                  reductions in sales and marketing personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

For the three and six months ended September 30, 2009, selling and marketing expenses as a percent of net sales decreased by 7.4 and 7.2 points, respectively, as compared to the same periods last fiscal year. The decrease as a percent of net sales in both the three and six months ended September 30, 2009 was primarily due to reductions in sales and marketing personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

General and Administrative (in thousands)

	September 30, 2009	% of net sales	September 30, 2008	% of net sales	% change
Three Months Ended	$14,055	13.9%	$16,971	10.3%	(17.2)%
Six Months Ended	$30,633	8.9%	$36,574	12.1%	(16.2)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses decreased during the three and six months ended September 30, 2009 by $2.9 million and $5.9 million, respectively, as compared to the same periods last fiscal year.  The decrease in the three and six months ended September 30, 2009 was primarily due to reductions in personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment, as well as recoveries of certain bad debt expense.

Restructuring

Restructuring charges consist primarily of lease and other contact termination costs and asset impairments related to facility closures.  Restructuring charges were $0.9 million and $2.5 million in the three and six months ended September 30, 2009 and we had no restructuring charges in the same periods last fiscal year.

Interest and Other Income, net

Interest and other income, net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense and amortization of debt issuance costs on our convertible senior notes.  Interest and other income, net increased by $2.7 million and $0.3 million in the three and six months ended September 30, 2009, respectively, as compared to same periods last fiscal year. The increase in the three and six months ended September 30, 2009 was primarily due to the recognition of an other-than-temporary impairment loss on our investments in the three months ended September 30, 2008, with no such loss in the current periods. The increase in the six months ended September 30, 2009 was partially offset by lower average investment balances and yields as compared to the same period last fiscal year.

Income Taxes

The income tax expense for the six months ended September 30, 2009 was $1.2 million, compared to income tax expense of $43.6 million in the same period last fiscal year. The change in income taxes is primarily attributable to the recording of a valuation allowance for deferred tax assets in the six months ended September 30, 2008 and income taxes incurred in foreign jurisdictions which are not reduced by losses in the United States. The effective tax rate differs significantly from the federal statutory rate primarily due to losses in the United States that are fully offset by a valuation allowance.

Noncontrolling Interest

In August 2008, we formed a joint venture, THQ*ICE LLC (“THQ*ICE”), with ICE Entertainment, Inc. a Delaware corporation (“ICE”), for the initial purpose of launching online games in North America.  THQ and ICE own equal interests in THQ*ICE.  We have consolidated the results of THQ*ICE and the noncontrolling interest of $378,000 and $562,000 reflects the loss allocable to equity interests in THQ*ICE for the three and six months ended September 30, 2009, respectively, compared to a loss of $36,000 for the three and six months ended September 30, 2008. This noncontrolling interest reflects the loss allocable to equity interests that are not owned by THQ.

Discontinued Operations

In December 2006 we sold our 50% interest in Minick Holding AG (“Minick”).  As of September 30, 2008 we received $20.6 million in cash from the sale of Minick and we recognized a gain of $2.1 million in the six months ended September 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statements of operations.  Pursuant to the Minick sale agreement, no additional consideration was outstanding as of September 30, 2008.

Liquidity and Capital Resources

(In thousands)	September 30, 2009	March 31, 2009	Change
Cash and cash equivalents	$165,000	$131,858	$33,142
Short-term investments	43,920	8,804	35,116
Cash, cash equivalents and short-term investments	$208,920	$140,662	$68,258

Percentage of total assets	32%	24%

	Six Months Ended September 30,
(In thousands)	2009	2008	Change
Cash used in operating activities	$(35,599)	$(159,793)	$124,194
Cash provided by (used in) investing activities	(32,520)	1,185	(33,705)
Cash provided by financing activities	90,628	8,541	82,087
Effect of exchange rate changes on cash	10,633	(6,211)	16,844
Net increase (decrease) in cash and cash equivalents	$33,142	$(156,278)	$189,420

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

In the six months ended September 30, 2009 our cash, cash equivalents and short-term investments increased by $68.2 million, from $140.7 million at March 31, 2009 to $208.9 million at September 30, 2009.  The primary reason for the increase was proceeds received from the issuance of our convertible senior notes, which was partially offset by our $32.8 million preferred return rate settlement payment to JAKKS (See “Note 7 – Balance Sheet Details” in the notes to the condensed consolidated financial statements).

Cash Flow from Operating Activities.  Cash used in operating activities decreased by $124.2 million for the six months ended September 30, 2009 as compared to the same period last fiscal year.  The decrease in cash used was primarily the result of our net income in the six months ended September 30, 2009 as opposed to a net loss in the same period last fiscal year and fewer investments in licenses and software development, partially offset by the $32.8 million preferred return rate settlement payment to JAKKS, and an increase in product prepayments in preparation for the holiday buying season.

Cash Flow from Investing Activities.  Cash used in investing activities increased by $33.7 million for the six months ended September 30, 2009, as compared to the same period last fiscal year.  The increase in cash used was primarily due to the investment of the proceeds from the issuance of convertible senior notes in short-term securities.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by $82.1 million for the six months ended September 30, 2009, as compared to the same period last fiscal year.  The increase in cash provided was primarily due to proceeds from the issuance of convertible senior notes on August 4, 2009.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates increased our reported cash balance by $10.6 million.

Key Balance Sheet Accounts

As of September 30, 2009, our total current assets were $512.5 million, up from $444.2 million at March 31, 2009. In addition to cash, cash equivalents and short-term investments, our current assets consist primarily of:

Accounts Receivable.  Accounts receivable decreased by $53.1 million, from $60.4 million at March 31, 2009 to $7.3 million at September 30, 2009.  The decrease in net accounts receivable was primarily due to lower net sales in the three months ended September 30, 2009 as compared to the three months ended March 31, 2009.  Accounts receivable allowances were $77.2 million as of September 30, 2009, a $23.8 million decrease from $101.0 million at March 31, 2009.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 11% and 15% as of September 30, 2009 and 2008, respectively.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $14.6 million, from $25.8 million at March 31, 2009 to $40.4 million at September 30, 2009.  The increase in inventory was primarily due to inventory on hand for the holiday buying season.  Inventory turns on a rolling twelve month basis were 8 at both September 30, 2009 and March 31, 2009.

Licenses.  Our investment in licenses, including the long-term portion, decreased by $30.3 million, from $92.9 million at March 31, 2009 to $62.6 million at September 30, 2009.  The decrease was primarily due to amortization of the licenses, including an impairment charge of $5.4 million recognized in the three months ended June 30, 2009 related to one of our kids’ licenses.

Software Development.  Capitalized software development, including the long-term portion, increased by $28.7 million, from $162.5 million at March 31, 2009 to $191.2 million at September 30, 2009.  The increase in software development was primarily the result of our investment in titles scheduled to be released in the remainder of fiscal 2010 and beyond, offset by software development amortization of titles released in the six months ended September 30, 2009.  Approximately 31% of the software development asset balance at September 30, 2009 is for games that have expected release dates in fiscal 2011 and beyond.

Prepaids and Other Current Assets.  Prepaids and other current assets increased by $19.3 million, from $27.4 million at March 31, 2009 to $46.7 million at September 30, 2009.  The increase is primarily due to the timing of product prepayments for our upcoming third quarter releases.

Total current liabilities at September 30, 2009, were $189.4 million, down from $254.6 million at March 31, 2009. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased by $4.3 million, from $40.1 million at March 31, 2009 to $44.4 million at September 30, 2009.  The increase in accounts payable was primarily due to an increase in the timing of product purchases.

Accrued and Other Current Liabilities.  Accrued and other current liabilities decreased by $63.5 million, from $190.1 million at March 31, 2009 to $126.6 million at September 30, 2009.  The decrease in accrued and other current liabilities was primarily due to the August 17, 2009, settlement agreement we entered into with JAKKS which established the preferred payment rate to JAKKS for WWE videogames sold under a license granted by World Wrestling Entertainment, Inc. for the period beginning July 1, 2006 and ending March 31, 2009, at a 40% lower rate than previously accrued.  We had been accruing this expense at the payment rate that expired June 30, 2006, which, prior to the settlement, was the best basis available upon which to estimate this expense.  As a result of establishing the preferred payment rate, we revised our previous estimate which resulted in a one-time reduction in accrued venture partner expense of $24.2 million, with a corresponding reduction in venture partner expense during the three months ended September 30, 2009.  In addition, during the three months ended September 30, 2009, we paid JAKKS $33.5 million which we had previously not paid, pending the settlement of the preferred return rate matter (inclusive of a $32.8 million settlement amount).  For further information related to this settlement, refer to the litigation section in “Note 12 – Commitments and Contingencies.”

Secured Credit Lines.  Secured credit lines decreased by $6.0 million, from $24.4 million at March 31, 2009 to $18.4 million at September 30, 2009 due to repayments of borrowings under our margin account with Wells Fargo.

Our liabilities at September 30, 2009 also consisted of convertible senior notes.  On August 4, 2009 we issued $100.0 million of convertible senior notes due August 15, 2014 (see “Note 10 – Convertible Senior Notes” in the notes to the condensed consolidated financial statements).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At September 30, 2009, we held cash, cash equivalents, short-term investments, and short term investments – pledged, net of borrowings on secured lines of credit, of $218.2 million. We believe that this amount will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, and potential future acquisitions or strategic investments.

In June 2009, we entered into a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (“B of A”), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See “Note 11 – Credit Facility” for additional information regarding the Credit Facility. We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders’ obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  As of September 30, 2009 we had no borrowings under the Credit Facility and $35.0 million of available borrowing capacity.

On August 4, 2009 we issued $100.0 million 5.00% convertible senior notes (“Notes”).  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semi-annually beginning February 15, 2010 and are convertible at any time at the holders’ option.  Absent any conversions, we would expect to pay $5.0 million of interest in the twelve months subsequent to September 30, 2009.  The Notes are our unsecured and unsubordinated obligations.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

At September 30, 2009, we had $43.9 million of short-term available-for-sale investments and $1.9 million of long-term available-for-sale investments. We classified certain of these investments as long-term to reflect the lack of liquidity of these securities.  In addition, we had $25.4 million of short-term, pledged trading securities.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”  We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2010	$35,372	$4,452	$7,802	$18,419	$239	$66,284
2011	52,539	4,675	14,930	—	653	72,797
2012	13,853	1,290	13,387	—	582	29,112
2013	6,600	1,090	10,206	—	—	17,896
2014	2,000	818	9,187	—	—	12,005
Thereafter	—	—	11,049	100,000	—	111,049
	$110,364	$12,325	$66,561	$118,419	$1,474	$309,143

(1)

Licenses and Software Development. We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of September 30, 2009 are $110.4 million. License/software development commitments in the table above include $33.0 million of commitments to licensors that are included in our condensed consolidated balance sheet as of September 30, 2009 because the licensors do not have any significant performance obligations to us. These commitments were included in both current and long-term licenses and accrued royalties.

(2)

Advertising. We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)

Leases. We are committed under operating leases with lease termination dates through 2016. Most of our leases contain rent escalations. Of these obligations, $2.4 million and $2.7 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our business realignment. We expect to receive $0.3 million, $0.6 million, $0.1 million in sublease rental income in the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, under non-cancelable sublease agreements.

(4)

Secured Credit Lines. In fiscal 2009 we obtained a line of credit with UBS and a margin account at Wells Fargo. There was $18.4 million in borrowings outstanding on the UBS line of credit and no amounts outstanding on the Wells Fargo margin account at September 30, 2009. See “Note 9 – Secured Credit Lines” in the notes to the condensed consolidated financial statements.

Convertible Senior Notes. On August 4, 2009 we issued $100.0 million principal amount of 5.00% convertible senior notes due August 15, 2014 (“Notes”). The Notes will pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and will be convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date. Absent any conversions, we would expect to pay $2.7 million of interest in fiscal 2010, $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate $25.2 million in interest payments over the term of the Notes. See “Note 10 – Convertible Senior Notes” in the notes to the condensed consolidated financial statements.

(5)

Other. None of the other commitments included in the table above is included as current or long-term liabilities in our September 30, 2009 condensed consolidated balance sheet.  Approximately $0.2 million of these commitments relate to various international distribution agreements entered into during fiscal 2010.

(6)

We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2009 we had $4.5 million of unrecognized tax benefits. See “Note 15 – Income Taxes” for further information regarding the unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

See “Note 18 - Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio. At September 30, 2009, our $165.0 million of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2009, our $43.9 million of short-term investments included $4.0 million of municipal securities, $14.0 million of federal securities, and $25.9 million of corporate securities. Additionally, we had $25.4 million in auction rate securities at fair value classified as short-term investments, pledged, at September 30, 2009. The value of these investments may fluctuate with changes in interest rates; however, we believe our interest rate risk is minimal due to the short-term nature of our investment portfolio.

We had no outstanding letters of credit at September 30, 2009.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into option contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses.  During the six months ended September 30, 2009, we did not purchase any foreign currency option contracts.

Balance Sheet Hedging Activities.  We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income, net in the condensed consolidated statements of operations.  The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts would be offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position.  As of September 30, 2009, we had foreign exchange forward contracts in the notional amount of $25.2 million, all with maturities of one month, consisting primarily of the Euro, GBP, CAD, and AUD.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $12.7 million and a reduction of reported income before taxes of approximately $0.7 million for the six months ended September 30, 2009. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported total assets of approximately $13.9 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

With respect to our legal proceedings, there have been no material changes to the disclosures contained in Item 3 to our 2009 10-K, and in Item 1 of Part II to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, both under “Legal Proceedings,” as of the date hereof, except for the following:

WWE License Renewal Matters.  The videogame license that THQ / JAKKS Pacific LLC (the “LLC”) holds with World Wrestling Entertainment, Inc. (“WWE”) expires on December 31, 2009 and is subject to renewal for an additional five (5) year term in certain circumstances.  To effect the renewal, the LLC must send a notice of renewal to WWE by December 31, 2009.  On June 27, 2009, JAKKS Pacific, Inc. (“JAKKS”) advised us that it intended unilaterally to send a notice of renewal of the videogame license on behalf of the LLC.  On June 29, 2009, we filed a complaint for declaratory relief in California Superior Court, seeking a judicial declaration that (i) JAKKS cannot unilaterally decide to renew the WWE videogame license, and that we are not obligated to consent to such renewal; and (ii) a non-competition provision in the LLC operating agreement which precludes us from publishing any videogames “based on wrestling” other than through the LLC is unenforceable.  On June 30, 2009, we also filed a demand for arbitration pursuant to the terms of the LLC agreement on our claim that the non-competition provision in the LLC operating agreement is unenforceable.  On the same day, JAKKS unilaterally sent notice of renewal of the videogame license to WWE.  JAKKS also filed a demand for arbitration in New York with respect to the same issues that are the subject of our declaratory relief action in California, as well as an additional claim for alleged breach of fiduciary duty.  On July 2, 2009, JAKKS also filed a petition in Supreme Court for the State of New York to compel us to participate in the arbitration it filed in New York and enjoin us from proceeding with arbitration in California.  On August 3, 2009, JAKKS filed a demurrer to THQ’s declaratory relief action in California, which is currently scheduled for hearing on November 16, 2009.  On August 25, 2009, WWE requested permission from the California Superior Court to file a complaint in intervention in our declaratory relief action in California.  The Court denied that request.  On September 10, 2009, WWE filed its own declaratory relief action in California Superior Court, seeking an order that the non-competition provision in the LLC operating agreement is unenforceable and an order enjoining the enforcement of that provision.  We intend vigorously to pursue our rights, defenses and remedies in all of these proceedings.

Other

We are also involved in additional routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proceedings

JAKKS Preferred Return Arbitration.  In June 1999 we entered into an operating agreement with JAKKS that governs our relationship with respect to the WWE videogame license.  Pursuant to the terms of this agreement, JAKKS is entitled to a preferred payment from revenues derived from exploitation of the WWE videogame license.  The amount of the preferred payment to JAKKS for the period beginning July 1, 2006 and ending December 31, 2009 (the “First Subsequent Distribution Period”) is to be determined by agreement or, failing that, by arbitration. The parties were unable to reach agreement on the preferred payment for the First Subsequent Distribution Period. Accordingly, as provided in the operating agreement, an arbitration hearing was held before an arbitrator on March 20, 2009. On July 24, 2009, the arbitrator rendered a decision accepting our position.  On August 17, 2009, we entered into a settlement agreement with JAKKS, which reflected the decision of the arbitrator.  In connection with the settlement agreement, we paid JAKKS $32.8 million in preferred return payments for the period from July 1, 2009 through March 31, 2009.  This payment reflected a 40% decrease from the prior preferred return rate.  The new preferred return rate will govern payments to JAKKS through December 31, 2009.

Item 1A.  Risk Factors

During the six months ended September 30, 2009, there were no material changes to the risk factors that were disclosed in Item 1A. of our 2009 10-K, except as updated by our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended September 30, 2009.

Limitations upon Payment of Dividends

Our Credit Facility contains limitations on our ability to pay cash dividends.

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on August 6, 2009.  The following three matters were decided:

1.             Seven directors were elected:

	Votes For	Votes Withheld
Brian J. Farrell	58,515,619	3,197,376
Lawrence Burstein	56,400,741	5,312,254
Henry T. DeNero	60,544,643	1,168,352
Brian P. Dougherty	55,455,184	6,257,811
Jeffrey W. Griffiths	60,570,440	1,142,555
Gary E. Rieschel	60,546,029	1,166,966
James L. Whims	57,274,719	4,438,276

2.             A proposal to approve an amendment to the THQ Inc. Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 500,000 was approved by a vote of 52,903,808 for; 750,510 against; and 528,564 abstaining.

3.             A proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010 was approved by a vote of 60,282,922 for; 1,415,422 against; and 14,651 abstaining.

Item 5.   Other Information

(a)          Information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q:

JAKKS Settlement Agreement

On August 17, 2009, we entered into a settlement agreement with JAKKS with respect to the preferred return payment we make to JAKKS as a member of the THQ/JAKKS Pacific LLC (“LLC”).  On July 24, 2009, an arbitrator established a significantly lower preferred return payment rate to JAKKS for videogames sold under a license granted by the WWE to the LLC.  The new rate is effective as of July 1, 2006 and applies through December 31, 2009.  From July 1, 2006 through June 30, 2009, we accrued for the JAKKS preferred payment at the previous contractual rate, which expired on June 30, 2006.  As a result of the arbitrator’s decision, we entered into the settlement agreement with JAKKS whereby we paid JAKKS $32.8 million for the preferred return payment for the period from July 1, 2006 through March 31, 2009, which we had previously not paid pending the arbitrator’s decision and settlement of the matter.

Web Portal Xbox LIVE WebServices Addendum

On August 17, 2009, we entered into a Web Portal Xbox Live WebServices Addendum (the “Web Portal Addendum”) to the Xbox 360 Publisher License Agreement dated as of October 31, 2005 by and between Microsoft Licensing, GP and THQ.  The Web Portal Addendum includes the terms under which we may host certain online content for our Xbox 360 video games on either our own, or approved third party’s, servers.  We will be required to enter into an addendum, the form of which is attached as Exhibit 10.4 to this Form 10-Q, for each title that we make available for Xbox Live (online) users.

Item 6.    Exhibits

Exhibit Number		Title
3.1

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).

3.2		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.

3.4		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

3.5		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2009).

3.6

Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit A of Exhibit 1 of Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959) (the “August 2001 8-A”)).

3.7

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

4.1

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registrant’s August 2001 8-A).

4.2

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Registrant and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Registrant’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813).

4.3

Indenture dated as of August 4, 2009, between the Registrant and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009).

4.4		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009).

10.1	*

Loan and Security Agreement dated as of June 30, 2009, among the Registrant, the financial institutions party to the Agreement from time to time as lenders (“Lenders”), and Bank of America, N.A., as agent for the Lenders.

10.2	*	Settlement Agreement dated as of August 17, 2009, by and between the Registrant and JAKKS Pacific, Inc.

10.3

First Amendment to Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of September 15, 2009, by and between Nintendo of America, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2009).

10.4	*	Form of Web Portal Xbox LIVE WebServices Addendum to the Xbox 360 Publisher License Agreement dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2009	THQ INC.

By: /s/ Brian J. Farrell

Brian J. Farrell,

Chairman of the Board, President and

Chief Executive Officer

THQ INC.

By: /s/ Paul J. Pucino

Paul J. Pucino,

Executive Vice President,

Chief Financial Officer