Form 10-Q
period 2009-12-31
THQ INC
filed 2010-02-09
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of February 5, 2010 was approximately 67,570,608.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,320	$131,858
Short-term investments	64,316	8,804
Cash, cash equivalents and short-term investments	233,636	140,662
Short-term investments, pledged	23,422	—
Accounts receivable, net of allowances	114,745	60,444
Inventory	24,507	25,785
Licenses	55,601	45,025
Software development	119,000	137,820
Deferred income tax	6,657	6,112
Income taxes receivable	6,626	903
Prepaid expenses and other current assets	24,605	27,441
Total current assets	608,799	444,192
Property and equipment, net	29,343	33,511
Licenses, net of current portion	98,138	47,875
Software development, net of current portion	42,113	24,647
Deferred income taxes	1,982	1,982
Long-term investments	1,850	5,025
Long-term investments, pledged	—	30,618
Other long-term assets, net	15,023	10,479
TOTAL ASSETS	$797,248	$598,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,054	$40,088
Accrued and other current liabilities	195,274	190,140
Secured credit lines	13,923	24,360
Total current liabilities	263,251	254,588
Convertible senior notes	100,000	—
Other long-term liabilities	95,258	33,503
Commitments and contingencies (See Note 12)

THQ Inc. stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of December 31, 2009; 67,550,605 and 67,471,659 shares issued and outstanding as of December 31, 2009 and March 31, 2009, respectively	676	675
Additional paid-in capital	508,786	495,851
Accumulated other comprehensive income (loss)	12,840	(2,392)
Accumulated deficit	(185,713)	(187,094)
Total THQ Inc. stockholders’ equity	336,589	307,040
Noncontrolling interest	2,150	3,198
Total equity	338,739	310,238
TOTAL LIABILITIES AND EQUITY	$797,248	$598,329

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Net sales	$356,678	$357,310	$701,469	$659,704
Cost of sales:
Product costs	127,644	133,768	246,548	269,814
Software amortization and royalties	73,202	131,587	142,429	198,099
License amortization and royalties	34,720	35,840	80,635	68,771
Venture partner expense	36,956	13,393	14,531	15,747
Total cost of sales	272,522	314,588	484,143	552,431

Gross profit	84,156	42,722	217,326	107,273
Operating expenses:
Product development	21,960	27,235	63,422	84,015
Selling and marketing	49,252	69,551	106,723	141,726
General and administrative	13,959	22,639	44,592	59,213
Goodwill impairment	—	118,131	—	118,131
Restructuring	336	4,752	2,858	4,752
Total operating expenses	85,507	242,308	217,595	407,837

Operating loss	(1,351)	(199,586)	(269)	(300,564)
Interest and other income (expense), net	(1,698)	1,946	(1,349)	2,002
Loss from continuing operations before income taxes	(3,049)	(197,640)	(1,618)	(298,562)
Income taxes	(3,105)	(5,780)	(1,951)	37,860
Income (loss) from continuing operations	56	(191,860)	333	(336,422)
Gain on sale of discontinued operations, net of tax	—	—	—	2,042
Net income (loss) prior to allocation of noncontrolling interest	56	(191,860)	333	(334,380)
Loss attributable to noncontrolling interest	486	106	1,048	142
Net income (loss) attributable to THQ Inc.	$542	$(191,754)	$1,381	$(334,238)

Earnings (loss) per share attributable to THQ Inc. — basic:
Continuing operations(1)	$0.01	$(2.86)	$0.02	$(5.04)
Discontinued operations	—	—	—	0.03
Earnings (loss) per share — basic	$0.01	$(2.86)	$0.02	$(5.01)

Earnings (loss) per share attributable to THQ Inc. — diluted:
Continuing operations(1)	$0.01	$(2.86)	$0.02	$(5.04)
Discontinued operations	—	—	—	0.03
Earnings (loss) per share — diluted	$0.01	$(2.86)	$0.02	$(5.01)

Shares used in per share calculation — basic	67,525	66,997	67,488	66,769
Shares used in per share calculation — diluted	67,704	66,997	67,734	66,769

(1)  Based on amounts attributable to THQ Inc. (i.e., subsequent to the allocation of noncontrolling interest).

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In thousands, except share data)

Nine Months Ended December 31, 2009

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Exercise of options	69,629	1	329	—	—	—	330
Conversion of stock unit awards	34,158	—	(131)	—	—	—	(131)
Cancellation of restricted stock	(24,841)	—	—	—	—	—	—
Stock-based compensation	—	—	8,590	—	—	—	8,590
Taxes related to stock options	—	—	4,147	—	—	—	4,147
Comprehensive income:
Net income (loss)	—	—	—	—	1,381	(1,048)	333
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	12,854	—	—	12,854
Unrealized gain on investments, net of tax	—	—	—	2,778	—	—	2,778
Reclassification of gain on investments included in net income, net of tax	—	—	—	(400)	—	—	(400)
Comprehensive income (loss)				15,232	1,381	(1,048)	15,565
Balance at December 31, 2009	67,550,605	$676	$508,786	$12,840	$(185,713)	$2,150	$338,739

Nine Months Ended December 31, 2008

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2008	66,352,994	$664	$468,693	$27,194	$244,018	$—	$740,569
Exercise of options	437,754	4	5,995	—	—	—	5,999
Issuance of ESPP	198,178	2	2,540	—	—	—	2,542
Conversion of stock unit awards	8,100	—	—	—	—	—	—
Stock-based compensation	—	—	13,929	—	—	—	13,929
Taxes related to stock options	—	—	(381)	—	—	—	(381)
Noncontrolling interest investment	—	—	—	—	—	3,500	3,500
Comprehensive loss:
Net loss	—	—	—	—	(334,238)	(142)	(334,380)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	(24,996)	—	—	(24,996)
Unrealized loss on investments, net of tax	—	—	—	(5,114)	—	—	(5,114)
Reclassification of loss on investments included in net loss, net of tax	—	—	—	4,787	—	—	4,787
Comprehensive loss				(25,323)	(334,238)	(142)	(359,703)
Balance at December 31, 2008	66,997,026	$670	$490,776	$1,871	$(90,220)	$3,358	$406,455

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) prior to allocation of noncontrolling interest	$333	$(334,380)
Adjustments to reconcile net income (loss) prior to allocation of noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	10,500	14,914
Amortization of licenses and software development(1)	176,172	235,385
Goodwill impairment charges	—	118,131
Gain on sale of discontinued operations	—	(2,042)
Loss on disposal of property and equipment	642	2,113
Restructuring charges	2,858	4,752
Amortization of debt issuance costs	332	—
Amortization of interest	438	805
(Gain) loss on investments	(795)	618
Other-than-temporary impairment on investments	—	4,561
Stock-based compensation(2)	9,347	13,595
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(21,634)	(47,738)
Inventory	(4,340)	(3,612)
Licenses	(38,119)	(60,085)
Software development	(127,513)	(213,635)
Prepaid expenses and other current assets	10,764	(16,191)
Accounts payable	12,098	4,960
Accrued and other liabilities	(32,400)	50,790
Income taxes	(7,472)	27,027
Net cash used in operating activities	(8,789)	(200,032)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	18,276	112,156
Proceeds from sales and maturities of trading investments	7,350	—
Purchases of available-for-sale investments	(70,125)	(47,365)
Other long-term assets	45	111
Acquisitions, net of cash acquired	(840)	(2,847)
Net proceeds from sale of discontinued operations	—	2,042
Purchases of property and equipment	(4,556)	(7,881)
Net cash provided by (used in) investing activities	(49,850)	56,216

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	330	8,541
Payment of debt issuance costs	(3,646)	—
Proceeds from issuance of convertible senior notes	100,000	—
Borrowings on secured lines of credit	2,500	26,600
Payment of secured lines of credit	(12,937)	(635)
Net cash provided by financing activities	86,247	34,506
Effect of exchange rate changes on cash	9,854	(9,315)
Net increase (decrease) in cash and cash equivalents	37,462	(118,625)
Cash and cash equivalents — beginning of period	131,858	247,820
Cash and cash equivalents — end of period	$169,320	$129,195

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses.  The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, impairment of goodwill, stock-based compensation, and income taxes.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date, which were revised in the current period to reflect changes in the presentation of minority interests (now referred to as “noncontrolling interests”), but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

We have consolidated the results of THQ*ICE LLC (a joint venture with ICE Entertainment, Inc., a Delaware Corporation) in the condensed consolidated financial statements as we believe we are the primary beneficiary and would receive the majority of expected returns or absorb the majority of expected losses of the entity.

Subsequent Events

We have evaluated subsequent events through the date the financial statements were issued, February 8, 2010.

Fiscal Quarter

For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end. The results of operations for the three and nine months ended December 31, 2009 and 2008 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2009	14 weeks	January 2, 2010
Three months ended December 31, 2008	13 weeks	December 27, 2008
Nine months ended December 31, 2009	40 weeks	January 2, 2010
Nine months ended December 31, 2008	39 weeks	December 27, 2008

2.   Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of December 31, 2009 (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities	$1,250	$—	$(10)	$1,240
Federal agency securities	21,098	23	(26)	21,095
Corporate securities	41,887	128	(34)	41,981
Total short-term investments	64,235	151	(70)	64,316
Long-term investments:
Municipal securities(1)	2,000	—	(150)	1,850
Total long-term investments	2,000	—	(150)	1,850
Total available-for-sale investments	$66,235	$151	$(220)	66,166
Put option				1,985
Trading securities(2)				21,437
Total short-term investments, pledged				23,422
Total investment securities				$89,588

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

Available-for-sale investments

Our entire portfolio of available-for-sale investments, shown in the table above, had a fair value of $66.2 million at December 31, 2009, and inception-to-date net unrealized losses of $0.1 million as of December 31, 2009.  These losses are deemed to be temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments, and are recorded in other comprehensive income (loss).  During the nine months ended December 31, 2009, no securities had an other-than-temporary impairment.

Included in our portfolio of available-for-sale investments are two long-term municipal securities, both auction rate securities (“ARS”), which had a fair value of $1.9 million and inception-to-date unrealized losses of $0.2 million, and have been in a continuous unrealized loss position for more than 12 months.  These losses are temporary as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.

The amount of net unrealized gains on available-for-sale securities that have been included in accumulated other comprehensive income in the three and nine months ended December 31, 2009 were $0.1 million and $0.9 million, respectively.  In addition, in the nine months ended December 31, 2009, we had a pre-tax unrealized holding gain of $3.0 million on our investment in Yuke’s Co., Ltd. (“Yuke’s”) that is classified as available-for-sale and is included in other long-term assets, net (see “Note 6 — Other Long-Term Assets”).

During the nine months ended December 31, 2009 there were $0.6 million of realized gains and no realized losses from sales of available-for-sale securities. Realized gains and losses on sales of available-for-sale securities are recognized in net income on the specific identification basis.

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity, as of December 31, 2009 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$16,499	$16,521
Due after one year through five years	47,736	47,795
Total short-term investments	64,235	64,316
Long-term investments:
Due after one year through five years	500	490
Due after ten years	1,500	1,360
Total long-term investments	2,000	1,850
Total available-for-sale investment securities	$66,235	$66,166

Auction Rate Securities

As of December 31, 2009, we had $1.9 million of ARS classified as long-term available-for-sale investments, and $21.4 million of ARS classified as short-term trading investments, pledged.  In addition, as further discussed below, we held a $2.0 million put option related to the short-term trading ARS that is also classified as short-term investments, pledged.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

In October 2008, we entered into a settlement agreement with UBS, the broker of certain of our ARS (the “UBS Agreement”).  The UBS Agreement provides us with Auction Rate Securities Rights (“Rights”) to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012.  These Rights are a freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option.  Under the UBS Agreement, UBS may, at its discretion, sell the ARS at any time through July 2, 2012 without prior notice, and must pay us par value for the ARS within one day of the settlement.  The put option had a fair value of $2.0 million and is recorded in short-term investments, pledged in our December 31, 2009 condensed consolidated balance sheet along with the underlying ARS which have a fair value of $21.4 million.

In the three months ended December 31, 2009, the put option had a decline in value of $0.4 million which is recorded as a loss in interest and other income (expense), net in the condensed consolidated statement of operations.  Of this $0.4 million loss, $0.3 million relates to an ARS which was settled in the three months ended December 31, 2009, and is offset by a gain of $0.3 million on the settlement of the underlying ARS.  The remaining loss on the put option of $0.1 million relates to trading securities still held by us at December 31, 2009, for which there is an offsetting gain of $0.1 million related to changes in their fair value.  In aggregate, the gains from trading securities net against the loss recognized on the put option.

In the nine months ended December 31, 2009, the put option had a decline in value of $2.6 million which is recorded as a loss in interest and other income (expense), net in the condensed consolidated statement of operations.  Of this $2.6 million loss, $1.0 million relates to an ARS which was settled in the nine months ended December 31, 2009, and is offset by a gain of $1.0 million on the settlement of the underlying ARS.  The remaining loss on the put option of $1.6 million relates to trading securities still held by us at December 31, 2009, for which there is an offsetting gain of $1.7 million related to changes in their fair value.  In aggregate, the gains from trading securities net almost entirely against the loss recognized on the put option.

There was no other activity related to our securities classified as trading other than the activity pertaining to the UBS ARS portfolio as described above.

Additionally, pursuant to the UBS Agreement, we have the ability to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continue to be illiquid or until June 30, 2010 (see “Note 9 — Secured Credit Lines”) and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  The credit line is secured by certain of our ARS held with UBS, which have a par value of $23.4 million and a fair value of $21.4 million at December 31, 2009.  At December 31, 2009, we had $13.9 million in borrowings outstanding under the UBS Agreement.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,018	$—	$—	$12,018
Short-term investments:
Municipal securities	—	1,240	—	1,240
Federal agency securities	—	21,095	—	21,095
Corporate securities	—	41,981	—	41,981
Short-term investments, pledged:
Student loan ARS	—	—	21,437	21,437
Put option	—	—	1,985	1,985
Long-term investments:
Municipal securities	—	—	1,850	1,850
Investment in Yuke’s	6,872	—	—	6,872
Total	$18,890	$64,316	$25,272	$108,478

Level 3 assets primarily consist of ARS, the majority of which are AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by monoline bond insurance companies.  Substantially all of the remaining securities are backed by monoline bond insurance companies. We historically invested in these securities as part of our cash management program.  However, the lack of liquidity in these credit markets has prevented us and other investors from selling these securities.  As such, $1.9 million of these investments, not subject to the UBS Agreement, are classified as long-term at December 31, 2009 to reflect the lack of liquidity.  We believe we have the ability to, and intend to, hold these ARS classified as available-for-sale until the auction process recovers.  All of the securities are investment grade securities, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

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

The following table provides a summary of changes in fair value of our Level 3 financial assets in the nine months ending December 31, 2009:

Level 3 Fair Value Measurements
Balance at March 31, 2009	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	154
Included in accumulated other comprehensive income (loss)	116
Purchases, sales, issuances and settlements, net	(8,230)
Transfers out of Level 3	(2,411)
Balance at December 31, 2009	$25,272

Transfers out of Level 3 represent ARS for which we received a call notice prior to September 30, 2009.  Accordingly, these ARS were valued using Level 1 inputs and were classified as short-term investments in the condensed consolidated financial statements at September 30, 2009.  In the three months ended December 31, 2009, these ARS were settled at par.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit lines approximate fair value based on their short-term nature.

The book value and fair value of our convertible senior notes at December 31, 2009 was $100.0 million and $94.4 million, respectively; we estimated the fair value based on level 2 inputs, specifically, inputs other than level 1 that are observable.

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income (expense), net in the condensed consolidated statements of operations.

At December 31, 2009 and March 31, 2009, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $64.4 million and $67.2 million, respectively, with a fair value that approximates zero at both December 31, 2009 and March 31, 2009.  We estimated the fair value of these contracts using level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gains recognized from these contracts during the three and nine months ended December 31, 2009 were $0.8 million and $2.5 million, respectively.  The net losses recognized from these contracts during the three and nine months ended December 31, 2008 were $2.2 million and $3.0 million, respectively.  These gains and losses are included in interest and other income (expense), net in our condensed consolidated statements of operations.

Additionally, during the nine months ended December 31, 2009, we entered into foreign exchange forward contracts related to cash flow hedging activities in the notional amount of $29.2 million.  These contracts were settled during the three and nine months ended December 31, 2009 and resulted in a loss of $0.7 million, which is included in interest and other income (expense), net in our condensed consolidated statements of operations.  There were no such cash flow hedge activities in the three and nine months ended December 31, 2008.

3.   Licenses

Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our balance sheet as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor.  When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) and as a liability (accrued royalties) when payable rather than upon execution of the contract.  Both of these types of contractual obligations are disclosed in “Note 12 — Commitments and Contingencies.”  Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated product sales within one year from the balance sheet date and long-term assets and long-term liabilities if such royalty payments relate to anticipated product sales after one year from the balance sheet date.

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

Licenses are expensed to cost of sales — license amortization and royalties at the higher of (i) the contractual royalty rate based on actual net product sales related to such license or (ii) an effective rate based upon total projected revenue related to such license.  If actual revenues or revised forecasted revenues fall below the initial forecasted revenue for a particular license, the charge to cost of sales — license amortization and royalties expense may be larger than anticipated in any given quarter. During the nine months ended December 31, 2009 we recorded an impairment of $5.4 million related to one of our kids’ licenses.  As of December 31, 2009, the net carrying value of our licenses was $153.7 million.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales — software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  As of December 31, 2009, the net carrying value of our software development was $161.1 million.

In the three months ended December 31, 2008, we recorded non-cash charges of $29.8 million related to the write-off of capitalized software for games that were cancelled as part of our fiscal 2009 business realignment.

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

5.   Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets.  Intangible assets are included in other long-term assets, net, except licenses and software development, which are reported separately in the condensed consolidated balance sheets.  Other intangible assets are as follows (in thousands):

		December 31, 2009			March 31, 2009
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Software technology	2-5 years	$4,009	$(1,809)	$2,200	$3,955	$(930)	$3,025

Trade names	3-10 years	1,102	(572)	530	1,282	(624)	658

Non-compete / Employment contracts	1.5-6.5 years	633	(633)	—	633	(615)	18
Total other intangible assets		$5,744	$(3,014)	$2,730	$5,870	$(2,169)	$3,701

Amortization of other intangible assets was $0.2 million and $1.0 million for the three and nine months ended December 31, 2009, respectively, and $0.6 million and $1.3 million for the three and nine months ended December 31, 2008, respectively.  Finite-lived other intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years, and are assessed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

The following table summarizes the estimated amortization expense of other intangible assets for each of the next five fiscal years and thereafter (in thousands):

Fiscal Year Ending March 31,
Remainder of 2010	$175
2011	703
2012	703
2013	703
2014	352
Thereafter	94
$2,730

6.   Other Long-Term Assets

In addition to other intangible assets, other long-term assets include our investment in Yuke’s, a Japanese video game developer.  We own less than a 20% interest in Yuke’s, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of other comprehensive income (loss) until realized.  For the nine months ended December 31, 2009, the pre-tax unrealized holding gain related to our investment in Yuke’s was $3.0 million.  For the nine months ended December 31, 2008 the pre-tax unrealized holding loss related to our investment in Yuke’s was $0.5 million.  As of December 31, 2009, the inception-to-date unrealized holding gain on our investment in Yuke’s was $3.7 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of December 31, 2009 and March 31, 2009 are as follows (in thousands):

	December 31, 2009	March 31, 2009
Investment in Yuke’s	$6,872	$3,847
Other intangible assets (see Note 5)	2,730	3,701
Deferred financing costs	2,941	—
Other	2,480	2,931
Total other long-term assets	$15,023	$10,479

7.   Balance Sheet Details

Inventory.  Inventory at December 31, 2009 and March 31, 2009 consists of the following (in thousands):

	December 31,	March 31,
	2009	2009
Components	$1,633	$2,225
Finished goods	22,874	23,560
Inventory	$24,507	$25,785

Property and Equipment, net.  Property and equipment, net at December 31, 2009 and March 31, 2009 consists of the following (in thousands):

	Useful	December 31,	March 31,
	Lives	2009	2009
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	54,013	50,382
Furniture, fixtures and equipment	5 yrs	7,379	7,705
Leasehold improvements	3-6 yrs	13,303	12,686
Automobiles	2-5 yrs	76	58
		75,902	71,962
Less: accumulated depreciation		(46,559)	(38,451)
Property and equipment, net		$29,343	$33,511

Depreciation expense associated with property and equipment amounted to $3.1 million and $9.8 million for the three and nine months ended December 31, 2009, respectively, and $4.4 million and $13.6 million for the three and nine months ended December 31, 2008, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at December 31, 2009 and March 31, 2009 consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
Accrued liabilities	$31,810	$31,108
Accrued compensation	30,947	27,058
Accrued venture partner expense	6,679	56,692
Deferred revenue, net	33,452	11,606
Accrued third-party software developer milestones	14,478	21,526
Accrued royalties	77,908	42,150
Accrued and other current liabilities	$195,274	$190,140

Deferred revenue, net includes the deferral of total net sales from packaged software products bundled with online services that are considered to be more-than-inconsequential to the software product and for which we have significant post-sale obligations to provide the online services.  Such amounts are recognized ratably over the estimated service period of six months beginning the month after initial sale.  Also included in deferred revenue, net are certain products sold to customers with a street date (the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date.  At December 31, 2009 and March 31, 2009, the deferred costs related to deferred revenue, net were $7.5 million and $6.3 million, respectively, and are included within software development and prepaid expenses and other current assets in our condensed consolidated balance sheet.

Accrued venture partner expense consists of the preferred payments owed to JAKKS Pacific, Inc. (“Jakks”) for WWE video games sold under a license granted by World Wrestling Entertainment, Inc. for the period beginning July 1, 2006 and ending December 31, 2009.  On August 17, 2009, we entered into a settlement agreement with Jakks that established the preferred payment rate owed to Jakks at a rate 40% lower than the previous contract rate.  We had been accruing this expense at the contract payment rate that expired June 30, 2006, which, prior to the settlement, was the best basis available upon which to estimate this expense.  As a result of establishing the preferred payment rate for the period under dispute, we revised our previous estimate which resulted in a one-time reduction in accrued venture partner expense of $24.2 million, with a corresponding reduction in venture partner expense during the three months ended September 30, 2009.  As part of the settlement, during the three months ended September 30, 2009, we paid Jakks $32.8 million, related to the period beginning July 1, 2006 and ending March 31, 2009, which we had previously not paid, pending the settlement of the preferred return rate matter.

Other Long-Term Liabilities.  Other long-term liabilities at December 31, 2009 and March 31, 2009 consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
Accrued royalties	$72,499	$19,986
Unrecognized tax benefits and related interest	1,611	5,158
Deferred rent	5,302	4,434
Accrued liabilities	15,846	3,925
Other long-term liabilities	$95,258	$33,503

8.   Restructuring

During fiscal year 2009, we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We significantly realigned our business to focus on fewer, higher quality games, and have established an operating structure that supports our more focused product strategy.  The realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel.

As a result of these initiatives, we recorded $0.3 million and $2.9 million in restructuring charges for the three and nine months ended December 31, 2009, respectively.  Restructuring charges include the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  Additional facility-related charges may be recorded in future periods in the event actual and estimated sublease income changes.

The following tables summarize the significant components and activity under the restructuring plan for the three and nine months ended December 31, 2009 (in thousands) and the related restructuring reserve balances.

Three months ended December 31, 2009	Lease and Contract Terminations	Net Asset Impairments	Total

Balance as of September 30, 2009	$5,165	$—	$5,165
Charges to operations	176	160	336
Non-cash write-offs	—	(160)	(160)
Cash payments	(2,640)	—	(2,640)
Foreign currency and other adjustments	244	—	244
Balance as of December 31, 2009	$2,945	$—	$2,945

Nine months ended December 31, 2009	Lease and Contract Terminations	Net Asset Impairments	Total

Balance as of March 31, 2009	$5,056	$—	$5,056
Charges to operations	1,729	1,129	2,858
Non-cash write-offs	—	(1,129)	(1,129)
Cash payments	(4,130)	—	(4,130)
Foreign currency and other adjustments	290	—	290
Balance as of December 31, 2009	$2,945	$—	$2,945

The restructuring reserve at December 31, 2009 relates to future lease payments and is classified in the condensed consolidated balance sheet as $1.6 million in accrued and other current liabilities and $1.3 million in other long-term liabilities.

We recorded $4.8 million in restructuring charges for the three and nine months ended December 31, 2008, of which $3.7 million related to lease and contract terminations and $1.1 million related to net asset impairments.

On February 3, 2010, we announced that we are refocusing two of our development studios on the creation of games for digital distribution (see “Note 21 — Subsequent Events”).

9.   Secured Credit Lines

In October 2008, we obtained a line of credit with UBS in conjunction with the ARS settlement agreement (see “Note 2 — Investment Securities”), which allows for borrowings of up to 75% of the market value of the ARS, as determined by UBS.  Borrowings under the line of credit are due on demand and are secured by certain of our ARS held with UBS, which have a par value of $23.4 million and a fair value of $21.4 million at December 31, 2009.  As long as any borrowings are outstanding under the line of credit, all interest, dividends, distributions, premiums, and other income and payments received into our ARS investment account at UBS will be automatically transferred to UBS as payments on the line of credit.  Additionally, proceeds from any liquidation, redemption, sale or other disposition of all or part of the ARS will be automatically transferred to UBS as payments.  If these payments are insufficient to pay all accrued interest on the borrowings by the monthly due date, then UBS will either require us to make additional interest payments or, at UBS’ discretion, capitalize unpaid interest as an additional advance.  UBS’ intent is to cause the interest rate payable by us to be equal to the weighted average interest or dividend rate payable to us on the ARS pledged as collateral.  Upon cancellation of the line of credit, we will be reimbursed for any amount paid in interest on the line of credit that exceeds the income on the ARS.  There was $13.9 million in borrowings outstanding, at an interest rate of 0.68%, on this line of credit at December 31, 2009.

In December 2008, we obtained a margin account at Wells Fargo & Company; this account was closed in the three months ended December 31, 2009.

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at December 31, 2009, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; the maximum number of shares to be issued under which cannot exceed 14.7 million.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as other long-term assets, net in the condensed consolidated balance sheet at December 31, 2009; these costs are being amortized on a straight-line basis over the term of the Notes.  Amortization expense associated with these costs was $0.2 million and $0.3 million in the three and nine months ended December 31, 2009, respectively, and is classified as interest and other income (expense), net in the condensed consolidated statements of operations.  Additionally, interest expense related to the Notes was $1.2 million and $1.8 million in the three and nine months ended December 31, 2009, respectively, and is classified as interest and other income (expense), net in the condensed consolidated statements of operations.

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  As of December 31, 2009, we incurred fees totaling $0.6 million related to the initiation of the Credit Facility, of which $0.4 million was a closing fee paid to B of A.  We will be required to pay other customary fees, including an unused line fee based on usage under the Credit Facility.  At December 31, 2009, we had no borrowings under the Credit Facility and $35.0 million of available borrowing capacity.  In the three and nine months ending December 31, 2009, we incurred unused line fees amounting to less than $0.1 million; these fees are classified as general and administrative expenses in the condensed consolidated statements of operations.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an “Obligor”) and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor’s ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations). In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due there under, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods). At December 31, 2009 we were in compliance with all covenants related to the Credit Facility.

12.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2010	$27,156	$802	$3,848	$13,923	$91	$45,820
2011	87,983	8,167	14,909	—	6,653	117,712
2012	30,853	14,054	13,463	—	6,582	64,952
2013	16,600	3,750	10,227	—	4,000	34,577
2014	12,000	1,603	9,084	—	4,000	26,687
Thereafter	32,500	2,000	10,986	100,000	—	145,486
	$207,092	$30,376	$62,517	$113,923	$21,326	$435,234

(1)      Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2009 are $207.1 million.  License/software development commitments in the table above include $118.7 million of commitments to licensors that are included in our condensed consolidated balance sheet as of December 31, 2009 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)          Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2016.  Most of our leases contain rent escalations.  Of these obligations, $1.6 million and $1.3 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the December 31, 2009 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 business realignment. We expect to receive $0.2 million, $0.6 million, $0.1 million in sublease rental income in the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, under non-cancelable sublease agreements.

(4)          Secured Credit Line.  In fiscal 2009, we obtained a line of credit with UBS. There was $13.9 million in borrowings outstanding on the UBS line of credit at December 31, 2009.  See “Note 9 — Secured Credit Lines” in the notes to the condensed consolidated financial statements.

Convertible Senior Notes.  On August 4, 2009 we issued $100.0 million principal amount of 5.00% convertible senior notes due August 15, 2014 (“Notes”).  The Notes will pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and will be convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.7 million of interest in fiscal 2010, $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate $25.2 million in interest payments over the term of the Notes.  See “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements.

(5)          Other.  As discussed more fully in the Terminated Proceedings section of this footnote, specifically the Agreement between THQ and Jakks, the amounts payable to Jakks totaling $20.0 million are reflected in the table above.  The present value of these amounts is included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet at December 31, 2009.  None of the other commitments included in the table above are included as current or long-term liabilities in our December 31, 2009 condensed consolidated balance sheet.

(6)          We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At December 31, 2009, we had $6.0 million of unrecognized tax benefits.  See “Note 16 — Income Taxes” for further information regarding the unrecognized tax benefits.

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

Litigation

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proceedings

On December 22, 2009, THQ Inc. (“THQ”) entered into settlement agreements with World Wrestling Entertainment, Inc. (“WWE”) and JAKKS Pacific, Inc. (“Jakks”) resolving all disputes among the parties related to the WWE video game license and the THQ / Jakks Pacific, LLC (“LLC”) joint venture.  Additionally, THQ entered into an agreement with Jakks which terminated, as of December 31, 2009, both the LLC and the license that the LLC held with the WWE.  In connection with the settlement agreements, we recorded $29.5 million in venture partner expense in the condensed consolidated statements of operations during the three months ended December 31, 2009. The material terms of the WWE Settlement Agreement, the Agreement and the Jakks Settlement Agreement (each as defined below, and collectively, the “Agreements”) are summarized below.

Background of the Litigation

On June 10, 1998, the WWE and the LLC entered into a video game license agreement which granted the LLC exclusive worldwide rights to publish video games based upon WWE content (the “License”).  The term of the License expired on December 31, 2009, but was subject to the LLC’s option to renew the License for an additional five years in certain circumstances.

On October 19, 2004, WWE filed a lawsuit in the United States District Court for the Southern District of New York (the “Federal Court”) against Jakks, THQ, the LLC, and others, alleging, among other claims, improper conduct by Jakks, certain executives of Jakks, an employee of WWE and an agent of WWE in granting the License to the LLC.  The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the License is void.  On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant  (collectively, all claims in the Federal

Court are referred to as the “Federal Court Claims”).  On March 31, 2006, the Federal Court granted the defendants’ motions to dismiss claims under the Robinson-Patman Act and the Sherman Act.  On December 21, 2007, the Federal Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Federal Court’s March 2006 order dismissing WWE’s antitrust claims.  The Federal Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE appealed the Federal Court’s rulings, and on May 19, 2009 the Second Circuit Court of Appeal denied the WWE’s appeal.

On October 12, 2006, WWE filed a lawsuit against THQ and the LLC in the Superior Court of the State of Connecticut (the “Connecticut Court”), alleging that THQ’s agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the License prohibiting sublicenses without WWE’s written consent.  The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the License and seek monetary damages (the “Sublicense Claims”).  On December 28, 2007, following the Federal Court’s dismissal of all Federal Court Claims, the Connecticut Court granted WWE’s request to amend its pleadings to assert the state law claims that were originally filed in the Federal Court (the “State Law Claims”).  On July 1, 2008, THQ filed a cross-complaint against Jakks, alleging that, if WWE’s allegations in the Connecticut Court are found to be true, then Jakks breached its contractual, fiduciary and other duties to THQ (the “Connecticut Cross Action”).  On August 29, 2008, the Connecticut Court entered summary judgment against WWE dismissing the State Law Claims, leaving only the Sublicense Claims remaining.  The Connecticut Court subsequently denied WWE’s request for a rehearing on the State Law Claims.  On December 31, 2008, WWE appealed the dismissal of the State Law Claims (the “Connecticut Appeal”).

On June 27, 2009, Jakks advised THQ that it intended unilaterally to send a notice of renewal of the License on behalf of the LLC.  On June 29, 2009, THQ filed a complaint for declaratory relief in California Superior Court, seeking a declaration that Jakks cannot unilaterally renew the License; that THQ need not consent to such renewal; and that a certain non-competition provision in the LLC operating agreement is void and unenforceable.  On June 30, 2009, THQ filed a demand for arbitration pursuant to the terms of the LLC operating agreement on its claim that the non-competition provision in the LLC operating agreement is unenforceable (the “California Arbitration”).  Jakks, purporting to act on behalf of the LLC, sent WWE a notice on June 30, 2009 asserting that the LLC was exercising the renewal right of the License for an additional five years.  Jakks also filed a demand for arbitration in New York with respect to the same issues that are the subject of THQ’s declaratory relief action in California, as well as an additional claim for alleged breach of fiduciary duty by THQ (the “New York Arbitration”).  On July 2, 2009, Jakks also filed a petition in Supreme Court for the State of New York to compel THQ to participate in the arbitration it filed in New York and enjoin THQ from proceeding with the California Arbitration (the “NY Petition”).  On August 3, 2009, Jakks filed a demurrer to THQ’s declaratory relief action in California.  On August 25, 2009, WWE requested permission from the California Superior Court to file a complaint in intervention in THQ’s declaratory relief action in California.  The California Superior Court denied that request and WWE appealed that decision.  On September 10, 2009, WWE filed its own declaratory relief action in California Superior Court, seeking an order that the non-competition provision in the LLC operating agreement is unenforceable and an order enjoining the enforcement of that provision.

Settlement Agreement between THQ and WWE (the “WWE Settlement Agreement”)

On December 22, 2009, THQ and WWE entered into the WWE Settlement Agreement.  The WWE Settlement Agreement provides that (i) THQ will pay $13,175,000 to the WWE; (ii) WWE will dismiss with prejudice all remaining claims against THQ, Jakks and the LLC pending in the Connecticut Court (including the Connecticut Appeal) and the California courts; and (iii) THQ and WWE will release claims against each other (including claims against Brian Farrell) as more fully specified in the WWE Settlement Agreement.  The WWE Settlement Agreement contained a provision stating that it would not become effective unless and until, prior to December 31, 2009, (a) THQ and WWE entered into a new license agreement for WWE video games, (b) WWE enters into a release agreement with Jakks, and (c) THQ enters into a settlement agreement with Jakks.  The WWE Settlement Agreement became effective on December 22, 2009.  Accordingly, in December 2009, THQ paid $13,175,000 to WWE and WWE has dismissed or withdrawn, with prejudice, all remaining claims against THQ, Jakks and the LLC pending in the Connecticut Court, including the Connecticut Appeal.  Additionally, WWE has abandoned its appeal of the California Superior Court decision regarding the complaint in intervention and dismissed, with prejudice, the declaratory relief action filed in the California Superior Court.

Agreement between THQ and Jakks (the “Agreement”)

On December 22, 2009, THQ and Jakks entered into the Agreement.  The Agreement (i) terminated the LLC operating agreement and provides for the parties to dissolve the LLC as of December 31, 2009; (ii) vests ownership of, and all right, title and interest in and to, all assets, obligations and liabilities of the LLC, including, but not limited to, intellectual property belonging to the LLC in THQ, effective January 1, 2010; (iii) allows THQ to enter into a video game license with WWE effective January 1, 2010; and (iv) provides that the LLC shall not renew the License and that any notice of renewal sent to the WWE shall be of no force and effect and thus the License shall terminate as of December 31, 2009.  As consideration for the termination provisions set forth in the Agreement, THQ agreed to pay Jakks a total of $20 million as follows: (a) $6 million on or before June 30, 2010; (b) $6 million on or before June 30, 2011; (c) $4 million on or before June 30, 2012; and (d) $4 million on or before June 30, 2013.  The present value of these amounts is included in other current liabilities and other long-term liabilities in our December 31, 2009 condensed consolidated balance sheet.  The LLC was dissolved as of December 31, 2009.

Settlement Agreement between THQ and Jakks (the “Jakks Settlement Agreement”)

On December 22, 2009, THQ and Jakks entered into the Jakks Settlement Agreement.  The Jakks Settlement Agreement provides that (i) THQ shall make the payments to Jakks as set forth in the Agreement; (ii) THQ will dismiss and/or withdraw with prejudice all claims against Jakks pending in the Connecticut Cross Action, the California Superior Court and the California Arbitration; (iii) Jakks will dismiss and/or withdraw with prejudice all claims against THQ pending in the NY Arbitration and the NY Petition.  THQ and Jakks released all claims against each other as more fully described in the Jakks Settlement Agreement.  As of December 31, 2009, (1) THQ dismissed and/or withdrew, with prejudice, all claims against Jakks pending in the Connecticut Cross Action, the California Superior Court and the California Arbitration and (2) Jakks dismissed and/or withdrew, with prejudice all claims against THQ pending in the NY Arbitration and the NY Petition.

The above summaries of the Agreements are not complete statements of the parties’ rights and obligations thereunder.  The above statements are qualified in their entirety by reference to the Agreements.

13.   Goodwill Impairment

In the three months ended December 31, 2008, specifically in the latter half of that fiscal quarter, our stock price declined significantly, resulting in a market capitalization that was substantially below the carrying value of our net assets.  In addition, the unfavorable macroeconomic conditions and uncertainties had adversely affected our environment.  As a result, in connection with the preparation of the financial statements for our fiscal quarter ended December 31, 2008, we performed an interim goodwill impairment test.

We performed the first step of the two-step impairment test, which includes comparing the fair value of our single reporting unit to its carrying value.  Due to market conditions at the time of the test, our analysis was weighted towards the market value approach, which is based on recent share prices, and includes a control premium based on recent transactions that have occurred within our industry, to determine the fair value of our single reporting unit.  We concluded that the fair value of our single reporting unit was less than the carrying value of our net assets and thus performed the second step of the impairment test.  Our step two analysis involved preparing an allocation of the estimated fair value of our reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination.  Based on our analysis, we recorded goodwill impairment charges of $118.1 million during the three months ended December 31, 2008, representing the entire amount of our previously recorded goodwill at that date.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of December 31, 2009, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of December 31, 2009, we had 5,481,079 shares under the LTIP available for grant.

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

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan, as amended and restated (“ESPP”).   Under the ESPP, up to 1,500,000 shares of our common stock may be purchased by eligible employees during nine-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an “Offering Period”).  The first business day of each Offering Period is referred to as the “Offering Date.”  The last business day of each Offering Period is referred to as the “Purchase Date.”  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date. The fair value of the ESPP options granted is amortized over the offering period.

Any references we make to unspecified “stock-based compensation” and “stock-based awards” are intended to represent the collective group of all our awards and purchase opportunities:  stock options, PARS, PARSUs, DSUs, RSUs and ESPP options.  Any references we make to “nonvested shares” and “vested shares” are intended to represent our PARS, PARSU, DSU and RSU awards.

For the three and nine month periods ended December 31, 2009 and 2008, stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of sales – software amortization and royalties	$1,359	$2,629	$2,726	$4,357
Product development	856	(181)	2,021	1,691
Selling and marketing	447	345	848	2,026
General and administrative	1,297	1,880	3,752	5,455
Stock-based compensation expense before income taxes	$3,959	$4,673	$9,347	$13,529

As discussed in “Note 4 – Software Development,” we capitalize relevant amounts of stock-based compensation expense.  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2009	$2,373
Stock-based compensation expense capitalized during the period	1,936
Amortization of capitalized stock-based compensation expense	(2,726)
Balance at December 31, 2009	$1,583

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the nine months ended December 31, 2009 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options granted during the nine months ended December 31, 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock’s historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of options is based on the US Treasury yield in effect at the time of grant.  The weighted-average grant-date fair value of options granted during the three and nine months ended December 31, 2009 was $2.30 and $2.77, respectively, and $2.32 and $3.42 during the three and nine months ended December 31, 2008, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
Stock Option Grants	2009	2008	2009	2008
Dividend yield	—%	—%	—%	—%
Anticipated volatility	67%	51%	65%	46%
Weighted-average risk-free interest rate	1.4%	1.4%	1.5%	1.8%
Expected lives	3.0 years	3.0 years	3.0 years	3.0 years

The fair value of our ESPP options for the six month offering periods that began on September 1, 2009, and September 2, 2008, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $1.89 and $3.98, respectively.

Employee Stock Purchase Plan	September 1, 2009	September 2, 2008
Dividend yield	—%	—%
Anticipated volatility	85%	37%
Weighted-average risk-free interest rate	0.2%	1.9%
Expected lives	0.5 years	0.5 years

A summary of our stock option activity for the nine months ended December 31, 2009, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2009	8,825	$17.84
Granted	4,019	$6.27
Exercised	(70)	$4.74
Forfeited/expired/cancelled	(3,086)	$15.91
Outstanding at December 31, 2009	9,688	$13.75	3.3	$1,228
Vested and expected to vest	8,805	$14.14	3.2	$1,091
Exercisable at December 31, 2009	3,833	$20.70	2.0	$186

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at December 31, 2009.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at December 31, 2009.  The aggregate intrinsic value of stock options exercised was $21,000 and $95,000 during the three and nine months ended December 31, 2009, respectively, and $2.6 million during the nine month period ended December 31, 2008. There were no stock options exercised during the three months ended December 31, 2008.

A summary of the status of our nonvested shares as of December 31, 2009 and changes during the nine months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2009	719	$20.09
Granted	39	6.51
Vested	(67)	15.63
Forfeited/cancelled	(146)	21.15
Nonvested shares at December 31, 2009	545	19.18

The unrecognized compensation cost that we expect to recognize related to our nonvested stock-based awards at December 31, 2009, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at December 31, 2009	Weighted- Average Period (in years)
Stock options	$13,298	1.4
Nonvested shares	4,174	1.9
ESPP	95	0.2
	$17,567

Cash received from exercises of stock options for the nine months ended December 31, 2009 and 2008 was $0.3 million and $8.5 million, respectively.  The actual tax benefit realized for the tax deductions related to stock-based awards totaled zero for the nine months ended December 31, 2009 and 2008.

During the nine months ended December 31, 2009 we increased additional paid-in capital by $4.1 million (net of tax of $0.2 million) related to a reduction in our unrecognized tax benefits, primarily related to favorable resolutions of U.S. federal income tax examinations for the years March 31, 2004 through March 31, 2005.

The fair value of all our stock-based awards that vested during the three and nine months ended December 31, 2009 was $2.0 million and $10.3 million, respectively.  The fair value of all our stock-based awards that vested during the three and nine months ended December 31, 2008 was $1.3 million and $13.5 million, respectively.

Non-Employee Stock Warrants. In prior years, we have granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual properties.  The warrants generally vest upon grant and are exercisable over the term of the warrant.  The exercise price of these warrants is equal to the fair market value of our common stock at the date of grant.  No stock warrants were granted or exercised during the nine months ended December 31, 2009 and 2008, however, warrants for 240,000 shares expired, unexercised in the three months ended December 31, 2009.

At December 31, 2009, we had 150,000 stock warrants outstanding with an exercise price of $10.45 per share.

We measure the fair value of our warrants on the measurement date. The fair value of each stock warrant is capitalized and amortized to expense when the related product is released and the related revenue is recognized. Additionally, as more fully described in “Note 3 — Licenses,” the recoverability of intellectual property licenses is evaluated on a quarterly basis with amounts determined as not recoverable being charged to expense. In connection with the evaluation of capitalized intellectual property licenses, any capitalized amounts for related third-party stock warrants are additionally reviewed for recoverability with amounts determined as not recoverable being amortized to expense. For the three months ended December 31, 2009 and 2008, $42,000 and $128,000 respectively, was amortized and included in cost of sales — license amortization and royalties expense.  For the nine months ended December 31, 2009 and 2008, $127,000 and $383,000 respectively, was amortized and included in cost of sales — license amortization and royalties expense.

15.   Capital Stock Transactions

As of December 31, 2009 we had $28.6 million authorized and available for repurchases of our common stock.  During the nine months ended December 31, 2009 and during the fiscal year ended March 31, 2009, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

16.  Income Taxes

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

Our income tax benefit for the three and nine months ended December 31, 2009 was $3.1 million and $2.0 million, respectively, as compared to an income tax benefit of $5.8 million and an income tax expense of $37.9 million in the same periods last fiscal year.  These amounts represent effective tax rates for the three and nine months ended December 31, 2009 of 102% (benefit on a loss) and 121% (benefit on a loss), respectively, as compared to effective tax rates of 2.9% (benefit on a loss) and 12.7% (provision on a loss), in the same periods last fiscal year, respectively.  The rate for the three and nine months ended December 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to:

•                  fluctuations in the use of domestic net operating losses which are fully valued,

•                  recognition of $1.7 million in tax benefits due to the resolution of federal tax audit in the second quarter of fiscal 2010, and

•                  a change in tax law in the third quarter of fiscal 2010, that allowed for an additional $3.6 million of net operating loss carry-back.

The rate for the three and nine months ended December 31, 2008 differs from the U.S federal statutory rate of 35% primarily due recording of a valuation allowance of $113.2 million against our deferred tax assets during the nine months ended December 31, 2008, and the recording of a $118.1 million goodwill impairment charge (the majority of which was not tax deductible).

Our unrecognized tax benefits increased by $1.5 million in the three months ended December 31, 2009, from $4.5 million at September 30, 2009 to $6.0 million at December 31, 2009, of which $5.8 million would impact our effective tax rate if recognized.  The increase of $1.5 million in our unrecognized tax benefits in the three months ended December 31, 2009 relates primarily to foreign income tax refunds that are subject to local jurisdiction approval.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, Benelux, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, Luxembourg, Singapore, Spain, Switzerland, and United Kingdom.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  We are no longer subject to any significant U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under a California state audit for years 2002 - 2007.  Management believes that its accrual for tax liabilities is adequate for all open audit years.  Due to the inherent uncertainty of the resolution of our state tax audits, we are not able to determine the timing and recognition of our unrecognized tax benefits.  Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of December 31, 2009, we had no amounts accrued for interest and for the potential payment of penalties.

17.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our ESPP, and the conversion of the Notes (see “Note 10 — Convertible Senior Notes”).  Under the provisions of the if-converted method, the Notes are assumed to have been converted at the beginning of the respective period or at the time of issuance if later, and are included in the denominator of the diluted calculation and the after-tax interest expense and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation.  However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation is dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
Net income (loss) attributable to THQ Inc. used to compute basic earnings (loss) per share	$542	$(191,754)	$1,381	$(334,238)

Weighted-average number of shares outstanding — basic	67,525	66,997	67,488	66,769
Dilutive effect of potential common shares	179	—	246	—
Number of shares used to compute earnings (loss) per share — diluted	67,704	66,997	67,734	66,769

For the three and nine months ended December 31, 2009, the result of the if-converted calculation applied to our Notes issued on August 4, 2009, was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted earnings per share calculation.  Additionally, after-tax interest expense and amortization of debt issuance costs in connection with the Notes totaling $1.4 million and $2.1 million (net of tax of zero; see “Note 16 — Income Taxes” for further information) in the three and nine month periods ended December 31, 2009, respectively, was not added back to the numerator of the diluted calculation.

For the three and nine months ended December 31, 2009, we excluded 9.9 million and 9.4 million potential common shares from the computation of diluted earnings per share as their inclusion would have been antidilutive.

As a result of our net loss for the three and nine months ended December 31, 2008, we have excluded 10.2 million, and 8.4 million potential common shares, respectively, from the computation of diluted loss per share as their inclusion would have been antidilutive.

Had we reported net income for the three and nine month periods ended December 31, 2008, an additional 0.4 million and 0.7 million shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share.

18.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and personal computers.  The following information sets forth geographic information on our net sales and total assets for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2009
Net sales to unaffiliated customers	$226,638	$106,479	$23,561	$356,678
Total assets	644,857	114,413	37,978	797,248

Nine months ended December 31, 2009
Net sales to unaffiliated customers	$445,423	$208,298	$47,748	$701,469

Three months ended December 31, 2008
Net sales to unaffiliated customers	$212,220	$124,906	$20,184	$357,310
Total assets	622,828	131,506	28,619	782,953

Nine months ended December 31, 2008
Net sales to unaffiliated customers	$363,572	$253,132	$43,000	$659,704

Information about THQ’s net sales by platform for the three and nine months ended December 31, 2009 and 2008 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2009	2008	2009	2008
Consoles
Microsoft Xbox 360	$62,204	$91,631	$181,356	$131,738
Nintendo Wii	90,371	63,433	113,023	117,241
Sony PlayStation 3	57,362	47,964	153,096	66,239
Sony PlayStation 2	32,498	49,009	47,388	82,697
Other	3	6	8	121
	242,438	252,043	494,871	398,036
Handheld
Nintendo Dual Screen	75,040	63,474	114,902	139,349
Sony PlayStation Portable	24,497	21,753	37,115	43,366
Wireless	2,285	5,942	9,259	17,320
Other	—	132	—	3,262
	101,822	91,301	161,276	203,297

PC	12,418	13,966	45,322	58,371
Total Net Sales	$356,678	$357,310	$701,469	$659,704

19.   Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 (Accounting Standards Codification (“ASC”) Topic 860), “Accounting for Transfers of Financial Assets — an amendment to FASB Statement No. 140,” (“FAS 166”).  The purpose of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011.  The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”).  The purpose of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities.  FAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis, which will be our fiscal year 2011.  We are still evaluating the impact that the adoption of FAS 167 will have on our results of operations, financial position or cash flows.  In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which codified FAS 167.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05 provides additional guidance in determining the fair value of liabilities particularly in circumstances where a quoted price in an active market for an identical liability is not readily available.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, which was our quarter ending December 31, 2009.  The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

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

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary” (“ASU 2010-02”). This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009, which will be our quarter ending March 31, 2010. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which will be our quarter ending March 31, 2010. Disclosures about purchases, sale, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be our fiscal year 2012. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

20.   Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of June 30, 2008 we received $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the three months ended June 30, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statement of operations for the nine months ended December 31, 2008.  Pursuant to the Minick sale agreement, no additional consideration was outstanding as of June 30, 2008.

21.   Subsequent Events

On February 3, 2010, we announced that we are refocusing two of our development studios on the creation of games for digital distribution.  As a result, during the fourth quarter of fiscal 2010, we expect to reduce headcount in these studios by a total of approximately 60 people and record asset impairment and other charges of up to $10.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements regarding industry prospects and future results of operations or financial position. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management’s current beliefs and certain assumptions made by management.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including, but not limited to, business, competitive, economic, legal, political and technological factors affecting our industry, operations, markets, products or pricing. The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

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

Overview

The following is a discussion of our operating results, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 10-K”) and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2008, June 30, 2009, and September 30, 2009.

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

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at children and the mass market to products targeted at core gamers.  Our portfolio of licensed properties includes games based on popular fighting brands such as World Wrestling Entertainment and the Ultimate Fighting Championship; kids, family and casual brands such as DreamWorks Animation, Disney•Pixar, Marvel Entertainment, NBC’s The Biggest Loser, Nickelodeon and Sony’s Jeopardy! and Wheel of Fortune; core gamer brand Warhammer 40,000; as well as others.  In addition to licensed properties, we also develop games based upon our own intellectual properties, including Company of Heroes, Darksiders, de Blob, MX vs. ATV, Red Faction and Saints Row.

Trends Affecting Our Business

The following general trends affecting our business are described in our 2009 10-K and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 and September 30, 2009: general economic conditions, increased concentration in top titles and higher development costs, shifts in kids preferences, foreign currency impact, seasonality, used video games, consumer spending, digital migration and hardware trends.  Each of these trends still affect our business; please refer to such filings for a description of such trends.

In addition to the above continuing trends, the following trend is also affecting our business:

Transition to Digital Distribution of Video Games and Content.  Historically, the video game industry has been cyclical due to the life of video game hardware systems, which have historically had a life cycle of four to six years.  The current cycle began with Microsoft’s launch of the Xbox 360 in 2005 (replacing the Xbox), and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PlayStation 3 (replacing the PlayStation 2 and before that the PlayStation) and the Wii (replacing the GameCube), respectively.  However, we believe that much of the growth in the video game industry will come in online markets such as massively multi-player games (both subscription and free-to-play), casual micro-transaction based games, paid downloadable content and digital downloads of games.  Accordingly, we plan to continue migrating our business from traditional packaged goods to on-line games and digital content.

Our Strategy

In our fiscal year ended March 31, 2009, in order to address the significant trends affecting our business, we updated our strategic plan.  During the December quarter and through the date of this filing, we have executed on these strategies as follows:

Core Games Strategy:  Develop a select number of high quality titles targeted at the core gamer, build franchises through sequels and extend our leadership in the fighting category.  In January 2010, we launched a new original game, Darksiders, which achieved strong critical acclaim with an average Metacritic rating of 83 and commercial success at more than 1.2 million units shipped as of February 8, 2010.  We plan to sequel this game, which represents a new franchise for our Core Games portfolio.  In December 2009, we signed a new, direct eight-year license agreement with World Wrestling Entertainment, Inc. (“WWE”) to publish games based on this leading sports entertainment brand.  We plan to publish games based on WWE annually.  We also plan to release sequels and brand extensions to our popular UFC, Saints Row, MX and Warhammer 40,000 franchises.

Kids, Family and Casual Games Strategy:  Reinvigorate our product portfolio and improve profitability in our kids’ business, as well as building strong mass appeal/family game franchises.  In December 2009, we signed multi-property, multi-year license agreements with DreamWorks Animation to publish games based on Kung Fu Panda: The Kaboom of Doom, Puss in Boots and The Penguins of Madagascar.  During the December 2009 quarter, we launched our first fitness games based on NBC’s The Biggest Loser.  THQ’s The Biggest Loser video game was the #1 best-selling fitness game from an independent publisher in the US this holiday, according to The NPD Group, Inc., and we plan to build on this success with future games based on this brand.  In February 2010, we announced a new multi-year, multi-property license agreement with Sony Consumer Products to publish games based on the popular game shows Wheel of Fortune and JEOPARDY!.  We also plan to build on owned intellectual properties Drawn to Life and World of Zoo in future years.

Online Games Strategy:  Extend our brands into online markets.  We are currently in the process of bringing Company of Heroes Online to Korean and North American markets in fiscal 2011, and we are developing a WWE online game for release initially in Asian markets in fiscal 2011.  In addition, our Vigil Games studio is developing a massively multiplayer online game based on Warhammer 40,000.  In February 2010, we announced a realignment of two of our development studios to focus solely on the creation of digital content and technology.  We renamed them THQ Digital Studios Warrington and THQ Digital Studios Phoenix.  The three main objectives for THQ’s digital studios will be the creation of online-only games based on THQ’s core game brands, the development of new original digital intellectual properties and the delivery of supporting technology to connect consumers to all of THQ’s core games using proprietary technology developed by THQ Digital Studios Warrington.

Overview of Financial Results for the Three and Nine Months Ended December 31, 2009

Our net income attributable to THQ Inc. (“net income”) for the three months ended December 31, 2009 was $0.5 million, or $0.01 per diluted share, compared to a net loss of $191.8 million, or $2.86 per diluted share, for the three months ended December 31, 2008.  Our net income for the nine months ended December 31, 2009 was $1.4 million, or $0.02 per diluted share, compared to a net loss of $334.2 million, or $5.01 per diluted share, for the same period last fiscal year.  Additionally, our net loss in the nine months ended December 31, 2008 included a gain on sale of discontinued operations of $2.1 million, or $0.03 per diluted share.

Our profitability is dependent upon revenues from the sales of our video games.  Net sales remained relatively flat in the three months ended December 31, 2009 as compared to December 31, 2008, at $356.7 million and $357.3 million, respectively.   Net sales in the nine months ended December 31, 2009 increased 6% from the same period last fiscal year, to $701.5 million from $659.7 million.  The increase in net sales in the nine months ended December 31, 2009 was primarily due to sales of UFC 2009 Undisputed at a higher average selling price compared to games sold in the same period last year.

Our profitability is also affected by the costs and expenses associated with developing and publishing our games. These costs and expenses include both cost of sales and operating expenses.  Our gross profit (which is affected by cost of sales) as a percent of net sales, increased 12 points in the three months ended December 31, 2009, to 24% from 12% in the three months ended December 31, 2008.  Our gross profit as a percent of net sales, increased 15 points in the nine months ended December 31, 2009, to 31% from 16% in the nine months ended December 31, 2008.  The increases in our gross profit were primarily due to decreases in software amortization and royalties expense as a percentage of net sales resulting from higher amortization in the same periods last fiscal year due to non-cash charges of $29.8 million related to the write-off of capitalized software for games that were cancelled as part of our fiscal 2009 business realignment, and additional amortization expense as a result of lower projected gross revenues on various titles.

Our profitability is also affected by our operating expenses, which decreased by $156.8 million in the three months ended December 31, 2009, to $85.5 million from $242.3 million in the three months ended December 31, 2008 and decreased $190.2 million in the nine months ended December 31, 2009, to $217.6 million from $407.8 million in the nine months ended December 31, 2008.  The decreases were primarily due to a non-cash goodwill impairment charge of $118.1 million in the three and nine months ended December 31, 2008 and lower costs due to our fiscal 2009 business realignment.

Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash used in operations was $8.8 million for the nine months ended December 31, 2009, as compared to $200.0 million for the same period last fiscal year.  The decrease in cash used was primarily the result of our net income in the nine months ended December 31, 2009 as compared to the same period last fiscal year, adjusted for non-cash goodwill impairment and higher amortization of licenses and software development in the same period last fiscal year. Additionally we had lower investments in software development and licenses in the nine months ended December 31, 2009.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Item 7 to our 2009 10-K, under the caption “Critical Accounting Estimates.”

Results of Operations - Comparison of the Three and Nine Months Ended December 31, 2009 and 2008

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and personal computers, including via the internet.

In the three months ended December 31, 2009, net sales were primarily driven by sales of WWE SmackDown vs. Raw 2010, several new kids and family games and catalog titles.  Net sales decreased by $0.6 million in the three months ended December 31, 2009 as compared to the same period last fiscal year, from $357.3 million to $356.7 million.

In the nine months ended December 31, 2009, net sales were primarily driven by sales of our first game based on the UFC franchise, UFC 2009 Undisputed, as well as WWE SmackDown vs. Raw 2010 and catalog titles.  In the nine months ended December 31, 2009, net sales increased by $41.8 million compared to the same period last fiscal year, from $659.7 million to $701.5 million.

Net Sales by New Releases and Catalog Titles

The following tables detail our net sales by new releases (titles initially released in the respective fiscal year) and catalog titles (titles released in fiscal years previous to the respective fiscal year) for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2009		2008		(Decrease)	Change
New releases	$300,443	84.2%	$303,735	85.0%	$(3,292)	(1.1)%
Catalog	56,235	15.8	53,575	15.0	2,660	5.0
Consolidated net sales	$356,678	100.0%	$357,310	100.0%	$(632)	(0.2)%

	Nine Months Ended December 31,				Increase/	%
	2009		2008		(Decrease)	Change
New releases	$523,521	74.6%	$436,928	66.2%	$86,593	19.8%
Catalog	177,948	25.4	222,776	33.8	(44,828)	(20.1)
Consolidated net sales	$701,469	100.0%	$659,704	100.0%	$41,765	6.3%

Net sales of our new releases were relatively flat, decreasing by $3.3 million in the three months ended December 31, 2009 as compared to the same period last fiscal year.  Net sales were higher in the three months ended December 31, 2008 primarily due to sales of Saints Row 2 in the same period last fiscal year, with no comparable core game title released in the current period.  Additionally, we sold fewer units of WWE SmackDown vs. Raw 2010 as compared to WWE SmackDown vs. Raw 2009, however, this decrease was partially offset by an increase in its average selling price.  These decreases were partially offset by:

•                  an increase in our kids, family and casual business primarily due to sales of games based on new licenses such as The Biggest Loser, and Marvel Super Hero Squad and sales of games based on our Disney•Pixar license led by Cars Race-O-Rama, and

•                  sales of games based on our new core game UFC 2009 Undisputed, which was initially released in the three months ended June 30, 2009.

Net sales of our catalog titles increased slightly, by $2.7 million in the three months ended December 31, 2009, primarily due to an increase in units sold as compared to the same period last fiscal year.

Net sales of our new releases increased by $86.6 million in the nine months ended December 31, 2009 as compared to the same period last fiscal year primarily due to sales of UFC 2009 Undisputed, which was initially released in the three months ended June 30, 2009 on Xbox 360 and PlayStation 3, at a premium price (e.g. MSRP of $59.99 in the United States).  This title was the primary driver of our net sales in the nine months ended December 31, 2009 and has a higher average selling price compared to the titles released in the same period last fiscal year.  The increase in net sales of new releases due to sales of UFC 2009 Undisputed was partially offset by net sales generated in the nine months ended December 31, 2008 from core game title Saints Row 2 which was released in the quarter ended December 31, 2008.

Net sales of our catalog titles decreased by $44.8 million in the nine months ended December 31, 2009 due to fewer units sold as compared to the same period last fiscal year.  Additionally, we had a decrease in the recognition of deferred revenue in the nine months ended December 31, 2009 as compared to the same period last fiscal year.

Net Sales by Territory

The following table details our net sales by territory for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2009		2008		(Decrease)	Change
North America	$226,638	63.5%	$212,220	59.4%	$14,418	6.8%

Europe	106,479	29.9	124,906	35.0	(18,427)	(14.8)
Asia Pacific	23,561	6.6	20,184	5.6	3,377	16.7
International	130,040	36.5	145,090	40.6	(15,050)	(10.4)
Consolidated net sales	$356,678	100.0%	$357,310	100.0%	$(632)	(0.2)%

	Nine Months Ended December 31,				Increase/	%
	2009		2008		(Decrease)	Change
North America	$445,423	63.5%	$363,572	55.1%	$81,851	22.5%

Europe	208,298	29.7	253,132	38.4	(44,834)	(17.7)
Asia Pacific	47,748	6.8	43,000	6.5	4,748	11.0
International	256,046	36.5	296,132	44.9	(40,086)	(13.5)
Consolidated net sales	$701,469	100.0%	$659,704	100.0%	$41,765	6.3%

Net sales in North America increased by $14.4 million in the three months ended December 31, 2009 as compared to the same period last fiscal year primarily due to sales of games based on new licenses such as The Biggest Loser, Marvel Super Hero Squad and UFC 2009 Undisputed as well as an increase in sales of games based on our Disney•Pixar license led by Cars Race-O-Rama.  These increases were partially offset by a decrease in current quarter sales of games based on our Nickelodeon license and no comparable title in the current period to match sales of Saints Row 2 in the same period last fiscal year.

Net sales in North America increased by $81.9 million in the nine months ended December 31, 2009 as compared to the same period last fiscal year.  The increase was due to an increase in units shipped of our new releases with higher average selling prices, which was primarily due to sales of UFC 2009 Undisputed, initially released in the three months ended June 30, 2009.  This increase was partially offset by a decrease in average selling prices and units sold of our catalog titles in the nine months ended December 31, 2009 as compared to the same period last fiscal year.

Net sales in Europe decreased by $18.4 million in the three months ended December 31, 2009 as compared to the same period last fiscal year.  The decrease in the three months ended December 31, 2009 was primarily due to sales of Saints Row 2 in the same period last fiscal year, with no comparable title in the three months ended December 31, 2009.  We estimate that changes in foreign currency translation rates during the three months ended December 31, 2009 increased reported net sales in Europe by $6.9 million as compared to the same period last fiscal year.

Net sales in Europe decreased by $44.8 million in the nine months ended December 31, 2009 as compared to the same period last fiscal year.  The decrease was primarily due to a decrease in units shipped.  We shipped fewer games from our kids business and fewer games based on our WWE license.  The decrease in units shipped was partially offset by an increase in average selling prices in the nine months ended December 31, 2009 as compared to the same period last fiscal year, driven by UFC 2009 Undisputed.  We estimate that changes in foreign currency translation rates during the nine months ended December 31, 2009 decreased reported net sales in Europe by $8.1 million.

Net sales in Asia Pacific increased by $3.4 million in the three months ended December 31, 2009 as compared to the same period last fiscal year.  The increase in the three months ended December 31, 2009 was primarily due to an increase in average selling prices partially offset by a decrease in units shipped.  The increase in the average selling price was primarily due to changes in foreign currency translation rates.  The decrease in units shipped was primarily due to fewer units shipped of games based on our Nickelodeon license.  We estimate that changes in foreign currency translation rates during the three months ended December 31, 2009 increased reported net sales in our Asia Pacific territories by $5.8 million as compared to the same period last fiscal year.

Net sales in Asia Pacific increased by $4.7 million in the nine months ended December 31, 2009 as compared to the same period last fiscal year.  The increase in net sales was primarily due to an increase in average selling prices from titles such as MX vs. ATV: Reflex, Red Faction: Guerrilla and UFC 2009 Undisputed, which was partially offset by a decrease in units shipped of games from our kids, family and casual business.  We estimate that changes in foreign currency translation rates during the nine months ended December 31, 2009 increased reported net sales in our Asia Pacific territories by $2.4 million as compared to the same period last fiscal year.

Deferral of Revenue

Net sales for the three and nine months ended December 31, 2009 and 2008 were impacted by the deferral and/or recognition of revenue from the sale of titles for which the online service is more-than-inconsequential to the overall functionality of the game and as such represents a deliverable.  Additionally, certain products are sold to customers with a street date (the earliest date these products may be sold by retailers).  For these products, we recognize revenue on the later of the street date or the sale date.  The balance of deferred revenue related to these titles is included within accrued and other current liabilities in our condensed consolidated balance sheets.  We also defer certain costs related to these titles; these costs are included within software development, and prepaid expenses and other current assets in our condensed consolidated balance sheets.

Cost of Sales, Operating Expenses, Interest and Other Income, Income Taxes, Noncontrolling Interest and Discontinued Operations

Cost of Sales

Cost of sales decreased by $42.1 million, or 13%, in the three months ended December 31, 2009, and decreased by $68.3 million, or 12%, in the nine months ended December 31, 2009, as compared to the same periods last fiscal year.  Excluding the impact of:

•                  the settlement of our preferred return dispute with JAKKS Pacific, Inc. (“Jakks”), which resulted in a benefit of $24.2 million in our venture partner expense in the three months ended September 30, 2009, and

•                  the settlement agreements with respect to the WWE video game license and the THQ / JAKKS Pacific LLC (“LLC”) joint venture, comprised of THQ and Jakks, which resulted in expense of $29.5 million in the three months ended December 31, 2009, cost of sales on a dollar basis decreased by $71.6 million, or 23%, and $73.6 million, or 13%, and as a percent of net sales decreased by 20 points and 15 points, in the three and nine months ended December 31, 2009, as compared to the same periods last fiscal year, respectively.  These decreases in the current fiscal year were primarily due to decreases in software amortization and royalties expense because of non-cash charges of $29.8 million in the prior fiscal year related to the write-off of capitalized software for games that were cancelled as part of our fiscal 2009 business realignment and additional amortization expense in the prior fiscal year as a result of lower projected gross revenues on various titles.  Additionally, on a dollar basis, the decrease in cost of sales in the current fiscal year was due to lower product costs because of fewer units shipped in the three and nine months ended December 31, 2009, as compared to the same periods last fiscal year.

Cost of Sales — Product Costs (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$127,644	35.8%	$133,768	37.4%	(4.6)%
Nine Months Ended	$246,548	35.1%	$269,814	40.9%	(8.6)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts.  Product costs as a percentage of net sales were lower by 1.6 points and 5.8 points for the three and nine months ended December 31, 2009, respectively, as compared to the same periods last fiscal year.

The decrease as a percent of net sales in the three months ended December 31, 2009 was primarily due to a platform and title mix shift to games with higher average selling prices relative to product costs as compared to the same period last fiscal year.

The decrease as a percent of net sales in the nine months ended December 31, 2009 was primarily due to sales of UFC 2009 Undisputed, which was initially released in the three months ended June 30, 2009 on Xbox 360 and PlayStation 3, at a premium price (e.g. MSRP of $59.99 in the United States).  This title was the primary driver of our net sales in the nine months ended December 31, 2009 and has a higher average selling price compared to the titles released in the same period last fiscal year.

Cost of Sales — Software Amortization and Royalties (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$73,202	20.5%	$131,587	36.8%	(44.4)%
Nine Months Ended	$142,429	20.3%	$198,099	30.0%	(28.1)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross revenues to total projected gross revenues.  For the three and nine months ended December 31, 2009, software amortization and royalties, as a percentage of net sales, decreased by 16.3 points and 9.7 points, respectively, as compared to the same periods last fiscal year.  The decrease in software amortization and royalties as a percentage of net sales in the three and nine months ended December 31, 2009 was primarily due to higher amortization in the same periods last fiscal year due to non-cash charges of $29.8 million related to the write-off of capitalized software for games that were cancelled as part of our fiscal 2009 business realignment and additional amortization expense as a result of lower projected gross revenues on various titles.  Also contributing to the decreases was lower development costs on UFC 2009 Undisputed in relation to its total projected gross revenues as compared to most titles recognized in the same period last fiscal year.

Cost of Sales — License Amortization and Royalties (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$34,720	9.7%	$35,840	10.0%	(3.1)%
Nine Months Ended	$80,635	11.5%	$68,771	10.4%	17.3%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.

Net sales of games based on licensed properties represented 74% and 69% of our total net sales in the three months ended December 31, 2009 and 2008, respectively.  Despite this higher mix of sales from titles based on licensed properties, license amortization and royalties, as a percentage of net sales, remained relatively flat as compared to the same period last fiscal year.  This is primarily due to higher rates of license amortization and royalties in the same period last fiscal year due to the performance of our licensed titles in that period and contractual minimum license requirements, which resulted in high prior year rates.

Net sales of games based on licensed properties represented 73% and 65% of our total net sales in the nine months ended December 31, 2009 and 2008, respectively.  For the nine months ended December 31, 2009, license amortization and royalties, as a percentage of net sales, increased 1.1 points, as compared to the same period last fiscal year.  The increase in the nine months ended December 31, 2009 was primarily due to the higher mix of sales from titles based on licensed properties and an impairment charge of $5.4 million related to one of our kids’ licenses, which was recognized in the three months ended June 30, 2009.  These increases were partially offset by higher rates of license amortization and royalties in the same period last fiscal year due to the performance of licensed titles in that period and contractual minimum license requirements, which resulted in high prior-year rates.

Cost of Sales — Venture Partner Expense (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$36,956	10.4%	$13,393	3.7%	175.9%
Nine Months Ended	$14,531	2.1%	$15,747	2.4%	(7.7)%

Venture partner expense is related to the license agreement that the THQ / JAKKS Pacific LLC (“LLC”) joint venture, comprised of THQ and JAKKS Pacific, Inc. (“Jakks”), had with WWE.  For the three months ended December 31, 2009, venture partner expense increased by $23.6 million as compared to the same period last fiscal year.  The increase in the three months ended December 31, 2009 was primarily due to the settlement agreements with respect to the WWE video game license and the LLC.  We expensed $29.5 million related to the settlement of these matters. Excluding this amount, venture partner expense in the three months ended December 31, 2009 would have been $7.5 million, which reflects the 40% lower payment rate in the current fiscal year due to our successful arbitration against Jakks regarding the preferred return payment rate.

For the nine months ended December 31, 2009, venture partner expense decreased by $1.2 million as compared to the same period last fiscal year. The decrease in the nine months ended December 31, 2009 was due to the settlement agreements with respect to the WWE video game license and the LLC described above, partially offset by the settlement of our preferred return dispute with Jakks, which resulted in a benefit of $24.2 million in our venture partner expense in the three months ended September 30, 2009.  Excluding these items, venture partner expense in the nine months ended December 31, 2009 would have been $9.2 million, which reflects the 40% lower payment rate described above.  For further information, see “Note 7 — Balance Sheet Details” and the litigation section of “Note 12 — Commitments and Contingencies” in the notes to the condensed consolidated financial statements.

Since the LLC was dissolved as of December 31, 2009 and the WWE license held by the LLC terminated on December 31, 2009, we will not incur venture partner expense after December 31, 2009.

Operating Expenses

Our operating expenses decreased by $156.8 million, or 65%, and $190.2 million, or 47%, in the three and nine months ended December 31, 2009, respectively, as compared to the same periods last fiscal year.  These decreases were primarily due to goodwill impairment charges recognized in the same periods last fiscal year and actions taken as part of our fiscal 2009 business realignment.

Product Development (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$21,960	6.2%	$27,235	7.6%	(19.4)%
Nine Months Ended	$63,422	9.0%	$84,015	12.7%	(24.5)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $5.3 million and $20.6 million for the three and nine months ended December 31, 2009, respectively, as compared to the same periods last fiscal year.  The decrease in the three and nine months ended December 31, 2009 was primarily due to decreases in internal development spending primarily resulting from actions taken as part of our fiscal 2009 business realignment, including our more focused product strategy and the closure of several of our studios.

Selling and Marketing (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$49,252	13.8%	$69,551	19.5%	(29.2)%
Nine Months Ended	$106,723	15.2%	$141,726	21.5%	(24.7)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  For the three and nine months ended December 31, 2009, selling and marketing expenses decreased by $20.3 million and $35.0 million as compared to the same periods last fiscal year.  The decrease in selling and marketing expenses for the three and nine months ended December 31, 2009, on a dollar basis, was primarily due to:

•                  decreased direct selling and marketing spend, as we released fewer titles in the three and nine months ended December 31, 2009, compared to the same periods last fiscal year, and

•                  reductions in sales and marketing personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

For the three and nine months ended December 31, 2009, selling and marketing expenses as a percent of net sales decreased by 5.7 and 6.3 points, respectively, as compared to the same periods last fiscal year.  These decreases were primarily due to:

•                  lower marketing spend on WWE SmackDown vs Raw 2010 relative to its net sales, as compared to WWE SmackDown vs Raw 2009 in the same periods last fiscal year,

•                  high net sales from Cars Race-O-Rama relative to its marketing spend, and

•                  reductions in sales and marketing personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

Additionally, the decrease as a percent of net sales in the nine months ended December 31, 2009 was due to high net sales from our first game based on the UFC franchise, UFC 2009 Undisputed, relative to its marketing spend.

General and Administrative (in thousands)

	December 31, 2009	% of net sales	December 31, 2008	% of net sales	% change
Three Months Ended	$13,959	3.9%	$22,639	6.3%	(38.3)%
Nine Months Ended	$44,592	6.4%	$59,213	9.0%	(24.7)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses decreased during the three and nine months ended December 31, 2009 by $8.7 million and $14.6 million, respectively, as compared to the same periods last fiscal year.  These decreases were primarily due to bad debt expense recognized in the same periods last fiscal year due to the bankruptcy of certain customers as well as recoveries of certain of those bad debts in the three and nine months ended December 31, 2009.  Additionally, general and administrative expenses decreased due to reductions in personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment.

Goodwill Impairment

In connection with the preparation of the fiscal 2009 third quarter financial statements, we performed an interim impairment test of goodwill at December 31, 2008 and recorded non-cash impairment charges relating to goodwill of $118.1 million, representing the entire amount of our previously recorded goodwill at that date.

Restructuring

Restructuring charges consist primarily of lease and other contract termination costs and asset impairments related to facility closures.  Restructuring charges were $0.3 million and $2.9 million in the three and nine months ended December 31, 2009 compared to $4.8 million in the three and nine months ended December 31, 2008.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense and amortization of debt issuance costs on our $100.0 million 5.00% convertible senior notes (“Notes”).  For further discussion of the Notes, see “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements.  Interest and other income (expense), net decreased by $3.6 million and $3.4 million in the three and nine months ended December 31, 2009, respectively, as compared to same periods last fiscal year.  The decrease in both the three and nine months ended December 31, 2009 was primarily due to foreign currency transaction losses, as well as interest expense on our Notes. Additionally, in the nine months ended December 31, 2009 we had lower average investment balances and yields as compared to the same period last fiscal year.

Income Taxes

The income tax benefit for the nine months ended December 31, 2009 was $2.0 million, compared to income tax expense of $37.9 million in the same period last fiscal year.  The change in income taxes is primarily attributable to the recording of a valuation allowance for deferred tax assets in the nine months ended December 31, 2008 and income taxes incurred in foreign jurisdictions which are not reduced by losses in the United States.  The effective tax rate differs significantly from the federal statutory rate primarily due to losses in the United States that are fully offset by a valuation allowance to the extent that such losses were not subject to the new five year loss carry-back provisions.

Noncontrolling Interest

The noncontrolling interest of $0.5 million and $1.0 million reflects the loss allocable to equity interests in THQ*ICE LLC (a joint venture with ICE Entertainment) for the three and nine months ended December 31, 2009, respectively.  In the three and nine months ended December 31, 2008 the loss allocable to equity interests in THQ*ICE LLC was $0.1 million.  This noncontrolling interest reflects the loss allocable to equity interests that are not owned by THQ.

Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG (“Minick”).  As of December 31, 2008 we received $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the nine months ended December 31, 2008.  The gain is presented as “Gain on sale of discontinued operations, net of tax” in our condensed consolidated statement of operations.  Pursuant to the Minick sale agreement, no additional consideration was outstanding as of June 30, 2008.

Liquidity and Capital Resources

(In thousands)	December 31, 2009	March 31, 2009	Change
Cash and cash equivalents	$169,320	$131,858	$37,462
Short-term investments	64,316	8,804	55,512
Cash, cash equivalents and short-term investments	$233,636	$140,662	$92,974

Percentage of total assets	29%	24%

	Nine Months Ended December 31,
(In thousands)	2009	2008	Change
Cash used in operating activities	$(8,789)	$(200,032)	$191,243
Cash provided by (used in) investing activities	(49,850)	56,216	(106,066)
Cash provided by financing activities	86,247	34,506	51,741
Effect of exchange rate changes on cash	9,854	(9,315)	19,169
Net increase (decrease) in cash and cash equivalents	$37,462	$(118,625)	$156,087

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

In the nine months ended December 31, 2009, our cash, cash equivalents and short-term investments increased by $92.9 million, from $140.7 million at March 31, 2009 to $233.6 million at December 31, 2009.  The primary reason for the increase was proceeds received from the issuance of the Notes.  For further discussion of the Notes, see “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements.  Additionally, we paid $32.8 million to Jakks as a settlement payment related to the preferred return rate arbitration, and we paid $13.2 million to WWE related to the settlement Agreements (for further information, see “Note 7 — Balance Sheet Details” and the litigation section of “Note 12 — Commitments and Contingencies” in the notes to the condensed consolidated financial statements).

Cash Flow from Operating Activities.  Cash used in operating activities decreased by $191.2 million for the nine months ended December 31, 2009 as compared to the same period last fiscal year.  The decrease in cash used was primarily the result of our net income in the nine months ended December 31, 2009 as compared to the same period last fiscal year, adjusted for non-cash goodwill impairment and higher amortization of licenses and software development in the same period last fiscal year.  Additionally, we had lower investments in software development and licenses in the nine months ended December 31, 2009 as compared to the same period last fiscal year.

Cash Flow from Investing Activities.  Cash used in investing activities increased by $106.1 million for the nine months ended December 31, 2009, as compared to the same period last fiscal year.  The increase in cash used was primarily due to the investment of the proceeds from the issuance of the Notes in short-term securities and fewer sales and maturities of available-for-sale investments.

Cash Flow from Financing Activities.  Cash provided by financing activities increased by $51.7 million for the nine months ended December 31, 2009, as compared to the same period last fiscal year.  The increase in cash provided was due to proceeds from the issuance of the Notes on August 4, 2009, partially offset by net repayments under our secured lines of credit in the nine months ended December 31, 2009 as compared to net borrowings in the same period last fiscal year.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates increased our reported cash balance by $9.9 million.

Key Balance Sheet Accounts

As of December 31, 2009, our total current assets were $608.8 million, up from $444.2 million at March 31, 2009. In addition to cash, cash equivalents and short-term investments, our current assets consist primarily of:

Accounts Receivable.  Accounts receivable increased by $54.3 million, from $60.4 million at March 31, 2009 to $114.7 million at December 31, 2009.  The increase in net accounts receivable was primarily due to higher net sales in the three months ended December 31, 2009 as compared to the three months ended March 31, 2009.  Accounts receivable allowances were $85.0 million as of December 31, 2009, a $16.0 million decrease from $101.0 million at March 31, 2009.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 10% and 13% as of December 31, 2009 and 2008, respectively.  This decrease is reflective of better performing products in the three months ended December 31, 2009 as compared to the three months ended March 31, 2009.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory decreased by $1.3 million, from $25.8 million at March 31, 2009 to $24.5 million at December 31, 2009.  Inventory turns on a rolling twelve month basis were ten and eight at December 31, 2009 and March 31, 2009, respectively.

Licenses.  Our investment in licenses, including the long-term portion, increased by $60.8 million, from $92.9 million at March 31, 2009 to $153.7 million at December 31, 2009.  The increase was primarily due to the eight-year license agreement we entered into with WWE on December 22, 2009.  This increase is also reflected within accrued and other current liabilities as well as other long-term liabilities in the condensed consolidated balance sheet at December 31, 2009.

Software Development.  Capitalized software development, including the long-term portion, decreased by $1.4 million, from $162.5 million at March 31, 2009 to $161.1 million at December 31, 2009.  The decrease in software development was primarily the result of software development amortization of titles released in the nine months ended December 31, 2009, offset by our investment in titles scheduled to be released in the remainder of fiscal 2010 and beyond.  Approximately 56% of the software development asset balance at December 31, 2009 is for games that have expected release dates in fiscal 2011 and beyond.

Total current liabilities at December 31, 2009, were $263.3 million, up from $254.6 million at March 31, 2009. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased by $14.0 million, from $40.1 million at March 31, 2009 to $54.1 million at December 31, 2009.  The increase in accounts payable was primarily due to the timing of product purchases.

Accrued and Other Current Liabilities.  Accrued and other current liabilities increased by $5.2 million, from $190.1 million at March 31, 2009 to $195.3 million at December 31, 2009.  The increase in accrued and other current liabilities was primarily due to:

•                  increases in deferred revenue related to certain products sold to customers with a street date (the earliest date these products may be sold by retailers) that falls in the fourth quarter of our fiscal 2010 and

•                  increases in accrued royalties due to our investments in licenses and due to our net sales in the three months ended December 31, 2009.

These increases were partially offset by the August 17, 2009, settlement agreement we entered into with Jakks, which established the preferred payment rate to Jakks for WWE video games sold under a license granted by World Wrestling Entertainment, Inc. for the period beginning July 1, 2006 and ending March 31, 2009, at a 40% lower rate than previously accrued.  We had been accruing this expense at the payment rate that expired June 30, 2006, which, prior to the settlement, was the best basis available upon which to estimate this expense.  As a result of establishing the preferred payment rate, we revised our previous estimate, which resulted in a one-time reduction in accrued venture partner expense of $24.2 million, with a corresponding reduction in venture partner expense during the three months ended September 30, 2009.  In addition, during the three months ended September 30, 2009, we paid Jakks $33.5 million, which we had previously not paid, pending the settlement of the preferred return rate matter (inclusive of a $32.8 million settlement amount).  For further information, see “Note 7 — Balance Sheet Details” in the notes to the condensed consolidated financial statements.

Secured Credit Lines.  Secured credit lines decreased by $10.5 million, from $24.4 million at March 31, 2009 to $13.9 million at December 31, 2009 due to net repayments of borrowings under our margin account with Wells Fargo and our line of credit with UBS.

Our liabilities at December 31, 2009 also consisted of the Notes which we issued on August 4, 2009 (see “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At December 31, 2009, we held cash, cash equivalents, short-term investments, and short term investments — pledged, net of borrowings on secured lines of credit, of $243.1 million. We believe that this amount will be sufficient to meet our operating requirements for at least the next twelve months, including working capital requirements, capital expenditures, and potential future acquisitions or strategic investments.

In June 2009, we entered into a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (“B of A”), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See “Note 11 — Credit Facility” in the notes to the condensed consolidated financial statements for additional information regarding the Credit Facility.  We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders’ obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  As of December 31, 2009 we had no borrowings under the Credit Facility and $35.0 million of available borrowing capacity.

On August 4, 2009 we issued the Notes.  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semi-annually beginning February 15, 2010 and are convertible at any time at the holders’ option.  Absent any conversions, we expect to pay $5.2 million of interest in the twelve months subsequent to December 31, 2009.  The Notes are our unsecured and unsubordinated obligations.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

At December 31, 2009, we had $64.3 million of short-term available-for-sale investments and $1.9 million of long-term available-for-sale investments. We classified certain of these investments as long-term to reflect the lack of liquidity of these securities.  In addition, we had $21.4 million of short-term, pledged trading securities.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II - Item 1A. Risk Factors.”  We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2009 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2010	$27,156	$802	$3,848	$13,923	$91	$45,820
2011	87,983	8,167	14,909	—	6,653	117,712
2012	30,853	14,054	13,463	—	6,582	64,952
2013	16,600	3,750	10,227	—	4,000	34,577
2014	12,000	1,603	9,084	—	4,000	26,687
Thereafter	32,500	2,000	10,986	100,000	—	145,486
	$207,092	$30,376	$62,517	$113,923	$21,326	$435,234

(1)          Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for contracts in place as of December 31, 2009 are $207.1 million.  License/software development commitments in the table above include $118.7 million of commitments to licensors that are included in our condensed consolidated balance sheet as of December 31, 2009 because the licensors do not have any significant performance obligations to us.  These commitments were included in both current and long-term licenses and accrued royalties.

(2)  Advertising.  We have certain minimum advertising commitments under most of our major license agreements.  These minimum commitments generally range from 2% to 12% of net sales related to the respective license.

(3)  Leases.  We are committed under operating leases with lease termination dates through 2016.  Most of our leases contain rent escalations.  Of these obligations, $1.6 million and $1.3 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the December 31, 2009 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 business realignment. We expect to receive $0.2 million, $0.6 million, $0.1 million in sublease rental income in the remainder of fiscal 2010, fiscal 2011 and fiscal 2012, respectively, under non-cancelable sublease agreements.

(4)          Secured Credit Line.  In fiscal 2009, we obtained a line of credit with UBS. There was $13.9 million in borrowings outstanding on the UBS line of credit at December 31, 2009.  See “Note 9 — Secured Credit Lines” in the notes to the condensed consolidated financial statements.

Convertible Senior Notes.  On August 4, 2009 we issued $100.0 million principal amount of 5.00% convertible senior notes due August 15, 2014 (“Notes”).  The Notes will pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and will be convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.7 million of interest in fiscal 2010, $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate $25.2 million in interest payments over the term of the Notes.  See “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements.

(5)          Other.  As discussed more fully in Part II - Item 1.  Legal Proceedings, specifically the Agreement between THQ and Jakks, the amounts payable to Jakks totaling $20.0 million are reflected in the table above.  The present value of these amounts is included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet at December 31, 2009.  None of the other commitments included in the table above are included as current or long-term liabilities in our December 31, 2009 condensed consolidated balance sheet.

(6)          We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At December 31, 2009, we had $6.0 million of unrecognized tax benefits.  See “Note 16 — Income Taxes” in the notes to the condensed consolidated financial statements for further information regarding the unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

See “Note 19 - Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  At December 31, 2009, our $169.3 million of cash and cash equivalents were comprised primarily of time deposits and money market funds.  At December 31, 2009, our $64.3 million of short-term investments included $1.2 million of municipal securities, $21.1 million of federal securities, and $42.0 million of corporate securities.  Additionally, we had $21.4 million in auction rate securities at fair value classified as short-term investments, pledged, at December 31, 2009.  The value of these investments may fluctuate with changes in interest rates; however, we believe our interest rate risk is minimal due to the short-term nature of our investment portfolio.

We had no outstanding letters of credit at December 31, 2009.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in revenue and operating expenses.  During the nine months ended December 31, 2009, we entered into foreign exchange forward contracts, related to cash flow hedging activities, in the notional amount of $29.2 million.  These contracts were settled during the three and nine months ended December 31, 2009 and resulted in a loss of $0.7 million, which is included in interest and other income (expense), net in our condensed consolidated statements of operations.

Balance Sheet Hedging Activities.  We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in interest and other income (expense), net in the condensed consolidated statements of operations.  The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

At December 31, 2009, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $64.4 million with a fair value that approximates zero.  All of the contracts had maturities of one month and consisted primarily of Euro, GBP, CAD, and AUD.  The net gains recognized from these contracts during the three and nine months ended December 31, 2009 were $0.8 million and $2.5 million, respectively, and are included in interest and other income (expense), net in our condensed consolidated statements of operations.

Foreign exchange forward contracts are designed to offset gains and losses on the underlying foreign currency denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign exchange forward contracts are offset by an opposing gain or loss in the underlying foreign currency denominated assets and liabilities that were hedged and would not have a material impact on our financial position.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported net sales of approximately $25.6 million and a reduction of reported income before taxes of approximately $1.1 million for the nine months ended December 31, 2009. A hypothetical 10% adverse change in exchange rates would result in a reduction of reported total assets of approximately $15.2 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

(b) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

We are involved in routine litigation arising in the ordinary course of our business.  In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our consolidated financial condition or results of operations.

Terminated Proceedings

On December 22, 2009, we entered into settlement agreements with WWE and Jakks resolving all disputes among the parties related to the WWE video game license and the THQ / Jakks Pacific, LLC (“LLC”) joint venture.  Additionally, THQ entered into an agreement with Jakks which terminated, as of December 31, 2009, both the LLC and the license that the LLC held with the WWE.  The material terms of the WWE Settlement Agreement, the Agreement and the Jakks Settlement Agreement (each as defined below, and collectively, the “Agreements”) are summarized below.

Background of the Litigation

On June 10, 1998, the WWE and the LLC entered into a video game license agreement which granted the LLC exclusive worldwide rights to publish video games based upon WWE content (the “License”).  The term of the License expired on December 31, 2009, but was subject to the LLC’s option to renew the License for an additional five years in certain circumstances.

On October 19, 2004, WWE filed a lawsuit in the United States District Court for the Southern District of New York (the “Federal Court”) against Jakks, THQ, the LLC, and others, alleging, among other claims, improper conduct by Jakks, certain executives of Jakks, an employee of WWE and an agent of WWE in granting the License to the LLC.  The complaint sought various forms of relief, including monetary damages and a judicial determination that, among other things, the License is void.  On March 30, 2005, WWE filed an amended complaint, adding both new claims and THQ’s president and chief executive officer, Brian Farrell, as a defendant (collectively, all claims in the Federal Court are referred to as the “Federal Court Claims”).  On March 31, 2006, the Federal Court granted the defendants’ motions to dismiss claims under the Robinson-Patman Act and the Sherman Act.  On December 21, 2007, the Federal Court dismissed the remaining federal claims, based on the RICO Act, and denied a motion by WWE to reconsider the Federal Court’s March 2006 order dismissing WWE’s antitrust claims.  The Federal Court also dismissed WWE’s state law claims, without prejudice to refiling them in state court, for lack of federal jurisdiction.  WWE appealed the Federal Court’s rulings, and on May 19, 2009 the Second Circuit Court of Appeal denied the WWE’s appeal.

On October 12, 2006, WWE filed a lawsuit against THQ and the LLC in the Superior Court of the State of Connecticut (the “Connecticut Court”), alleging that THQ’s agreements with Yuke’s Co., Ltd. (“Yuke’s”), a developer and distributor in Japan, violated a provision of the License prohibiting sublicenses without WWE’s written consent.  The lawsuit sought, among other things, a declaration that WWE is entitled to terminate the License and seek monetary damages (the “Sublicense Claims”).  On December 28, 2007, following the Federal Court’s dismissal of all Federal Court Claims, the Connecticut Court granted WWE’s request to amend its pleadings to assert the state law claims that were originally filed in the Federal Court (the “State Law Claims”).  On July 1, 2008, THQ filed a cross-complaint against Jakks, alleging that, if WWE’s allegations in the Connecticut Court are found to be true, then Jakks breached its contractual, fiduciary and other duties to THQ (the “Connecticut Cross Action”).  On August 29, 2008, the Connecticut Court entered summary judgment against WWE dismissing the State Law Claims, leaving only the Sublicense Claims remaining.  The Connecticut Court subsequently denied WWE’s request for a rehearing on the State Law Claims.  On December 31, 2008, WWE appealed the dismissal of the State Law Claims (the “Connecticut Appeal”).

On June 27, 2009, Jakks advised THQ that it intended unilaterally to send a notice of renewal of the License on behalf of the LLC.  On June 29, 2009, THQ filed a complaint for declaratory relief in California Superior Court, seeking a declaration that Jakks cannot unilaterally renew the License; that THQ need not consent to such renewal; and that a certain non-competition provision in the LLC operating agreement is void and unenforceable.  On June

30, 2009, THQ filed a demand for arbitration pursuant to the terms of the LLC operating agreement on its claim that the non-competition provision in the LLC operating agreement is unenforceable (the “California Arbitration”).  Jakks, purporting to act on behalf of the LLC, sent WWE a notice on June 30, 2009 asserting that the LLC was exercising the renewal right of the License for an additional five years.  Jakks also filed a demand for arbitration in New York with respect to the same issues that are the subject of THQ’s declaratory relief action in California, as well as an additional claim for alleged breach of fiduciary duty by THQ (the “New York Arbitration”).  On July 2, 2009, Jakks also filed a petition in Supreme Court for the State of New York to compel THQ to participate in the arbitration it filed in New York and enjoin THQ from proceeding with the California Arbitration (the “NY Petition”).  On August 3, 2009, Jakks filed a demurrer to THQ’s declaratory relief action in California.  On August 25, 2009, WWE requested permission from the California Superior Court to file a complaint in intervention in THQ’s declaratory relief action in California.  The California Superior Court denied that request and WWE appealed that decision.  On September 10, 2009, WWE filed its own declaratory relief action in California Superior Court, seeking an order that the non-competition provision in the LLC operating agreement is unenforceable and an order enjoining the enforcement of that provision.

Settlement Agreement between THQ and WWE (the “WWE Settlement Agreement”)

On December 22, 2009, THQ and WWE entered into the WWE Settlement Agreement.  The WWE Settlement Agreement provides that (i) THQ will pay $13,175,000 to the WWE; (ii) WWE will dismiss with prejudice all remaining claims against THQ, Jakks and the LLC pending in the Connecticut Court (including the Connecticut Appeal) and the California courts; and (iii) THQ and WWE will release claims against each other (including claims against Brian Farrell) as more fully specified in the WWE Settlement Agreement.  The WWE Settlement Agreement became effective on December 22, 2009.  Accordingly, THQ paid $13,175,000 to WWE and WWE has dismissed or withdrawn, with prejudice, all remaining claims against THQ, Jakks and the LLC pending in the Connecticut Court, including the Connecticut Appeal.  Additionally, WWE has abandoned its appeal of the California Superior Court decision regarding the complaint in intervention and dismissed, with prejudice, the declaratory relief action filed in the California Superior Court.

Agreement between THQ and Jakks (the “Agreement”)

On December 22, 2009, THQ and Jakks entered into the Agreement.  The Agreement (i) terminated the LLC operating agreement and provides for the parties to dissolve the LLC as of December 31, 2009; (ii) vests ownership of, and all right, title and interest in and to, all assets, obligations and liabilities of the LLC, including, but not limited to, intellectual property belonging to the LLC in THQ, effective January 1, 2010; (iii) allows THQ to enter into a video game license with WWE effective January 1, 2010; and (iv) provides that the LLC shall not renew the License and that any notice of renewal sent to the WWE shall be of no force and effect and thus the License shall terminate as of December 31, 2009.  As consideration for the termination provisions set forth in the Agreement, THQ agreed to pay Jakks a total of $20 million as follows: (a) $6 million on or before June 30, 2010; (b) $6 million on or before June 30, 2011; (c) $4 million on or before June 30, 2012; and (d) $4 million on or before June 30, 2013.  The LLC was dissolved as of December 31, 2009.

Settlement Agreement between THQ and Jakks (the “Jakks Settlement Agreement”)

On December 22, 2009, THQ and Jakks entered into the Jakks Settlement Agreement.  The Jakks Settlement Agreement provides that (i) THQ shall make the payments to Jakks as set forth in the Agreement; (ii) THQ will dismiss and/or withdraw with prejudice all claims against Jakks pending in the Connecticut Cross Action, the California Superior Court and the California Arbitration; (iii) Jakks will dismiss and/or withdraw with prejudice all claims against THQ pending in the NY Arbitration and the NY Petition.  THQ and Jakks released all claims against each other as more fully described in the Jakks Settlement Agreement.  As of December 31, 2009, (1) THQ dismissed and/or withdrew, with prejudice, all claims against Jakks pending in the Connecticut Cross Action, the California Superior Court and the California Arbitration and (2) Jakks dismissed and/or withdrew, with prejudice all claims against THQ pending in the NY Arbitration and the NY Petition.

The above summaries of the Agreements are not complete statements of the parties’ rights and obligations thereunder.  The above statements are qualified in their entirety by reference to the Agreements.

Item 1A.  Risk Factors

During the nine months ended December 31, 2009, there were no material changes to the risk factors that were disclosed in Item 1A. of our 2009 10-K, except as updated by our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and as follows:

Software piracy may negatively impact our business.  Software piracy is increasing rapidly in the video game industry.  Piracy related to customers obtaining products through peer-to-peer networks and other internet channels has increased substantially year-over-year.  Modified chips for Xbox 360 and Nintendo Wii systems have allowed increased piracy of games for those hardware systems, and the R4 chip has dramatically increased illegal downloads of Nintendo DS games.  While we are taking various steps to protect our intellectual property and prevent illegal downloading of our video games, we may not be successful in preventing or controlling such piracy, which may negatively impact our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended December 31, 2009.

Limitations upon Payment of Dividends

Our Credit Facility contains limitations on our ability to pay cash dividends.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Amendment Letter to Confidential First Renewal License Agreement for Nintendo DS & Nintendo DSi (EEA, Australia, and New Zealand)

On November 23, 2009, THQ, certain of THQ’s subsidiaries and Nintendo Co., Ltd. (“Nintendo”) entered in to an Amendment Letter to Confidential First Renewal License Agreement for Nintendo DS and Nintendo DSi (EEA, Australia, and New Zealand) (“Amendment to DS Renewal License Agreement”).  The Amendment to DS Renewal License Agreement removes THQ Nordic ApS and THQ International GmbH as parties to the Confidential First Renewal License Agreement for Nintendo DS and Nintendo DSi.  All other terms of the Confidential First Renewal License Agreement for Nintendo DS and Nintendo DSi remain in full force and effect.

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

3.7

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September, 2001.

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

Amendment Letter dated November 23, 2009 to Confidential First Renewal License Agreement for Nintendo DS and Nintendo DSi (EEA, Australia and New Zealand), by and between Nintendo Co., Ltd., the Registrant and certain of the Registrant’s subsidiaries.

10.2

Settlement Agreement, dated as of December 22, 2009, between the Registrant and World Wrestling Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2009).

10.3

Settlement Agreement and Mutual Release dated as of December 22, 2009, by and between the Registrant, Jakks Pacific, Inc. and THQ/JAKKS Pacific, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2009).

10.4

Agreement dated as of December 22, 2009, between the Registrant and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2009).

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

Dated: February 8, 2010	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer