Form 10-Q
period 2010-06-30
THQ INC
filed 2010-08-11
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of August 6, 2010 was approximately 67,758,464.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,988	$188,378
Short-term investments	99,972	82,941
Cash, cash equivalents and short-term investments	215,960	271,319
Short-term investments, pledged	—	22,774
Accounts receivable, net of allowances	40,106	41,318
Inventory	16,315	13,970
Licenses	64,238	56,555
Software development	151,965	132,223
Deferred income taxes	6,805	5,590
Income taxes receivable	1,439	4,914
Prepaid expenses and other current assets	19,450	13,864
Total current assets	516,278	562,527
Property and equipment, net	28,667	28,374
Licenses, net of current portion	79,769	83,752
Software development, net of current portion	30,005	26,792
Deferred income taxes	433	433
Long-term investments	1,840	1,851
Other long-term assets, net	11,602	10,600
TOTAL ASSETS	$668,594	$714,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,229	$40,305
Accrued and other current liabilities	143,537	137,332
Secured credit line	—	13,249
Total current liabilities	197,766	190,886
Other long-term liabilities	78,738	98,825
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 11)

THQ Inc. stockholders’ equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of June 30, 2010; 67,758,464 and 67,729,952 shares issued and outstanding as of June 30, 2010 and March 31, 2010, respectively	677	677
Additional paid-in capital	514,849	511,922
Accumulated other comprehensive income	2,785	7,867
Accumulated deficit	(226,221)	(196,111)
Total THQ Inc. stockholders’ equity	292,090	324,355
Noncontrolling interest	—	263
Total equity	292,090	324,618
TOTAL LIABILITIES AND EQUITY	$668,594	$714,329

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2010	2009
Net sales	$149,379	$243,501
Cost of sales:
Product costs	60,703	79,929
Software amortization and royalties	33,353	45,036
License amortization and royalties	20,890	32,539
Total cost of sales	114,946	157,504

Gross profit	34,433	85,997
Operating expenses:
Product development	16,475	22,158
Selling and marketing	33,626	38,443
General and administrative	11,844	16,578
Restructuring	168	1,652
Total operating expenses	62,113	78,831

Operating income (loss)	(27,680)	7,166
Interest and other income (expense), net	(1,590)	59
Income (loss) before income taxes	(29,270)	7,225
Income taxes	840	1,000
Net income (loss) prior to allocation of noncontrolling interest	(30,110)	6,225
Loss attributable to noncontrolling interest	—	184
Net income (loss) attributable to THQ Inc.	$(30,110)	$6,409

Earnings (loss) per share attributable to THQ Inc.—basic	$(0.44)	$0.09
Earnings (loss) per share attributable to THQ Inc.—diluted	$(0.44)	$0.09

Shares used in per share calculation—basic	67,745	67,469
Shares used in per share calculation—diluted	67,745	67,606

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(In thousands, except share data)

Three Months Ended June 30, 2010

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Interest	Equity
Balance at March 31, 2010	67,729,952	$677	$511,922	$7,867	$(196,111)	$263	$324,618
Exercise of options	17,555	—	83	—	—	—	83
Issuance of restricted stock, net	(1,350)	—	(7)	—	—	—	(7)
Conversion of stock unit awards	12,307	—	(39)	—	—	—	(39)
Stock-based compensation	—	—	2,890	—	—	—	2,890
Sale of noncontrolling interest	—	—	—	—	—	(263)	(263)
Comprehensive loss:
Net loss	—	—	—	—	(30,110)	—	(30,110)
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(5,007)	—	—	(5,007)
Unrealized loss on investments, net of tax	—	—	—	(95)	—	—	(95)
Reclassification of loss on investments included in net loss, net of tax	—	—	—	20	—	—	20
Comprehensive loss				(5,082)	(30,110)	—	(35,192)
Balance at June 30, 2010	67,758,464	$677	$514,849	$2,785	$(226,221)	$—	$292,090

Three Months Ended June 30, 2009

(Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Non- Controlling	Total
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Interest	Equity
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Cancellation of restricted stock	(8,000)	—	—	—	—	—	—
Stock-based compensation	—	—	2,802	—	—	—	2,802
Comprehensive income (loss):
Net income (loss)	—	—	—	—	6,409	(184)	6,225
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	10,617	—	—	10,617
Unrealized gain on investments, net of tax	—	—	—	1,768	—	—	1,768
Reclassification of gain on investments included in net income (loss), net of tax	—	—	—	(488)	—	—	(488)
Comprehensive income (loss)				11,897	6,409	(184)	18,122
Balance at June 30, 2009	67,463,659	$675	$498,653	$9,505	$(180,685)	$3,014	$331,162

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2010	2009
OPERATING ACTIVITIES:
Net income (loss) prior to allocation of noncontrolling interest	$(30,110)	$6,225
Adjustments to reconcile net income (loss) prior to allocation of noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	2,738	3,511
Amortization of licenses and software development(1)	36,396	63,281
Loss on disposal of property and equipment	10	392
Restructuring charges	168	1,652
Change in deferred revenue and related expenses(3)	9,636	(4,423)
Amortization of debt issuance costs	196	—
Amortization of interest	471	38
(Gain) loss on investments	1,737	(506)
Stock-based compensation(2)	2,528	2,934
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	4,651	(21,838)
Inventory	(2,578)	(1,073)
Licenses	(13,938)	—
Software development(3)	(55,080)	(42,532)
Prepaid expenses and other current assets(3)	(3,538)	6,094
Accounts payable	10,094	12,496
Accrued and other liabilities(3)	(19,947)	(13,842)
Income taxes	1,660	(3,503)
Net cash provided by (used in) operating activities	(54,906)	8,906

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	18,306	3,231
Proceeds from sales and maturities of trading investments	22,775	—
Purchases of available-for-sale investments	(37,695)	—
Other long-term assets	—	52
Acquisitions, net of cash acquired	—	(840)
Purchases of property and equipment	(2,907)	(1,399)
Net cash provided by investing activities	479	1,044

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	83	—
Payment of debt issuance costs	—	(425)
Borrowings on secured credit line	—	2,500
Payment of secured credit line	(13,249)	(3,199)
Net cash (used in) financing activities	(13,166)	(1,124)
Effect of exchange rate changes on cash	(4,797)	7,930
Net increase (decrease) in cash and cash equivalents	(72,390)	16,756
Cash and cash equivalents—beginning of period	188,378	131,858
Cash and cash equivalents—end of period	$115,988	$148,614

(1)  Excludes amortization of capitalized stock-based compensation expense.

(2)  Includes the net effects of capitalization and amortization of stock-based compensation expense.

(3)  Three months ended June 30, 2009 has been reclassified to conform to current period presentation with respect to change in deferred revenue and related expenses.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively “THQ”, we, us, our or the “Company”).  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Cost of Sales — License Amortization and Royalties.  Prior to April 1, 2010, we presented “Venture partner expense” related to the license agreement that the THQ / JAKKS Pacific LLC (“LLC”) joint venture, comprised of THQ and JAKKS Pacific, Inc. (“Jakks”), had with WWE as a separate line item in the “Cost of sales” section of our statements of operations.  On December 31, 2009, the LLC was dissolved, the WWE license held by the LLC was terminated, and a new eight-year license was entered into directly between THQ and WWE.  The final expenses related to the joint venture were recorded as of December 31, 2009.  In this Quarterly Report on Form 10-Q for the three months ended June 30, 2010, we began including the historical venture partner expense, of $1.2 million for the three months ended June 30, 2009, within “Cost of sales — License amortization and royalties” in our statements of operations for comparability.

Noncontrolling Interest.  Prior to April 30, 2010, we consolidated the results of THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) in the consolidated financial statements as we believed we were the primary beneficiary and would have received the majority of expected returns or absorbed the majority of expected losses of the company.  We sold our interest in THQ*ICE LLC on April 30, 2010 and recognized an insignificant gain.

Revenue Recognition.  In instances where we have both vendor specific objective evidence (“VSOE”) for the fair value of an undelivered online service component of our games and a continuing involvement in providing the online service, we bifurcate the fair value of the online service component from the revenue recognized on the sale of the boxed product.  The fair value of the online service component, and the related specifically identifiable costs of providing the online service, such as server hosting and license royalties, if any, are deferred and recognized ratably over the estimated online service period of six months, beginning the month after shipment of the software product.  This timeframe is consistent with our revenue recognition for sales of boxed product where the online service is considered a deliverable, we have a significant continuing involvement in providing the online service, and we do not have VSOE for the fair value of the online service component.

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31.  For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three months ended June 30, 2010 and 2009 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2010	13 weeks	July 3, 2010
Three months ended June 30, 2009	13 weeks	June 27, 2009

2.     Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (in thousands):

	June 30, 2010	March 31, 2010
Cash and time deposits	$85,779	$116,170
Money market funds	16,375	21,049
Negotiable certificates of deposit(1)	—	28,545
Corporate securities	13,834	8,439
Municipal securities(2)	—	14,175
Cash and cash equivalents	$115,988	$188,378

(1) Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(2) Municipal securities consist of bonds issued or deemed to be guaranteed by non-U.S. governments.

At June 30, 2010 and March 31, 2010, we had $13.8 million and $51.2 million, respectively, of trading securities classified as cash equivalents.  These investments are made up of negotiable certificates of deposit, corporate securities, and municipal securities, which, when purchased by us, had remaining maturities of three months or less.  Gains and losses recognized on these investments in the three months ended June 30, 2010, were immaterial.  During the three months ended June 30, 2009 we did not hold any trading securities classified as cash equivalents.

3.     Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of June 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Short-term investments:
Municipal securities(1)	$19,011	$38	$—	$19,049
Corporate securities	77,821	88	(120)	77,789
Negotiable certificates of deposit(2)	3,136	—	(2)	3,134
Total short-term investments	99,968	126	(122)	99,972
Long-term investments:
Municipal securities(3)	2,000	—	(160)	1,840
Total long-term investments	2,000	—	(160)	1,840
Total available-for-sale investment securities	$101,968	$126	$(282)	$101,812

(1) Municipal securities classified as short-term includes bonds issued or deemed to be guaranteed by non-U.S. governments, U.S. agency securities, U.S. Treasury securities, and local governments.

(2) Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(3) Municipal securities classified as long-term, consist of municipal Auction Rate Securities (“ARS”) substantially all of which are backed by monoline bond insurance companies.

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

(2) Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

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

Available-for-sale investments

Our entire portfolio of available-for-sale investments had a fair value of $101.8 million at June 30, 2010, and inception-to-date net unrealized losses of $0.2 million that are recorded in accumulated other comprehensive income (loss).  Included in our portfolio of available-for-sale investments at June 30, 2010, are securities with inception-to-date gross unrealized losses of $0.3 million; these losses are temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.  During the three months ended June 30, 2010 and June 30, 2009, no securities had an other-than-temporary impairment.

Included in our portfolio of available-for-sale investments at June 30, 2010 and March 31, 2010 are two long-term municipal securities, both ARS, which had a fair value of $1.8 million and $1.9 million, respectively, and inception-to-date unrealized losses of $0.2 million and $0.1 million, respectively, and have been in a continuous unrealized loss position for more than 12 months.  These losses are temporary as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.

The amount of pre-tax net unrealized losses on available-for-sale securities that has been included in accumulated other comprehensive income for the three months ended June 30, 2010 was $0.2 million.  In the three months ended June 30, 2009 we had $0.3 million of pre-tax net unrealized gains on available-for-sale securities that had been included in accumulated other comprehensive income.  In addition, in the three months ended June 30, 2010 and 2009, we had pre-tax unrealized holding gains of $0.1 million and $1.5 million, respectively, on our investment in Yuke’s Co., Ltd. (“Yuke’s”) that is classified as available-for-sale and is included in other long-term assets, net (see “Note 6 — Other Long-Term Assets”).

During the three months ended June 30, 2010 we had $25,000 of pre-tax realized gains and $38,000 of pre-tax realized losses from sales of available-for-sale securities.  During the three months ended June 30, 2009 we had $0.5 million of pre-tax realized gains and no pre-tax realized losses from sales of available-for-sale securities.  Realized gains and losses on sales of available-for-sale securities are recognized in net income on the specific identification basis and are included in interest and other income (expense), net in the condensed consolidated statements of operations.

Included in our portfolio of available-for-sale investments at June 30, 2010 are investments denominated in foreign currencies such as Euro and GBP that are held by a US dollar functional currency-based subsidiary.  Changes in foreign currency rates generated foreign exchange transaction losses related to these investments amounting to $1.7 million in the three months ended June 30, 2010.  These losses are included in interest and other income (expense), net in the condensed consolidated statements of operations.  We did not hold any of these foreign currency denominated investments during the three months ended June 30, 2009.

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity, at June 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$60,905	$60,911
Due after one year through five years	39,063	39,061
Total short-term investments	99,968	99,972
Long-term investments:
Due after one year through five years	500	463
Due after ten years	1,500	1,377
Total long-term investments	2,000	1,840
Total available-for-sale investment securities	$101,968	$101,812

Auction Rate Securities

At June 30, 2010, we had $1.8 million of ARS classified as long-term available-for-sale investments.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

At March 31, 2010, we had $1.9 million of ARS classified as long-term available-for-sale investments, and $21.0 million of ARS classified as short-term trading investments, pledged.  In addition, as further discussed below, we held a $1.7 million put option related to the short-term trading ARS that was also classified as short-term investments, pledged.

In October 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the broker of certain of our ARS (the “UBS Agreement”).   The UBS Agreement provided us with Auction Rate Securities Rights (“Rights”) to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012 and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  These Rights were a freestanding instrument accounted for separately from the ARS, and were registered, nontransferable securities accounted for as a put option.  At March 31, 2010, the put option had a fair value of $1.7 million and was recorded in short-term investments, pledged in our condensed consolidated balance sheet along with the underlying ARS which had a fair value of $21.0 million.

On June 30, 2010, we exercised our Rights and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.  Accordingly, in the three months ended June 30, 2010, we recognized a loss of $1.7 million due to the exercise of the put option, which is recorded in interest and other income (expense), net in the condensed consolidated statement of operations.  This loss was offset by a gain of $1.7 million on the settlement of the underlying ARS.

Additionally, pursuant to the UBS Agreement, we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010 (see “Note 8 — Secured Credit Line”).  The credit line established pursuant to the Credit Agreement was secured by certain of our ARS held with UBS.  In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and thus the credit line was terminated, pursuant to its terms, on July 2, 2010.

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,375	$—	$—	$16,375
Corporate securities	—	13,834	—	13,834
Short-term investments:
Municipal securities	—	19,049	—	19,049
Corporate securities	—	77,789	—	77,789
Negotiable certificates of deposit	—	3,134	—	3,134
Long-term investments:
Municipal securities	—	—	1,840	1,840
Other long-term assets, net:
Investment in Yuke’s	5,616	—	—	5,616
Total	$21,991	$113,806	$1,840	$137,637

Level 3 assets at June 30, 2010 consist of AAA/Aaa rated ARS, which are backed by monoline bond insurance companies.  We historically invested in these securities as part of our cash management program.  However, the lack of liquidity in these credit markets has prevented us and other investors from selling these securities.  As such, these investments which were not subject to the UBS Agreement, are classified as long-term at June 30, 2010 to reflect the lack of liquidity.  We believe we have the ability to, and intend to, hold these ARS classified as available-for-sale until the auction process recovers or the securities mature.  These securities are investment grade, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

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

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,049	$—	$—	$21,049
Negotiable certificates of deposit	—	28,545	—	28,545
Corporate securities	—	8,439	—	8,439
Municipal securities	—	14,175	—	14,175
Short-term investments:
Municipal securities	—	17,241	—	17,241
Corporate securities	—	64,354	—	64,354
Negotiable certificates of deposit	—	1,346	—	1,346
Short-term investments, pledged:
Student loan ARS	—	—	21,036	21,036
Put option	—	—	1,738	1,738
Long-term investments:
Municipal securities	—	—	1,851	1,851
Other long-term assets, net:
Investment in Yuke’s	5,564	—	—	5,564
Total	$26,613	$134,100	$24,625	$185,338

Level 3 assets at March 31, 2010 primarily consist of ARS, the majority of which are AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by monoline bond insurance companies.  Substantially all of the remaining ARS are also backed by monoline bond insurance companies.

In connection with the UBS Agreement, as discussed in “Note 3 — Investment Securities,” at March 31, 2010, we had a put option with a fair value of $1.7 million recorded in short-term investments, pledged in our condensed consolidated balance sheet.  We elected fair value accounting for the put option in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gave us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.  On June 30, 2010, we exercised the put option and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.

The following table provides a summary of changes in fair value of our Level 3 financial assets in the three months ended June 30, 2010 and 2009 (in thousands):

Level 3 Fair Value Measurements
Balance at March 31, 2010	$24,625
Total gains or (losses) (realized/unrealized):
Included in earnings	1
Included in accumulated other comprehensive income	(11)
Purchases, sales, issuances and settlements, net	(22,775)
Transfers out of Level 3	—
Balance at June 30, 2010	$1,840

Level 3 Fair Value Measurements
Balance at March 31, 2009	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	17
Included in accumulated other comprehensive income	(211)
Purchases, sales, issuances and settlements, net	(50)
Transfers out of Level 3	—
Balance at June 30, 2009	$35,399

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit lines approximate fair value based on their short-term nature.  Investments classified as available for sale and trading are stated at fair value.

The book value and fair value of our convertible senior notes at June 30, 2010 was $100.0 million and $87.8 million, respectively; we estimated the fair value based on level 2 inputs, specifically, inputs other than level 1 that are observable.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the three months ended June 30, 2010 and 2009, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At June 30, 2010 and March 31, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $90.2 million and $90.1 million, respectively, with a fair value that approximates zero at both June 30, 2010 and March 31, 2010.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gain recognized from these contracts during the three months ended June 30, 2010 was $2.7 million and was included in interest and other income (expense), net in our condensed consolidated statements of operations.

5.   Balance Sheet Details

Inventory.  Inventory at June 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Components	$1,676	$2,447
Finished goods	14,639	11,523
Inventory	$16,315	$13,970

Property and Equipment, net.  Property and equipment, net at June 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	Useful	June 30,	March 31,
	Lives	2010	2010
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	55,253	53,454
Furniture, fixtures and equipment	5 yrs	7,344	7,444
Leasehold improvements	3-6 yrs	13,070	12,978
Automobiles	2-5 yrs	71	78
		76,869	75,085
Less: accumulated depreciation		(48,202)	(46,711)
Property and equipment, net		$28,667	$28,374

Depreciation expense associated with property and equipment amounted to $2.7 million and $3.3 million for the three months ended June 30, 2010 and 2009, respectively.

Accrued and Other Current Liabilities.  Accrued and other current liabilities at June 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Accrued liabilities	$24,787	$16,613
Settlement payment due to Jakks	6,000	6,000
Accrued compensation	15,833	34,696
Deferred revenue, net	17,363	6,403
Accrued third-party software developer milestones	11,156	23,676
Accrued royalties	68,398	49,944
Accrued and other current liabilities	$143,537	$137,332

Other Long-Term Liabilities.  Other long-term liabilities at June 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Accrued royalties	$59,368	$75,163
Unrecognized tax benefits and related interest	—	1,612
Deferred rent	8,183	5,148
Accrued liabilities	4,650	4,741
Settlement payment due to Jakks	6,537	12,161
Other long-term liabilities	$78,738	$98,825

A portion of the settlement payment due to Jakks is reflected in current liabilities and a portion is reflected in long-term liabilities at the present value of the consideration payable under the agreement between THQ and Jakks.  See “Note 17 — Settlement Agreements” in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for a discussion of the Jakks settlement payments.

6.   Other Long-Term Assets

Other long-term assets include our investment in Yuke’s, a Japanese video game developer.  We own approximately 15% of Yuke’s, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of other comprehensive income (loss) until realized.  The pre-tax unrealized holding gain related to our investment in Yuke’s for the three months ended June 30, 2010 and 2009 was $0.1 million and $1.5 million, respectively.  As of June 30, 2010, the inception-to-date unrealized holding gain on our investment in Yuke’s was $2.4 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of June 30, 2010 and March 31, 2010 are as follows (in thousands):

	June 30, 2010	March 31, 2010
Investment in Yuke’s	$5,616	$5,564
Deferred financing costs	2,623	2,781
Other	3,363	2,255
Total other long-term assets	$11,602	$10,600

7.   Restructuring

During the twelve months ended March 31, 2009 (“fiscal 2009”), we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We significantly realigned our business to focus on fewer, higher quality games, and established an operating structure that supports our more focused product strategy.  The realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel.

As a result of these initiatives, we recorded $0.2 million and $1.7 million in restructuring charges the three months ended June 30, 2010 and 2009, respectively, resulting in restructuring charges of $18.2 million incurred to date.  Restructuring charges are recorded as restructuring expenses in our consolidated statement of operations and include the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  We do not expect any future charges under the fiscal 2009 realignment, other than additional facility related charges in the event actual and estimated sublease income changes.

The following tables summarize the significant components and activity under the restructuring plan for the three months ended June 30, 2010 and 2009 (in thousands) and the related restructuring reserve balances.

Three months ended June 30, 2010	Lease and Contract Terminations

Balance as of March 31, 2010	$2,392
Charges to operations	168
Cash payments	(588)
Foreign currency and other adjustments	113
Balance as of June 30, 2010	$2,085

Three months ended June 30, 2009	Lease and Contract Terminations	Net Asset Impairments	Total

Balance as of March 31, 2009	$5,056	$—	$5,056
Charges to operations	762	890	1,652
Non-cash write-offs	—	(890)	(890)
Cash payments	(598)	—	(598)
Foreign currency and other adjustments	314	—	314
Balance as of June 30, 2009	$5,534	$—	$5,534

As of June 30, 2010, $1.4 million of the restructuring accrual is included in accrued short-term liabilities and $0.7 million is included in other long-term liabilities.  As of March 31, 2010, $1.6 million of the restructuring accrual was included in accrued short-term liabilities and $0.8 million was included in other long-term liabilities.  The accrual balance as of June 30, 2010 relates to future lease payments for facilities vacated under our 2009 restructuring plan, offset by estimates of future sublease income.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our longest lease agreement that was abandoned under our restructuring.

8.   Secured Credit Line

In October 2008, in conjunction with the UBS Agreement (see “Note 3 — Investment Securities”), we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010.  Borrowings under the credit line were due on demand and were secured by certain of our ARS held with UBS.  In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and the credit line was terminated, pursuant to its terms, on July 2, 2010.

9.   Convertible Senior Notes

On August 4, 2009, we issued $100.0 million 5% convertible senior notes (“Notes”).  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  The Notes are our unsecured and unsubordinated obligations.

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at June 30, 2010, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; the maximum number of shares to be issued under which cannot exceed 14.7 million.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as other long-term assets, net in the condensed consolidated balance sheet at June 30, 2010; these costs are being amortized over the term of the Notes.  Amortization expense associated with these costs was $0.2 million in the three months ended June 30, 2010 and is classified as interest and other income (expense), net in the condensed consolidated statements of operations.  Additionally, interest expense related to the Notes was $1.3 million in the three months ended June 30, 2010 and is classified as interest and other income (expense), net in the condensed consolidated statement of operations.  The effective interest rate, including amortization of debt issuance costs, for the three months ended June 30, 2010 was 5.6%.

10.   Credit Facility

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  The borrowing capacity under the Credit Facility fluctuates based upon our levels of U.S. accounts receivable, subject to standard deductions and reserves.  At June 30, 2010, we had no borrowings under the Credit Facility and $28.2 million of available borrowing capacity.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an “Obligor”) and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor’s ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due there under, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At June 30, 2010 we were in compliance with all covenants related to the Credit Facility.

11.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2010 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2011	$94,559	$9,927	$11,375	$—	$437	$116,298
2012	80,088	12,720	14,453	—	6,582	113,843
2013	16,600	5,687	11,605	—	4,000	37,892
2014	10,500	4,112	10,423	—	4,000	29,035
2015	10,000	500	9,195	100,000	—	119,695
Thereafter	22,500	1,000	11,188	—	—	34,688
	$234,247	$33,946	$68,239	$100,000	$15,019	$451,451

(1)      Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of June 30, 2010 are $234.2 million.  License/software development commitments in the table above include $103.2 million of commitments to licensors/developers that are included in our condensed consolidated balance sheet as of June 30, 2010 because the licensors/developers do not have any significant performance obligations to us.  These commitments may be included in both current and long-term licenses and accrued royalties/current and long-term software development and accrued liabilities.

(2)          Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.4 million and $0.7 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the June 30, 2010 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 business realignment. We expect to receive $0.4 million, $0.4 million and $0.2 million in sublease rental income in the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, under non-cancelable sublease agreements.

(4)          Convertible Senior Notes.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate $22.5 million in interest payments over the remaining term of the Notes (see “Note 9 — Convertible Senior Notes”).

(5)          Other.  As described in “Note 17 — Settlement Agreements” in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, the amounts payable to Jakks totaling $14.0 million are reflected in the table above.  The present value of this amount is included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet at June 30, 2010.  The remaining other commitments included in the table above are also included as current or long-term liabilities in our June 30, 2010 condensed consolidated balance sheet.

(6)          We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At June 30, 2010, we had $6.1 million of unrecognized tax benefits.  See “Note 14 — Income Taxes” for further information regarding the unrecognized tax benefits.

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

Litigation

Patent Infringement litigation.  On June 15, 2010, THQ was served with a lawsuit entitled Software Restore Solutions, LLC v. Apple, Inc., et al., filed in the United States District Court for the Northern District of Illinois. The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled “Workgroup Network Manager for Controlling the Operation of Workstations within the Computer Network.”  Plaintiff is seeking injunctive relief, an award of damages not less than a reasonable royalty, treble damages and attorneys’ fees, costs and expenses.  Defendants in the lawsuit include THQ, Electronic Arts Inc., Activision Blizzard, Inc., Sega of America, Inc., Square Enix, Inc., Apple, Inc., Adobe Systems, Inc., and International Business Machines, Inc., among others. THQ intends to enter into a joint defense agreement with several of the other Defendants and intends to vigorously defend the claims against us. Since the litigation is still in an early stage, we cannot predict the likely outcome of this dispute.

Additionally, we are subject to ordinary routine claims and litigation incidental to our business.  We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock (“PARS”) and performance accelerated restricted stock units (“PARSUs”).  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of June 30, 2010, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of June 30, 2010, we had 4,877,696 shares available for grant under the LTIP.

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

Stock-based compensation expense, recognized in the condensed consolidated statements of operations in the three months ended June 30, 2010 and 2009, was as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Cost of sales — software amortization and royalties	$271	$537
Product development	741	587
Selling and marketing	358	97
General and administrative	1,158	1,713
Stock-based compensation expense before income taxes	$2,528	$2,934

We capitalize relevant amounts of stock-based compensation expense.  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2010	$1,602
Stock-based compensation expense capitalized during the period	634
Amortization of capitalized stock-based compensation expense	(271)
Balance at June 30, 2010	$1,965

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the three months ended June 30, 2010 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

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

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2010 and 2009 was $3.05 and $2.46, respectively, and were based on the weighted-average assumptions noted in the table below.

	Three Months Ended June 30,
	2010	2009
Dividend yield	—%	—%
Anticipated volatility	70%	64%
Weighted-average risk-free interest rate	1.5%	1.4%
Expected lives	3.0 years	3.0 years

The fair value per share of ESPP options for the six-month offering period that began on March 1, 2010, was $1.62 and was based on the weighted-average assumptions noted in the table below.

March 1, 2010
Dividend yield	—%
Anticipated volatility	48.1%
Weighted-average risk-free interest rate	0.2%
Expected lives	0.5 years

A summary of our stock option activity for the three months ended June 30, 2010, is as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding at March 31, 2010	9,206	$13.51
Granted	783	6.51
Exercised	(18)	4.41
Forfeited/expired/cancelled	(485)	18.18
Outstanding at June 30, 2010	9,486	$12.71	3.1	$239
Vested and expected to vest	8,697	$13.10	3.1	$223
Exercisable at June 30, 2010	4,047	$19.31	2.0	$76

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at June 30, 2010.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at June 30, 2010.  The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2010 was insignificant.  There were no stock options exercised during the three months ended June 30, 2009.

A summary of the status of our nonvested shares as of June 30, 2010 and changes during the three months then ended, is as follows (in thousands, except per share amounts):

		Weighted-
		Average
		Grant-date
		Fair Value
	Shares	Per Share
Nonvested shares at March 31, 2010	459	$19.40
Granted	180	6.46
Vested	(42)	21.31
Forfeited/cancelled	(8)	18.43
Nonvested shares at June 30, 2010	589	$15.24

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at June 30, 2010, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at June 30, 2010	Weighted- Average Period (in years)
Stock options	$11,281	1.4
Nonvested shares	3,621	2.5
ESPP	75	0.2
	$14,977

Cash received from exercises of stock options for the three months ended June 30, 2010 was $0.1 million. There were no stock options exercised in the three months ended June 30, 2009. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled zero for the three months ended June 30, 2010.

The fair value of all our stock-based awards that vested during the three months ended June 30, 2010 and 2009 was $4.3 million and $4.4 million, respectively.

Non-Employee Stock Warrants.   In prior years, we granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property.  The warrants vested upon grant and are exercisable over the term of the warrant.  The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant.  No third-party stock warrants were granted or exercised during the three months ended June 30, 2010 and 2009.

At June 30, 2010 and March 31, 2010, we had 150,000 stock warrants outstanding with an exercise price of $10.45 per share and an expiration date of December 31, 2013.

We measure the fair value of our warrants granted on the measurement date.  The fair value of each stock warrant issued to licensors is capitalized as a component of licenses and amortized to cost of sales — license amortization and royalties expense when the related product is released and the related net sales are recognized.  As of March 31, 2010 these warrants were fully amortized.  In the three months ended June 30, 2009, we incurred amortization expense of $42,000 million related to these warrants.

13.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of June 30, 2010 and March 31, 2010 we had $28.6 million, authorized and available for common stock repurchases.  During the three months ended June 30, 2010 and 2009, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

14.  Income Taxes

We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required.  A cumulative taxable loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable.  As we have had U.S. tax losses in recent years, we can no longer rely on common tax planning strategies to use our U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets.  As such, the ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Our income tax expense for the three months ended June 30, 2010 and 2009 was $0.8 million and $1.0 million, respectively, primarily related to foreign tax jurisdictions.  These amounts represent effective tax rates for the three months ended June  30, 2010 of 2.9% (provision on a loss) and 13.8% (provision on income), respectively.  The rate for the three months ended June 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to the fact that our domestic net operating losses are fully valued.

Our unrecognized tax benefits increased by $0.1 million in the three months ended June 30, 2010, from $6.0 million at March 31, 2010 to $6.1 million at June 30, 2010, of which $5.9 million would impact our effective tax rate if recognized.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, Netherlands, China, Denmark, Finland, France, Germany, Italy, Japan, Korea, Luxembourg, Spain, Switzerland, and United Kingdom.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  We are no longer subject to any significant U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

We are currently under a California state audit for years 2002 — 2007.  Management believes that its accrual for tax liabilities is adequate for all open audit years.  Due to the inherent uncertainty of the resolution of our state tax audits, we are not able to determine the timing and recognition of our unrecognized tax benefits.  Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of June 30, 2010, we had no amounts accrued for interest and for the potential payment of penalties.

15.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our ESPP, and the conversion of the Notes (see “Note 9 — Convertible Senior Notes”).  Under the provisions of the if-converted method, the Notes are assumed to have been converted at the beginning of the respective period or at the time of issuance if later, and are included in the denominator of the diluted calculation and the after-tax interest expense and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation.  However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation is dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended June 30,
	2010	2009
Net income (loss) attributable to THQ Inc. used to compute basic earnings (loss) per share	$(30,110)	$6,409

Weighted-average number of shares outstanding — basic	67,745	67,469
Dilutive effect of potential common shares	—	137
Number of shares used to compute earnings (loss) per share — diluted	67,745	67,606

As a result of our net loss for the three months ended June 30, 2010, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted loss per share calculation.  Additionally, after-tax interest expense and amortization of debt issuance costs in connection with the Notes totaling $1.3 million and $0.2 million (net of tax of zero; see “Note 14 — Income Taxes” for further information), respectively, was not added back to the numerator of the diluted calculation for the three months ended June 30, 2010.  The Notes were issued on August 4, 2009 and thus were not outstanding during the three months ended June 30, 2009.

As a result of our net loss for the three months ended June 30, 2010, all potential shares were excluded from the computation of diluted earnings per share, as their inclusion would have been antidilutive.  As a result, there were

10.3 million potential common shares that were excluded from the computation of diluted loss per share for the three months ended June 30, 2010.  Had we reported net income for this period, an additional 0.5 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share.

For the three months ended June 30, 2009, we excluded 9.8 million potential common shares from the computation of diluted earnings per share as their inclusion would have been antidilutive.

16.   Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and PCs.  The following information sets forth geographic information on our net sales and total assets for the three months ended June 30, 2010 and 2009 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2010
Net sales to unaffiliated customers	$101,135	$32,782	$15,462	$149,379
Total assets	546,943	85,786	35,865	668,594

Three months ended June 30, 2009
Net sales to unaffiliated customers	$162,314	$66,798	$14,389	$243,501
Total assets	476,229	105,494	30,015	611,738

Information about THQ’s net sales by platform for the three months ended June 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended June 30,
Platform	2010	2009
Consoles
Microsoft Xbox 360	$44,513	$97,454
Nintendo Wii	19,160	13,293
Sony PlayStation 3	47,454	78,267
Sony PlayStation 2	4,703	6,701
Other	—	5
	115,830	195,720
Handheld
Nintendo Dual Screen	19,666	20,020
Sony PlayStation Portable	4,341	5,033
Wireless	1,589	4,195
	25,596	29,248

PC	7,953	18,533
Total net sales	$149,379	$243,501

17.   Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard “SFAS” No. 166 (Accounting Standards Codification (“ASC”) Topic 860), “Accounting for Transfers of Financial Assets — an amendment to FASB Statement No. 140,” (“FAS 166”).  The purpose of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, which is our fiscal year 2011.  Our adoption of this pronouncement on April 1, 2010 did not have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”).  The purpose of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities.  FAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, which is our fiscal year 2011.  Our adoption of this pronouncement on April 1, 2010 did not have a material impact on our results of operations, financial position or cash flows.  In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified FAS 167.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, which will be our quarter ending June 30, 2011. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements regarding industry prospects and future results of operations or financial position. We generally use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “positioned,” “potential,” “project,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements.  These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management’s current beliefs and certain assumptions made by management.  Our business and any such forward-looking statements are subject to risks and uncertainties that may affect our future results.  For a discussion of our risk factors, see “Part II - Item 1A. Risk Factors.”  The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

All references to “we,” “us,” “our,” “THQ,” or the “Company” in the following discussion and analysis mean THQ Inc. and its subsidiaries.  Most of the properties and titles referred to in this Quarterly Report are subject to trademark protection.

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management’s discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “2010 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

About THQ

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•       home video game consoles such as the Microsoft Xbox 360 (“Xbox 360”), Nintendo Wii (“Wii”), Sony PlayStation 3 (“PS3”) and Sony PlayStation 2 (“PS2”);

•       handheld platforms such as the Nintendo DS and DSi (collectively referred to as “DS”), and Sony PlayStation Portable (“PSP”);

•       wireless devices, including the iPhone, iTouch and iPad; and

•       personal computers (“PCs”), including games played online.

We also develop and publish titles for digital distribution via Sony’s PlayStation Network (“PSN”) and Microsoft’s Xbox LIVE Marketplace (“Xbox LIVE”) and Xbox LIVE Arcade (“XBLA”), as well as digitally offer our PC titles through online download stores and services such as Steam. We believe that digital delivery of games and game content is becoming an increasingly important part of our business.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to children and the mass market.  Our portfolio of Core Games includes games based on popular fighting brands such as the Ultimate Fighting Championship (“UFC”) and World Wrestling Entertainment (“WWE”); racing games based on our MX vs. ATV brand; and action, shooter and strategy games based on our owned intellectual properties such as Company of Heroes, Darksiders, Red Faction, Saints Row and de Blob, as well as games based on Games Workshop’s Warhammer 40,000 universe.  Our Kids, Family and Casual portfolio includes games based on popular brands such as DreamWorks Animation, Disney•Pixar, Marvel Entertainment, NBC’s The Biggest Loser, Nickelodeon, and Sony Picture Consumer Product’s JEOPARDY! and Wheel of Fortune, as well as games based on our owned intellectual properties, including Drawn to Life.

Overview of Financial Results for the Three Months Ended June 30, 2010

Our net loss attributable to THQ Inc. (“net loss”) for the three months ended June 30, 2010 was $30.1 million, or $0.44 per diluted share, compared to a net income attributable to THQ Inc. (“net income”) of $6.4 million, or $0.09 per diluted share, for the three months ended June 30, 2009.

Our profitability is dependent upon revenues from the sales of our video games.  Net sales in the three months ended June 30, 2010 decreased 39% from the same period last fiscal year, to $149.4 million from $243.5 million in the three months ended June 30, 2009.   The decrease in net sales in the three months ended June 30, 2010 was primarily due to:

•                  net sales in the three months ended June 30, 2009 from the release of Red Faction: Guerrilla with no comparable title released in the same period this fiscal year;

•                  lower net sales of UFC Undisputed 2010  in the three months ended June 30, 2010 as compared to net sales of UFC 2009 Undisputed in the same period last fiscal year due to a lower average net selling price; and

•                  a net deferral of revenue in the three months ended June 30, 2010 compared to a net recognition of previously deferred revenue in the same period last fiscal year.

Our profitability is also affected by the costs and expenses associated with developing and publishing our games. These costs and expenses include both cost of sales and operating expenses.  Our gross profit as a percent of net sales decreased 12 points in the three months ended June 30, 2010, to 23% from 35% in the three months ended June 30, 2009.  The decrease in our gross profit was primarily due to a lower average net selling price on UFC Undisputed 2010  in the three months ended June 30, 2010, as compared to the average net selling price of UFC 2009 Undisputed in the same period last fiscal year; both titles drove sales in these respective periods.

Our profitability is also affected by our operating expenses, which decreased by $16.7 million in the three months ended June 30, 2010, to $62.1 million from $78.8 million in the three months ended June 30, 2009.  This decrease was primarily due to lower product development expenses, lower selling and marketing expenses, and lower general and administrative expenses.

Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer’s royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash used in operations was $54.9 million in the three months ended June 30, 2010, as compared to $8.9 million cash provided by operations in the same period last fiscal year.  The decrease in cash provided by operations was primarily the result of lower net income during the three months ended June 30, 2010 as compared to the same period last fiscal year (adjusted for non-cash reconciling items such as depreciation and amortization), and an increase in investments in licenses and software development, partially offset by changes in accounts receivable.

Executing on Our Strategy

During the three months ended June 30, 2010, we continued to execute on our strategies to develop a select number of high quality owned intellectual properties targeted at the core gamer, to extend our leadership in fighting games and to embrace digital integration and extend our brands to online gaming markets by:

•                  achieving significant critical acclaim for our comprehensive line-up of video games featured at the videogame industry’s leading trade show, the Electronic Entertainment Expo (“E3”) in June 2010.  We earned numerous award nominations for our games such as Homefront, Red Faction: Armageddon, WWE All Stars, UFC Undisputed 2010, Company of Heroes Online, Warhammer 40,000: Space Marine, Warhammer 40,000: Dark Millennium Online and Devil’s Third;

•                  announcing a ground-breaking partnership with Tomonobu Itagaki’s Valhalla Game Studios to publish the studio’s premier video game title, Devil’s Third for the Xbox 360 and PlayStation 3;

•                  shipping 2.7 million units of UFC Undisputed 2010, which achieved an average Metacritic score of 85; and

•                  promoting Martin Good to Executive Vice President, Kids, Family, Casual Games, and Global Online Services.

Trends Affecting Our Business

During the three months ended June 30, 2010 there were no material changes to the trends affecting our business that were disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 10-K.

Results of Operations - Comparison of the Three Months Ended June 30, 2010 and 2009

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including digitally via the Internet.

In the three months ended June 30, 2010, net sales were primarily driven by UFC Undisputed 2010, and catalog titles (titles released in fiscal years previous to the respective fiscal year).  Net sales in the three months ended June 30, 2010 decreased 39% from the same period last fiscal year, to $149.4 million from $243.5 million in the three months ended June 30, 2009.

Net Sales by New Releases and Catalog Titles

The following table details our net sales by new releases (titles initially released in the respective fiscal year) and catalog titles for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2010		2009		(Decrease)	Change
New releases	$89,834	60.1%	$178,441	73.3%	$(88,607)	(49.7)%
Catalog	59,545	39.9	65,060	26.7	(5,515)	(8.5)
Consolidated net sales	$149,379	100.0%	$243,501	100.0%	$(94,122)	(38.7)%

Net sales of our new releases decreased by $88.6 million in the three months ended June 30, 2010 as compared to the same period last fiscal year primarily due to:

•                  net sales in the three months ended June 30, 2009 from the release of Red Faction: Guerrilla with no comparable title released in the same period this fiscal year;

•                  lower net sales of UFC Undisputed 2010  in the three months ended June 30, 2010 as compared to net sales of UFC 2009 Undisputed in the same period last fiscal year due to a lower average net selling price; and

•                  an increase in deferred revenue in the three months ended June 30, 2010 compared to the same period last fiscal year.

Net sales of our catalog titles decreased by $5.5 million in the three months ended June 30, 2010 as compared to the same period last fiscal year primarily due to a decrease in the recognition of previously deferred revenue partially offset by an increase in the average net selling price of our catalog titles.

Net Sales by Territory

The following table details our net sales by territory for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,				Increase/	%
	2010		2009		(Decrease)	Change
North America	$101,135	67.7%	$162,314	66.7%	$(61,179)	(37.7)%

Europe	32,782	21.9	66,798	27.4	(34,016)	(50.9)
Asia Pacific	15,462	10.4	14,389	5.9	1,073	7.5
International	48,244	32.3	81,187	33.3	(32,943)	(40.6)
	$149,379	100.0%	$243,501	100.0%	$(94,122)	(38.7)%

Net sales in the three months ended June 30, 2010 in North America and Europe decreased by $61.2 and $34.0 million, respectively, as compared to the same period last fiscal year.  These decreases were primarily due to:

•                  net sales in the three months ended June 30, 2009 from the release of Red Faction: Guerrilla with no comparable title released in the same period this fiscal year; and

•                  lower net sales of UFC Undisputed 2010  in the three months ended June 30, 2010 as compared to net sales of UFC 2009 Undisputed in the same period last fiscal year due to a lower average net selling price.

We estimate that changes in foreign currency translation rates during the three months ended June 30, 2010, as compared to the same period last fiscal year, decreased reported net sales in Europe by $2.9 million.

Net sales in Asia Pacific increased by $1.1 million in the three months ended June 30, 2010 as compared to the same period last fiscal year primarily due to:

•                  an increase in net sales from distribution arrangements in the Asia Pacific territory;

•                  higher net sales of UFC Undisputed 2010  in the three months ended June 30, 2010 as compared to net sales of UFC 2009 Undisputed in the same period last fiscal year; partially offset by

•                  net sales in the three months ended June 30, 2009 from the release of Red Faction: Guerrilla with no comparable title released in the same period this fiscal year.

We estimate that changes in foreign currency translation rates during the three months ended June 30, 2010, as compared to the same period last fiscal year, increased reported net sales in our Asia Pacific territories by $1.7 million.

Additionally, all territories had a net deferral of revenue in the three months ended June 30, 2010 compared to a net recognition of previously deferred revenue in the same period last fiscal year; this change in deferred revenue decreased our reported net sales.

Cost of Sales, Operating Expenses, Interest and Other Income (Expense), net, Income Taxes, and Noncontrolling Interest

Cost of Sales

Cost of sales decreased by $42.6 million, or 27%, in the three months ended June 30, 2010, as compared to the same period last fiscal year, primarily due to fewer units shipped stemming from the release of Red Faction: Guerrilla in the three months ended June 30, 2009 with no comparable release in the same period this fiscal year.  Cost of sales as a percent of net sales increased by 12 points in the three months ended June 30, 2010, as compared to the same period last fiscal year, primarily due to lower net sales of UFC Undisputed 2010 in the three months ended June 30, 2010 as compared to net sales of UFC 2009 Undisputed in the same period last fiscal year.

Cost of Sales — Product Costs (in thousands)

	June 30, 2010	% of net sales	June 30, 2009	% of net sales	% change
Three Months Ended	$60,703	40.6%	$79,929	32.8%	(24.1)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts.  In the three months ended June 30, 2010, product costs as a percent of net sales increased by 7.8 points as compared to the same period last fiscal year.  This increase, as a percent of net sales, was primarily due to a lower average net selling price on sales of UFC Undisputed 2010 in the three months ended June 30, 2010 as compared to sales of UFC 2009 Undisputed in the same period last fiscal year.

Cost of Sales — Software Amortization and Royalties (in thousands)

	June 30, 2010	% of net sales	June 30, 2009	% of net sales	% change
Three Months Ended	$33,353	22.3%	$45,036	18.5%	(25.9)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs.  Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties based on the ratio of current gross sales to total projected gross sales.  In the three months ended June 30, 2010, software amortization and royalties as a percentage of net sales increased by 3.8 points as compared to the same period last fiscal year.  This increase, as a percentage of net sales, was primarily due to lower net sales of UFC Undisputed 2010 in the three months ended June 30, 2010 as compared to sales of UFC 2009 Undisputed in the same period last fiscal year.

Cost of Sales — License Amortization and Royalties (in thousands)

	June 30, 2010	% of net sales	June 30, 2009	% of net sales	% change
Three Months Ended	$20,890	14.0%	$32,539	13.4%	(35.8)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license.  Also included in license amortization and royalties expense is venture partner expense which was zero and $1.2 million in the three months ended June 30, 2010 and 2009, respectively (see “Note 1 — Basis of Presentation” in the notes to the condensed consolidated financial statements included in Part I, Item I).

Net sales of games based on licensed properties represented 90% and 73% of our total net sales in the three months ended June 30, 2010 and 2009, respectively.  License amortization and royalties expense as a percent of net sales increased by less than a point as compared to the same period last fiscal year.  Excluding an impairment charge of $5.4 million recognized in the three months ended June 30, 2009 related to one of our kids’ licenses, license amortization and royalties expense as a percent of net sales would have increased by 2.8 points, reflective of the higher mix of net sales from games based on licensed properties.

Operating Expenses

Our operating expenses decreased by $16.7 million, or 21.2%, in the three months ended June 30, 2010 as compared to the same period last fiscal year; each of our operating expense line items decreased as explained below.

Product Development (in thousands)

	June 30, 2010	% of net sales	June 30, 2009	% of net sales	% change
Three Months Ended	$16,475	11.0%	$22,158	9.1%	(25.6)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility.  Product development expense decreased by $5.7 million in the three months ended June 30, 2010, as compared to the same period last fiscal year.  In the three months ended June 30, 2010, almost all of the products under development were technologically feasible and as such, the related costs were capitalized to software development.  In the three months ended June 30, 2009, a larger portion of the products under development had not yet reached technological feasibility.

Selling and Marketing (in thousands)

	June 30, 2010	% of net sales	June 30, 2009	% of net sales	% change
Three Months Ended	$33,626	22.5%	$38,443	15.8%	(12.5)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs.  Selling and marketing expenses decreased by $4.8 million in the three months ended June 30, 2010, as compared to the same period last fiscal year.  The decrease was primarily due to costs incurred in the three months ended June 30, 2009 supporting the release of our owned intellectual property, Red Faction: Guerrilla; there was no comparable title released in the same period this fiscal year.  This decrease was partially offset by a higher level of marketing support for the release of UFC Undisputed 2010 in the three months ended June 30, 2010 as compared to UFC 2009 Undisputed in the three months ended June 30, 2009.

Selling and marketing expenses as a percent of net sales increased by 6.7 points in the three months ended June 30, 2010, as compared to the same period last fiscal year.  This increase, as a percent of net sales, was primarily due to the higher level of marketing support for the release of UFC Undisputed 2010 and lower net sales of UFC Undisputed 2010 in the three months ended June 30, 2010 as compared to sales of UFC 2009 Undisputed in the same period last fiscal year.

General and Administrative (in thousands)

	June 30, 2010	% of net sales	June 30, 2009	% of net sales	% change
Three Months Ended	$11,844	7.9%	$16,578	6.8%	(28.6)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting.  General and administrative expenses decreased by $4.7 million in the three months ended June 30, 2010, as compared to the same period last fiscal year, primarily due to lower legal and personnel related costs.

Restructuring

Restructuring charges include the costs associated with lease abandonments less estimates of sublease income, write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancellable contracts.  We recorded restructuring charges of $0.2 million and $1.7 million in the three months ended June 30, 2010 and 2009, respectively.  The charges in the three months ended June 30, 2010 are facility related charges due to changes in actual and estimated sublease income.  For further information related to our restructuring charges, see “Note 7 — Restructuring” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”).  For further discussion of the Notes, see “Note 9 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements included in Part I, Item 1.  Interest and other income (expense), net in the three months ended June 30, 2010, primarily consisted of interest expense and amortization of debt issuance costs on our Notes; our Notes were issued on August 4, 2009 and accordingly there are no comparable charges in the same period last fiscal year.

Income Taxes

Income tax expense for three months ended June 30, 2010 and 2009 was $0.8 million and $1.0 million, respectively.  Income tax expense in both periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses in the U.S.  The effective tax rate differs significantly from the federal statutory rate primarily due to taxable losses in the U.S. that are fully offset by a valuation allowance.

Noncontrolling Interest

We sold our interest in THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) on April 30, 2010 and recognized an insignificant gain.  In the three months ended June 30, 2009, we recognized $0.2 million of noncontrolling interest reflecting the loss allocable to equity interests in THQ*ICE LLC that were not owned by THQ.

Liquidity and Capital Resources

(In thousands)	June 30, 2010	March 31, 2010	Change
Cash and cash equivalents	$115,988	$188,378	$(72,390)
Short-term investments	99,972	82,941	17,031
Cash, cash equivalents and short-term investments	$215,960	$271,319	$(55,359)
Percentage of total assets	32%	38%

	Three Months Ended June 30,
(In thousands)	2010	2009	Change
Cash provided by (used in) operating activities	$(54,906)	$8,906	$(63,812)
Cash provided by investing activities	479	1,044	(565)
Cash used in financing activities	(13,166)	(1,124)	(12,042)
Effect of exchange rate changes on cash	(4,797)	7,930	(12,727)
Net increase (decrease) in cash and cash equivalents	$(72,390)	$16,756	$(89,146)

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

In the three months ended June 30, 2010, our cash, cash equivalents and short-term investments decreased by $55.4 million, from $271.3 million at March 31, 2010 to $216.0 million at June 30, 2010.  The primary reason for the decrease was an increase in cash used in operations, partially offset by net cash proceeds related to the sale of the ARS that were classified as short-term investments, pledged in our March 31, 2010 balance sheet and repayment of the associated secured credit line.

In order to position the company for long-term growth, during fiscal 2011 we intend to use a substantial portion of our cash, cash equivalents and short-term investments, to fund additional product development, invest in additional licenses and for working capital needs.  Consistent with prior years, we expect to use cash in the first half of fiscal 2011 and to generate cash in the second half of fiscal 2011.  As a result of this investment in our business in fiscal 2011, we expect to generate cash in fiscal 2012 in excess of the amount generated in fiscal 2010.

Cash Flow from Operating Activities.  Cash used in operations was $54.9 million in the three months ended June 30, 2010, as compared to $8.9 million cash provided by operations in the same period last fiscal year.  The decrease in cash provided by operations was primarily the result of lower net income during the three months ended June 30, 2010 as compared to the same period last fiscal year (adjusted for non-cash reconciling items such as depreciation and amortization), and an increase in investments in licenses and software development, partially offset by changes in accounts receivable.

Cash Flow from Investing Activities.  Cash provided by investing activities decreased by $0.6 million in the three months ended June 30, 2010, as compared to the same period last fiscal year.  The decrease in cash provided by was primarily due to an increase in investments in property and equipment, partially offset by acquisition related payments in the three months ended June 30, 2009.

Cash Flow from Financing Activities.  Cash used in financing activities increased by $12.0 million in the three months ended June 30, 2010, as compared to the same period last fiscal year.  The increase in cash used was primarily the result of our repayment of the secured credit line.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates decreased our reported cash balance by $4.8 million.

Key Balance Sheet Accounts

As of June 30, 2010, our total current assets were $516.3 million, down from $562.5 million at March 31, 2010.  In addition to cash, cash equivalents and short-term investments, our current assets consist primarily of:

Accounts Receivable.  Accounts receivable decreased by $1.2 million, from $41.3 million at March 31, 2010 to $40.1 million at June 30, 2010.  The slight decrease in net accounts receivable was primarily due to lower net sales in the three months ended June 30, 2010 as compared to the three months ended March 31, 2010.  This impact was partially offset by differences in the timing of our new releases within each of the quarters.  Accounts receivable allowances were $86.1 million as of June 30, 2010, an $8.6 million increase from $77.5 million at March 31, 2010.  Allowances for price protection and returns as a percentage of trailing nine month net sales were 10% and 9% as of June 30, 2010 and 2009, respectively.  This increase is primarily reflective of lower net sales in the three months ended June 30, 2010 as compared to the same period last fiscal year.  We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory.  Inventory increased by $2.3 million, from $14.0 million at March 31, 2010 to $16.3 million at June 30, 2010.  The increase in inventory was primarily due to product on hand of our new releases from the three months ended June 30, 2010.  Inventory turns on a rolling twelve month basis were 12 at June 30, 2010 and March 31, 2010, respectively.

Licenses.  Our investment in licenses, including the long-term portion, increased by $3.7 million, from $140.3 million at March 31, 2010 to $144.0 million at June 30, 2010.

Software Development.  Capitalized software development, including the long-term portion, increased by $23.0 million, from $159.0 million at March 31, 2010 to $182.0 million at June 30, 2010.  The increase in software development was primarily due to investment in titles scheduled to be released in the remainder of fiscal 2011 and 2012, partially offset by amortization of titles released in the three months ended June 30, 2010.  Approximately 88% of the software development asset balance at June 30, 2010 is for games that have expected release dates in the remainder of fiscal 2011 and beyond.

Total current liabilities at June 30, 2010, were $197.8 million, up from $190.9 million at March 31, 2010. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased by $13.9 million, from $40.3 million at March 31, 2010 to $54.2 million at June 30, 2010.  The increase in accounts payable was primarily due to the timing of product development milestone payments to external developers and product purchases.

Accrued and Other Current Liabilities.  Accrued and other current liabilities increased by $6.2 million, from $137.3 million at March 31, 2010 to $143.5 million at June 30, 2010.  The increase in accrued and other current liabilities was primarily due to movement from long-term to short-term accrued royalties and an increase in deferred revenue, partially offset by a decrease in accrued compensation and movement of accrued product development milestones to external developers to accounts payable.

Secured Credit Line.  Secured credit line decreased from $13.2 million at March 31, 2010 to zero at June 30, 2010.  The credit line was related to a settlement agreement we entered into with UBS related to certain ARS.  In the three months ended June 30, 2010, we paid the entire outstanding borrowings under the credit line, $13.2 million (see “Note 8 — Secured Credit Line” in the notes to the condensed consolidated financial statements in Part I, Item 1).  The credit line was terminated, pursuant to its terms, on July 2, 2010.

Our liabilities at June 30, 2010 also consisted of:

Other long-term liabilities.  Other long-term liabilities decreased by $20.1 million, from $98.8 million at March 31, 2010 to $78.7 million at June 30, 2010.  The decrease in other long-term liabilities was primarily due to movements of accrued royalties and a portion of the settlement payment due to Jakks, from long-term to short-term.

Convertible Senior Notes.  We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of June 30, 2010 (see “Note 9 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At June 30, 2010, we held cash, cash equivalents, and short-term investments of $216.0 million.  We believe that this amount will be sufficient to meet our operating requirements for at least the next twelve months, including our working capital requirements, contractual obligations, and expected investments in our business.

In June 2009, we entered into a Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (“B of A”), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See “Note 10 — Credit Facility” in the notes to the condensed consolidated financial statements in Part I, Item 1, for additional information regarding the Credit Facility.  We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders’ obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  The borrowing capacity under the Credit Facility fluctuates based upon our levels of U.S. accounts receivable, subject to standard deductions and reserves.  As of June 30, 2010 we had no borrowings under the Credit Facility and $28.2 million of available borrowing capacity.

On August 4, 2009 we issued the Notes (see “Note 9 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements included in Part I, Item 1).  After offering costs, the net proceeds to us were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  In fiscal 2010 we paid $2.7 million in interest on the Notes and absent any conversions, we expect to pay $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate of $25.2 million in interest payments over the term of the Notes.  The Notes are our unsecured and unsubordinated obligations.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

At June 30, 2010, we had $100.0 million of short-term available-for-sale investments and $1.8 million of long-term available-for-sale investments.  We classified certain of these investments as long-term to reflect the lack of liquidity of these securities.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in “Part II, Item 1A. Risk Factors.”  We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2010 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
	License /
Fiscal	Software
Years Ending	Development
March 31,	Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2011	$94,559	$9,927	$11,375	$—	$437	$116,298
2012	80,088	12,720	14,453	—	6,582	113,843
2013	16,600	5,687	11,605	—	4,000	37,892
2014	10,500	4,112	10,423	—	4,000	29,035
2015	10,000	500	9,195	100,000	—	119,695
Thereafter	22,500	1,000	11,188	—	—	34,688
	$234,247	$33,946	$68,239	$100,000	$15,019	$451,451

(1)        Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of June 30, 2010 are $234.2 million.  License/software development commitments in the table above include $103.2 million of commitments to licensors/developers that are included in our condensed consolidated balance sheet as of June 30, 2010 because the licensors/developers do not have any significant performance obligations to us.  These commitments may be included in both current and long-term licenses and accrued royalties/current and long-term software development and accrued liabilities.

(2)          Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 12% of net sales related to the respective license.

(3)          Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.4 million and $0.7 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the June 30, 2010 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 business realignment. We expect to receive $0.4 million, $0.4 million and $0.2 million in sublease rental income in the remainder of fiscal 2011, fiscal 2012 and fiscal 2013, respectively, under non-cancelable sublease agreements.

(4)          Convertible Senior Notes.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder’s option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $5.0 million in each of the fiscal years 2011 through 2014 and $2.5 million in fiscal 2015, for an aggregate $22.5 million in interest payments over the remaining term of the Notes (see “Note 9 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements included in Part I, Item 1).

(5)          Other.  As described in “Note 17 — Settlement Agreements” in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, the amounts payable to Jakks totaling $14.0 million are reflected in the table above.  The present value of this amount is included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet at June 30, 2010.  The remaining other commitments included in the table above are also included as current or long-term liabilities in our June 30, 2010 condensed consolidated balance sheet.

(6)          We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At June 30, 2010, we had $6.1 million of unrecognized tax benefits.  See “Note 14 — Income Taxes” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information regarding the unrecognized tax benefits.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Part II, Item 7 to our 2010 10-K, under the caption “Critical Accounting Estimates.”

Recently Issued Accounting Pronouncements

See “Note 17 — Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements in Part 1, Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  At June 30, 2010, our $116.0 million of cash and cash equivalents were comprised of cash and time deposits, money market funds, and corporate securities; $13.8 million of our cash equivalents are classified as trading securities (specifically the corporate securities).  At June 30, 2010, our $100.0 million of short-term investments included $19.0 million of municipal securities, $77.8 million of corporate securities, and $3.1 million of negotiable certificates of deposit; our long-term investments of $1.8 million consisted entirely of municipal securities.  Our June 30, 2010 short-term and long-term investments were classified as available-for-sale.  We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer term investments.  The value of these investments may fluctuate with changes in interest rates, however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value.  Interest income recognized in the three months ended June 30, 2010 and 2009 was $0.5 million and $0.4 million, respectively, and was included in interest and other income (expense), net in our condensed consolidated statements of operations.

At June 30, 2010, we had no outstanding balances under the Bank of America Credit Facility or under the UBS Credit Agreement, which was terminated, pursuant to its terms, on July 2, 2010.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the three months ended June 30, 2010 and 2009, we did not enter into any foreign exchange forward contracts, related to cash flow hedging activities.

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

At June 30, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $90.2 million with a fair value that approximates zero.  All of the contracts had maturities of one month and consisted primarily of Euro, GBP, CAD, and AUD.  The net gain recognized from these contracts during the three months ended June 30, 2010 was $2.7 million and was included in interest and other income (expense), net in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $4.8 million and an immaterial change in our reported loss before income taxes in the three months ended June 30, 2010.  A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $12.2 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints.  In addition, because we have designed our disclosure controls and procedures based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our disclosure controls and procedures may not achieve their desired purpose under all possible future conditions.  Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of July 3, 2010, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

Patent Infringement litigation. On June 15, 2010, THQ was served with a lawsuit entitled Software Restore Solutions, LLC v. Apple, Inc., et al., filed in the United States District Court for the Northern District of Illinois. The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled “Workgroup Network Manager for Controlling the Operation of Workstations within the Computer Network.”  Plaintiff is seeking injunctive relief, an award of damages not less than a reasonable royalty, treble damages and attorneys’ fees, costs and expenses.  Defendants in the lawsuit include THQ, Electronic Arts Inc., Activision Blizzard, Inc., Sega of America, Inc., Square Enix, Inc., Apple, Inc., Adobe Systems, Inc., and International Business Machines, Inc., among others. THQ intends to enter into a joint defense agreement with several of the other Defendants and intends to vigorously defend the claims against us. Since the litigation is still in an early stage, we cannot predict the likely outcome of this dispute.

Additionally, we are subject to ordinary routine claims and litigation incidental to our business.  We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.

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

Our business is “hit” driven. If we do not deliver “hit” games, our net sales and profitability can suffer.

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

We have significant net operating loss and tax credit carryforwards (“NOLs”).  If we are unable to use our NOLs, our future profitability may be significantly impacted.

As of March 31, 2010, we had federal net operating loss carryforwards of $353.8 million and federal R&D tax credit carryforwards of $24.5 million.  Under applicable tax rules, we may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions.  Therefore, we believe that these NOLs could be a substantial asset.  However, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, our ability to use the NOLs could be substantially limited, which could significantly increase our future income tax liability.  An “ownership change” generally is deemed to occur if our “5-percent shareholders” increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these 5-percent shareholders at any time during the three-year period prior to any such increase in ownership.  While the rules for identifying 5-percent shareholders and their ownership are quite complex, 5-percent shareholders generally include persons that own, at any time during the three-year testing period, 5% or more of our stock directly, as well as by attribution from other persons, and certain groups of stockholders, each of whom owns less than 5% of our stock.  On May 12, 2010, we entered into a Section 382 Rights Agreement with Computershare Trust Company, N.A., as rights agent, in an effort to prevent an “ownership change” from occurring and thereby protect the value of the NOLs.  There can be no assurance, however, that the Section 382 Rights Plan will prevent an ownership change from occurring, or that entering into the Section 382 Rights Plan will, in fact, protect the value of the NOLs.

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

•                  the timing of the introduction of new platforms and the accuracy of retailers’ forecasts of consumer demand; and

•                  the deferral or subsequent recognition of net sales and costs related to certain of our products which contain online functionality.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts and investors as a result of the factors described above and others described throughout this “Risk Factors” section, which may in turn cause the price of our common stock to fall or significantly fluctuate.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in this “Risk Factors” section, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, to factors impacting the entertainment, computer, software, Internet, media or electronics industries, to our ability to successfully integrate any acquisitions we may make, or to national or international economic conditions. In particular, economic downturns may contribute to the public stock markets’ experiencing extreme price and trading volume volatility. These broad market fluctuations have and could continue to adversely impact the market price of our common stock.

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

Catastrophic events or geo-political conditions may disrupt our business.

Our net sales are derived from sales of our games, which are developed within a relatively small number of studio facilities located throughout the world. If a fire, flood, earthquake or other disaster, condition or event such as political instability, civil unrest or a power outage adversely affected any of these facilities while personnel were finishing development of a game, it could significantly delay the release of the game, which could result in a substantial loss of sales in any given quarter and cause our operating results to differ materially from expectations.

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

We are dependent on the platform manufacturers (Microsoft, Nintendo and Sony) and our non-exclusive licenses with them, both for the right to publish titles for their platforms and for the manufacture of our products for their platforms. Our existing platform licenses require that we obtain approval for the publication of new games on a title-by-title basis. As a result, the number of titles we are able to publish for these platforms, and our sales from titles for these platforms, may be limited. Should any manufacturer choose not to renew or extend our license agreement at the end of its current term, or if any license were terminated, we would be unable to publish additional titles for that manufacturer’s platform, which could negatively impact our operating results.

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

Large retailers, including one of our largest customers, GameStop, have increased their focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offers may reduce consumers’ propensity to trade in games; however, continued sales of used games, rather than new games, may negatively impact our ability to sell new games and thus lower our net sales in any given quarter.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of most retailers’ sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

 Competitive launches may negatively impact the sales of our games.

We compete for consumer dollars with several other video game publishers, and consumers must make choices among available games. If we make our games available for sale at the same time as our competitors’ games become available, consumers may choose to spend their money on products published by our competitors rather than our products and retailers may choose to give more shelf space to our competitors’ products, leaving less space to sell our products. Since the life cycle of a game is short, strong sales of our competitors’ games could negatively impact the sales of our games.

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

Certain platform licensors have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections) on their platforms. Each licensor’s ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through this distribution channel, which could adversely impact our results of operations.

Development of software by platform manufacturers may lead to reduced sales of our products.

The platform manufacturers, Microsoft, Nintendo and Sony, each develop software for their own hardware platforms. As a result of their commanding positions in the industry, the platform manufacturers may have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. Additionally, the platform manufacturers can bundle their software with their hardware, creating less demand for individual sales of our products. In the twelve month period ended March 31, 2010, Nintendo’s market share across North America and top European territories was nearly 49% on its Wii platform and more than 37% on its DS platforms. Continued or increased dominance of software sales by the platform manufacturers may lead to reduced sales of our products and thus lower net sales.

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

A large percentage of our net sales are derived from games developed by third-party developers. While we own approximately 15% of Yuke’s, the developer of our UFC Undisputed and WWE SmackDown vs. Raw games, we do not have direct control over the business, finances and operational practices of these external developers, including Yuke’s.  A delay or failure to complete the work performed by external developers has and may in the future result in delays in, or cancellations of, product releases. Additionally, the future success of externally-developed titles will depend on our continued ability to maintain relationships and secure agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers’ services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers, and failure to do so could result in a material adverse impact on our business and financial results.

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

From time to time, legislation has been introduced for the establishment of a government mandated rating and governing system in the U.S. and in foreign countries for our industry.  In April 2010, the U.S. Supreme Court granted the state of California’s certiorari petition in connection with the constitutionality of California’s proposed legislation to regulate the sale of violent video games to minors.  Various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system or other regulation (such as the law at issue in the California case), our ability to successfully market and sell our products could be adversely impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended June 30, 2010.

Limitations upon Payment of Dividends

Our Credit Facility contains limitations on our ability to pay cash dividends.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

None

Item 6.    Exhibits

Exhibit Number		Title

3.1

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 filed on January 9, 1998 (File No. 333-32221) (the “S-3 Registration Statement”)).

3.2		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.4		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

3.5		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009).

3.6

Amended and Restated Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of THQ Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on May 13, 2010 (File No. 001-15959) (the “May 2010 8-A”)).

4.1

Rights Agreement dated as of May 12, 2010, by and between the Company and Computershare Trust Company, N.A., as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the May 2010 8-A).

4.2

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Company’s August 2001 8-A).

4.3

First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813).

4.4

Second Amendment to Amended and Restated Rights Agreement, dated as of May 12, 2010 between the Company and Computershare Investor Services, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 13, 2010).

4.5

Indenture dated as of August 4, 2009, between the Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2009).

4.6		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2009).

10.1	*+	Global PlayStation3 Format Licensed Publisher Agreement and Regional Rider, effective as of June 24, 2010, by and between Sony Computer Entertainment Europe Limited and the Company.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 11, 2010	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

Dated: August 11, 2010	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

Dated: August 11, 2010	THQ INC.

	By:	/s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer