Form 10-K/A
period 2010-03-31
THQ INC
filed 2010-09-03
CIK 865570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 26, 2009 was approximately $478.0 million.

The number of shares outstanding of the registrant’s common stock as of August 30, 2010 was approximately 67,758,464.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s 2010 Proxy Statement is incorporated by reference into Part III in registrant’s Form 10-K for the fiscal year ended March 31, 2010.

THQ INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“Form 10-K”) as filed with the Securities and Exchange Commission on June 4, 2010.  No revisions are being made to the Company’s financial statements and except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.47 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.47. Except for the changes to Exhibits 10.47, this Amendment does not otherwise update any exhibits as originally filed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART IV

Item 15.  Exhibits

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

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.4	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2009).
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

4.2

Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959)).

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

4.5

Indenture dated as of August 4, 2009, between the Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2009) (the “August 2009 8-K”)).

4.6	Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the August 2009 8-K).
10.1#

Second Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “March 2009 10-K”).

10.2#

Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the “December 2004 10-Q”)).

10.3#	Indemnification Agreement, dated as of March 28, 2006 between the Company and Jeffrey W. Griffiths (the form of which is incorporated by reference to Exhibit 10.4 to the Company’s December 2004 10-Q).
10.4#	Indemnification Agreement, dated as of January 31, 2008 between the Company and Gary Rieschel (the form of which is incorporated by reference to Exhibit 10.4 to the Company’s December 2004 10-Q).
10.5#	Indemnification Agreement, dated as of March 2, 2009 between the Company and Paul J. Pucino (the form of which is incorporated by reference to Exhibit 10.4 to the Company’s December 2004 10-Q).
10.6#	THQ Inc. Amended and Restated 2006 Long Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 1, 2008).
10.7#	THQ Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 7, 2009).

10.8#

THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.9#	Third Amended and Restated Non-executive Employee Stock Option Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed July 3, 2003).
10.10#

THQ Inc. Stock Unit Deferred Compensation Plan, effective as of August 18, 2005 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “March 2007 10-K)).

10.11#

Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 10-Q”)).

10.12#	Form of Severance Agreement with Senior Officers (incorporated by reference to Exhibit 10.2 to the Company’s June 2006 10-Q).
10.13#	Form of Severance Agreement with Officers (incorporated by reference to Exhibit 10.3 to the Company’s June 2006 10-Q).
10.14#	Form of Change-in-Control Agreement with Executive and Senior Officers (incorporated by reference to Exhibit 10.4 to the Company’s June 2006 10-Q).
10.15#	Form of Change-in-Control Agreement with Officers (incorporated by reference to Exhibit 10.5 to the Company’s June 2006 10-Q).
10.16#	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004).
10.17

Loan and Security Agreement dated as of June 30, 2009, by and among the Company, the financial institutions party to the Agreement from time to time as lenders (“Lenders”), and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the period ended September 30, 2009 (the “September 2009 10-Q”)).

10.18**	First Amendment to Loan and Security Agreement dated as of January 21, 2010, by and among the Company, Lenders, and Bank of America, N.A., as agent for the Lenders.
10.19	Settlement Agreement dated as of August 17, 2009, by and between the Company and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s September 2009 10-Q).
10.20

Settlement Agreement, dated as of December 22, 2009, between the Company and World Wrestling Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.21

Settlement Agreement and Mutual Release dated as of December 22, 2009, by and between the Company, Jakks Pacific, Inc. and THQ/JAKKS Pacific, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.22	Agreement dated as of December 22, 2009, between the Company and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2009).
10.23+

PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the “September 2002 10-Q”)).

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

10.26+

PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.27+

PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s December 2004 10-Q).

10.28

Latin American Rider to the PlayStation® Portable Licensed Publisher Agreement effective as of December 17, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the March 2009 10-K).

10.29+

Global PlayStation 3 Format Licensed Publisher Agreement and North American Territory Rider, effective as of March 5, 2007 by and between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008).

10.30

Latin American Rider to the Global PlayStation 3 Format Licensed Publisher Agreement effective as of December 12, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.24 to the March 2009 10-K).

10.31+

Xbox 360 Publisher License Agreement, dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.32+

Amendment to the Xbox 360 Publisher License Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.33+

Amendment to the Xbox 360 Publisher License Agreement, dated as of January 17, 2007, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on the March 2007 10-K).

10.34+

Amendment to the Xbox 360 Publisher License Agreement effective as of July 8, 2008 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.35+

Amendment No. 2 to the Xbox 360 Publisher License Agreement effective as of October 21, 2008 between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.36

Form of Web Portal Xbox LIVE WebServices Addendum to the Xbox 360 Publisher License Agreement dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.4 to the Company’s September 2009 10-Q).

10.37**	Letter Amendment to the Xbox 360 Publisher License Agreement dated as of October 19, 2009 by and between Microsoft Licensing, GP and THQ (UK) Limited.
10.38+**	Amendment to the Xbox 360 Publisher License Agreement (Russian Incentive Program; Hits Program Revisions) effective as of February 26, 2010, by and between Microsoft Licensing, GP and the Company.
10.39+

Confidential License Agreement for the Nintendo DS handheld platform dated as of January 25, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.40

First Amendment to the Confidential License Agreement for Nintendo DS effective as of October 15, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.41

Side Letter Agreement to the Confidential License Agreement for Nintendo DS dated February 25, 2009 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.35 to the March 2009 10-K).

10.42+

Confidential First Renewal License agreement for Nintendo DS (EEA, Australia, and New Zealand) effective as July 20, 2008 between Nintendo Co., Ltd., the Company and certain of the Company’s subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.43

Amendment Letter dated November 23, 2009 to Confidential First Renewal License Agreement for Nintendo DS and Nintendo DSi (EEA, Australia and New Zealand), by and between Nintendo Co., Ltd., the Company and certain of the Company’s subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the “Company’s December 2009 10-Q”).

10.44+

Confidential License Agreement for the Wii Console (Western Hemisphere), dated as of October 12, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007).

10.45+

Add On Content Addendum to the Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of March 23, 2009 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.38 to the March 2009 10-K).

10.46

First Amendment to Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of September 15, 2009, by and between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2009).

10.47*+

Confidential First Renewal License Agreement for the Wii Console (EEA, Australia, and New Zealand) effective as of October 30, 2009, by and among the Company, certain of Company’s subsidiaries and Nintendo Co., Ltd.

10.48

Lease agreement dated December 22, 2004 between the Company, as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Company’s December 2004 10-Q).

14	Code of Ethics for Executive Officers and Other Senior Financial Officers, as adopted May 27, 2004 (incorporated by reference from the Company’s Form 10-K for the fiscal year ended March 31, 2006).
21**	Subsidiaries of the Company.

23.1**	Consent of Deloitte & Touche LLP
31.1**	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith

**                                  Previously filed as an exhibit with the Registrant’s Annual Report on Form 10-K, filed on June 4, 2010

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

Dated: September 3, 2010	THQ INC.
	By:	/s/ Brian J. Farrell Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: September 3, 2010	THQ INC.
	By:	/s/ Paul J. Pucino Paul J. Pucino, Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Dated: September 3, 2010	THQ INC.
	By:	/s/ Teri J. Manby Teri J. Manby, Vice President, Chief Accounting Officer (Principal Accounting Officer)