Form 10-Q
period 2010-09-30
THQ INC
filed 2010-11-05
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______   to _______

Commission file number 0-18813
___________________________________________________________
THQ INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3541686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29903 Agoura Road
Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (818) 871-5000
___________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant's common stock as of October 29, 2010 was approximately 67,947,685.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information
Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,391	$188,378
Short-term investments	56,372	82,941
Cash, cash equivalents and short-term investments	122,763	271,319
Short-term investments, pledged	—	22,774
Accounts receivable, net of allowances	10,511	41,318
Inventory	21,234	13,970
Licenses	74,998	56,555
Software development	170,271	132,223
Deferred income taxes	7,297	5,590
Income taxes receivable	1,067	4,914
Prepaid expenses and other current assets	40,347	13,864
Total current assets	448,488	562,527
Property and equipment, net	31,038	28,374
Licenses, net of current portion	95,436	83,752
Software development, net of current portion	53,802	26,792
Deferred income taxes	433	433
Long-term investments	1,892	1,851
Other long-term assets, net	12,271	10,600
TOTAL ASSETS	$643,360	$714,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,167	$40,305
Accrued and other current liabilities	141,677	137,332
Secured credit line	—	13,249
Total current liabilities	200,844	190,886
Other long-term liabilities	82,856	98,825
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 11)

THQ Inc. stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of September 30, 2010; 67,923,406 and 67,729,952 shares issued and outstanding as of September 30, 2010 and March 31, 2010, respectively	679	677
Additional paid-in capital	517,312	511,922
Accumulated other comprehensive income	14,875	7,867
Accumulated deficit	(273,206)	(196,111)
Total THQ Inc. stockholders' equity	259,660	324,355
Noncontrolling interest	—	263
Total equity	259,660	324,618
TOTAL LIABILITIES AND EQUITY	$643,360	$714,329

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Net sales	$77,053	$101,290	$226,432	$344,791
Cost of sales:
Product costs	35,003	38,975	95,706	118,904
Software amortization and royalties	21,162	24,191	54,515	69,227
License amortization and royalties	9,583	(9,049)	30,473	23,490
Total cost of sales	65,748	54,117	180,694	211,621

Gross profit	11,305	47,173	45,738	133,170
Operating expenses:
Product development	17,900	19,304	34,375	41,462
Selling and marketing	24,023	19,028	57,649	57,471
General and administrative	11,878	14,055	23,722	30,633
Restructuring	(161)	870	7	2,522
Total operating expenses	53,640	53,257	115,753	132,088

Operating income (loss)	(42,335)	(6,084)	(70,015)	1,082
Interest and other income (expense), net	(3,991)	290	(5,581)	349
Income (loss) before income taxes	(46,326)	(5,794)	(75,596)	1,431
Income taxes	659	154	1,499	1,154
Net income (loss) prior to allocation of noncontrolling interest	(46,985)	(5,948)	(77,095)	277
Loss attributable to noncontrolling interest	—	378	—	562
Net income (loss) attributable to THQ Inc.	$(46,985)	$(5,570)	$(77,095)	$839

Earnings (loss) per share attributable to THQ Inc. - basic	$(0.69)	$(0.08)	$(1.14)	$0.01
Earnings (loss) per share attributable to THQ Inc. - diluted	$(0.69)	$(0.08)	$(1.14)	$0.01

Shares used in per share calculation - basic	67,813	67,462	67,779	67,466
Shares used in per share calculation - diluted	67,813	67,462	67,779	67,745

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(In thousands, except share data)

Six Months Ended September 30, 2010
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2010	67,729,952	$677	$511,922	$7,867	$(196,111)	$263	$324,618
Exercise of options	17,555	—	83	—	—	—	83
Issuance of common stock	20,250	—	—	—	—	—	—
Issuance of ESPP shares	144,692	2	435	—	—	—	437
Issuance of restricted stock, net	(1,350)	—	(7)	—	—	—	(7)
Conversion of stock unit awards	12,307	—	(39)	—	—	—	(39)
Stock-based compensation	—	—	4,918	—	—	—	4,918
Sale of noncontrolling interest	—	—	—	—	—	(263)	(263)
Comprehensive loss:
Net loss	—	—	—	—	(77,095)	—	(77,095)
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	4,534	—	—	4,534
Unrealized gain on investments, net of tax	—	—	—	2,721	—	—	2,721
Reclassification of gain on investments included in net loss, net of tax	—	—	—	(247)	—	—	(247)
Comprehensive loss	—	—	—	7,008	(77,095)	—	(70,087)
Balance at September 30, 2010	67,923,406	$679	$517,312	$14,875	$(273,206)	$—	$259,660

Six Months Ended September 30, 2009
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Exercise of options	41,378	—	215	—	—	—	215
Conversion of stock unit awards	23,545	—	—	—	—	—	—
Cancellation of restricted stock	(24,841)	—	—	—	—	—	—
Stock-based compensation	—	—	5,083	—	—	—	5,083
Taxes related to stock options	—	—	4,147	—	—	—	4,147
Comprehensive income:
Net income (loss)	—	—	—	—	839	(562)	277
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	13,011	—	—	13,011
Unrealized gain on investments, net tax	—	—	—	2,218	—	—	2,218
Reclassification of gain on investments included in net income, net of tax	—	—	—	(641)	—	—	(641)
Comprehensive income (loss)	—	—	—	14,588	839	(562)	14,865
Balance at September 30, 2009	67,511,741	$675	$505,296	$12,196	$(186,255)	$2,636	$334,548

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2010	2009
OPERATING ACTIVITIES:
Net income (loss) prior to allocation of noncontrolling interest	$(77,095)	$277
Adjustments to reconcile net income (loss) prior to allocation of noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	5,616	7,099
Amortization of licenses and software development(1)	66,648	93,421
Loss on disposal of property and equipment	10	489
Restructuring charges	7	2,522
Change in deferred revenue and related expenses(3)	4,053	(5,230)
Amortization of debt issuance costs	393	136
Amortization of interest	763	105
Gain on investments	(332)	(734)
Stock-based compensation(2)	4,357	5,388
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	30,204	56,931
Inventory	(6,992)	(14,056)
Licenses	(23,940)	(3,270)
Software development(3)	(116,763)	(91,527)
Prepaid expenses and other current assets(3)	(24,129)	(19,652)
Accounts payable	18,202	2,336
Accrued and other liabilities(3)	(39,446)	(63,712)
Income taxes	2,193	(6,122)
Net cash used in operating activities	(156,251)	(35,599)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	93,248	8,776
Proceeds from sales and maturities of trading investments	22,775	2,925
Purchases of available-for-sale investments	(64,781)	(39,989)
Other long-term assets	(474)	(124)
Acquisitions, net of cash acquired	—	(840)
Purchases of property and equipment	(8,265)	(3,268)
Net cash provided by (used in) investing activities	42,503	(32,520)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	520	215
Payment of debt issuance costs	—	(3,646)
Proceeds from issuance of convertible senior notes	—	100,000
Borrowings on secured credit line	—	2,500
Payment of secured credit line	(13,249)	(8,441)
Net cash provided by (used in) financing activities	(12,729)	90,628
Effect of exchange rate changes on cash	4,490	10,633
Net increase (decrease) in cash and cash equivalents	(121,987)	33,142
Cash and cash equivalents - beginning of period	188,378	131,858
Cash and cash equivalents - end of period	$66,391	$165,000

________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

(3)	Six months ended September 30, 2009 has been reclassified to conform to current period presentation with respect to change in deferred revenue and related expenses.
See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively "THQ", we, us, our or the "Company").  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Cost of Sales — License Amortization and Royalties.  Prior to April 1, 2010, we presented "Venture partner expense" related to the license agreement that the THQ / JAKKS Pacific LLC ("LLC") joint venture, comprised of THQ and JAKKS Pacific, Inc. ("Jakks"), had with WWE as a separate line item in the "Cost of sales" section of our statements of operations.  On December 31, 2009, the LLC was dissolved, the WWE license held by the LLC was terminated, and a new eight-year license was entered into directly between THQ and WWE.  The final expenses related to the joint venture were recorded as of December 31, 2009.  In this Quarterly Report on Form 10-Q, we include the historical venture partner expense for the three and six months ended September 30, 2009, within "Cost of sales — License amortization and royalties" in our statements of operations for comparability.

“Venture partner expense” in the three and six months ended September 30, 2009 was a benefit of $23.7 million and $22.4 million, respectively. The benefit reflects the settlement agreement we entered into with Jakks on August 17, 2009 that established the preferred payment rate owed to Jakks at a rate that was 40% lower than the previous contract rate. We had been accruing this expense at the contract payment rate that expired June 30, 2006, which, prior to the settlement, was the best basis available upon which to estimate this expense. As a result of establishing the preferred payment rate for the period that had been under dispute, we revised our previous estimate, which resulted in a one-time benefit in “Venture partner expense” of $24.2 million during the three months ended September 30, 2009. Excluding this one-time benefit, “Venture partner expense” in the three and six months ended September 30, 2009 would have been $0.5 million and $1.8 million, respectively, which reflected the 40% lower payment rate. Further, excluding this one-time benefit from this Quarterly Report on Form 10-Q, “Cost of sales - License amortization and royalties” in the three and six months ended September 30, 2009 would have been $15.2 million and $47.7 million, respectively.

Noncontrolling Interest.  Prior to April 30, 2010, we consolidated the results of THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) in the consolidated financial statements as we believed we were the primary beneficiary and would have received the majority of expected returns or absorbed the majority of expected losses of THQ*ICE LLC.  We sold our interest in THQ*ICE LLC on April 30, 2010 and recognized an insignificant gain.

Revenue Recognition.  In instances where we have both vendor specific objective evidence ("VSOE") for the fair value of an undelivered online service component of our games and a continuing involvement in providing the online service, we bifurcate the fair value of the online service component from the revenue recognized on the sale of the boxed product.  The fair value of the online service component, and the related specifically identifiable costs of providing the online service, such as server hosting and license royalties, if any, are deferred and recognized ratably over the estimated online service period of six months, beginning the month after shipment of the software product.  This timeframe is consistent with our revenue recognition for sales of boxed product where the online service is considered a deliverable, we have a significant continuing involvement in providing the online service, and we do not have VSOE for the fair value of the online service component.

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three and six months ended September 30, 2010 and 2009 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2010	13 weeks	October 2, 2010
Three months ended September 30, 2009	13 weeks	September 26, 2009
Six months ended September 30, 2010	26 weeks	October 2, 2010
Six months ended September 30, 2009	26 weeks	September 26, 2009

2.     Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (in thousands):

	September 30, 2010	March 31, 2010
Cash and time deposits	$38,447	$116,170
Money market funds	21,917	21,049
Negotiable certificates of deposit(1)	5,338	28,545
Corporate securities	689	8,439
Municipal securities(2)	—	14,175
Cash and cash equivalents	$66,391	$188,378
________________________________________________

(1)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(2)	Municipal securities consist of bonds issued or deemed to be guaranteed by non-U.S. governments.

At September 30, 2010 and March 31, 2010, we had $6.0 million and $51.2 million, respectively, of trading securities classified as cash equivalents.  These investments are made up of negotiable certificates of deposit, corporate securities, and municipal securities, which, when purchased by us, had remaining maturities of three months or less.  Gains and losses recognized on these investments in the three and six months ended September 30, 2010, were immaterial.  During the six months ended September 30, 2009 we did not hold any trading securities classified as cash equivalents.

3.     Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of September 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities(1)	$3,412	$248	$(1)	$3,659
Corporate securities	47,254	2,087	(75)	49,266
Negotiable certificates of deposit(2)	3,221	226	—	3,447
Total short-term investments	53,887	2,561	(76)	56,372
Long-term investments:
Municipal securities(3)	2,000	—	(108)	1,892
Total long-term investments	2,000	—	(108)	1,892
Total available-for-sale investment securities	$55,887	$2,561	$(184)	$58,264

________________________________________________

(1)	Municipal securities classified as short-term includes bonds issued or deemed to be guaranteed by non-U.S. governments.

(2)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(3)	Municipal securities classified as long-term, consist of municipal Auction Rate Securities ("ARS") substantially all of which are backed by monoline bond insurance companies.

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities(1)	$17,222	$26	$(7)	$17,241
Corporate securities	64,220	187	(53)	64,354
Negotiable certificates of deposit(2)	1,347	—	(1)	1,346
Total short-term investments	82,789	213	(61)	82,941
Long-term investments:
Municipal securities(3)	2,000	—	(149)	1,851
Total long-term investments	2,000	—	(149)	1,851
Total available-for-sale investment securities	$84,789	$213	$(210)	84,792
Put option				1,738
Trading securities(4)				21,036
Total short-term investments, pledged				22,774
Total investment securities				$107,566
 ________________________________________________

(1)	Municipal securities classified as short-term includes bonds issued or deemed to be guaranteed by non-U.S. governments, U.S. agency securities, U.S. Treasury securities, and local governments.

(2)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(3)	Municipal securities classified as long-term, consist of municipal ARS substantially all of which are backed by monoline bond insurance companies.

(4)
Trading securities classified as short-term, pledged, consist of student loan ARS substantially all of which are guaranteed by the U.S. government under the Federal Family Educational Loan Program and backed by monoline bond insurance companies.

Available-for-sale investments

Our entire portfolio of available-for-sale investments had a fair value of $58.3 million at September 30, 2010, and inception-to-date net unrealized gains of $2.4 million (inclusive of gains and losses resulting from changes in foreign currency rates) that are recorded in accumulated other comprehensive income.  Included in our portfolio of available-for-sale investments at September 30, 2010, are securities with inception-to-date gross unrealized losses of $0.2 million; these losses are temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.  During the six months ended September 30, 2010 and September 30, 2009, no securities had an other-than-temporary impairment.

At September 30, 2010 and March 31, 2010 our portfolio of available-for-sale investments included two investments that have been in a continuous unrealized loss position for more than 12 months; both investments are long-term municipal ARS. The inception-to-date unrealized losses and fair value of these investments at both September 30, 2010 and March 31, 2010 was $0.1 million and $1.9 million, respectively.  These losses are temporary as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.

In the six months ended September 30, 2010 and 2009 we had pre-tax net unrealized gains of $2.7 million and $0.8 million on available-for-sale securities that is included in accumulated other comprehensive income.  In addition, in the six months ended September 30, 2010 and 2009, we had pre-tax unrealized holding gains of $0.4 million and $1.8 million, respectively, on our investment in Yuke's Co., Ltd. ("Yuke's") that is classified as available-for-sale and is included in other long-term assets, net (see "Note 6 — Other Long-Term Assets").

Realized gains and losses on sales of available-for-sale securities are recognized in net income (loss) on the specific identification basis and are included in interest and other income (expense), net in the condensed consolidated statements of operations. Pre-tax realized gains and losses in the three and six months ended September 30, 2010 are shown in the table below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Pre-tax realized gains	$686	$100	$711	$600
Pre-tax realized losses	$41	$—	$380	$—

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity, at September 30, 2010 (in thousands):

	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$38,420	$39,982
Due after one year through five years	15,467	16,390
Total short-term investments	53,887	56,372
Long-term investments:
Due in one year or less	500	490
Due after ten years	1,500	1,402
Total long-term investments	2,000	1,892
Total available-for-sale investment securities	$55,887	$58,264

Auction Rate Securities

At September 30, 2010, we had $1.9 million of ARS classified as long-term available-for-sale investments.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

At March 31, 2010, we had $1.9 million of ARS classified as long-term available-for-sale investments, and $21.0 million of ARS classified as short-term trading investments, pledged.  In addition, as further discussed below, we held a $1.7 million put option related to the short-term trading ARS that was also classified as short-term investments, pledged.

In October 2008, we entered into a settlement agreement with UBS Financial Services Inc. ("UBS"), the broker of certain of our ARS (the "UBS Agreement").   The UBS Agreement provided us with Auction Rate Securities Rights ("Rights") to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012 and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  These Rights were a freestanding instrument accounted for separately from the ARS, and were registered, nontransferable securities accounted for as a put option.  At March 31, 2010, the put option had a fair value of $1.7 million and was recorded in short-term investments, pledged in our consolidated balance sheet along with the underlying ARS which had a fair value of $21.0 million.

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

Additionally, pursuant to the UBS Agreement, we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010 (see "Note 8 — Secured Credit Line"). In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million. The credit line established pursuant to the Credit Agreement was secured by certain of our ARS held with UBS.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and thus the credit line was terminated, pursuant to its terms, on July 2, 2010.

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,917	$—	$—	$21,917
Negotiable certificates of deposit	—	5,338	—	5,338
Corporate Securities	—	689	—	689
Short-term investments:
Municipal securities	—	3,659	—	3,659
Corporate securities	—	49,266	—	49,266
Negotiable certificates of deposit	—	3,447	—	3,447
Long-term investments:
Municipal securities	—	—	1,892	1,892
Other long-term assets, net:
Investment in Yuke's	5,955	—	—	5,955
Total	$27,872	$62,399	$1,892	$92,163

Level 3 assets at September 30, 2010 consist of AAA/Aaa rated ARS, which are backed by monoline bond insurance companies.  We historically invested in these securities as part of our cash management program.  However, the lack of liquidity in these credit markets has prevented us and other investors from selling these securities.  As such, these investments which were not subject to the UBS Agreement, are classified as long-term at September 30, 2010 to reflect the lack of liquidity.  We believe we have the ability to, and intend to, hold these ARS classified as available-for-sale until the auction process recovers or the securities mature.  These securities are investment grade, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

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

In connection with the UBS Agreement, as discussed in "Note 3 — Investment Securities," at March 31, 2010, we had a put option with a fair value of $1.7 million recorded in short-term investments, pledged in our condensed consolidated balance sheet.  We elected fair value accounting for the put option in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gave us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.  On June 30, 2010, we exercised the put option and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.

The following tables provide a summary of changes in fair value of our Level 3 financial assets in the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009
Beginning balance	$1,840	$35,399
Total gains or (losses) (realized/unrealized):
Included in earnings	—	76
Included in accumulated other comprehensive income	52	424
Purchases, sales, issuances and settlements, net	—	(3,850)
Transfers in/out of Level 3	—	(2,411)
Ending balance	$1,892	$29,638

	Six Months Ended September 30,
	2010	2009
Beginning balance	$24,625	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	1	93
Included in accumulated other comprehensive income	41	213
Purchases, sales, issuances and settlements, net	(22,775)	(3,900)
Transfers in/out of Level 3	—	(2,411)
Ending balance	$1,892	$29,638

In the three and six months ended September 30, 2009, transfers out of Level 3 represent ARS for which we received a call notice prior to September 30, 2009. Accordingly, these ARS were valued using Level 1 inputs and were classified as short-term investments in the condensed consolidated financial statements at September 30, 2009.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit line approximate fair value based on their short-term nature.  Investments classified as available for sale and trading are stated at fair value.

The book value and fair value of our convertible senior notes at September 30, 2010 was $100.0 million and $87.1 million, respectively; the fair value was determined using quoted market prices in active markets.

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

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the six months ended September 30, 2010 and 2009, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At September 30, 2010 and March 31, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $85.4 million and $90.1 million, respectively, with a fair value that approximates zero at both September 30, 2010 and March 31, 2010.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net loss recognized from these contracts during the three months ended September 30, 2010 was $0.4 million and the net gain recognized from these contracts during the six months ended September 30, 2010 was $2.3 million and was included in interest and other income (expense), net in our condensed consolidated statements of operations.

5.   Balance Sheet Details

Inventory.  Inventory at September 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Components	$5,752	$2,447
Finished goods	15,482	11,523
Inventory	$21,234	$13,970

Prepaid expenses and other current assets. Included in prepaid expenses and other current assets at September 30, 2010 were product prepayments of $25.3 million related to the upcoming holiday season; product prepayments at March 31, 2010 were $1.2 million.

Licenses and Software development. At September 30, 2010 we had total capitalized licenses and software development assets of $170.4 million and $224.1 million, respectively. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis. As a result of those evaluations, we recorded a license impairment charge in the three months ended September 30, 2010 of $5.9 million on an unannounced title and we had software development impairment charges in the three and six months ended September 30, 2010 of $4.5 million and $7.0 million, respectively, on one of our titles. In the six months ended September 30, 2009, we had a license impairment charge of $5.4 million related to one of our licenses.

Property and equipment, net.  Property and equipment, net at September 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	Useful lives	September 30, 2010	March 31, 2010
Building	30 yrs	$730	$730
Land	-	401	401
Computer equipment and software	3-10 yrs	58,044	53,454
Furniture, fixtures and equipment	5 yrs	8,448	7,444
Leasehold improvements	3-6 yrs	15,021	12,978
Automobiles	2-5 yrs	82	78
		82,726	75,085
Less: accumulated depreciation		(51,688)	(46,711)
Property and equipment, net		$31,038	$28,374

Depreciation expense associated with property and equipment amounted to $2.9 million and $5.6 million for the three and six months ended September 30, 2010, respectively, and $3.4 million and $6.7 million for the three and six months ended September 30, 2009, respectively.

Accrued and other current liabilities. Accrued and other current liabilities at September 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Accrued liabilities	$17,246	$16,613
Settlement payment due to Jakks	6,000	6,000
Accrued compensation	17,400	34,696
Deferred revenue, net	10,443	6,403
Accrued third-party software developer milestones	18,791	23,676
Accrued royalties	71,797	49,944
Accrued and other current liabilities	$141,677	$137,332

Other long-term liabilities.  Other long-term liabilities at September 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Accrued royalties	$63,611	$75,163
Unrecognized tax benefits and related interest	—	1,612
Deferred rent	8,257	5,148
Accrued liabilities	4,263	4,741
Settlement payment due to Jakks	6,725	12,161
Other long-term liabilities	$82,856	$98,825

A portion of the settlement payment due to Jakks is reflected in current liabilities and a portion is reflected in long-term liabilities at the present value of the consideration payable under the agreement between THQ and Jakks.  See "Note 17 — Settlement Agreements" in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for a discussion of the Jakks settlement payments.

6.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding gain related to our investment in Yuke's for the six months ended September 30, 2010 and 2009 was $0.4 million and $1.8 million, respectively.  As of September 30, 2010, the inception-to-date unrealized holding gain on our investment in Yuke's was $2.8 million.  Due to the long-term nature of this relationship, this investment is included in other long-term assets in the condensed consolidated balance sheets.

Other long-term assets as of September 30, 2010 and March 31, 2010 consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Investment in Yuke's	$5,955	$5,564
Deferred financing costs	2,464	2,781
Other	3,852	2,255
Total other long-term assets	$12,271	$10,600

7.   Restructuring

During the twelve months ended March 31, 2009 ("fiscal 2009"), we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We significantly realigned our business to focus on fewer, higher quality games, and established an operating structure that supports our more focused product strategy.  The realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel. Restructuring charges and adjustments are recorded as restructuring expenses in our consolidated statement of operations and have included the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  As of September 30, 2010, restructuring charges under the fiscal 2009 realignment amounted to $18.0 million. In the three and six months ended September 30, 2010, restructuring charges and adjustments were minimal. We do not expect any future charges under the fiscal 2009 realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

The following tables summarize the significant components and activity under the restructuring plan for the three and six months ended September 30, 2010 and 2009, and the related restructuring reserve balances (in thousands).

	Lease and Contract Terminations

	Three months ended September 30, 2010	Six months ended September 30, 2010
Beginning balance	$2,085	$2,392
Charges to operations	(161)	7
Non-cash write-offs	—	—
Cash payments	(615)	(1,203)
Foreign currency and other adjustments	177	290
Ending balance	$1,486	$1,486

	Three months ended September 30, 2009			Six months ended September 30, 2009
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total

Beginning Balance	$5,534	$—	$5,534	$5,056	$—	$5,056
Charges to operations	791	79	870	1,553	969	2,522
Non-cash write-offs	—	(79)	(79)	—	(969)	(969)
Cash payments	(892)	—	(892)	(1,490)	—	(1,490)
Foreign currency and other adjustments	(268)	—	(268)	46	—	46
Ending Balance	$5,165	$—	$5,165	$5,165	$—	$5,165

As of September 30, 2010, $1.1 million of the restructuring accrual is included in accrued short-term liabilities and $0.4 million is included in other long-term liabilities.  As of March 31, 2010, $1.6 million of the restructuring accrual was included in accrued short-term liabilities and $0.8 million was included in other long-term liabilities.  The accrual balances at September 30, 2010 and March 31, 2010 related to future lease payments for facilities vacated under our 2009 restructuring plan, offset by estimates of future sublease income.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were abandoned.

 8.   Secured Credit Line

In October 2008, in conjunction with the UBS Agreement (see "Note 3 — Investment Securities"), we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010.  Borrowings under the credit line were due on demand and were secured by certain of our ARS held with UBS.  In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and the credit line was terminated, pursuant to its terms, on July 2, 2010.

9.   Convertible Senior Notes

On August 4, 2009, we issued $100.0 million 5% convertible senior notes ("Notes").  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  The Notes are our unsecured and unsubordinated obligations.

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at September 30, 2010, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as other long-term assets, net in the condensed consolidated balance sheet at September 30, 2010; these costs are being amortized over the term of the Notes.  Amortization expense associated with these costs was $0.1 million and $0.3 million in the three and six months ended September 30, 2010, respectively, and is classified as interest and other income (expense), net in the condensed consolidated statements of operations.  Additionally, interest expense related to the Notes was $1.2 million and $2.5 million in the three and six months ended September 30, 2010, respectively, and is classified as interest and other income (expense), net in the condensed consolidated statement of operations.  The effective interest rate, including amortization of debt issuance costs, for the three and six months ended September 30, 2010 was 5.6%.

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable.  At September 30, 2010, we had no borrowings under the Credit Facility.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an "Obligor") and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor's ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At September 30, 2010 we were in compliance with all covenants related to the Credit Facility.

11.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2010 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2011	$72,671	$14,722	$7,932	$—	$291	$95,616
2012	79,864	18,070	15,180	—	6,582	119,696
2013	20,850	10,811	11,350	—	4,000	47,011
2014	14,000	5,000	10,100	—	4,000	33,100
2015	13,500	532	9,038	100,000	—	123,070
Thereafter	22,500	1,000	11,373	—	—	34,873
	$223,385	$50,135	$64,973	$100,000	$14,873	$453,366

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of September 30, 2010 are $223.4 million.  License/software development commitments in the table above include $131.1 million of commitments to licensors/developers that are included in our condensed consolidated balance sheet as of September 30, 2010 because the licensors/developers do not have any significant performance obligations to us.  These commitments may be included in both current and long-term licenses and accrued royalties/current and long-term software development and accrued liabilities.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 12% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.1 million and $0.4 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the September 30, 2010 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment. We expect future sublease rental income under non-cancelable agreements of approximately $1.4 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Convertible Senior Notes.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.5 million in the remainder of fiscal 2011, $5.0 million in each of the fiscal years 2012 through 2014, and $2.5 million in fiscal 2015, for an aggregate $20.0 million in interest payments over the term of the Notes that remains as of September 30, 2010 (see "Note 9 — Convertible Senior Notes").

(5)
Other.  As described in "Note 17 — Settlement Agreements" in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, amounts payable to Jakks totaling $14.0 million are reflected in the table above.  The present value of these amounts is included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet at September 30, 2010.  The remaining other commitments included in the table above are also included as current or long-term liabilities in our September 30, 2010 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2010, we had $6.2 million of unrecognized tax benefits.  See "Note 14 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Litigation

Patent Infringement litigation.  On June 15, 2010, THQ was served with a lawsuit entitled Software Restore Solutions, LLC v.

Apple, Inc., et al., filed in the United States District Court for the Northern District of Illinois. The Plaintiff claims that Defendants, including THQ, have infringed upon a patent owned by the Plaintiff entitled "Workgroup Network Manager for Controlling the Operation of Workstations within the Computer Network."  Plaintiff is seeking injunctive relief, an award of damages not less than a reasonable royalty, treble damages and attorneys' fees, costs and expenses.  Defendants in the lawsuit include THQ, Electronic Arts Inc., Activision Blizzard, Inc., Sega of America, Inc., Square Enix, Inc., Apple, Inc., Adobe Systems, Inc., and International Business Machines, Inc., among others. THQ has entered into a joint defense agreement with several of the other Defendants and intends to vigorously defend the claims against us. We believe that we will settle this litigation for an insignificant amount.

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs").  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of September 30, 2010, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of September 30, 2010, we had 4,351,893 shares available for grant under the LTIP.

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

In the three and six months ended September 30, 2010 and 2009, stock-based compensation expense, recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of sales - software amortization and royalties	$548	$830	$819	$1,367
Product development	(118)	578	623	1,165
Selling and marketing	318	304	676	401
General and administrative	1,081	742	2,239	2,455
Stock-based compensation expense before income taxes	$1,829	$2,454	$4,357	$5,388

We capitalize relevant amounts of stock-based compensation expense.  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2010	$1,602
Stock-based compensation expense capitalized during the period	1,356
Amortization of capitalized stock-based compensation expense	(819)
Balance at September 30, 2010	$2,139

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the six months ended September 30, 2010 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

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

The weighted-average grant-date fair value of options granted during the three and six months ended September 30, 2010 was $1.94 and $2.38, respectively, and $3.33 and $2.84 during the three and six months ended September 30, 2009, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
Stock Option Grants	2010	2009	2010	2009
Dividend yield	—%	—%	—%	—%
Anticipated volatility	72%	67%	71%	65%
Weighted-average risk-free interest rate	0.7%	1.6%	1.0%	1.5%
Expected lives	3.0 years	3.0 years	3.0 years	3.0 years

The fair value of our ESPP options for the six-month offering periods that began on September 1, 2010, March 1, 2010 and September 1, 2009, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $1.03, $1.62, and $1.89, respectively.

Employee Stock Purchase Plan	September 1, 2010	March 1, 2010	September 1, 2009
Dividend yield	—%	—%	—%
Anticipated volatility	58.3%	48.1%	85%
Weighted-average risk-free interest rate	0.2%	0.2%	0.2%
Expected lives	0.5 years	0.5 years	0.5 years

A summary of our stock option activity for the six months ended September 30, 2010, is as follows (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	9,206	$13.51
Granted	1,986	5.06
Exercised	(18)	4.41
Forfeited/expired/cancelled	(1,289)	13.28
Outstanding at September 30, 2010	9,885	$11.86	3.1	$199
Vested and expected to vest	9,054	$12.35	3.1	$187
Exercisable at September 30, 2010	4,520	$18.26	1.9	$65

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at September 30, 2010.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at September 30, 2010.  The aggregate intrinsic value of stock options exercised during the three and six months ended September 30, 2010 and 2009 was insignificant.

A summary of the status of our nonvested shares as of September 30, 2010 and changes during the six months then ended, is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at March 31, 2010	459	$19.40
Granted	225	6.27
Vested	(49)	20.09
Forfeited/cancelled	(77)	15.25
Nonvested shares at September 30, 2010	558	$14.12

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at September 30, 2010, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at September 30, 2010	Weighted Average Period (in years)
Stock options	$10,011	1.5
Nonvested shares	2,795	2.2
ESPP	139	0.4
	$12,945

Cash received from exercises of stock options for the six months ended September 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively.

The fair value of all our stock-based awards that vested during the three and six months ended September 30, 2010 was $3.3 million and $7.6 million, respectively. The fair value of all our stock-based awards that vested during the three and six months ended September 30, 2009 was $3.9 million and $8.3 million, respectively.

Non-Employee Stock Warrants.   In prior years, we granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property.  The warrants vested upon grant and are exercisable over the term of the warrant.  The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant.  No third-party stock warrants were granted or exercised during the six months ended September 30, 2010 and 2009.

At September 30, 2010 and March 31, 2010, we had 150,000 stock warrants outstanding with an exercise price of $10.45 per share and an expiration date of December 31, 2013.

We measure the fair value of our warrants granted on the measurement date.  The fair value of each stock warrant issued to licensors is capitalized as a component of licenses and amortized to cost of sales — license amortization and royalties expense when the related product is released and the related net sales are recognized.  As of March 31, 2010 these warrants were fully amortized.  In the three and six months ended September 30, 2009, $43,000 and $85,000, respectively, was amortized and included in cost of sales — license amortization and royalties expense in the condensed consolidated statements of operations.

13.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of September 30, 2010 and March 31, 2010 we had $28.6 million, authorized and available for common stock repurchases.  During the six months ended September 30, 2010, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

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

Our income tax expense for the three and six months ended September 30, 2010 was $0.7 million and $1.5 million, respectively, as compared to $0.2 million and $1.2 million in the same periods last fiscal year. These amounts represent effective tax rates for the three and six months ended September 30, 2010 of 1% and 2% (provision on a loss), respectively, compared to effective tax rates of 3% (provision on a loss) and 81% (provision on income), in the same periods last fiscal year. The rate for the three and six months ended September 30, 2010 differs from the U.S. federal statutory rate of 35% primarily due to the fact that our domestic net operating losses are fully valued.

Our unrecognized tax benefits increased by $0.1 million in the three months ended September 30, 2010, from $6.1 million at June 30, 2010 to $6.2 million at September 30, 2010, of which $6.0 million would impact our effective tax rate if recognized.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, China, France, Germany, Italy, Japan, Korea, Luxembourg, Netherlands, Spain, Switzerland, and United Kingdom.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  We are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

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

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of September 30, 2010, we had no amounts accrued for interest and for the potential payment of penalties.

15.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our ESPP, and the conversion of the Notes (see "Note 9 — Convertible Senior Notes").  Under the provisions of the if-converted method, the Notes are assumed to have been converted at the beginning of the respective period or at the time of issuance if later, and are included in the denominator of the diluted calculation and the after-tax interest expense and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation.  However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation is dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to THQ Inc. used to compute basic earnings (loss) per share	$(46,985)	$(5,570)	$(77,095)	$839

Weighted-average number of shares outstanding — basic	67,813	67,462	67,779	67,466
Dilutive effect of potential common shares	—	—	—	279
Number of shares used to compute earnings (loss) per share — diluted	67,813	67,462	67,779	67,745

For the three and six months ended September 30, 2010 and 2009, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted earnings per share calculation.  Additionally, after-tax interest expense and amortization of debt issuance costs in connection with the Notes totaling $1.3 million, $2.8 million, and $0.7 million (net of tax of zero; see "Note 14 — Income Taxes" for further information) in the three months ended September 30, 2010, the six months ended September 30, 2010, and the three and six months ended September 30, 2009, respectively, was not added back to the numerator of the diluted calculation.

As a result of our net loss for the three and six months ended September 30, 2010, and the three months ended September 30, 2009, all potential shares were excluded from the computation of diluted earnings per share, as their inclusion would have been antidilutive.  As a result, there were 10.5 million, 10.4 million, and 9.1 million potential common shares that were excluded from the computation of diluted loss per share for the three months ended September 30, 2010, the six months ended September 30, 2010, and the three months ended September 30, 2009, respectively.  Had we reported net income for these periods, an additional 0.2 million, 0.4 million, and 0.4 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for the three months ended September 30, 2010, the six months ended September 30, 2010, and the three months ended September 30, 2009, respectively.

For the six months ended September 30, 2009, we excluded 9.2 million potential common shares from the computation of diluted earnings per share as their inclusion would have been antidilutive.

16. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and PCs. The following information sets forth geographic information on our net sales and total assets for the three and six months ended September 30, 2010 and 2009 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2010
Net sales to unaffiliated customers	$45,253	$21,774	$10,026	$77,053
Total assets	496,590	102,967	43,803	643,360

Six months ended September 30, 2010
Net sales to unaffiliated customers	$146,388	$54,556	$25,488	$226,432

Three months ended September 30, 2009
Net sales to unaffiliated customers	$56,471	$35,021	$9,798	$101,290
Total assets	506,070	107,326	32,355	645,751

Six months ended September 30, 2009
Net sales to unaffiliated customers	$218,785	$101,819	$24,187	$344,791

Information about THQ's net sales by platform for the three and six months ended September 30, 2010 and 2009 is presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2010	2009	2010	2009
Consoles
Microsoft Xbox 360	$14,260	$21,698	$58,773	$119,152
Nintendo Wii	13,011	9,359	32,171	22,652
Sony PlayStation 3	12,279	17,467	59,733	95,734
Sony PlayStation 2	1,903	8,189	6,606	14,890
Other	—	—	—	5
	41,453	56,713	157,283	252,433
Handheld
Nintendo Dual Screen	17,246	19,842	36,912	39,862
Sony PlayStation Portable	6,862	7,585	11,203	12,618
Wireless	1,499	2,779	3,088	6,974
	25,607	30,206	51,203	59,454

PC	9,993	14,371	17,946	32,904
Total Net Sales	$77,053	$101,290	$226,432	$344,791

17.   Recently Issued Accounting Pronouncements

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements regarding industry prospects and future results of operations or financial position. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements.  These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management.  Our business and any such forward-looking statements are subject to risks and uncertainties that may affect our future results.  For a discussion of our risk factors, see "Part II — Item 1A. Risk Factors."  The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

All references to "we," "us," "our," "THQ," or the "Company" in the following discussion and analysis mean THQ Inc. and its subsidiaries.  Most of the properties and titles referred to in this Quarterly Report are subject to trademark protection.

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Reports on Form 10-K and 10-K/A for the fiscal year ended March 31, 2010 (the "2010 10-K") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

We also develop and publish titles for digital distribution via Sony's PlayStation Network ("PSN") and Microsoft's Xbox LIVE Marketplace ("Xbox LIVE") and Xbox LIVE Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We believe that digital delivery of games and game content is becoming an increasingly important part of our business and accordingly, we plan to continue integrating a digital component into all of our key franchises.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to children and the mass market.  Our portfolio of Core Games includes games based on popular fighting brands such as the Ultimate Fighting Championship ("UFC") and World Wrestling Entertainment ("WWE"); racing games based on our MX vs. ATV brand; and action, shooter and strategy games based on our owned intellectual properties such as Company of Heroes, Darksiders, Red Faction, Saints Row and de Blob, as well as games based on Games Workshop's Warhammer 40,000 universe.  Our Kids, Family and Casual portfolio includes games based on popular brands such as Disney•Pixar, DreamWorks Animation, Marvel Entertainment, Mattel, NBC's The Biggest Loser, Nickelodeon, and Sony Pictures Consumer Product's JEOPARDY! and Wheel of Fortune, as well as games based on our owned intellectual properties, including Drawn to Life.

In addition to publishing software, in August 2010, we announced our new uDraw GameTablet. The uDraw GameTablet is a first-of-its-kind, innovative new gaming accessory developed by THQ as a Wii exclusive scheduled to be available in the U.S. in November 2010.  We plan to launch the uDraw GameTablet together with an expansive drawing, coloring and art-based video game, uDraw Studio, for a suggested retail price of $69.99 in the United States.  In addition to uDraw Studio, we are developing and publishing two other video games designed for use with the uDraw GameTablet - Pictionary and Dood's Big Adventure, which are scheduled to be on store shelves on the same day for a suggested retail price of $29.99 each in the United States.  The uDraw GameTablet is scheduled to be available in Europe and other international territories in early 2011.  We have a long-term product plan that includes a diverse software product offering of games we expect to develop and publish for the uDraw GameTablet.

Overview of Financial Results for the Three and Six Months Ended September 30, 2010

Net loss attributable to THQ Inc. ("net loss") for the three months ended September 30, 2010 was $47.0 million, or $0.69 per diluted share, compared to a net loss of $5.6 million, or $0.08 per diluted share, for the same period last fiscal year. Net loss for the six months ended September 30, 2010 was $77.1 million, or $1.14 per diluted share, compared to net income of $0.8 million, or $0.01 per diluted share, for the same period last fiscal year.

Our profitability is dependent upon revenue from the sales of our video games.  Net sales in the three months ended September 30, 2010 decreased $24.2 million from the same period last fiscal year, to $77.1 million from $101.3 million in the three months ended September 30, 2009.  Net sales in the six months ended September 30, 2010 decreased $118.4 million from the same period last fiscal year, to $226.4 million from $344.8 million in the six months ended September 30, 2009. These decreases were primarily due to:

•	net sales in the three and six months ended September 30, 2009 from the releases of Red Faction: Guerrilla and Up with no comparable titles released in the same periods this fiscal year; and

•	lower net sales of UFC Undisputed 2010 in the three and six months ended September 30, 2010 compared to net sales of UFC 2009 Undisputed in the same periods last fiscal year.

Our profitability is also affected by the costs and expenses associated with developing and publishing our games. These costs and expenses include both costs of sales and operating expenses.

Our gross profit as a percent of net sales, decreased 32 points and 19 points in the three and six months ended September 30, 2010, respectively, compared to the same periods last fiscal year. Excluding a $24.2 million one-time benefit recognized in venture partner expense in the three months ended September 30, 2009 related to the settlement of our preferred return dispute with JAKKS Pacific, Inc. (“Jakks”) and classified as “Cost of Sales - License amortization and royalties” in the accompanying statement of operations, our gross profit as a percent of net sales, would have decreased 8 points and 11 points for the three and six months ended September 30, 2010, respectively, compared to the same periods last fiscal year. These decreases were primarily due to a lower average net selling price on our products in the three and six months ended September 30, 2010, compared to the same periods last fiscal year, as well as impairments of software development and licenses in the three and six months ended September 30, 2010.

In the three months ended September 30, 2010, our operating expenses were relatively flat compared to the same period last fiscal year and were $53.6 million and $53.3 million in the three months ended September 30, 2010 and 2009, respectively. In the six months ended September 30, 2010, our operating expenses decreased $16.3 million, or 12%, compared to the same period last fiscal year and were $115.8 million and $132.1 million in the six months ended September 30, 2010 and 2009, respectively. This decrease was primarily due to lower expensed product development costs and general and administrative expenses.

Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet.  Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.  Cash used in operations was $156.3 million in the six months ended September 30, 2010, compared to $35.6 million in the same period last fiscal year. The increase in cash used in operations was primarily the result of our net loss during the six months ended September 30, 2010 compared to net income in the same period last fiscal year (adjusted for non-cash reconciling items such as depreciation and amortization), and an increase in investments in licenses and software development in the current fiscal year. These increases were partially offset by a one-time $32.8 million settlement payment made to Jakks in the six months ended September 30, 2009.

Trends Affecting Our Business

During the three months ended September 30, 2010 there were no material changes to the trends affecting our business that were disclosed in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2010 10-K.

Results of Operations — Comparison of the Three and Six Months Ended September 30, 2010 and 2009

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including digitally via the Internet.

In the three and six months ended September 30, 2010, net sales were primarily driven by UFC Undisputed 2010 and catalog titles (titles released in fiscal years prior to the respective fiscal year).

Net Sales by New Releases and Catalog Titles

The following tables detail our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles as well as detailing changes in our deferred net revenue for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2010		2009		(Decrease)	Change
New releases	$17,155	22.3%	$44,613	44.0%	$(27,458)	(61.5)%
Catalog	53,240	69.1	55,768	55.1	(2,528)	(4.5)
Changes in deferred net revenue	6,658	8.6	909	0.9	5,749	632.5
Consolidated net sales	$77,053	100.0%	$101,290	100.0%	$(24,237)	(23.9)%

	Six Months Ended September 30,				Increase/	%
	2010		2009		(Decrease)	Change
New releases	$118,433	52.3%	$222,957	64.7%	$(104,524)	(46.9)%
Catalog	112,231	49.6	111,323	32.3	908	0.8
Changes in deferred net revenue	(4,232)	(1.9)	10,511	3.0	(14,743)	(140.3)
Consolidated net sales	$226,432	100.0%	$344,791	100.0%	$(118,359)	(34.3)%

Net sales of our new releases decreased $27.5 million and $104.5 million in the three and six months ended September 30, 2010, respectively, compared to the same periods last fiscal year. These decreases were primarily due to:

•	net sales in the three and six months ended September 30, 2009 from the release of Red Faction: Guerrilla and Up with no comparable titles released in the same periods this fiscal year; and

•
lower net sales of UFC Undisputed 2010 in the three and six months ended September 30, 2010 compared to net sales of UFC 2009 Undisputed in the same periods last fiscal year; this was due primarily to fewer units shipped in the three months ended September 30, 2010 compared to the same period last fiscal year and a lower average net selling price in the six months ended September 30, 2010 compared to the same period last fiscal year.

Net sales of our catalog titles decreased $2.5 million in the three months ended September 30, 2010, compared to the same period last fiscal year. This decrease was primarily due to a lower average net selling price of the catalog titles sold in the current fiscal quarter compared to the same period last fiscal year; however, the impact of the lower average net selling price was partially offset by an increase in the number of catalog units sold in the three months ended September 30, 2010 compared to the same period last fiscal year. Net sales of our catalog titles in the six months ended September 30, 2010 were relatively flat compared to the same period last fiscal year.

Changes in deferred net revenue reflects the deferral and subsequent recognition of net revenue related to the online service that is offered in some of our games. The revenue deferrals are recognized as net sales over the estimated online service period of six months. The changes in deferred net revenue are driven by the timing of the release of games that offer the online service. Generally, revenue deferred in the first half of our fiscal year would be recognized by the end of that fiscal year, and revenue deferred in the second half of the fiscal year would be partially recognized in that fiscal year with the remaining amounts of deferred revenue recognized in the following fiscal year.

Net Sales by Territory

The following table details our net sales by territory as well as detailing changes in our deferred net revenue for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,				Increase/	%
	2010		2009		(Decrease)	Change
North America	$41,110	53.4%	$55,730	55.0%	$(14,620)	(26.2)%
Europe	19,751	25.6	34,954	34.5	(15,203)	(43.5)
Asia Pacific	9,534	12.4	9,697	9.6	(163)	(1.7)
International	29,285	38.0	44,651	44.1	(15,366)	(34.4)
Changes in deferred net revenue	6,658	8.6	909	0.9	5,749	632.5
Consolidated net sales	$77,053	100.0%	$101,290	100.0%	$(24,237)	(23.9)%

	Six Months Ended September 30,				Increase/	%
	2010		2009		(Decrease)	Change
North America	$149,137	65.9%	$214,536	62.2%	$(65,399)	(30.5)%
Europe	55,895	24.7	96,700	28.1	(40,805)	(42.2)
Asia Pacific	25,632	11.3	23,044	6.7	2,588	11.2
International	81,527	36.0	119,744	34.8	(38,217)	(31.9)
Changes in deferred net revenue	(4,232)	(1.9)	10,511	3.0	(14,743)	(140.3)
Consolidated net sales	$226,432	100.0%	$344,791	100.0%	$(118,359)	(34.3)%

Net sales in the three and six months ended September 30, 2010 in North America decreased $14.6 million and $65.4 million, respectively, compared to the same periods last fiscal year. These decreases were primarily due to fewer units sold of UFC Undisputed 2010 at lower average net selling prices compared to sales of UFC 2009 Undisputed in the same periods last fiscal year. Additionally, the decrease in the six months ended September 30, 2010 was also due to net sales in the three and six months ended September 30, 2009 from the release of Red Faction: Guerrilla and Up with no comparable titles released in the same periods this fiscal year.

Net sales in the three and six months ended September 30, 2010 in Europe decreased $15.2 million and $40.8 million, respectively, compared to the same periods last fiscal year. These decreases were due to:

•	net sales in the three and six months ended September 30, 2009 from the release of Red Faction: Guerrilla and Up with no comparable titles released in the same periods this fiscal year;

•
fewer units sold of UFC Undisputed 2010 in the three months ended September 30, 2010 compared to UFC 2009 Undisputed in the same period last fiscal year and a lower average net selling price on UFC Undisputed 2010 in the six months ended September 30, 2010 compared to UFC 2009 Undisputed in the same period last fiscal year; and

•	fewer units sold of our catalog titles at lower average net selling prices.
We estimate that changes in foreign currency translation rates during the three and six months ended September 30, 2010, as compared to the same periods last fiscal year, decreased our reported net sales in Europe by $1.8 million and $4.2 million, respectively.

Net sales in the three months ended September 30, 2010 in the Asia Pacific territories were relatively flat compared to the same period last fiscal year and in the six months ended September 30, 2010 net sales increased $2.6 million compared to the same period last fiscal year. The increase in the six months ended September 30, 2010 was primarily due to a higher average net selling price on our catalog titles, compared to the same period last fiscal year. We estimate that changes in foreign currency translation rates during the three and six months ended September 30, 2010, as compared to the same periods last fiscal year, increased our reported net sales in the Asia Pacific territories by $0.8 million and $2.5 million, respectively.

Cost of Sales; Operating Expenses; Interest and Other Income (Expense), net; Income Taxes; and Noncontrolling Interest

Cost of Sales

Total cost of sales increased $11.6 million in the three months ended September 30, 2010 and decreased $30.9 million in the six months ended September 30, 2010, compared to the same periods last fiscal year. Included in “Cost of sales - License amortization and royalties” in the three months ended September 30, 2009, is a $24.2 million one-time benefit in venture partner expense that related to the settlement of our preferred return dispute with Jakks. Excluding this one-time benefit, total cost of sales in the three and six months ended September 30, 2010 would have decreased $12.6 million and $55.1 million, or as a percentage of net sales, increased 8 points and 11 points, respectively, compared to the same periods last fiscal year. These increases in total cost of sales as a percent of net sales were primarily due to the lower average net selling price of our products in the three and six months ended September 30, 2010, compared to the same periods last fiscal year, and impairments of software development and licenses in the three and six months ended September 30, 2010.

Cost of Sales - Product Costs (in thousands)

	September 30, 2010	% of net sales	September 30, 2009	% of net sales	% Change
Three Months Ended	$35,003	45.4%	$38,975	38.5%	(10.2)%
Six Months Ended	$95,706	42.3%	$118,904	34.5%	(19.5)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales increased 7 points and 8 points for the three and six months ended September 30, 2010, respectively, compared to the same periods last fiscal year. These increases were due to the lower average net selling price of our products and the shift in our net sales mix to more catalog titles, in the current fiscal periods compared to the same periods last fiscal year.

Cost of Sales - Software Amortization and Royalties (in thousands)

	September 30, 2010	% of net sales	September 30, 2009	% of net sales	% Change
Three Months Ended	$21,162	27.5%	$24,191	23.9%	(12.5)%
Six Months Ended	$54,515	24.1%	$69,227	20.1%	(21.3)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross revenues to total projected gross revenues. As a percentage of net sales, software amortization and royalties expense increased 4 points in the three and six months ended September 30, 2010, compared to the same periods last fiscal year. These increases were primarily due to an impairment charge of $4.5 million on one of our titles in the three months ended September 30, 2010 and lower average net selling prices in the three and six months ended September 30, 2010, compared to the same periods last fiscal year. These increases were partially offset by a high software development amortization rate on Red Faction: Guerrilla, relative to its net sales, in the same periods last fiscal year.

 Cost of Sales - License Amortization and Royalties (in thousands)

	September 30, 2010	% of net sales	September 30, 2009	% of net sales	% Change
Three Months Ended	$9,583	12.4%	$(9,049)	(8.9)%	205.9%
Six Months Ended	$30,473	13.5%	$23,490	6.8%	29.7%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. Also included in license amortization and royalties expense is venture partner expense which was zero in the three and six months ended September 30, 2010 and a benefit of $23.7 million and $22.4 million in the three and six months ended September 30, 2009, respectively (see “Note 1 — Basis of Presentation” in the notes to the condensed consolidated financial statements included in Part I, Item I).

Net sales from our licensed properties represented 63% and 81% of our total net sales in the three and six months ended September 30, 2010, respectively, as compared to 73% in each of the three and six months ended September 30, 2009.

Excluding a $24.2 million one-time benefit recognized in venture partner expense in the three months ended September 30, 2009 related to the settlement of our preferred return dispute with Jakks, license amortization and royalties expense, as a percent of net sales, would have decreased 3 points in the three months ended September 30, 2010 and would have been flat in the six months ended September 30, 2010, compared to the same periods last fiscal year. The decrease in the three months ended September 30,

2010 was primarily due to the shift in our net sales mix to more games based on our owned intellectual properties compared to the same period last fiscal year, and a high licensing rate on Up in the same period last fiscal year, relative to its net sales. These decreases were partially offset by an impairment charge of $5.9 million in the three months ended September 30, 2010 on an unannounced title. In the six months ended September 30, 2010, our net sales mix was consistent with the same period last fiscal year. The high licensing rate on Up in the same period last fiscal year, relative to its net sales, was offset by higher impairment charges in the six months ended September 30, 2010, both on a dollar basis and relative to our reported net sales.

Operating Expenses

Our operating expenses in the three months ended September 30, 2010, were relatively flat compared to the same period last fiscal year. In the six months ended September 30, 2010, our operating expenses decreased $16.3 million, or 12%, compared to the same period last fiscal year; this decrease was primarily due to lower product development and general and administrative expenses.

Product Development (in thousands)

	September 30, 2010	% of net sales	September 30, 2009	% of net sales	% Change
Three Months Ended	$17,900	23.2%	$19,304	19.1%	(7.3)%
Six Months Ended	$34,375	15.2%	$41,462	12.0%	(17.1)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Once a product has reached technological feasibility the related development costs are capitalized to software development. In the three and six months ended September 30, 2010, product development expense decreased $1.4 million and $7.1 million, respectively, as compared to the same periods last fiscal year. These decreases were primarily due to reductions in personnel-related costs. Additionally, the decrease in the six months ended September 30, 2010, was also due to a shift in our mix of products under development to a higher portion of technologically feasible products in the three months ended June 30, 2010, compared to the same period last fiscal year.

Selling and Marketing (in thousands)

	September 30, 2010	% of net sales	September 30, 2009	% of net sales	% Change
Three Months Ended	$24,023	31.2%	$19,028	18.8%	26.3%
Six Months Ended	$57,649	25.5%	$57,471	16.7%	0.3%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. In the three months ended September 30, 2010, selling and marketing expenses increased $5.0 million, compared to the same period last fiscal year, primarily due to increased advertising support for future releases as well as for games released in the first quarter of the respective fiscal year. In the six months ended September 30, 2010, selling and marketing expenses were relatively flat, compared to the same period last fiscal year.

In the three and six months ended September 30, 2010, selling and marketing expenses as a percent of net sales increased 12.4 points and 8.8 points, respectively, as compared to the same periods last fiscal year. These increases, as a percent of net sales, were primarily due to the lower net sales in the three and six months ended September 30, 2010, compared to the same periods last fiscal year. Additionally, in the three months ended September 30, 2010, the increase, as a percent of net sales, was also due to the increased advertising support in the three months ended September 30, 2010.

General and Administrative (in thousands)

	September 30, 2010	% of net sales	September 30, 2009	% of net sales	% Change
Three Months Ended	$11,878	15.4%	$14,055	13.9%	(15.5)%
Six Months Ended	$23,722	10.5%	$30,633	8.9%	(22.6)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. In the three and six months ended September 30, 2010, general and administrative expenses decreased $2.2 million and $6.9 million, respectively, as compared to the same periods last fiscal year. These decreases were primarily due to lower legal and personnel related costs.  The decrease in general and administrative expenses, in the three and six months ended September 30, 2010 was partially offset by recoveries of bad debt in the same periods last fiscal year.

Restructuring

Restructuring charges can include the costs associated with lease abandonments less estimates of sublease income, write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancelable contracts.  In the three and six months ended September 30, 2010, restructuring charges and adjustments were minimal and reflected facility related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment.  For further information related to our restructuring charges, see “Note 7 — Restructuring” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”). For further discussion of the Notes, see “Note 9 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements included in Part I, Item 1. Interest and other income (expense), net, in the three and six months ended September 30, 2010, primarily consisted of interest expense and amortization of debt issuance costs on our Notes. The Notes were issued on August 4, 2009 and accordingly, the interest expense and amortization of debt issuance costs recognized in the three and six months ended September 30, 2009 was lower compared to the three and six months ended September 30, 2010, reflecting the period the Notes were actually outstanding.

Income Taxes

Income tax expense for the six months ended September 30, 2010 and 2009 was $1.5 million and $1.2 million, respectively. Income tax expense in both periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses in the U.S.  The effective tax rate differs significantly from the federal statutory rate primarily due to taxable losses in the U.S. that are fully offset by a valuation allowance.

Noncontrolling Interest

We sold our interest in THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) on April 30, 2010 and recognized an insignificant gain.  In the three and six months ended September 30, 2009, we recognized $0.4 million and $0.6 million, respectively, of noncontrolling interest reflecting the loss allocable to equity interests in THQ*ICE LLC that were not owned by THQ.

Liquidity and Capital Resources

(In thousands)	September 30, 2010	March 31, 2010	Change
Cash and cash equivalents	$66,391	$188,378	$(121,987)
Short-term investments	56,372	82,941	(26,569)
Cash, cash equivalents and short-term investments	$122,763	$271,319	$(148,556)
Percentage of total assets	19%	38%

	Six Months Ended September 30,
(In thousands)	2010	2009	Change
Net cash used in operating activities	$(156,251)	$(35,599)	$(120,652)
Net cash provided by (used in) investing activities	42,503	(32,520)	75,023
Net cash provided by (used in) financing activities	(12,729)	90,628	(103,357)
Effect of exchange rate changes on cash	4,490	10,633	(6,143)
Net increase (decrease) in cash and cash equivalents	$(121,987)	$33,142	$(155,129)

Our primary sources of liquidity are cash, cash equivalents, and short-term investments. In addition, as further discussed below, we may elect to sell or borrow against certain of our eligible North American accounts receivable. Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

During the six months ended September 30, 2010 our cash, cash equivalents and short-term investments decreased $148.5 million, from $271.3 million at March 31, 2010 to $122.8 million at September 30, 2010. The decrease is primarily due to our investments in software development and licenses. In the second half of fiscal year 2011, we expect to continue to use a substantial portion of this balance to fund additional product development, invest in additional licenses and for working capital needs, as we continue to position THQ for long-term growth. As a result of this investment in our business in fiscal 2011, we expect to generate significant positive cash flow in fiscal 2012.

Cash Flow from Operating Activities.  Cash used in operations was $156.3 million in the six months ended September 30, 2010, compared to $35.6 million in the same period last fiscal year.  The increase in cash used in operations was primarily the result of our net loss during the six months ended September 30, 2010 compared to net income in the same period last fiscal year (adjusted for non-cash reconciling items such as depreciation and amortization), and an increase in investments in licenses and software development in the current fiscal year. These increases were partially offset by a one-time $32.8 million settlement payment made to Jakks in the six months ended September 30, 2009 (see "Note 11 — Commitments and Contingencies" in the notes to the condensed consolidated financial statements in Part I, Item 1).

Cash Flow from Investing Activities.  Cash provided by investing activities was $42.5 million in the six months ended September 30, 2010, compared to cash used in investing activities of $32.5 million in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to proceeds from sales and maturities of short-term investments.

Cash Flow from Financing Activities.  Cash used in financing activities was $12.7 million in the six months ended September 30, 2010, compared to cash provided by financing activities of $90.6 million in the same period last fiscal year.  The change in cash flow from financing activities was primarily due to proceeds from the issuance of the Notes on August 4, 2009.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates increased our reported cash balance by $4.5 million.

Key Balance Sheet Accounts

At September 30, 2010, our total current assets were $448.5 million, down from $562.5 million at March 31, 2010. In addition to cash, cash equivalents and short-term investments, our current assets consist primarily of:

Accounts Receivable. Accounts receivable decreased $30.8 million, from $41.3 million at March 31, 2010 to $10.5 million at September 30, 2010. The decrease was primarily due to lower net sales in the three months ended September 30, 2010 compared to the three months ended March 31, 2010, which was primarily due to our release schedule. Accounts receivable allowances were $56.3 million at September 30, 2010, a $21.2 million decrease from $77.5 million at March 31, 2010. The decrease is primarily due to lower levels of inventory in the retail channel at September 30, 2010 compared to March 31, 2010. Allowances for price protection and returns as a percentage of trailing nine month net sales were 11% at September 30, 2010 and 2009. We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory increased $7.2 million, from $14.0 million at March 31, 2010 to $21.2 million at September 30, 2010. The increase in inventory was primarily due to inventory on hand for the holiday season. Inventory turns on a rolling twelve month basis were 13 and 12 at September 30, 2010 and March 31, 2010, respectively.

Licenses. Our investment in licenses, including the long-term portion, increased $30.1 million, from $140.3 million at March 31, 2010 to $170.4 million at September 30, 2010. The increase was primarily due to extensions of existing licenses as well as investments in new licenses, partially offset by amortization of our existing licenses and an impairment charge in the three months ended September 30, 2010 on an unannounced title.

Software Development. Capitalized software development, including the long-term portion, increased $65.1 million, from $159.0 million at March 31, 2010 to $224.1 million at September 30, 2010. The increase in software development was primarily the result of our investment in titles scheduled to be released in the remainder of fiscal 2011 and beyond, partially offset by software development amortization of titles released in the six months ended September 30, 2010 and an impairment charge in the three months ended September 30, 2010 on one of our titles. The majority of the software development asset balance at September 30, 2010 is for games that have expected release dates in the remainder of fiscal 2011 and beyond.

Total current liabilities at September 30, 2010, were $200.8 million, up from $190.9 million at March 31, 2010. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased $18.9 million, from $40.3 million at March 31, 2010 to $59.2 million at September 30, 2010. The increase in accounts payable was primarily due to timing, as reserves for price protection were not offset by customer receivables.

Accrued and Other Current Liabilities. Accrued and other current liabilities increased $4.4 million, from $137.3 million at March 31, 2010 to $141.7 million at September 30, 2010. The increase was primarily due to movements of accrued royalties from long-term to short-term liabilities. The increase was partially offset by a decrease in accrued compensation.

Secured Credit Line. Secured credit line decreased by $13.2 million, from $13.2 million at March 31, 2010 to zero at September 30, 2010. The credit line was related to a settlement agreement we entered into with UBS related to certain ARS. In the three months ended June 30, 2010, we paid the entire outstanding borrowings under the credit line, $13.2 million (see “Note 8 — Secured Credit Line” in the notes to the condensed consolidated financial statements in Part I, Item 1). The credit line was terminated, pursuant to its terms, on July 2, 2010.

Our liabilities at September 30, 2010 also consisted of:

Other long-term liabilities. Other long-term liabilities decreased $15.9 million, from $98.8 million at March 31, 2010 to $82.9 million at September 30, 2010. The decrease was primarily due to movements of accrued royalties and a portion of the settlement payment due to Jakks, from long-term to short-term liabilities.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of September 30, 2010 (see “Note 9 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At September 30, 2010, we held cash, cash equivalents, and short-term investments of $122.8 million.  We believe that we have sufficient working capital, including cash expected to be generated from operations to meet our operating requirements for at least the next twelve months. Our business is cyclical and is impacted by both seasonality and the timing of new product releases; as a result, we expect our cash flow from operations to improve during the second half of this fiscal year as compared to the first half of the fiscal year.

On November 3, 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"). The Purchase Agreement gives us the option to sell our receivables from Walmart Stores, Inc. ("Walmart") to Wells Fargo, at our discretion, and significantly expedite our receivables collections from Walmart. Wells Fargo will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart.

In June 2009, we entered into a Loan and Security Agreement (the "Credit Facility") with Bank of America, N.A. ("B of A"), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See "Note 10 — Credit Facility" in the notes to the condensed consolidated financial statements in Part I, Item 1, for additional information regarding the Credit Facility.  We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders' obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable. At September 30, 2010 we had no borrowings under the Credit Facility.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in "Part II, Item 1A. Risk Factors."  We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2010 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2011	$72,671	$14,722	$7,932	$—	$291	$95,616
2012	79,864	18,070	15,180	—	6,582	119,696
2013	20,850	10,811	11,350	—	4,000	47,011
2014	14,000	5,000	10,100	—	4,000	33,100
2015	13,500	532	9,038	100,000	—	123,070
Thereafter	22,500	1,000	11,373	—	—	34,873
	$223,385	$50,135	$64,973	$100,000	$14,873	$453,366

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of September 30, 2010 are $223.4 million.  License/software development commitments in the table above include $131.1 million of commitments to licensors/developers that are included in our condensed consolidated balance sheet as of September 30, 2010 because the licensors/developers do not have any significant performance obligations to us.  These commitments may be included in both current and long-term licenses and accrued royalties/current and long-term software development and accrued liabilities.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 12% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.1 million and $0.4 million are accrued and classified as accrued and other current liabilities and other long-term liabilities, respectively, in the September 30, 2010 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment. We expect future sublease rental income under non-cancelable agreements of approximately $1.4 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Convertible Senior Notes.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.5 million in the remainder of fiscal 2011, $5.0 million in each of the fiscal years 2012 through 2014, and $2.5 million in fiscal 2015, for an aggregate $20.0 million in interest payments over the term of the Notes that remains as of September 30, 2010 (see "Note 9 — Convertible Senior Notes" in the notes to the condensed consolidated financial statements included in Part I, Item1).

(5)
Other.  As described in "Note 17 — Settlement Agreements" in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, amounts payable to Jakks totaling $14.0 million are reflected in the table above.  The present value of these amounts is included in other current liabilities and other long-term liabilities in our condensed consolidated balance sheet at September 30, 2010.  The remaining other commitments included in the table above are also included as current or long-term liabilities in our September 30, 2010 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2010, we had $6.2 million of unrecognized tax benefits.  See "Note 14 — Income Taxes" in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information regarding the unrecognized tax benefits.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  At September 30, 2010, our $66.4 million of cash and cash equivalents were comprised of cash and time deposits, money market funds, negotiable certificates of deposit, and corporate securities; $6.0 million of our cash equivalents are classified as trading securities (specifically the negotiable certificates of deposit and corporate securities).  At September 30, 2010, our $56.4 million of short-term investments included $3.7 million of municipal securities, $49.3 million of corporate securities, and $3.4 million of negotiable certificates of deposit; our long-term investments of $1.9 million consisted entirely of municipal securities.  Our September 30, 2010 short-term and long-term investments were classified as available-for-sale.  We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer term investments.  The value of these investments may fluctuate with changes in interest rates, however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three and six months ended September 30, 2010 was $0.8 million and $0.3 million, respectively, and was included in interest and other income (expense), net in our condensed consolidated statements of operations.

At September 30, 2010, we had no outstanding balances under the Bank of America Credit Facility or under the UBS Credit Agreement, which was terminated, pursuant to its terms, on July 2, 2010.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the six months ended September 30, 2010 and 2009, we did not enter into any foreign exchange forward contracts, related to cash flow hedging activities.

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

At September 30, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $85.4 million with a fair value that approximates zero. All of the contracts had maturities of one month and consisted primarily of Euro, GBP, CAD, and AUD. The net loss recognized from these contracts during the three and six months ended September 30, 2010 was $0.4 million and $2.3 million, respectively, and was included in interest and other income (expense), net in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $8.0 million and a reduction of reported income before taxes of approximately $0.3 million in the six months ended September 30, 2010. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $14.7 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of October 2, 2010, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new material pending legal proceedings or material developments in legal proceedings previously reported that occurred during the three months ended September 30, 2010. See the 2010 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a discussion of material legal proceedings.

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

Ongoing uncertainty regarding the duration and extent of the current economic downturn could result in a prolonged reduction in discretionary spending by consumers that could reduce demand for our products.

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

We believe our financial condition, including cash expected to be generated from operations, is sufficient to meet our operating requirements for at least the next twelve months.  However, in the event our net sales and/or required expenditures differ significantly from our expectations, we may need to defer and/or curtail currently-planned expenditures, and/or pursue additional funding to meet our cash needs.

We operate in a capital intensive business. During fiscal 2011, we have invested and will continue to invest in product development and licenses and thus do not expect to generate positive cash flow from operations in fiscal 2011. As a result, the balance of our cash, cash equivalents, and short-term investments has decreased from $271.3 million as of March 31, 2010 to $122.8 million as of September 30, 2010 and we expect that amount to continue to decrease during the remainder of fiscal 2011. Although we believe that our financial condition, including cash we expect to generate from our operations, is sufficient to meet our operating requirements for at least the next twelve months, in the event our future net sales and/or required expenditures differ significantly from our expectations, we may need to defer and/or curtail currently-planned expenditures, and/or pursue additional funding to meet our cash needs.

Since a significant portion of our net sales are based upon licensed properties, failure to renew such licenses, or renewals of such licenses on less advantageous terms, could cause our net sales and/or our profitability to decline.

Games we develop based upon licensed brands make up a substantial portion of our sales each year. Sales of our games based upon our two top-selling licensed brands, UFC and WWE, comprised approximately 35% of our net sales in fiscal 2010.  In fiscal 2009, sales of our games based upon our three top-selling licensed brands, Disney•Pixar, Nickelodeon, and WWE, comprised 47% of our net sales.  A limited number of licensed brands may continue to produce a disproportionately large amount of our sales.  Due to the importance to us of a limited number of brands and the intense competition from other video game publishers to publish games based upon these licensed brands, we may not be able to renew our current licenses or may have to renew a brand license on less advantageous terms, which could significantly lower our net sales and/or our profitability.  On January 1, 2010, we entered into an eight year license with WWE.  Our license with UFC expires on December 31, 2018.  There can be no assurance that we will be able to extend such licenses and if we are not able to extend them, our net sales may decline significantly.

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

We are a software company and do not have experience developing hardware products. Our uDraw GameTablet may experience quality or supply problems or may fail to achieve our sales expectations, which could negatively impact our net sales and profitability.

Our uDraw GameTablet is our first hardware product. Hardware products can be highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. In addition, we obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of sales. uDraw is assembled in China; disruptions in the supply chain may result in console shortages that would affect our net sales and profitability. Additionally, failure to achieve our sales expectations with respect to the uDraw could negatively impact our net sales and profitability in fiscal 2011.

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

Platform pricing.  Prices for the current generation of console platforms are higher than for their respective predecessor platforms. In the United States, general platform pricing is as follows: Xbox 360 is $299.99; Wii is $199.99; and PS3 is $299.99.

The cost of the hardware could adversely impact the sales of these platforms, which could in turn negatively impact sales of our products for these platforms since consumers need a platform in order to play our games.

Platform shortages.  From time to time, the platforms on which our games are played have experienced shortages. Platform shortages generally negatively impact the sales of video games since consumers do not have consoles on which to play the games.

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

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive. Currently, our industry is experiencing an increasing shift to online content and digital downloads.  We believe that much of the growth in the industry will come via online markets or digital distribution such as massively multi-player games (both subscription and free-to-play), casual micro-transaction based games, paid downloadable content and digital downloads of games.  Accordingly, we plan to continue integrating a digital component into all of our key franchises. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success in providing online games, wireless games and other content will depend upon our ability to adapt to rapidly-changing technologies, develop applications to accommodate evolving industry standards, and improve the performance and reliability of our applications.

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

As discussed above, a significant portion of our net sales are due to sales of games based upon licensed properties. In recent years, some of our key licensors, including Disney and Viacom (Nickelodeon), have increased their development of video games, which could lead to such licensors not renewing our licenses to publish games based upon their properties that we currently publish, or not granting future licenses to us to develop games based on their other properties. For example, in fiscal 2009, Disney decided to internally develop video games based upon its upcoming movie Toy Story 3 rather than granting the license to develop and publish the game to an external publisher such as us.  This impacted our net sales in the first half of fiscal 2011, as we did not release a new Disney•Pixar title this year as we did in the first quarter of fiscal 2010. If intellectual property owners continue expanding internal efforts to develop video games based upon properties that they own rather than renewing our licenses or granting us additional licenses, our net sales could be significantly impacted.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended September 30, 2010.

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

3.2		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

3.4		Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007).

3.5		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 12, 2009).

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

4.2
Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Company's August 2001 8-A).

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

4.5
Indenture dated as of August 4, 2009, between the Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

4.6		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

10.1	*	Amendment to the Xbox 360 Publisher License Agreement (Multiscreen Content) effective September 2, 2010 between Microsoft Licensing, GP and the Company.

10.2
Second Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere) effective October 31, 2010 between Nintendo of America Inc. and the Company (incorporated by referenced to Exhibit 10.1 to the Form 8-K filed with the SEC on September 14, 2010).

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

Dated: November 5, 2010	THQ INC.

By: /s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

Dated: November 5, 2010	THQ INC.

By: /s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

Dated: November 5, 2010	THQ INC.

By: /s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer