Form 10-Q
period 2010-12-31
THQ INC
filed 2011-02-10
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant's common stock as of February 4, 2011 was approximately 68,042,743.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information
Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,399	$188,378
Short-term investments	—	82,941
Cash, cash equivalents and short-term investments	109,399	271,319
Short-term investments, pledged	—	22,774
Accounts receivable, net of allowances	96,104	41,318
Inventory	23,479	13,970
Licenses	31,664	56,555
Software development	188,173	132,223
Deferred income taxes	7,817	5,590
Income taxes receivable	—	4,914
Prepaid expenses and other current assets	18,020	13,864
Total current assets	474,656	562,527
Property and equipment, net	30,164	28,374
Licenses, net of current portion	82,896	83,752
Software development, net of current portion	45,226	26,792
Deferred income taxes	433	433
Long-term investments	1,524	1,851
Other long-term assets, net	12,967	10,600
TOTAL ASSETS	$647,866	$714,329

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,622	$40,305
Accrued and other current liabilities	136,720	137,332
Secured credit line	—	13,249
Total current liabilities	206,342	190,886
Other long-term liabilities	96,071	98,825
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 12)

THQ Inc. stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of December 31, 2010; 68,009,347 and 67,729,952 shares issued and outstanding as of December 31, 2010 and March 31, 2010, respectively	680	677
Additional paid-in capital	519,343	511,922
Accumulated other comprehensive income	13,583	7,867
Accumulated deficit	(288,153)	(196,111)
Total THQ Inc. stockholders' equity	245,453	324,355
Noncontrolling interest	—	263
Total equity	245,453	324,618
TOTAL LIABILITIES AND EQUITY	$647,866	$714,329

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Net sales	$314,589	$356,678	$541,021	$701,469
Cost of sales:
Product costs	123,852	127,644	219,558	246,548
Software amortization and royalties	50,011	73,202	104,526	142,429
License amortization and royalties	78,775	71,676	109,248	95,166
Total cost of sales	252,638	272,522	433,332	484,143

Gross profit	61,951	84,156	107,689	217,326
Operating expenses:
Product development	17,992	21,960	52,367	63,422
Selling and marketing	50,522	49,252	108,171	106,723
General and administrative	9,405	13,959	33,127	44,592
Restructuring	140	336	147	2,858
Total operating expenses	78,059	85,507	193,812	217,595

Operating loss	(16,108)	(1,351)	(86,123)	(269)
Interest and other income (expense), net	1,223	(1,698)	(4,358)	(1,349)
Loss before income taxes	(14,885)	(3,049)	(90,481)	(1,618)
Income taxes	62	(3,105)	1,561	(1,951)
Net income (loss) prior to allocation of noncontrolling interest	(14,947)	56	(92,042)	333
Loss attributable to noncontrolling interest	—	486	—	1,048
Net income (loss) attributable to THQ Inc.	$(14,947)	$542	$(92,042)	$1,381

Earnings (loss) per share attributable to THQ Inc. - basic	$(0.22)	$0.01	$(1.36)	$0.02
Earnings (loss) per share attributable to THQ Inc. - diluted	$(0.22)	$0.01	$(1.36)	$0.02

Shares used in per share calculation - basic	67,965	67,525	67,841	67,488
Shares used in per share calculation - diluted	67,965	67,704	67,841	67,734

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(In thousands, except share data)

Nine Months Ended December 31, 2010
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2010	67,729,952	$677	$511,922	$7,867	$(196,111)	$263	$324,618
Exercise of options	76,631	1	339	—	—	—	340
Issuance of ESPP shares	144,692	2	435	—	—	—	437
Cancellation of restricted stock	(5,535)	—	(25)	—	—	—	(25)
Conversion of stock unit awards	63,607	—	(125)	—	—	—	(125)
Stock-based compensation	—	—	6,797	—	—	—	6,797
Sale of noncontrolling interest	—	—	—	—	—	(263)	(263)
Comprehensive income (loss):
Net loss	—	—	—	—	(92,042)	—	(92,042)
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	5,102	—	—	5,102
Unrealized gain on investments, net of tax	—	—	—	3,336	—	—	3,336
Reclassification of gain on investments included in net loss, net of tax	—	—	—	(2,722)	—	—	(2,722)
Comprehensive income (loss)				5,716	(92,042)	—	(86,326)
Balance at December 31, 2010	68,009,347	$680	$519,343	$13,583	$(288,153)	$—	$245,453

Nine Months Ended December 31, 2009
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Exercise of options	69,629	1	329	—	—	—	330
Conversion of stock unit awards	34,158	—	(131)	—	—	—	(131)
Cancellation of restricted stock	(24,841)	—	—	—	—	—	—
Stock-based compensation	—	—	8,590	—	—	—	8,590
Taxes related to stock options	—	—	4,147	—	—	—	4,147
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,381	(1,048)	333
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	12,854	—	—	12,854
Unrealized gain on investments, net of tax	—	—	—	2,778	—	—	2,778
Reclassification of gain on investments included in net income, net of tax	—	—	—	(400)	—	—	(400)
Comprehensive income (loss)				15,232	1,381	(1,048)	15,565
Balance at December 31, 2009	67,550,605	$676	$508,786	$12,840	$(185,713)	$2,150	$338,739

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2010	2009
OPERATING ACTIVITIES:
Net income (loss) prior to allocation of noncontrolling interest	$(92,042)	$333
Adjustments to reconcile net income (loss) prior to allocation of noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	8,609	10,500
Amortization of licenses and software development(1)	191,168	176,172
Loss on disposal of property and equipment	18	642
Restructuring charges	147	2,858
Change in deferred revenue and related expenses(3)	11,503	(5,073)
Amortization of debt issuance costs	589	332
Amortization of interest	808	438
Gain on investments	(2,807)	(795)
Stock-based compensation(2)	7,098	9,347
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(53,713)	(21,634)
Inventory	(9,269)	(4,340)
Licenses	(55,954)	(38,119)
Software development(3)	(173,526)	(130,165)
Prepaid expenses and other current assets(3)	(4,485)	8,257
Accounts payable	29,055	12,098
Accrued and other liabilities(3)	(28,298)	(22,168)
Income taxes	3,679	(7,472)
Net cash used in operating activities	(167,420)	(8,789)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	149,915	18,276
Proceeds from sales and maturities of trading investments	22,775	7,350
Purchases of available-for-sale investments	(64,781)	(70,125)
Other long-term assets	(473)	45
Acquisitions, net of cash acquired	—	(840)
Purchases of property and equipment	(10,467)	(4,556)
Net cash provided by (used in) investing activities	96,969	(49,850)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	777	330
Payment of debt issuance costs	—	(3,646)
Proceeds from issuance of convertible senior notes	—	100,000
Borrowings on secured credit line	—	2,500
Payment of secured credit line	(13,249)	(12,937)
Net cash provided by (used in) financing activities	(12,472)	86,247
Effect of exchange rate changes on cash	3,944	9,854
Net increase (decrease) in cash and cash equivalents	(78,979)	37,462
Cash and cash equivalents - beginning of period	188,378	131,858
Cash and cash equivalents - end of period	$109,399	$169,320
________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

(3)	Nine months ended December 31, 2009 has been reclassified to conform to current period presentation with respect to change in deferred revenue and related expenses.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q ("10-Q") present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively "THQ", we, us, our or the "Company").  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Cost of Sales — License Amortization and Royalties.  Prior to April 1, 2010, we presented "Venture partner expense" related to the license agreement that the THQ / JAKKS Pacific LLC ("LLC") joint venture, comprised of THQ and JAKKS Pacific, Inc. ("Jakks"), had with World Wrestling Entertainment, Inc. ("WWE") as a separate line item in the "Cost of sales" section of our condensed consolidated statements of operations.  On December 31, 2009, the LLC was dissolved, the WWE license held by the LLC was terminated, and a new eight-year license was entered into directly between THQ and WWE.  The final venture partner expenses related to the LLC were recorded as of December 31, 2009.  In this 10-Q, we include the historical venture partner expense for the three and nine months ended December 31, 2009, within "Cost of sales — License amortization and royalties" in our condensed consolidated statements of operations for comparability. Venture partner expense in the three and nine months ended December 31, 2009 was $37.0 million and $14.5 million, respectively (see "Note 13 — Joint Venture and Settlement Agreements").

Noncontrolling Interest.  Prior to April 30, 2010, we consolidated the results of THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) in our condensed consolidated financial statements as we believed we were the primary beneficiary and would have received the majority of expected returns or absorbed the majority of expected losses of THQ*ICE LLC.  We sold our interest in THQ*ICE LLC on April 30, 2010 and recognized an insignificant gain.

Revenue Recognition.  In instances where we have both vendor specific objective evidence ("VSOE") for the fair value of an undelivered online service component of our games and a continuing involvement in providing the online service, we bifurcate the fair value of the online service component from the revenue recognized on the sale of the boxed product.  The fair value of the online service component, and the related specifically identifiable costs of the online service, such as server hosting and license royalties, if any, are deferred and recognized ratably over the estimated online service period of six months, beginning the month after shipment of the software product.  This timeframe is consistent with our revenue recognition for sales of boxed product where the online service is considered a deliverable, we have a significant continuing involvement in providing the online service, but we do not have VSOE for the fair value of the online service component.

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three and nine months ended December 31, 2010 and 2009 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2010	13 weeks	January 1, 2011
Three months ended December 31, 2009	14 weeks	January 2, 2010
Nine months ended December 31, 2010	39 weeks	January 1, 2011
Nine months ended December 31, 2009	40 weeks	January 2, 2010

2.     Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (in thousands):

	December 31, 2010	March 31, 2010
Cash and time deposits	$87,458	$116,170
Money market funds	21,941	21,049
Negotiable certificates of deposit(1)	—	28,545
Corporate securities	—	8,439
Municipal securities(2)	—	14,175
Cash and cash equivalents	$109,399	$188,378
________________________________________________

(1)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(2)	Municipal securities consist of bonds issued or deemed to be guaranteed by non-U.S. governments.

At December 31, 2010 we had no trading securities classified as cash equivalents. At March 31, 2010 we had $51.2 million of trading securities classified as cash equivalents.  These investments were made up of negotiable certificates of deposit, corporate securities, and municipal securities, which, when purchased by us, had remaining maturities of three months or less.

3.     Investment Securities

The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	March 31, 2010
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities(1)	$—	$17,222	$26	$(7)	$17,241
Corporate securities	—	64,220	187	(53)	64,354
Negotiable certificates of deposit(2)	—	1,347	—	(1)	1,346
Total short-term investments	—	82,789	213	(61)	82,941
Long-term investments:
Municipal securities(3)	1,524	2,000	—	(149)	1,851
Total long-term investments	1,524	2,000	—	(149)	1,851
Total available-for-sale investment securities	$1,524	$84,789	$213	$(210)	84,792
Put option					1,738
Trading securities(4)					21,036
Total short-term investments, pledged					22,774
Total investment securities					$107,566
 ________________________________________________

(1)	Municipal securities classified as short-term includes bonds issued or deemed to be guaranteed by non-U.S. governments, U.S. agency securities, U.S. Treasury securities, and local governments.

(2)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(3)	Municipal securities classified as long-term, consist of municipal ARS substantially all of which are backed by monoline bond insurance companies.

(4)
Trading securities classified as short-term, pledged, consist of student loan ARS substantially all of which are guaranteed by the U.S. government under the Federal Family Educational Loan Program and backed by monoline bond insurance companies.

Available-for-sale investments

At December 31, 2010 our entire portfolio of available-for-sale investments consisted only of long-term municipal securities and had amortized costs that approximated their fair value of $1.5 million, and inception-to-date net unrealized losses of $18,000 that are recorded in "Accumulated other comprehensive income" in our condensed consolidated balance sheets.  Included in our portfolio of available-for-sale investments at December 31, 2010, are securities with inception-to-date gross unrealized losses of $25,000; these losses are temporary, as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.  During the nine months ended December 31, 2010 and 2009, no securities had an other-than-temporary impairment.

At December 31, 2010 and March 31, 2010 our portfolio of available-for-sale investments included two investments that have been in a continuous unrealized loss position for more than 12 months; both investments are long-term municipal ARS. The inception-to-date gross unrealized losses and fair value of these investments at December 31, 2010 were $25,000 and $1.5 million, respectively. The inception-to-date gross unrealized losses and fair value of these investments at March 31, 2010 were $0.1 million and $1.9 million, respectively.  These losses are temporary as we believe the decline in fair value is primarily attributable to the limited liquidity of these investments.

In the nine months ended December 31, 2010 and 2009 we had pre-tax net unrealized gains of $2.7 million and $0.9 million on available-for-sale securities that are included in "Accumulated other comprehensive income" in our condensed consolidated balance sheets.  In addition, in the nine months ended December 31, 2010 and 2009, we had pre-tax unrealized holding gains of $1.1 million and $3.0 million, respectively, on our investment in Yuke's Co., Ltd. ("Yuke's") that are classified as available-for-sale and are included in "Other long-term assets, net" in our condensed consolidated balance sheets (see "Note 7 — Other Long-Term Assets").

Realized gains and losses on sales of available-for-sale securities are recognized in net income (loss) on the specific identification basis and are included in "Interest and other income (expense), net" in our condensed consolidated statements of operations. Pre-tax realized gains and losses in the three and nine months ended December 31, 2010 and 2009 are shown in the table below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Pre-tax realized gains	$2,655	$—	$3,366	$600
Pre-tax realized losses	$181	$—	$561	$—

At December 31, 2010 our available-for-sale investment securities had stated maturity dates in excess of ten years from that date.

Auction Rate Securities

At December 31, 2010, we had $1.5 million of ARS classified as long-term available-for-sale investments.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities.  ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days.  Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction.

At March 31, 2010, we had $1.9 million of ARS classified as long-term available-for-sale investments, and $21.0 million of ARS classified as short-term trading investments, pledged.  In addition, as further discussed below, we held a $1.7 million put option related to the short-term trading ARS that was also classified as short-term investments, pledged.

In October 2008, we entered into a settlement agreement with UBS Financial Services Inc. ("UBS"), the broker of certain of our ARS (the "UBS Agreement").   The UBS Agreement provided us with Auction Rate Securities Rights ("Rights") to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012 and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  These Rights were a freestanding instrument accounted for separately from the ARS, and were registered, nontransferable securities accounted for as a put option.  At March 31, 2010, the put option had a fair value of $1.7 million and was recorded in "Short-term investments, pledged" in our condensed consolidated balance sheets along with the underlying ARS which had a fair value of $21.0 million.

On June 30, 2010, we exercised our Rights and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.  Accordingly, in the three months ended June 30, 2010, we recognized a loss of $1.7 million due to the exercise of the put option, which was recorded in "Interest and other income (expense), net" in our condensed consolidated statements of operations.  This loss was offset by a gain of $1.7 million on the settlement of the underlying ARS.

Additionally, pursuant to the UBS Agreement, we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010 (see "Note 9 — Secured Credit Line"). In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million. The credit line established pursuant to the Credit Agreement was secured by certain of our ARS held with UBS.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and thus the credit line was terminated, pursuant to its terms, on July 2, 2010.

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,941	$—	$—	$21,941
Long-term investments:
Municipal securities	—	—	1,524	1,524
Other long-term assets, net:
Investment in Yuke's	6,657	—	—	6,657
Total	$28,598	$—	$1,524	$30,122

Level 3 assets at December 31, 2010 consist of AAA/Aaa rated ARS, which are backed by monoline bond insurance companies.  We historically invested in these securities as part of our cash management program.  However, the lack of liquidity in these credit markets has prevented us and other investors from selling these securities.  As such, these investments, which were not subject to the UBS Agreement, are classified as long-term at December 31, 2010 to reflect the lack of liquidity.  We believe we have the ability to, and intend to, hold these ARS classified as available-for-sale until the auction process recovers or the securities mature.  These securities are investment grade, and we have no reason to believe that any of the underlying issuers of these ARS are presently at risk or that the underlying credit quality of the assets backing these ARS has been impacted by the reduced liquidity of these investments.  We have continued to receive interest payments on these ARS according to their terms.

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

In connection with the UBS Agreement, as discussed in "Note 3 — Investment Securities," at March 31, 2010, we had a put option with a fair value of $1.7 million recorded in "Short-term investments, pledged" in our condensed consolidated balance sheets.  We elected fair value accounting for the put option in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gave us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.  On June 30, 2010, we exercised the put option and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.

The following table provides a summary of changes in fair value of our Level 3 financial assets in the three and nine months ended December 31, 2010 and 2009 (in thousands):

	For the periods ended December 31, 2010		For the periods ended December 31, 2009
	Three Months	Nine Months	Three Months	Nine Months
Beginning balance	$1,892	$24,625	$29,638	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	—	1	61	154
Included in accumulated other comprehensive income	(18)	23	(97)	116
Purchases, sales, issuances and settlements, net	(350)	(23,125)	(4,330)	(8,230)
Transfers in/out of Level 3	—	—	—	(2,411)
Ending balance	$1,524	$1,524	$25,272	$25,272

In the nine months ended December 31, 2009, transfers out of Level 3 represent ARS for which we received a call notice prior to September 30, 2009. Accordingly, these ARS were valued using Level 1 inputs and were classified as "Short-term investments" in our condensed consolidated balance sheets at September 30, 2009. In the three months ended December 31, 2009, these ARS were settled at par.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit line approximate fair value based on their short-term nature.  Investments classified as available-for-sale and trading are stated at fair value.

The book value and fair value of our convertible senior notes at December 31, 2010 was $100.0 million and $104.7 million, respectively; the fair value was determined using quoted market prices in active markets.

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro, which may result in a gain or loss of earnings to us. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the nine months ended December 31, 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. During the three and nine months ended December 31, 2009, we entered into foreign exchange forward contracts related to cash flow hedging activities in the notional amount of $29.2 million. These contracts were settled during the three and nine months ended December 31, 2009 and resulted in a loss of $0.7 million, which is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

Balance Sheet Hedging Activities.  We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our condensed consolidated statements of operations.  The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

At December 31, 2010 and March 31, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $61.4 million and $90.1 million, respectively, with a fair value that approximates zero at both December 31, 2010 and March 31, 2010.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gain recognized from these contracts during the three and nine months ended December 31, 2010 was $0.7 million and $3.0 million, respectively, and was included in "Interest and other income (expense), net" in our condensed consolidated statements of operations. The net gain recognized from these contracts during the three and nine months ended December 31, 2009 was $0.8 million and $2.5 million, respectively, and was included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

5.   Balance Sheet Details

Inventory.  Inventory at December 31, 2010 and March 31, 2010 consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Components	$1,768	$2,447
Finished goods	21,711	11,523
Inventory	$23,479	$13,970

Prepaid expenses and other current assets. Included in "Prepaid expenses and other current assets" in our condensed consolidated balance sheets at December 31, 2010 were product prepayments of $6.6 million; product prepayments at March 31, 2010 were $1.2 million.

Property and equipment, net.  Property and equipment, net at December 31, 2010 and March 31, 2010 consisted of the following (in thousands):

	Useful lives	December 31, 2010	March 31, 2010
Building	30 yrs	$730	$730
Land	-	401	401
Computer equipment and software	3-10 yrs	59,053	53,454
Furniture, fixtures and equipment	5 yrs	8,744	7,444
Leasehold improvements	3-6 yrs	15,572	12,978
Automobiles	2-5 yrs	86	78
		84,586	75,085
Less: accumulated depreciation		(54,422)	(46,711)
Property and equipment, net		$30,164	$28,374

Depreciation expense associated with property and equipment amounted to $3.0 million and $8.6 million for the three and nine months ended December 31, 2010, respectively, and $3.1 million and $9.8 million for the three and nine months ended December 31, 2009, respectively.

Accrued and other current liabilities. Accrued and other current liabilities at December 31, 2010 and March 31, 2010 consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Accrued liabilities	$28,208	$16,613
Settlement payment due to Jakks	6,000	6,000
Accrued compensation	16,718	34,696
Deferred revenue, net	18,375	6,403
Accrued third-party software developer milestones	18,206	23,676
Accrued royalties	49,213	49,944
Accrued and other current liabilities	$136,720	$137,332

Other long-term liabilities.  Other long-term liabilities at December 31, 2010 and March 31, 2010 consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Accrued royalties	$77,192	$75,163
Unrecognized tax benefits and related interest	—	1,612
Deferred rent	7,627	5,148
Accrued liabilities	4,339	4,741
Settlement payment due to Jakks	6,913	12,161
Other long-term liabilities	$96,071	$98,825

A portion of the settlement payment due to Jakks is reflected in "Accrued and other current liabilities" and a portion is reflected in "Other long-term liabilities" in our condensed consolidated balance sheets at the present value of the consideration payable under the agreement between THQ and Jakks.  See "Note 17 — Settlement Agreements" in the notes to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for a discussion of the Jakks settlement payments.

6. Licenses and Software Development

Licenses. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our condensed consolidated balance sheets as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor. When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) and as a liability (accrued royalties) when payable rather than upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated product sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated product sales after one year. At December 31, 2010, the net carrying value of our licenses was $114.6 million and was reflected as “Licenses” and “Licenses, net of current portion” in our condensed consolidated balance sheet. Additionally, as of December 31, 2010 we had commitments of $13.1 million that are not reflected in our condensed consolidated financial statements due to remaining performance obligations of the licensor.

Software Development. We utilize both internal development teams and third-party software developers to develop our software. We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future net sales. We evaluate technological feasibility on a product-by-product basis. For products where proven game engine technology exists, the establishment of technological feasibility may occur early in the development cycle. We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to “Product development” expense in our condensed consolidated statements of operations. As of December 31, 2010, the net carrying value of our software development was $233.4 million and was reflected as “Software development” and “Software development, net of current portion” in our condensed consolidated balance sheet.

Impairment analysis. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis in connection with the preparation of our financial statements.  In this evaluation, we compare the carrying value of such capitalized costs to their net realizable value, on a product-by-product basis.  The net realizable value is determined using Level 3 inputs, specifically, the estimated future net sales from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and selling and marketing expenses.  Net sales inputs are developed using recent internal sales performance for similar titles, adjusted for current market trends and comparable products. As certain of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property.

Recently published data indicated a significant industry slowdown in console titles aimed at children (particularly kids movie-based titles). This change in consumer preferences, combined with our lower than anticipated sales on similar titles in this holiday season, caused us to significantly lower our current expectations of future sales related to several of our unreleased kids movie-based licensed titles and resulted in license impairment charges of $30.3 million in the three months ended December 31, 2010. A hypothetical 10% adverse change in the net sales inputs used to determine the impairments on these titles would have resulted in an increase to the impairment charges recorded of $3.0 million. In the nine months ended December 31, 2010 and 2009, license impairment charges totaled $36.2 million and $5.4 million, respectively. These charges are recorded in “Cost of sales — License amortization and royalties" expense in our condensed consolidated statements of operations.

During the nine months ended December 31, 2010 we recorded software development impairment charges of $7.0 million.  Additionally, in the three months ended December 31, 2010, we recorded a $9.9 million charge related to game cancellations as further discussed in "Note 8 — Restructuring and Other Charges."  These charges are recorded in “Cost of sales — Software amortization and royalties" expense in our condensed consolidated statements of operations.

7.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding gain related to our investment in Yuke's for the nine months ended December 31, 2010 and 2009 was $1.1 million and $3.0 million, respectively.  As of December 31, 2010, the inception-to-date unrealized holding gain on our investment in Yuke's was $3.5 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our condensed consolidated balance sheets.

Other long-term assets as of December 31, 2010 and March 31, 2010 consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Investment in Yuke's	$6,657	$5,564
Deferred financing costs	2,305	2,781
Other	4,005	2,255
Total other long-term assets	$12,967	$10,600

8.   Restructuring and Other Charges

Fiscal 2011 Realignment.  In the third quarter of our fiscal year ending March 31, 2011 ("fiscal 2011"), we reevaluated our strategy of adapting certain Western content for free-to-play online games in Asian markets.  As a result, we cancelled two games, eliminated certain positions, and closed our Korean support office. Restructuring expenses recorded related to the closure of our Korean support office were $14,000, and consisted of lease and other contract termination charges and write-offs of related long-lived assets. The cancellation of the games, Company of Heroes Online and WWE Online, resulted in charges of $9.9 million recorded in "Cost of sales — Software amortization and royalties" in our condensed consolidated statements of operations.  Additionally, we incurred $0.8 million of cash severance charges related to eliminated positions, which were classified within operating expenses in our condensed consolidated statements of operations. We do not expect any future charges in relation to these items.
Fiscal 2009 Realignment. During the twelve months ended March 31, 2009 ("fiscal 2009"), we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We significantly realigned our business to focus on fewer, higher quality games, and established an operating structure that supports our more focused product strategy.  The fiscal 2009 realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel. Restructuring charges and adjustments are recorded as "Restructuring" expenses in our condensed consolidated statements of operations and have included the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  As of December 31, 2010, restructuring charges under the fiscal 2009 realignment amounted to $18.1 million. In the three and nine months ended December 31, 2010, restructuring charges and adjustments related to the fiscal 2009 realignment were minimal. We do not expect any future charges under the fiscal 2009 realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

The following tables summarize the restructuring components and activity under the fiscal 2009 realignment for the three and nine months ended December 31, 2010 and 2009, and the related restructuring reserve balances (in thousands):

	Three months ended December 31, 2010			Nine months ended December 31, 2010
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$1,486	$—	$1,486	$2,392	$—	$2,392
Charges to operations	126	—	126	133	—	133
Non-cash write-offs	—	—	—	—	—	—
Cash payments, net of sublease income	(356)	—	(356)	(1,214)	—	(1,214)
Foreign currency and other adjustments	(55)	—	(55)	(110)	—	(110)
Ending balance	$1,201	$—	$1,201	$1,201	$—	$1,201

	Three months ended December 31, 2009			Nine months ended December 31, 2009
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total

Beginning Balance	$5,165	$—	$5,165	$5,056	$—	$5,056
Charges to operations	176	160	336	1,729	1,129	2,858
Non-cash write-offs	—	(160)	(160)	—	(1,129)	(1,129)
Cash payments	(2,640)	—	(2,640)	(4,130)	—	(4,130)
Foreign currency and other adjustments	244	—	244	290	—	290
Ending Balance	$2,945	$—	$2,945	$2,945	$—	$2,945

As of December 31, 2010, $0.8 million of the restructuring accrual is included in "Accrued and other current liabilities" and $0.4 million is included in "Other long-term liabilities" in our condensed consolidated balance sheets.  As of March 31, 2010, $1.6 million of the restructuring accrual was included in "Accrued and other current liabilities" and $0.8 million was included in "Other long-term liabilities" in our condensed consolidated balance sheets.  The accrual balances at December 31, 2010 and March 31, 2010 related to future lease payments for facilities vacated under the fiscal 2009 realignment, offset by estimates of future sublease income.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were abandoned.

9.   Secured Credit Line

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

10.   Convertible Senior Notes

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at December 31, 2010, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at December 31, 2010; these costs are being amortized over the term of the Notes.  Amortization expense associated with these costs was $0.2 million and $0.5 million in the three and nine months ended December 31, 2010, respectively, and is classified as "Interest and other income (expense), net" in our condensed consolidated statements of operations.  Additionally, interest expense related to the Notes was $1.2 million and $3.7 million in the three and nine months ended December 31, 2010, respectively, and was classified as "Interest and other income (expense), net" in our condensed consolidated statements of operations.  The effective interest rate, including amortization of debt issuance costs, for the three and nine months ended December 31, 2010 was 5.6%.

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable.  At December 31, 2010, we had no borrowings under the Credit Facility.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an "Obligor") and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor's ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At December 31, 2010 we were in compliance with all covenants related to the Credit Facility.

12.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2010 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2011	$41,431	$15,866	$4,253	$—	$146	$61,696
2012	83,496	22,221	16,122	—	6,582	128,421
2013	25,842	17,374	12,359	—	4,000	59,575
2014	19,000	19,922	11,039	—	4,000	53,961
2015	18,500	2,198	9,895	100,000	—	130,593
Thereafter	22,500	1,000	15,824	—	—	39,324
	$210,769	$78,581	$69,492	$100,000	$14,728	$473,570

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of December 31, 2010 are $210.8 million.  License/software development commitments in the table above include $120.0 million of commitments to licensors/developers that are included in both current and long-term accrued royalties and accrued liabilities in our condensed consolidated balance sheets as of December 31, 2010 because the licensors/developers do not have any significant performance obligations to us.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $0.8 million and $0.4 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities", respectively, in our December 31, 2010 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment. We expect future sublease rental income under non-cancellable agreements of approximately $1.3 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Convertible Senior Notes.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.5 million in the remainder of fiscal 2011, $5.0 million in each of the fiscal years 2012 through 2014, and $2.5 million in fiscal 2015, for an aggregate $20.0 million in interest payments over the term of the Notes that remains as of December 31, 2010 (see "Note 10 — Convertible Senior Notes").

(5)
Other.  As described in "Note 13 — Joint Venture and Settlement Agreements," amounts payable to Jakks totaling $14.0 million are reflected in the table above.  The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheets at December 31, 2010.  The remaining other commitments included in the table above are also included as current or long-term liabilities in our December 31, 2010 condensed consolidated balance sheets.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At December 31, 2010, we had $6.5 million of unrecognized tax benefits.  See "Note 16 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Litigation

Patent Infringement litigation.  On June 15, 2010, THQ was served with a lawsuit entitled Software Restore Solutions, LLC v. Apple, Inc., et al., filed in the United States District Court for the Northern District of Illinois. The Plaintiff claimed that Defendants, including THQ, infringed upon a patent owned by the Plaintiff entitled "Workgroup Network Manager for Controlling the Operation of Workstations within the Computer Network."  Plaintiff sought injunctive relief, an award of damages not less than a reasonable royalty, treble damages and attorneys' fees, costs and expenses.  Defendants in the lawsuit included THQ, Electronic Arts Inc., Activision Blizzard, Inc., Sega of America, Inc., Square Enix, Inc., Apple, Inc., Adobe Systems, Inc., and International Business Machines, Inc., among others. THQ entered into a joint defense agreement with several of the other Defendants. In the three months ended December 31, 2010, we settled this litigation for an insignificant amount.

Additionally, we are subject to ordinary routine claims and litigation incidental to our business.  We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations.

13. Joint Venture and Settlement Agreements

In June 1998, the THQ / Jakks Pacific, LLC (“LLC”) joint venture, between THQ and JAKKS Pacific, Inc. (“Jakks”), entered into a video game license agreement with the WWE. As THQ was responsible for funding all operations and managing the day-to-day operations of the LLC, including undertaking all tasks necessary to develop and publish games based on the WWE license, we consolidated the results of the LLC with our results as we were determined to be the primary beneficiary of the LLC. Jakks was entitled to a preferred payment from net sales derived from the WWE license (the “Preferred Return”) and such expenses are classified as “Cost of sales — License amortization and royalties” in our condensed consolidated statements of operations. The initial Preferred Return rate expired June 30, 2006. Since THQ and Jakks could not agree on a new Preferred Return rate for the period subsequent to June 30, 2006, THQ continued to accrue the Preferred Return at the initial rate, as the best basis available upon which to estimate this expense, until a new rate could be agreed upon.

On August 17, 2009, THQ entered into a settlement agreement with Jakks that reflected the decision of an arbitrator, who established a Preferred Return rate for the period subsequent to June 30, 2006 at a rate that was 40% lower than the rate previously accrued. As a result, we revised our estimate of the Preferred Return and recorded a one-time reduction in “Cost of sales — License amortization and royalties” in our condensed consolidated statements of operations related to the Preferred Return of $24.2 million during the three months ended September 30, 2009.

In addition to our dispute with Jakks related to the Preferred Return, from October 2004 through December 2009, we were involved in various legal disputes with both WWE and Jakks related to the WWE license. On December 22, 2009, we entered into inter-dependent settlement agreements with both WWE and Jakks related to the WWE license and the LLC that resulted in a one-time charge of $29.5 million recorded in “Cost of sales — License amortization and royalties” expense in our condensed consolidated statements of operations in the three months ended December 31, 2009. These agreements, combined, settled all outstanding litigation among THQ, WWE and Jakks; provided a new eight-year video game license between THQ and WWE; required THQ to immediately pay $13.2 million to WWE and $20.0 million to Jakks in future installments; and dissolved the LLC as of December 31, 2009.

To determine the appropriate accounting for the December 22, 2009 settlement agreements, we identified each item given and received to determine whether the items should be recognized as an asset or expense. We determined that the only item received by THQ in the settlement agreements which meets the definition of an asset that has value to a marketplace participant was the new WWE license. The fair value of the new WWE license was determined using level 3 valuation inputs; specifically, a discounted future cash flow over the eight-year term of the new license and we concluded that the contractual rate contained in the new WWE license approximated fair value. Due to the numerous litigation claims settled and the added complexity of multiple parties involved, we determined that we were not able to reliably estimate the fair value of the remaining litigation components of the settlement. The litigation components were valued as the residual value remaining after determining the fair value of the asset received. As a result, in the period ended December 31, 2009, we recorded the one-time charge of $29.5 million, representing the present value of the cash payments contained in the settlements, less amounts previously accrued or allocated to the asset received (the residual value).

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

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs").  The NEEP Plan provided for the grant of only non-qualified stock options to non-executive officers of the Company.  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of December 31, 2010, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of December 31, 2010, we had 4,692,878 shares available for grant under the LTIP.

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

In the three and nine months ended December 31, 2010 and 2009, stock-based compensation expense, recognized in our condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of sales - Software amortization and royalties	$1,323	$1,359	$2,142	$2,726
Product development	65	856	688	2,021
Selling and marketing	324	447	1,000	848
General and administrative	1,029	1,297	3,268	3,752
Stock-based compensation expense before income taxes	$2,741	$3,959	$7,098	$9,347

We capitalize relevant amounts of stock-based compensation expense.  The following table summarizes stock-based compensation expense included in our condensed consolidated balance sheets as a component of software development (in thousands):

Balance at March 31, 2010	$1,602
Stock-based compensation expense capitalized during the period	1,816
Amortization of capitalized stock-based compensation expense	(2,142)
Balance at December 31, 2010	$1,276

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in the nine months ended December 31, 2010 has been reduced by estimated forfeitures.  Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

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

The weighted-average grant-date fair value of options granted during the three and nine months ended December 31, 2010 was $2.47 and $2.38, respectively, and $2.30 and $2.77 during the three and nine months ended December 31, 2009, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
Stock Option Grants	2010	2009	2010	2009
Dividend yield	—%	—%	—%	—%
Anticipated volatility	72%	67%	71%	65%
Weighted-average risk-free interest rate	0.9%	1.4%	1.0%	1.5%
Expected lives	3.0 years	3.0 years	3.0 years	3.0 years

The fair value of our ESPP options for the six-month offering periods that began on September 1, 2010, March 1, 2010 and September 1, 2009, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $1.03, $1.62, and $1.89, respectively.

Employee Stock Purchase Plan	September 1, 2010	March 1, 2010	September 1, 2009
Dividend yield	—%	—%	—%
Anticipated volatility	58.3%	48.1%	85%
Weighted-average risk-free interest rate	0.2%	0.2%	0.2%
Expected lives	0.5 years	0.5 years	0.5 years

A summary of our stock option activity for the nine months ended December 31, 2010, is as follows (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	9,206	$13.51
Granted	2,175	5.07
Exercised	(77)	4.35
Forfeited/expired/cancelled	(2,161)	14.97
Outstanding at December 31, 2010	9,143	$11.23	3.1	$5,433
Vested and expected to vest	8,422	$11.66	3.0	$4,762
Exercisable at December 31, 2010	4,465	$16.46	2.2	$1,376

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at December 31, 2010.  It excludes stock options that have exercise prices in excess of the quoted price of our common stock at December 31, 2010.  The aggregate intrinsic value of stock options exercised during the three and nine months ended December 31, 2010 and 2009 was insignificant.

A summary of the status of our nonvested shares as of December 31, 2010 and changes during the nine months then ended, is as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at March 31, 2010	459	$19.40
Granted	265	5.74
Vested	(106)	15.46
Forfeited/cancelled	(116)	14.02
Nonvested shares at December 31, 2010	502	13.97

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at December 31, 2010, and the weighted-average period over which we expect to recognize that compensation, is as follows (in thousands):

	Unrecognized Compensation Cost at December 31, 2010	Weighted Average Period (in years)
Stock options	$8,593	1.4
Nonvested shares	1,907	2.2
ESPP	56	0.2
	$10,556

Cash received from exercises of stock options for both the nine months ended December 31, 2010 and 2009 was $0.3 million.

The fair value of all our stock-based awards that vested during the three and nine months ended December 31, 2010 was $2.2 million and $9.8 million, respectively. The fair value of all our stock-based awards that vested during the three and nine months ended December 31, 2009 was $2.0 million and $10.3 million, respectively.

Non-Employee Stock Warrants.   In prior years, we granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property.  The warrants vested upon grant and are exercisable over the term of the warrant.  The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant.  No third-party stock warrants were granted or exercised during the nine months ended December 31, 2010 and 2009.

At December 31, 2010 and March 31, 2010, we had 150,000 stock warrants outstanding with an exercise price of $10.45 per share and an expiration date of December 31, 2013.

We measure the fair value of our warrants granted on the measurement date.  The fair value of each stock warrant issued to licensors is capitalized as a component of licenses and amortized to "Cost of sales — License amortization and royalties" expense in our condensed consolidated statements of operations when the related product is released and the related net sales are recognized.  As of March 31, 2010 these warrants were fully amortized.  In the three and nine months ended December 31, 2009, $42,000 and $127,000, respectively, was amortized and included in "Cost of sales — License amortization and royalties" expense in our condensed consolidated statements of operations.

15.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of December 31, 2010 and March 31, 2010 we had $28.6 million, authorized and available for common stock repurchases.  During the nine months ended December 31, 2010, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

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

Our income tax expense for the three and nine months ended December 31, 2010 was $62,000 and $1.6 million, respectively, as compared to an income tax benefit of $3.1 million and $2.0 million in the same periods last fiscal year. These amounts represent effective tax rates for the three and nine months ended December 31, 2010 of 0.4% and 1.7% (provision on a loss), respectively, compared to effective tax rates of 102% and 121% (benefit on a loss), in the same periods last fiscal year. The rate for the three and nine months ended December 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to the fact that our domestic net operating losses are fully valued.

Our unrecognized tax benefits increased by $0.3 million in the three months ended December 31, 2010, from $6.2 million at September 30, 2010 to $6.5 million at December 31, 2010, of which $6.3 million would impact our effective tax rate if recognized. Due to inherent uncertainty we are not able to determine the timing and recognition of our unrecognized tax benefits. Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, China, France, Germany, Italy, Japan, Korea, Luxembourg, Netherlands, Spain, Switzerland, and United Kingdom.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  We have concluded the California Franchise Tax Board audit for years 2002 - 2007, which resulted in an insignificant tax payment. We are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2004.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of December 31, 2010, we had no amounts accrued for interest and for the potential payment of penalties.

17.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our ESPP, and the conversion of the Notes (see "Note 10 — Convertible Senior Notes").  Under the provisions of the if-converted method, the Notes are assumed to have been converted at the beginning of the respective period or at the time of issuance if later, and are included in the denominator of the diluted calculation and the after-tax interest expense and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation.  However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation is dilutive.

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss) attributable to THQ Inc. used to compute basic earnings (loss) per share	$(14,947)	$542	$(92,042)	$1,381

Weighted-average number of shares outstanding — basic	67,965	67,525	67,841	67,488
Dilutive effect of potential common shares	—	179	—	246
Number of shares used to compute earnings (loss) per share — diluted	67,965	67,704	67,841	67,734

For the three and nine months ended December 31, 2010 and 2009, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted earnings per share calculation.  Additionally, after-tax interest expense and amortization of debt issuance costs in connection with the Notes totaling $1.4 million in the three months ended December 31, 2010 and 2009, respectively, and $4.2 million and $2.1 million in the nine months ended December 31, 2010 and 2009, respectively, was not added back to the numerator of the diluted calculation (amounts are net of tax of zero; see "Note 16 — Income Taxes" for further information).

As a result of our net loss for the three and nine months ended December 31, 2010, all potential shares were excluded from the computation of diluted earnings per share, as their inclusion would have been antidilutive.  As a result, there were 10.3 million and 10.4 million potential common shares that were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 2010, respectively.  Had we reported net income for these periods, an additional 0.4 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share for both the three and nine months ended December 31, 2010.

For the three and nine months ended December 31, 2009, we excluded 9.9 million and 9.4 million potential common shares from the computation of diluted earnings per share as their inclusion would have been antidilutive.

18. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms, wireless devices and PCs. The following information sets forth geographic information on our net sales and total assets for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2010
Net sales to unaffiliated customers	$234,140	$66,014	$14,435	$314,589
Total assets	495,491	106,681	45,694	647,866
Nine months ended December 31, 2010
Net sales to unaffiliated customers	$380,528	$120,570	$39,923	$541,021
Three months ended December 31, 2009
Net sales to unaffiliated customers	$226,638	$106,479	$23,561	$356,678
Total assets	644,857	114,413	37,978	797,248
Nine months ended December 31, 2009
Net sales to unaffiliated customers	$445,423	$208,298	$47,748	$701,469

Information about THQ's net sales by platform for the three and nine months ended December 31, 2010 and 2009 is presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2010	2009	2010	2009
Consoles
Microsoft Xbox 360	$45,681	$62,204	$104,454	$181,356
Nintendo Wii	141,423	90,371	173,594	113,023
Sony PlayStation 3	40,188	57,362	99,921	153,096
Sony PlayStation 2	13,227	32,498	19,833	47,388
Other	—	3	—	8
	240,519	242,438	397,802	494,871
Handheld
Nintendo Dual Screen	48,988	75,040	85,900	114,902
Sony PlayStation Portable	13,079	24,497	24,282	37,115
Wireless	1,705	2,285	4,793	9,259
	63,772	101,822	114,975	161,276

PC	10,298	12,418	28,244	45,322
Total Net Sales	$314,589	$356,678	$541,021	$701,469

19.   Recently Issued Accounting Pronouncements

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

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Reports on Form 10-K and 10-K/A for the fiscal year ended March 31, 2010 (the "2010 10-K") and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010, and September 30, 2010.

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

In addition to publishing software, in November 2010, we launched our new uDraw GameTablet in North America.  The uDraw GameTablet is a first-of-its-kind, innovative new gaming accessory developed by THQ initially for the Wii platform and was launched with an expansive drawing, coloring and art-based video game, uDraw Studio, for a suggested retail price of $69.99 in the U.S. In addition to uDraw Studio, we developed and published two other video games designed for use with the uDraw GameTablet - Pictionary and Dood's Big Adventure, which launched with the uDraw GameTablet for a suggested retail price of $29.99 each in the U.S.  The uDraw GameTablet is scheduled to be available in Europe and other international territories in early 2011.  We have a long-term product plan that includes a diverse software product offering of games we expect to develop and publish for the uDraw GameTablet.

Significant Trends Affecting Our Business

The following significant trends currently affect our business:

Retail Video Game Sales

The retail video games industry in North America and Europe reported retail software sales of $17.1 billion in the twelve months ended December 31, 2010, down 4.5% from the prior-year period, according to aggregated data from The NPD Group ("NPD"), Chart Track and GfK. The decrease in retail software sales was due primarily to a difficult consumer spending environment, declines in sales of games on portable consoles, as well as a shift in consumer purchasing preferences to digitally delivered content. Sales of both Xbox 360 and PS3 hardware in calendar 2010 were strong and sales of software on these platforms both grew well into the double digits in calendar 2010 versus the prior year.  Given the significant investments we have made in our core games pipeline, which are primarily played on these two platforms, we expect to capitalize on the continuing strength of these core game platforms.

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

Sales Concentration of Top Titles

The majority of money spent by consumers on video game software is spent on select top titles. Because of the demand for select “hit” titles and the costs to develop our games, we believe that it is important to focus our development efforts on bringing a smaller number of high-quality, competitive products to market.

Shifting Preferences in the Kids Market

Based on 2010 NPD data, the industry has seen a shift in preferences in the kids market away from movie-based licensed titles towards games offering more of a family or group play experience, such as party and dance games.  In addition, there has been strong interest in the new motion-based controllers: Kinect and Move, which were introduced during holiday 2010.  We expect to capitalize on the success of these platforms as well as the upcoming Nintendo 3DS platform with a strong kids, family and casual line-up for these platforms.

Foreign Currency Exchange Rates Impact on Results of Operations

Approximately 38% of our net sales for fiscal 2010 was generated from sales outside of North America. We are exposed to significant risks of foreign currency fluctuation, primarily from receivables denominated in foreign currency, and are subject to transaction gains and losses, which are recorded as a component in determining net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the month-to-date average exchange rates for each applicable month in a period. To the extent the U.S. dollar strengthens against foreign currencies, as it did during fiscal 2010, the translation of these foreign currency denominated transactions results in decreased net sales, operating expenses and income from our non-U.S. operations. Similarly, our net sales, operating expenses and income from our non-U.S. operations will increase if the U.S. dollar weakens against foreign currencies.

Seasonality

The interactive entertainment software industry is highly seasonal. Sales are typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the holiday buying season.

Results of Operations — Comparison of the Three and Nine Months Ended December 31, 2010 and 2009

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including digitally via the Internet, and from sales of our uDraw GameTablet.

In the three months ended December 31, 2010, net sales were primarily driven by WWE SmackDown vs. Raw 2011, our uDraw GameTablet and our catalog titles (titles released in fiscal years prior to the respective fiscal year). Additionally, net sales in the nine months ended December 31, 2010 were also driven by UFC Undisputed 2010.

Net Sales by New Releases and Catalog Titles

The following tables present our net sales of new releases (titles initially released in the respective fiscal year), catalog titles, and changes in our deferred net revenue for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2010		2009		(Decrease)	Change
New releases	$264,890	84.2%	$300,713	84.3%	$(35,823)	(11.9)%
Catalog	58,226	18.5	56,244	15.8	1,982	3.5
Changes in deferred net revenue	(8,527)	(2.7)	(279)	(0.1)	(8,248)	2,956.3
Consolidated net sales	$314,589	100.0%	$356,678	100.0%	$(42,089)	(11.8)%

	Nine Months Ended December 31,				Increase/	%
	2010		2009		(Decrease)	Change
New releases	$383,323	70.9%	$523,670	74.6%	$(140,347)	(26.8)%
Catalog	170,457	31.5	167,567	23.9	2,890	1.7
Changes in deferred net revenue	(12,759)	(2.4)	10,232	1.5	(22,991)	(224.7)
Consolidated net sales	$541,021	100.0%	$701,469	100.0%	$(160,448)	(22.9)%

Net sales of our new releases decreased $35.8 million and $140.3 million in the three and nine months ended December 31, 2010, respectively, compared to the same periods last fiscal year. The decrease in the three months ended December 31, 2010 was primarily due to:

•
a decrease in net sales of games based on our owned intellectual properties, due to titles released in the same period last fiscal year such as MX vs. ATV Reflex and Drawn to Life: The Next Chapter with no comparable releases in the current period, and

•	a decrease in units sold of games based on the WWE and UFC fighting brands and kids movie-based licensed games.
These decreases were partially offset by net sales of our new uDraw GameTablet in the current period.

The decrease in net sales of our new releases in the nine months ended December 31, 2010 was primarily due to the same reasons as just described, as well as the release of Red Faction: Guerrilla in the same period last fiscal year with no comparable title released this fiscal year and a lower average net selling price on UFC Undisputed 2010 compared to UFC 2009 Undisputed in the same period last fiscal year.

Net sales of our catalog titles increased $2.0 million and $2.9 million in the three and nine months ended December 31, 2010, respectively, compared to the same periods last fiscal year. The increase in the three months ended December 31, 2010 was due to higher average net selling prices partially offset by fewer catalog units sold. The increase in the nine months ended December 31, 2010 was due to higher average net selling prices and an increase in catalog units sold.

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

Net Sales by Territory

The following tables present our net sales by territory as well as the changes in our deferred net revenue for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended December 31,				Increase/	%
	2010		2009		(Decrease)	Change
North America	$237,704	75.6%	$226,778	63.6%	$10,926	4.8%
Europe	70,617	22.4	106,613	29.9	(35,996)	(33.8)
Asia Pacific	14,795	4.7	23,566	6.6	(8,771)	(37.2)
International	85,412	27.1	130,179	36.5	(44,767)	(34.4)
Changes in deferred net revenue	(8,527)	(2.7)	(279)	(0.1)	(8,248)	2,956.3
Consolidated net sales	$314,589	100.0%	$356,678	100.0%	$(42,089)	(11.8)%

	Nine Months Ended December 31,				Increase/	%
	2010		2009		(Decrease)	Change
North America	$386,841	71.5%	$441,314	62.9%	$(54,473)	(12.3)%
Europe	126,512	23.4	203,313	29.0	(76,801)	(37.8)
Asia Pacific	40,427	7.5	46,610	6.6	(6,183)	(13.3)
International	166,939	30.9	249,923	35.6	(82,984)	(33.2)
Changes in deferred net revenue	(12,759)	(2.4)	10,232	1.5	(22,991)	(224.7)
Consolidated net sales	$541,021	100.0%	$701,469	100.0%	$(160,448)	(22.9)%

Net sales in North America in the three months ended December 31, 2010 increased $10.9 million compared to the same period last fiscal year due to the release of our new uDraw GameTablet. Partially offsetting the increase in the three months ended December 31, 2010, and contributing to the $54.5 million decrease in net sales in North America in the nine months ended December 31, 2010, was:

•	a decrease in units sold of games based on the WWE and UFC fighting brands and kids movie-based licensed games, and

•
a decrease in net sales of games based on our owned intellectual properties, due to titles released in the same period last fiscal year such as MX vs. ATV Reflex with no comparable releases in the current year periods.

Also contributing to the decrease in net sales in North America in the nine months ended December 31, 2010 was the release of Red Faction: Guerrilla in the same period last fiscal year with no comparable title released this fiscal year and a lower average net selling price on UFC Undisputed 2010 compared to UFC 2009 Undisputed in the same period last fiscal year.

Net sales in Europe in the three and nine months ended December 31, 2010 decreased $36.0 million and $76.8 million, respectively, compared to the same periods last fiscal year. The decrease in the three months ended December 31, 2010 was primarily due to:

•
a decrease in net sales of games based on our owned intellectual properties, due to titles released in the same period last fiscal year such as Drawn to Life: The Next Chapter and World of Zoo with no comparable releases in the current period, and

•	a decrease in units sold of games based on the WWE and UFC fighting brands and kids movie-based licensed games.
The decrease in the nine months ended December 31, 2010 was primarily due to the same reasons as just described, as well as the release of Red Faction: Guerrilla in the same period last fiscal year with no comparable title released this fiscal year and a lower average net selling price on UFC Undisputed 2010 compared to UFC 2009 Undisputed in the same period last fiscal year. We estimate that changes in foreign currency translation rates during the three and nine months ended December 31, 2010, compared to the same periods last fiscal year, decreased our reported net sales in Europe by $3.9 million and $8.1 million, respectively.

Net sales in the Asia Pacific territories in the three and nine months ended December 31, 2010 decreased $8.8 million and $6.2 million, respectively, compared to the same periods last fiscal year. These decreases were due to a decrease in units sold, particularly due to the release of games based on our owned intellectual properties in the three and nine months ended December 31, 2009 with no comparable releases in the same periods this fiscal year, and a decrease in units sold of games based on the WWE and UFC brands. In both periods, these decreases were partially offset by increases in net sales from distribution arrangements in the

Asia Pacific territory. We estimate that changes in foreign currency translation rates during the three and nine months ended December 31, 2010, compared to the same periods last fiscal year, increased our reported net sales in the Asia Pacific territories by $1.2 million and $3.6 million, respectively.

Cost of Sales; Operating Expenses; Interest and Other Income (Expense), net; Income Taxes; and Noncontrolling Interest

Cost of Sales

Total cost of sales decreased $19.9 million and $50.8 million in the three and nine months ended December 31, 2010, respectively, compared to the same periods last fiscal year. Excluding a $29.5 million one-time charge in venture partner expense recorded in the three months ended December 31, 2009 and also excluding a $24.2 million one-time benefit in venture partner expense recorded in the nine months ended December 31, 2009, both classified as “Cost of Sales — License amortization and royalties” in our condensed consolidated statements of operations, total cost of sales in the three months ended December 31, 2010 would have increased $9.6 million, and would have decreased $45.5 million in the nine months ended December 31, 2010, both reflecting a 12 point increase in total cost of sales as a percentage of net sales. (See “Note 13 — Joint Venture and Settlement Agreements” in the notes to the condensed consolidated financial statements included in Part I, Item I for further discussion of these one-time items.) These increases in total cost of sales as a percent of net sales were primarily due to impairment charges on our kids movie-based licenses. The increase in the nine months ended December 31, 2010 was also due to an increase in product costs as a percent of net sales.

Cost of Sales - Product Costs (in thousands)

	December 31, 2010	% of net sales	December 31, 2009	% of net sales	% Change
Three Months Ended	$123,852	39.4%	$127,644	35.8%	(3.0)%
Nine Months Ended	$219,558	40.6%	$246,548	35.1%	(10.9)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. Product costs as a percentage of net sales increased 4 points and 6 points in the three and nine months ended December 31, 2010, respectively, compared to the same periods last fiscal year. The increase in the three months ended December 31, 2010 was primarily due to a shift in the sales mix of our new releases, away from titles that had higher average net selling prices in the same period last fiscal year such as MX vs. ATV Reflex and towards titles that had lower average net selling prices in the current fiscal year period such as casual titles like Wheel of Fortune, Pictionary and JEOPARDY!. Also contributing slightly to the increase was our uDraw GameTablet, which had a higher product cost per unit relative to its average net selling price compared to our software products in both comparative periods. The increase in the nine months ended December 31, 2010 was also due to a lower average net selling price on UFC Undisputed 2010 compared to UFC 2009 Undisputed in the same period last fiscal year, and a decrease in reported net sales resulting from changes in deferred revenue.

Cost of Sales - Software Amortization and Royalties (in thousands)

	December 31, 2010	% of net sales	December 31, 2009	% of net sales	% Change
Three Months Ended	$50,011	15.9%	$73,202	20.5%	(31.7)%
Nine Months Ended	$104,526	19.3%	$142,429	20.3%	(26.6)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross revenues to total projected gross revenues. As a percentage of net sales, software amortization and royalties expense decreased 5 points and 1 point in the three and nine months ended December 31, 2010, respectively, compared to the same periods last fiscal year. The decrease in the three months ended December 31, 2010 was primarily due to net sales of our new uDraw GameTablet, which had low development costs. Also contributing to the decrease was a shift in the sales mix of our new releases, away from titles that generally have high development costs relative to their net sales and towards titles that have lower development costs relative to their net sales such as casual titles like Wheel of Fortune, Pictionary and JEOPARDY!. The decrease in the nine months ended December 31, 2010 was due to the reasons described above, as well as a shift in our sales mix towards more catalog titles.

Included in software amortization and royalties expense in the three and nine months ended December 31, 2010, and partially offsetting the decreases in those periods compared to the same periods last fiscal year, are charges totaling $9.9 million related to the cancellation of Company of Heroes Online and WWE Online (see "Note 8 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item I). Additionally, the decrease in software amortization and royalties expense in the nine months ended December 31, 2010 is partially offset by impairment charges of $7.0 million recorded in the nine months ended December 31, 2010.

Cost of Sales - License Amortization and Royalties (in thousands)

	December 31, 2010	% of net sales	December 31, 2009	% of net sales	% Change
Three Months Ended	$78,775	25.0%	$71,676	20.1%	9.9%
Nine Months Ended	$109,248	20.2%	$95,166	13.6%	14.8%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected revenue for such license. Also included in license amortization and royalties expense in the three and nine months ended December 31, 2009 is venture partner expense totaling $37.0 million and $14.5 million, respectively (see “Note 1 — Basis of Presentation” in the notes to the condensed consolidated financial statements included in Part I, Item I). Net sales from our licensed properties represented 72% and 76% of our total net sales in the three and nine months ended December 31, 2010, respectively, as compared to 74% and 73% in the three and nine months ended December 31, 2009.

Excluding a $29.5 million one-time charge in venture partner expense recorded in the three months ended December 31, 2009 and also excluding a $24.2 million one-time benefit in venture partner expense recorded in the nine months ended December 31, 2009, license amortization and royalties expense would have increased 13 points and 7 points as a percent of net sales in the three and nine months ended December 31, 2010, respectively. (See “Note 13 — Joint Venture and Settlement Agreements” in the notes to the condensed consolidated financial statements included in Part I, Item I for further discussion of these one-time items.) These increases were primarily due to impairment charges of $30.3 million recorded in the three months ended December 31, 2010.  These impairments resulted from our reevaluation of sales expectations on kids movie-based licensed titles given the recent significant industry-wide slowdown in sales of console titles aimed at children, particularly movie-based kids titles. Also contributing to the increases was a high effective license amortization rate in the three months ended December 31, 2010 on Megamind.

Operating Expenses

Our operating expenses decreased $7.4 million, or 9% in the three months ended December 31, 2010 compared to the same period last fiscal year, and decreased $23.8 million, or 11% in the nine months ended December 31, 2010 compared to the same period last fiscal year. These decreases were primarily due to lower product development and general and administrative expenses.

Product Development (in thousands)

	December 31, 2010	% of net sales	December 31, 2009	% of net sales	% Change
Three Months Ended	$17,992	5.7%	$21,960	6.2%	(18.1)%
Nine Months Ended	$52,367	9.7%	$63,422	9.0%	(17.4)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Once a product has reached technological feasibility the related development costs are capitalized to software development. In the three and nine months ended December 31, 2010, product development expense decreased $4.0 million and $11.1 million, respectively, compared to the same periods last fiscal year. These decreases were primarily due to a shift in our mix of products under development to a higher portion of technologically feasible products. The decreases are also due to a reduction in product development for the wireless platform, excluding our continued investment in the development of products for use on smart-phones.

Selling and Marketing (in thousands)

	December 31, 2010	% of net sales	December 31, 2009	% of net sales	% Change
Three Months Ended	$50,522	16.1%	$49,252	13.8%	2.6%
Nine Months Ended	$108,171	20.0%	$106,723	15.2%	1.4%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. In the three and nine months ended December 31, 2010, selling and marketing expenses increased $1.3 million and $1.4 million, respectively, compared to the same period last fiscal year. These slight increases on a dollar basis are primarily due to promotional efforts to support the launch of our new uDraw GameTablet, and increased advertising support for our future releases. These increases were partially offset by lower personnel related costs.

In the three and nine months ended December 31, 2010, selling and marketing expenses as a percent of net sales increased 2 points and 5 points, respectively, compared to the same periods last fiscal year. The increase in the three months ended December 31, 2010 was primarily due to similar levels of marketing spend on titles with lower net sales, such as WWE SmackDown vs. Raw 2011 compared to WWE SmackDown vs. Raw 2010 in the same period last fiscal year, and increased advertising support for our future releases. The increase in the nine months ended December 31, 2010 was due to the same reasons as well as higher advertising support for UFC Undisputed 2010 relative to its net sales compared to UFC 2009 Undisputed in the same period last fiscal year.

General and Administrative (in thousands)

	December 31, 2010	% of net sales	December 31, 2009	% of net sales	% Change
Three Months Ended	$9,405	3.0%	$13,959	3.9%	(32.6)%
Nine Months Ended	$33,127	6.1%	$44,592	6.4%	(25.7)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. In the three and nine months ended December 31, 2010, general and administrative expenses decreased $4.6 million and $11.5 million, respectively, compared to the same periods last fiscal year. These decreases were primarily due to lower personnel related costs. The decrease in general and administrative expenses in the three months ended December 31, 2010 was also due to recoveries of bad debt in that period. The decrease in the nine months ended December 31, 2010 was also due to lower legal costs due to settled litigation in the prior fiscal year period.

Restructuring

Restructuring charges include any of the costs associated with lease abandonments (less estimates of sublease income), write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancellable contracts.  In the three and nine months ended December 31, 2010, restructuring charges and adjustments were minimal and primarily reflected facility related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment.  For further information related to our restructuring plans and charges and the events and decisions that gave rise to such charges, see “Note 8 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”). For further discussion of the Notes, see “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements included in Part I, Item 1. Interest and other income (expense), net in the three months ended December 31, 2010 compared to the same period last fiscal year was a $2.9 million larger net income; the increase was primarily due to foreign exchange rate gains from sales of available-for-sale securities. Interest and other income (expense), net in the nine months ended December 31, 2010 compared to the same period last fiscal year was a $3.0 million larger net expense; the increase was primarily due to interest on our Notes. The Notes were issued on August 4, 2009 and accordingly, the interest expense and amortization of debt issuance costs recognized in the nine months ended December 31, 2009 was lower compared to the nine months ended December 31, 2010, reflecting the period the Notes were actually outstanding.

Income Taxes

Income tax expense for the nine months ended December 31, 2010 was $1.6 million, compared to an income tax benefit of $2.0 million in the same period last fiscal year. Excluding the recognition of a $3.6 million net operating loss carryback benefit claimed pursuant to a change in tax law, income taxes in the nine months ended December 31, 2009 would have reflected income tax expense of $1.6 million. Income tax expense in both periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses in the U.S.  The effective tax rate differs significantly from the federal statutory rate primarily due to taxable losses in the U.S. that are fully offset by a valuation allowance.

Noncontrolling Interest

We sold our interest in THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) on April 30, 2010 and recognized an insignificant gain.  In the three and nine months ended December 31, 2009, we recognized $0.5 million and $1.0 million, respectively, of noncontrolling interest reflecting the loss allocable to equity interests in THQ*ICE LLC that were not owned by THQ.

Liquidity and Capital Resources

(In thousands)	December 31, 2010	March 31, 2010	Change
Cash and cash equivalents	$109,399	$188,378	$(78,979)
Short-term investments	—	82,941	(82,941)
Cash, cash equivalents and short-term investments	$109,399	$271,319	$(161,920)
Percentage of total assets	17%	38%

	Nine Months Ended December 31,
(In thousands)	2010	2009	Change
Net cash used in operating activities	$(167,420)	$(8,789)	$(158,631)
Net cash provided by (used in) investing activities	96,969	(49,850)	146,819
Net cash provided by (used in) financing activities	(12,472)	86,247	(98,719)
Effect of exchange rate changes on cash	3,944	9,854	(5,910)
Net increase (decrease) in cash and cash equivalents	$(78,979)	$37,462	$(116,441)

Generally, our primary sources of liquidity are cash, cash equivalents, and short-term investments. In addition, as further discussed below, we may elect to sell or borrow against certain of our eligible North American accounts receivable. Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of our uDraw GameTablet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, purchases of hardware components for our uDraw GameTablet, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

During the nine months ended December 31, 2010 our cash, cash equivalents and short-term investments decreased $161.9 million, from $271.3 million at March 31, 2010 to $109.4 million at December 31, 2010. The decrease is primarily due to our investments in software development and licenses. In the fourth quarter of fiscal 2011, we expect to continue to utilize cash to fund operations, particularly continued software development related to fiscal 2012 releases and inventory purchases for our late fiscal 2011 fourth quarter title releases.  However, we expect to have significant accounts receivable at March 31, 2011 from sales of our late fiscal 2011 fourth quarter title releases, including Homefront. As a result of expected cash collections during fiscal 2012 related to the planned March 2011 release of Homefront and the scheduled fiscal 2012 releases of core games such as Red Faction Armageddon, Warhammer 40,000: Space Marine, and the newest installment of our Saints Row franchise, we expect to generate significant positive cash flow in fiscal 2012.

Cash Flow from Operating Activities.  Cash used in operations was $167.4 million in the nine months ended December 31, 2010, compared to $8.8 million in the same period last fiscal year.  The increase in cash used in operations was primarily the result of our net loss during the nine months ended December 31, 2010 compared to net income in the same period last fiscal year (adjusted for non-cash reconciling items such as depreciation and amortization), and an increase in investments in licenses and software development in the current fiscal year.

Cash Flow from Investing Activities.  Cash provided by investing activities was $97.0 million in the nine months ended December 31, 2010, compared to cash used in investing activities of $49.9 million in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to proceeds from sales and maturities of short-term investments.

Cash Flow from Financing Activities.  Cash used in financing activities was $12.5 million in the nine months ended December 31,

2010, compared to cash provided by financing activities of $86.2 million in the same period last fiscal year.  The change in cash flow from financing activities was primarily due to proceeds from the issuance of the Notes on August 4, 2009.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates increased our reported cash balance by $3.9 million.

Key Balance Sheet Accounts

At December 31, 2010, our total current assets were $474.7 million, down from $562.5 million at March 31, 2010. In addition to cash and cash equivalents, our current assets consisted primarily of:

Accounts Receivable. Accounts receivable increased $54.8 million, from $41.3 million at March 31, 2010 to $96.1 million at December 31, 2010. The increase was primarily due to higher net sales in the three months ended December 31, 2010, reflecting the increased demand for interactive games during the holiday buying season, compared to the three months ended March 31, 2010. Accounts receivable allowances were $78.9 million at December 31, 2010, a $1.4 million increase from $77.5 million at March 31, 2010. This increase is primarily due to a slightly higher inventory value in the retail channel at December 31, 2010 compared to March 31, 2010. Allowances for price protection and returns as a percentage of trailing nine month net sales (excluding changes in deferred revenue) were 11% and 10% at December 31, 2010 and 2009, respectively. We believe these allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory increased $9.5 million, from $14.0 million at March 31, 2010 to $23.5 million at December 31, 2010. The increase in inventory was primarily due to product on hand of titles released during the holiday buying season. Inventory turns on a rolling twelve month basis were 15 and 12 at December 31, 2010 and March 31, 2010, respectively.

Licenses. Our investment in licenses, including the long-term portion, decreased $25.7 million, from $140.3 million at March 31, 2010 to $114.6 million at December 31, 2010. The decrease was primarily due to amortization expense and impairment charges, which were partially offset by extensions of existing licenses as well as investments in new licenses, in the nine months ended December 31, 2010.

Software Development. Capitalized software development, including the long-term portion, increased $74.4 million, from $159.0 million at March 31, 2010 to $233.4 million at December 31, 2010. The increase in software development reflects our investment in titles that have expected release dates in the remainder of fiscal 2011 and beyond.

Total current liabilities at December 31, 2010, were $206.3 million, up from $190.9 million at March 31, 2010. Current liabilities consist primarily of:

Accounts Payable. Accounts payable increased $29.3 million, from $40.3 million at March 31, 2010 to $69.6 million at December 31, 2010. The increase in accounts payable was primarily due to the timing of product purchases and reflected the increased advertising support for our future releases.

Accrued and Other Current Liabilities. Accrued and other current liabilities were relatively flat and were $137.3 million at March 31, 2010 and $136.7 million at December 31, 2010.

Secured Credit Line. Secured credit line decreased $13.2 million, from $13.2 million at March 31, 2010 to zero at December 31, 2010. The credit line was related to a settlement agreement we entered into with UBS related to certain ARS. In the three months ended June 30, 2010, we paid the entire outstanding borrowings under the credit line, $13.2 million (see “Note 9 — Secured Credit Line” in the notes to the condensed consolidated financial statements in Part I, Item 1). The credit line was terminated, pursuant to its terms, on July 2, 2010.

Our liabilities at December 31, 2010 also consisted of:

Other long-term liabilities. Other long-term liabilities decreased $2.7 million, from $98.8 million at March 31, 2010 to $96.1 million at December 31, 2010. The slight decrease was primarily due to movement of a portion of the settlement payment due to Jakks, from long-term to current liabilities.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of December 31, 2010 (see “Note 10 — Convertible Senior Notes” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At December 31, 2010, we held cash and cash equivalents of $109.4 million.  We believe that we have sufficient working capital, including cash expected to be generated from operations, to meet our operating requirements for at least the next twelve months. Our business is cyclical and is impacted by both seasonality and the timing of new product releases. We expect to have significant accounts receivable at March 31, 2011 from sales of our late fiscal 2011 fourth quarter title releases, including Homefront. As a result of expected cash collections during fiscal 2012 related to the planned March 2011 release of Homefront and the scheduled fiscal 2012 releases of core games such as Red Faction Armageddon, Warhammer 40,000: Space Marine, and the newest installment of our Saints Row franchise, we expect to generate significant positive cash flow in fiscal 2012.

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

In June 2009, we entered into a Loan and Security Agreement (the "Credit Facility") with Bank of America, N.A. ("B of A"), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See "Note 11 — Credit Facility" in the notes to the condensed consolidated financial statements in Part I, Item 1, for additional information regarding the Credit Facility.  We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders' obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable. At December 31, 2010 we had no borrowings under the Credit Facility.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in "Part II, Item 1A. Risk Factors."  We continue to focus on managing our development and operating costs to look for additional efficiencies and cost savings in order to improve future earnings. As a result, we may incur future restructuring and other charges if further changes are made to our current operating structure. We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2010 is as follows (in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2011	$41,431	$15,866	$4,253	$—	$146	$61,696
2012	83,496	22,221	16,122	—	6,582	128,421
2013	25,842	17,374	12,359	—	4,000	59,575
2014	19,000	19,922	11,039	—	4,000	53,961
2015	18,500	2,198	9,895	100,000	—	130,593
Thereafter	22,500	1,000	15,824	—	—	39,324
	$210,769	$78,581	$69,492	$100,000	$14,728	$473,570

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of December 31, 2010 are $210.8 million.  License/software development commitments in the table above include $120.0 million of commitments to licensors/developers that are included in both current and long-term accrued royalties and accrued liabilities in our condensed consolidated balance sheets as of December 31, 2010 because the licensors/developers do not have any significant performance obligations to us.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $0.8 million and $0.4 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities", respectively, in our December 31, 2010 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment. We expect future sublease rental income under non-cancellable agreements of approximately $1.3 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Convertible Senior Notes.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.5 million in the remainder of fiscal 2011, $5.0 million in each of the fiscal years 2012 through 2014, and $2.5 million in fiscal 2015, for an aggregate $20.0 million in interest payments over the term of the Notes that remains as of December 31, 2010 (see "Note 10 — Convertible Senior Notes" in the notes to the condensed consolidated financial statements included in Part I, Item1).

(5)
Other.  As described in "Note 13 — Joint Venture and Settlement Agreements" in the notes to the condensed consolidated financial statements included in Part I, Item1, amounts payable to Jakks totaling $14.0 million are reflected in the table above.  The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheets at December 31, 2010.  The remaining other commitments included in the table above are also included as current or long-term liabilities in our December 31, 2010 condensed consolidated balance sheets.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At December 31, 2010, we had $6.5 million of unrecognized tax benefits.  See "Note 16 — Income Taxes" in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information regarding the unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

See “Note 19 — Recently Issued Accounting Pronouncements” in the notes to the condensed consolidated financial statements in Part 1, Item 1.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.  At December 31, 2010, our $109.4 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  At December 31, 2010, our long-term investments of $1.5 million consisted entirely of municipal securities and were classified as available-for-sale.  We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer term investments.  The value of these investments may fluctuate with changes in interest rates, however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three and nine months ended December 31, 2010 was $0.1 million and $0.9 million, respectively, and was included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

At December 31, 2010, we had no outstanding balances under the Bank of America Credit Facility or under the UBS Credit Agreement, which was terminated, pursuant to its terms, on July 2, 2010.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the nine months ended December 31, 2010, we did not enter into any foreign exchange forward contracts, related to cash flow hedging activities. During the three and nine months ended December 31, 2009, we entered into foreign exchange forward contracts related to cash flow hedging activities in the notional amount of $29.2 million. These contracts were settled during the three and nine months ended December 31, 2009 and resulted in a loss of $0.7 million, which is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

Balance Sheet Hedging Activities. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our condensed consolidated statements of operations. The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

At December 31, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $61.4 million with a fair value that approximates zero. All of the contracts had maturities of one month and consisted primarily of Euro, GBP, CAD, and AUD. The net gain recognized from these contracts during the three and nine months ended December 31, 2010 was $0.7 million and $3.0 million, respectively, and was included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $16.0 million and a reduction of reported income before taxes of approximately $2.0 million in the nine months ended December 31, 2010. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at December 31, 2010 of approximately $15.2 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of January 1, 2011, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no new material pending legal proceedings or material developments in legal proceedings previously reported that occurred during the three months ended December 31, 2010 except as set forth below. See the 2010 10-K and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010 for a discussion of material legal proceedings.

Legal proceedings settled during the three months ended December 31, 2010:

Patent Infringement litigation. On June 15, 2010, THQ was served with a lawsuit entitled Software Restore Solutions, LLC v. Apple, Inc., et al., filed in the United States district Court for the Northern District of Illinois. The Plaintiff claimed that Defendants, including THQ, infringed upon a patent owned by the Plaintiff entitled "Workgroup Network Manager for Controlling the Operation of Workstations within the Computer Network." Plaintiff sought injunctive relief, an award of damages not less than a reasonable royalty, treble damages and attorneys' fees, costs and expenses. Defendants in the lawsuit included THQ, Electronic Arts Inc., Activision Blizzard, Inc., Sega of America, Inc., Square Enix, Inc., Apple, Inc., Adobe Systems, Inc., and International Business Machines, Inc., among others. THQ entered into a joint defense agreement with several of the other Defendants. In the three months ended December 31, 2010, we settled this litigation for an insignificant amount.

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

We operate in a capital intensive business. During fiscal 2011, we have invested and will continue to invest in product development and licenses and thus do not expect to generate positive cash flow from operations in fiscal 2011. As a result, the balance of our cash, cash equivalents, and short-term investments has decreased from $271.3 million as of March 31, 2010 to $109.4 million as of December 31, 2010 and we expect that amount to continue to decrease during the remainder of fiscal 2011. Although we believe that our financial condition, including cash we expect to generate from our operations, is sufficient to meet our operating requirements for at least the next twelve months, in the event our future net sales and/or required expenditures differ significantly from our expectations, we may need to defer and/or curtail currently-planned expenditures, and/or pursue additional funding to meet our cash needs.

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

A decrease in the popularity of our licensed brands or video games based on those brands could materially impact our net sales and financial position.

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

We are a software company and have limited experience developing hardware products. Our uDraw GameTablet may experience quality or supply problems or may fail to achieve our sales expectations, which could negatively impact our net sales and profitability.

Our uDraw GameTablet is our first hardware product. Hardware products can be highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. In addition, we obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of sales. Our uDraw GameTablet is assembled in China; disruptions in the supply chain may result in console shortages that would affect our net sales and profitability. Additionally, failure to achieve our sales expectations with respect to our uDraw GameTablet could negatively impact our net sales and profitability in fiscal 2011.

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

Platform pricing.  Prices for the current generation of console platforms are higher than their respective predecessor platforms. In the United States, general platform pricing is as follows: Xbox 360 is $299.99; Wii is $199.99; and PS3 is $299.99. The cost of the hardware could adversely impact the sales of these platforms, which could in turn negatively impact sales of our products for these platforms since consumers need a platform in order to play our games.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended December 31, 2010.

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

4.6		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

10.1	*	Second Amendment to Loan and Security Agreement dated as of November 4, 2010, by and among the Company, Lenders, and Bank of America, N.A., as agent for the Lenders.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2011	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

Dated: February 10, 2011	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

Dated: February 10, 2011	THQ INC.

	By:	/s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer