Form 10-K
period 2011-03-31
THQ INC
filed 2011-06-06
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-18813
________________________________________________________________________

THQ INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3541686
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29903 Agoura Road
Agoura Hills, CA	91301
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (818) 871-5000
___________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, October 2, 2010, was approximately $273.1 million.

The number of shares outstanding of the registrant's common stock as of June 3, 2011 was approximately 68,327,422.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant's 2011 Proxy Statement is incorporated by reference into Part III herein.

THQ INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2011
ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K ("10-K") that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future" "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Our business and such forward-looking statements are subject to risks and uncertainties that may affect our future results. For a discussion of our risk factors, see "Item 1A. Risk Factors." The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 10-K.

All references to "we," "us," "our," "THQ," or the "Company" in this 10-K mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this 10-K are subject to trademark protection.

PART I

Item 1.     Business

Introduction

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•
home video game consoles such as the Microsoft Xbox 360 and Xbox 360 Kinect (collectively referred to as "Xbox 360"), Nintendo Wii ("Wii"), and Sony PlayStation 3 and PlayStation Move (collectively referred to as "PS3");

•	handheld platforms such as the Nintendo DS, DSi and 3DS (collectively referred to as "DS"), and Sony PlayStation Portable ("PSP");

•	wireless devices based on the Apple iOS (including the iPhone, iTouch and iPad), Google Android, and Windows Mobile platforms;

•	personal computers ("PCs"), including games played online; and

•	the Internet, including on social networking sites such as Facebook.

In addition to titles published on the wireless devices noted above, we also develop and publish titles (and supplemental downloadable content) for digital distribution via Sony's PlayStation Network ("PSN") and Microsoft's Xbox LIVE Marketplace ("Xbox LIVE") and Xbox LIVE Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We believe that digital delivery of games and game content is becoming an increasingly important part of our business. Accordingly, we plan to continue integrating a digital component into our franchises where applicable, thus creating an ecosystem which we believe will retain consumers and generate increased revenues.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to children and the mass market.  Our portfolio of key brands includes:

•	games based on our owned intellectual properties including Company of Heroes, Darksiders, Homefront, Red Faction, Saints Row, and racing games based on our MX vs. ATV brand;

•	core games based on licensed properties including the Ultimate Fighting Championship ("UFC"), World Wrestling Entertainment ("WWE"), and Games Workshop's Warhammer 40,000 universe; and

•
games based on popular casual and lifestyle brands including Disney, Disney•Pixar, DreamWorks Animation, Marvel Entertainment, Mattel, NBC's The Biggest Loser, Nickelodeon, and Sony Pictures Consumer Product's JEOPARDY! and Wheel of Fortune.

Additionally, during fiscal 2011 we launched our new uDraw Game Tablet ("uDraw"), a first-of-its-kind, innovative new gaming accessory targeted at consumers of all ages. We initially developed uDraw for the Wii platform and we expect to bring it to Xbox 360 and PS3 platforms during the calendar 2011 holiday season. uDraw was launched with uDraw Studio, an expansive drawing, coloring and art-based software product. In addition to uDraw Studio, in fiscal 2011 we developed and published two other software products designed for use with uDraw – Pictionary and Dood's Big Adventure, which launched with uDraw.  We have a long-term product plan that includes a diverse offering of software products we expect to develop and publish for uDraw on the Wii platform as well as Xbox 360 and PS3.

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

Our global sales network includes offices throughout North America, Europe and Asia Pacific. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games digitally via the Internet and through high-end wireless devices, such as the iPhone, iTouch and iPad, as well as wireless devices run on the Google Android and Windows Mobile platforms.

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

Fiscal Periods

We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end. Our current fiscal year ending March 31, 2012 and the fiscal years ended March 31, 2011, 2010 and 2009 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ending March 31, 2012 ("fiscal 2012")	52 weeks	March 31, 2012
Year ended March 31, 2011 ("fiscal 2011")	52 weeks	April 2, 2011
Year ended March 31, 2010 ("fiscal 2010")	53 weeks	April 3, 2010
Year ended March 31, 2009 ("fiscal 2009")	52 weeks	March 28, 2009

Our Strategy

Publishing games across multiple platforms has been, and will continue to be, a cornerstone of our product strategy. Additionally, our strategy consists of the following elements:

1.	develop a select number of high quality titles targeted at the core gamer to publish a steady flow of core game franchises;
2.    expand our casual and lifestyle portfolio to focus on new play-patterns; and
3.    integrate a digital component into our franchises where applicable and increase digital revenues.

Consistent with this strategy, we have announced a line-up of core games scheduled for release in fiscal 2012 and 2013, including sequels based on our Saints Row, Red Faction, MX vs. ATV, and Darksiders franchises. We have also announced plans to publish our first console games based on the Warhammer 40,000 universe, called Warhammer 40,000: Space Marine. In addition, in fiscal 2011 we signed agreements with leading creative talent that will contribute to our growing intellectual property library:

•
we expect game developer Patrice Désilets, creative director on the Assassin's Creed franchise, to join us in fiscal 2012 to form a new THQ-owned development studio housed within our video game development studio in Montreal, Quebec, focused on developing new intellectual properties;

•
we entered into a new multi-year agreement with Guillermo del Toro, writer and director of Hellboy and the Oscar-winning Pan's Labyrinth, to create inSANE, an original trilogy of games to be developed by our Volition, Inc. studio; and

•
we also entered into an agreement with Tomonobu Itagaki's Valhalla Game Studios to publish the studio's premier video game title, Devil's Third, for the Xbox 360 and PS3. The game is currently scheduled for release in fiscal 2013.

Our casual and lifestyle portfolio is designed around new play patterns, including uDraw, which was introduced in fiscal 2011. We plan to build on our introduction of uDraw with a release schedule including six titles in fiscal 2012, as well as expansion of the accessory to the Xbox 360 and PS3 platforms. In addition, we plan to publish several games for Xbox 360 Kinect, PlayStation

Move, and the Nintendo 3DS platform.

Our overall online and digital business is growing rapidly, and we plan to continue integrating a digital component into our applicable franchises.  We believe this will create an ecosystem that will retain customers and increase revenues.  Our main areas of growth include: supplemental downloadable content for games such as MX vs. ATV Alive and other AAA titles; our social games pipeline; and digitally delivered PC, Xbox LIVE, XBLA, and PSN games.  In May 2011, we announced our upcoming Facebook and mobile games based on Jimmy Buffet's Margaritaville and we plan to release our biggest online game, Dark Millennium Online in fiscal 2013.

Our Industry

The interactive entertainment software industry includes the economic sector involved with the development, marketing and sale of video, PC and online games. It encompasses dozens of job disciplines and employs thousands of people worldwide. Video games are a mainstream entertainment choice for both children and adults. According to the "2010 Essential Facts About the Computer and Video Game Industry" published by the Entertainment Software Association, 67% of American households play games; the average gamer is 34 years old and has been playing for 12 years; and 40% of all players are women.

The first modern video game platform was introduced by Nintendo in 1985. Since then, advances in technology have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. Today's video game consoles, the PS3, Xbox 360 and Wii, are not simply gaming platforms, but also function as multimedia hubs that can deliver high-quality digital movies and television programs. These consoles all have Internet connectivity, allowing players to play online against other players and to download games and content directly from the Internet to the gaming console. Video games are also played on PCs that contain powerful graphics cards, and on advanced handheld devices such as the PSP and DS. Additionally, both online gaming and wireless gaming have become popular platforms for video game players over the last several years and are expected to be fast growing segments of our business. The increasing popularity of social and mobile gaming should expand our consumer base and revenue. We believe digital delivery of games and game content is becoming an increasingly important part of our business. Accordingly, we plan to continue integrating a digital component into our franchises where applicable, thus creating an ecosystem which we believe will retain consumers and generate increased revenues.

Our Products

We primarily develop, market and sell video games and other interactive software and content for play on console platforms, handheld platforms, mobile devices, PCs and online. The following products generated 10% or more of our net sales, before the impact of changes in deferred net revenue, during the respective fiscal years:

•	in fiscal 2011, Homefront, uDraw, UFC Undisputed 2010, and WWE SmackDown vs. Raw 2011;

•	in fiscal 2010, UFC 2009 Undisputed and WWE SmackDown vs. Raw 2010; and

•	in fiscal 2009, WWE SmackDown vs. Raw 2009, Saints Row 2, and Wall-E.

Our games are based on intellectual property that is either wholly-owned by us or licensed from third parties. We develop our games using both internal development resources and external development resources working for us pursuant to contractual agreements. Whether a game is developed internally or externally, upon completion of development we extensively play-test each game, and if required, send the game to the platform manufacturer (Microsoft, Nintendo or Sony) for its review and approval. Our console-based and handheld-based video games are manufactured for us by the platform manufacturers (or their authorized vendors). We contract manufacturing for uDraw to a third-party in China. We then market and distribute our games for sale throughout the world.

Creating and Acquiring Our Intellectual Property

Our business process begins with an idea. Inspiration for our interactive entertainment software comes from many sources—from our internal studios, our external studio partners, and from existing intellectual properties that we either license or acquire.

We create and acquire new intellectual properties that we own. We refer to these properties as our "owned intellectual property[ies]". Our owned intellectual property is generally created by one of our development studios or by a third-party developer with whom we contract. We have also acquired intellectual properties from other publishers or developers. The titles we create based on our owned intellectual properties may contain certain licensed content, such as music or rights to use of a name or object (such as a brand-name vehicle). In this case, we enter into a license agreement with the content owner and pay either a fixed fee or royalty for the use of such content. Our owned intellectual properties include: Company of Heroes, Darksiders, Homefront, Red Faction, Saints Row, MX vs. ATV, and uDraw.

In addition to creating and acquiring our owned intellectual properties, many of our titles are based upon licensed properties that have attained a high level of consumer recognition or acceptance. We have relationships with many well-known licensors and create games based on certain properties they own or control. Licensors generally do not grant exclusive output agreements for all of their properties with any one publisher and thus our licenses are limited to certain of a licensor's properties. Our current key licenses allow us to publish games based on the following properties:

Licensor	Properties
Curious Holdings	Video games based on the teachings of Deepak Chopra, M.D.
Disney and Disney•Pixar	"Ratatouille," "WALL•E," "Up," “Brave,” “Disney Princess”
DreamWorks Animation	"Megamind," "Kung Fu Panda 2," "Puss In Boots," and "The Penguins of Madagascar"
Games Workshop	Warhammer 40,000 universe content
Marvel Entertainment	"Super Hero Squad"
Mattel	“Pictionary,” “Barbie,” “Hot Wheels” and additional Mattel brands
NBC	"The Biggest Loser"
Nickelodeon	"SpongeBob SquarePants"
Sony Pictures Consumer Products	"JEOPARDY!" and "Wheel of Fortune"
Twentieth Century Fox	“Rio”
World Wrestling Entertainment	World Wrestling Entertainment content
Zuffa, LLC	Ultimate Fighting Championship content

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

Developing Our Products

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our internal studios located throughout North America, the United Kingdom, Australia, and in our corporate headquarters. The external development resources consist of third-party software developers and other independent resources such as artists, voice-over actors and composers.

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

The development cycle for a new game depends on the platform and the complexity and scope of the game. Additionally, when developing an intellectual property into a game that is simultaneously being made into a motion picture, our development schedule is designed to ensure that our games are commercially available by the motion picture's theatrical release. Our development cycles generally range as follows:

•	12-36 months for our console and PC games;

•	9-18 months for our handheld games;

•	6-18 months for our casual/social online games; and

•	1-5 years for our core online games (with the longer end of that range for our large scale MMO games).
These development cycles require that we assess whether there will be adequate retailer and consumer demand for a game and its platform well in advance of its release.

The investments in our product development, prior to when a game reaches technological feasibility, and other non-capitalizable costs, are recorded as product development expenses in our consolidated statements of operations. In fiscal 2011, 2010, and 2009, we had product development expenses, net of amounts capitalized, of $79.4 million, $87.2 million, and $109.2 million, respectively.

Upon completion of development, each game is extensively play-tested to ensure compatibility with the appropriate hardware systems and configurations, and to minimize the number of bugs and other defects found in the products. If applicable, we also send the game to the manufacturer for its review and approval. To support our products after release, we provide online access to our customers on a 24 hour basis as well as operator help lines during regular business hours. The customer support group tracks customer inquiries, and we use this data to help improve the development and production processes.

Manufacturing Our Products

Our console-based and handheld-based video games are manufactured for us by the platform manufacturers or their authorized vendors. We contract with various DVD replicators for the manufacturing of our PC products.

The platform game manufacturing process begins with our placing a purchase order with a manufacturer. We then send the approved software code to the manufacturer (together with related artwork, user instructions, warranty information, brochures and packaging designs) for manufacturing. We order a sufficient amount of product units to meet the requirements of our customers, based upon our sales forecasts for a game. Because we do not manufacture our products ourselves, we do not carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure ourselves of a continuous allotment of goods from manufacturers. At the time our product unit orders are filled by the manufacturer, we typically become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

Our uDraw gaming accessory is manufactured by a third-party located in China and is licensed and approved by Nintendo, the first-party platform manufacturer.  Units of uDraw undergo a rigorous incoming quality inspection and are also subject to our warranty resolution policy.

We are required by our platform licenses to provide a standard defective product warranty on all of the products sold. Generally, we are responsible for resolving, at our own expense, any warranty or repair claims. We have not experienced any material warranty claims, but there is no guarantee that we will not experience such claims in the future.

Marketing Our Products

Our marketing plans vary significantly by title and by target demographic but generally consist of a three-pronged media plan encompassing TV, print and online advertising. Some of our campaigns also include billboard advertising, event sponsorship, in-theater advertising and radio placements. Retail or channel marketing efforts for our games include pre-sell give-aways, displays and/or demonstrations at retailer-specific trade shows, and cooperative retail advertising campaigns.

We continue to take a more aggressive approach in what we term the "connected marketing" space. This includes how we build our brand in the online space via editorial opportunities; screen shot, trailer and other game content releases online; advertising; official game websites; and community outreach and management. Social media sites have grown in both their popularity and influence within our diverse target demographic. This new consumer immersion in social media has allowed us to create new ways to drive brand awareness and purchase intent via a medium that is both relevant and authentic to our target demographics' acquisition of information. Game trial, through consumer demos released at retail or online, or game demos available at kiosks stationed at sports or other entertainment events, has been a key driver of consumer demand for several of our core games.

Publicity is another key driver of awareness for our portfolio, as well as for THQ, as a publicly-held company. We maintain strong relationships with a broad group of business, consumer, entertainment and games enthusiast reporters across the globe, working closely to secure positive editorial coverage across broadcast, print and online editorial outlets.

Distributing and Selling Our Products

In North America, our products are primarily sold directly to mass merchandisers, consumer electronics stores, discount warehouses and national retail chain stores. Our products are also sold to smaller, regional retailers, as well as distributors who, in turn, sell our products to retailers that we do not service directly, such as grocery and drug stores. Our North American sales activities are conducted by THQ sales representatives throughout the U.S., as well as by our representatives in Canada and Mexico.

Our international publishing activities are conducted via our offices throughout Europe, Asia Pacific, and North America. The international offices market and distribute to direct-to-retail customers and through distributors in both their home territories and, collectively, to over 80 territories outside of the U.S.

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

We also globally distribute games and content digitally via the Internet through PSN, Xbox LIVE, XBLA, and websites such as Steam and Facebook, and through high-end wireless devices, such as the iPhone, iTouch, and iPad. Publishers are delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in our industry will come via online distribution such as massively multi-player games (both subscription and free-to-play), casual micro-transaction based games, paid downloadable content and digital downloads of games. Accordingly, we plan to continue integrating a digital strategy into our franchises where applicable, thus creating an ecosystem which we believe will retain consumers and generate increased revenues.

Platform License Agreements

Before we can develop, market, or sell video games on a console or handheld platform, we must enter into a license agreement with the manufacturer of such platform. The current "platform manufacturers" are Microsoft, Nintendo and Sony. Each of these platform license agreements allows us a non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned by the platform manufacturer in order to publish our games on such platform. We are currently licensed to publish, in most countries throughout the world, titles on Xbox 360; PS3, PlayStation 2, and PSP; and the Wii and DS. Additionally, we are authorized to develop and publish online content compatible with each console that utilizes online content. As each platform license expires, if we intend to continue publishing games on such platform, we must enter into a new agreement or an amendment with the platform manufacturer to extend the term of the agreement. Certain agreements, such as the licenses with Sony for the PS3 and with Microsoft for the Xbox 360, automatically renew each year unless either party gives notice by the applicable date that it intends to terminate the agreement.

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

Seasonality; Deferral of Revenue

The interactive entertainment software industry is highly seasonal, with sales typically significantly higher during the third quarter of our fiscal year, due primarily to the increased demand for interactive games during the year-end holiday buying season. Additionally, our net sales are impacted by the deferral and/or recognition of revenue from the sale of titles for which the online service is more-than-inconsequential to the overall functionality of the game and for which we have a continuing involvement. Such deferrals are recognized ratably over the estimated service period, generally six months, beginning the month after initial sale. As a result, the quarter in which we generate the highest shipping volume may be different than the quarter in which we recognize the highest amount of net sales. Our results can also vary based on a number of factors, including title release dates, consumer demand for our products, market conditions and shipment schedules.

Major Customers

Our largest customers worldwide include Best Buy, GameStop, Target and Wal-Mart. We also sell our products to other national and regional retailers, discount store chains, specialty retailers and distributors. Excluding the impact of changes in deferred net revenue, GameStop and Wal-Mart each accounted for more than 10% of our gross sales in fiscal 2011. In fiscal 2011 we entered into two new "supplier" agreements with Wal-Mart, which includes both Wal-Mart and Sam's stores (one for our console products and one for our PC products). The supplier agreements address certain standard terms and conditions, such as payment terms, between us and Wal-Mart; however, the agreements do not contain any commitment for Wal-Mart to purchase, or for us to sell, any minimum level of products. We do not have any agreements with GameStop. With respect to both Wal-Mart and GameStop, as well as our other customers, the customer submits a purchase order for each purchase request, and that purchase order contains basic pricing and delivery terms for such purchase. None of the purchase orders individually, with any customer, accounted for more than 10% of the Company's consolidated net sales for fiscal 2011. A substantial reduction in purchases, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

Competition

As a publisher of interactive entertainment software, we consider ourselves to be part of the entertainment industry. At the most fundamental level, our products compete with other forms of entertainment, such as motion pictures, television, music, Internet and online services for the leisure time and discretionary spending of consumers. Our primary competition for sales of video games comes from Microsoft, Nintendo and Sony, each of which is a large developer and publisher of software for its own platforms, as well as other publishers and developers of interactive entertainment software, such as Activision/Blizzard, Electronic Arts, Sega, Take-Two Interactive Software, and Ubisoft. Additionally, certain large intellectual property owners, such as Disney, Viacom, and Warner Bros. have established video game units to develop and publish games based upon certain of the properties they own. In recent years, our competition has expanded to include online publishers of interactive entertainment, such as Zynga.

In addition to competing for video game sales, we compete with our competitors over licenses and brand-name recognition, access to distribution channels, and effectiveness of marketing and price. We also face intense competition from our competitors for the services of talented video game producers, artists, engineers and other employees.

Employees

As of March 31, 2011, we employed approximately 1,750 people, of whom over 725 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development and exploitation of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Part II—Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Note 24 —Segment and Geographic Information" in the notes to the consolidated financial statements included in Part II—Item 8.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.thq.com or at the SEC's web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this 10-K. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Business Conduct and Ethics, our Code of Ethics for Executive Officers and Other Senior Financial Officers and the charters for each of our committees of the Board of Directors free of charge on the corporate governance section of our website.

Item 1A.     Risk Factors

Our business is subject to many risks and uncertainties that may impact our future financial performance. Some of those important risks and uncertainties that may cause our operating results to vary or may materially and adversely impact our operating results are described below. These risks are not presented in order of importance or probability of occurrence.

We must continue to develop and sell new titles in order to generate net sales and remain profitable.

We derive almost all of our net sales from sales of interactive software games. Even the most successful video games remain popular for only limited periods of time, often less than six months, and thus the success of our business is dependent upon our ability to continually develop and sell successful new games. Because net sales associated with an initial product launch generally constitutes a high percentage of the total net sales associated with the life of a product, the inability of our products to achieve significant market acceptance, delays in product releases or disruptions following the commercial release of our products may have a material adverse impact on our net sales and profitability.

Our business is "hit" driven. If we do not deliver "hit" games, our net sales and profitability can suffer.

While many new titles are regularly introduced in our industry, increasingly, only a relatively small number of "hit" titles account for a significant portion of video game sales. If we fail to develop "hit" titles, or if "hit" products published by our competitors take a larger share of consumer spending than we anticipate, our product sales could fall below our expectations, which could negatively impact both our net sales and profitability.

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

Although we believe our financial condition, including cash expected to be generated from operations, is sufficient to meet our operating requirements for at least the next twelve months, the development and publishing of video games is capital intensive and our capacity to generate cash from our games may be insufficient to meet our anticipated cash requirements.

We operate in a capital intensive business. During fiscal 2011, we invested a significant amount of our cash in product development and licenses and thus did not generate positive cash flow from operations in fiscal 2011. As a result, the balance of our cash, cash equivalents, and short-term investments has decreased from $271.3 million as of March 31, 2010 to $85.6 million as of March 31, 2011. Although we believe that we have sufficient working capital, including cash expected to be generated from future operations, to meet our operating requirements for at least the next twelve months, in the event our future net sales and/or required expenditures differ significantly from our expectations, we may need to defer and/or curtail currently-planned expenditures, and/or pursue additional funding to meet our cash needs.

We may not be able to generate sufficient cash to service our convertible senior notes.

On August 4, 2009, we issued $100.0 million 5% convertible senior notes ("Notes"). The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year and are due August 15, 2014, unless earlier converted, redeemed or repurchased. Our ability to make payments on the Notes will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the interest or principal on the Notes.

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

Connectivity issues related to digital sales and online gameplay could impact our ability to sell and provide online services for our games, and could impact our profitability.

We rely upon various third-party providers, such as PlayStation Network, Microsoft's Xbox Live, Valve's Steam platform, and Facebook, to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be adversely impacted. In addition, we could experience similar issues related to services we host on our internal servers. Such issues also could impact our ability to provide online services, and could impact our business.

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

Games we develop based upon licensed brands make up a substantial portion of our sales each year. Sales of our games based upon our two top-selling licensed brands, UFC and WWE, excluding the impact of changes in deferred net revenue, comprised approximately 32% of our net sales in fiscal 2011. In fiscal 2010, sales of our games based upon our two top-selling licensed brands, UFC and WWE, excluding the impact of changes in deferred net revenue, comprised 35% of our net sales. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to the importance to us of a limited number of brands and the intense competition from other video game publishers to publish games based upon these licensed brands, we may not be able to renew our current licenses or may have to renew a brand license on less advantageous terms, which could significantly lower our net sales and/or our profitability. During fiscal 2011, we entered into a multi-year extension of our long-term agreement with Games Workshop to publish games based on the Warhammer 40,000 brand which expires on December 31, 2020. Our licenses with UFC and WWE expire on December 31, 2018. There can be no assurance that we will be able to extend such licenses and if we are not able to extend them, our net sales and/or our profitability may decline significantly.

A decrease in the popularity of our licensed brands or video games based on those brands could materially impact our net sales and financial position.

As previously mentioned, a significant portion of our net sales are derived from products based on popular licensed properties. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell games based on such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

High development costs for games which do not perform as anticipated and failure of platforms to achieve significant market penetration could decrease our profitability and result in potential impairments of capitalized software development costs.

Video games played on consoles and certain online games (e.g., multi-player online games) are expensive to develop. If the high development costs are not offset by high net sales and other cost efficiencies, our operating margins and profitability will be negatively impacted. Additionally, if our games do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the impairment of capitalized software costs, which would negatively impact our profitability.

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

Some of our games are developed by third-party developers. While we own approximately 15% of Yuke's, the developer of our UFC Undisputed and some of our WWE-based games, we do not have direct control over the business, finances and operational practices of these external developers, including Yuke's. A delay or failure to complete the work performed by external developers has and may in the future result in delays in, or cancellations of, product releases. Additionally, the future success of externally-developed titles will depend on our continued ability to maintain relationships and secure agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers, and failure to do so could result in a material adverse impact on our business and financial results.

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

We are a software company and have limited experience developing hardware products. Our uDraw may experience quality or supply problems or may fail to achieve our sales expectations, which could negatively impact our net sales and profitability.

uDraw is our first hardware product. Hardware products can be highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. In addition, we obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of sales. uDraw is assembled in China; disruptions in the supply chain may result in console shortages that would affect our net sales and profitability.

Our business is dependent upon the success and availability of the video game platforms on which consumers play our games.

We derive most of our net sales from the sale of products for play on video game platforms manufactured by third parties, such as PS3, Xbox 360, and the Wii and DS. The following factors related to such platforms can adversely impact sales of our video games and our profitability:

Popularity of platforms.   According to the International Development Group, Inc. ("IDG"), an independent consulting and advisory services company that analyzes the consumer electronics and interactive entertainment industries, in the current platform cycle, the Wii is the best-selling console platform to date. However, recent trends indicate that the PS3 and Xbox360 gained popularity over the twelve months ended March 31, 2011. We expect this trend to continue in fiscal 2012. Since the typical development cycle for a console, handheld, or PC game is from 9 to 36 months, we must make decisions about which games to develop on which platforms based on current expectations of what the consumer preference for the platforms will be when the game is finished. Launching a game on a platform that has declined in popularity, or failure to launch a game on a platform that has grown in popularity, could negatively impact our net sales and profitability.

Platform pricing.   Platforms can be expensive – in the United States, console pricing ranges from $149.99 for the Wii to

$399.99 for the high-end Xbox 360 Kinect and the new Nintendo 3DS is $249.99 The cost of the hardware could impact consumer purchases of such hardware, which could in turn negatively impact sales of our products for these platforms since consumers need a platform in order to play most of our games.

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

Our largest customers, Best Buy, GameStop, Target and Wal-Mart, in aggregate accounted for approximately 44% of our gross sales in fiscal 2011. A substantial reduction, termination of purchases, or business failure by any of our largest customers could have a material adverse impact on us.

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

The platform manufacturers, Microsoft, Nintendo and Sony, each develop software for their own hardware platforms. As a result of their commanding positions in the industry, the platform manufacturers may have better bargaining positions with respect to retail pricing, shelf space and retailer accommodations than do any of their licensees, including us. Additionally, the platform manufacturers can bundle their software with their hardware, creating less demand for individual sales of our products. In the twelve month period ended March 31, 2011, Nintendo's market share in the U.S. was nearly 34% on its Wii platform and more than 37% on its DS platforms. Continued or increased dominance of software sales by the platform manufacturers may lead to reduced sales of our products and thus lower net sales.

Increased development of software and online games by intellectual property owners and developers may lead to reduced net sales.

Some of our games are based upon licensed intellectual properties. In recent years, licensors and independent developers have increased their development of video games in digital and other online distribution channels, which could lead to such licensors not renewing our licenses to publish games based upon their properties that we currently publish, or not granting future licenses to us to develop games based on their other properties. If intellectual property owners continue expanding internal efforts to develop video games based upon properties that they own rather than renewing our licenses or granting us additional licenses, our net sales could be significantly impacted.

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

Competition with other forms of home-based entertainment may reduce sales of our products.

We also compete with other forms of entertainment and leisure activities. For example, we believe the overall growth in the use of the Internet and online services, including social networking, by consumers may pose a competitive threat if customers and potential customers spend less of their available time using our video games and more of their time using the Internet, including playing social networking games on Facebook, and online services.

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

A significant portion of our net sales is derived from our international operations, which may subject us to economic, currency, political, regulatory and other risks.

In fiscal 2011, excluding the impact of changes in deferred net revenue, we derived 34.6% of our consolidated net sales, from outside of North America. Our international operations subject us to many risks, including: different consumer preferences; challenges in doing business with foreign entities caused by distance, language and cultural differences; unexpected changes in regulatory requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse impact on our future foreign sales or the profits generated from those sales.

There are additional risks inherent in doing business in certain international markets, such as China. For example, foreign exchange controls may prevent us from expatriating cash earned in China, and standard business practices in China may increase our risk of violating U.S. laws such as the Foreign Corrupt Practices Act.

Additionally, sales generated by our international offices will generally be denominated in the currency of the country in which the sales are made, and may not correlate to the currency in which inventory is purchased, or software is developed. To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely impacted by foreign currency fluctuations. Year-over-year changes in foreign currency translation rates had the mathematical effect of increasing our reported net loss by approximately $1.0 million in fiscal 2011.

Adverse macroeconomic conditions could result in a prolonged reduction in discretionary spending by consumers that could reduce demand for our products.

Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products may be sensitive to general economic conditions and economic cycles. Declining consumer confidence, inflation, recession and rising unemployment may lead consumers to delay or reduce purchases of our products. Reduced consumer spending may also require us to incur increased selling and promotional expenses. Additionally, a reduction or shift in domestic or international consumer due to regional macroeconomic spending could negatively impact our business, results of operations and financial condition.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive entertainment software industry is highly seasonal, with sales typically significantly higher during the year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:

•	the timing of our release of new titles as well as the release of our competitors' products;

•	the popularity of both new titles and titles released in prior periods;

•	the deferral or subsequent recognition of net sales and costs related to certain of our products which contain online functionality;

•	the profit margins for titles we sell;

•	the competition in the industry for retail shelf space;

•	fluctuations in the size and rate of growth of consumer demand for titles for different platforms; and

•	the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand.

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

The market price of our common stock historically has been, and may continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in this "Risk Factors" section, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors impacting the entertainment, computer, software, Internet, media or electronics industries, to our ability to successfully integrate any acquisitions we may make, or to national or international economic conditions. In particular, economic downturns may contribute to the public stock markets' experiencing extreme price and trading volume volatility. These broad market fluctuations have and could continue to adversely impact the market price of our common stock.

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

Software piracy is increasing rapidly in the video game industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the Internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. While we are taking various steps to protect our intellectual property and prevent illegal downloading of our video games, we may not be successful in preventing or controlling such piracy, which may negatively impact our business.
While legal protections exist to combat piracy, preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, particularly in countries where laws are less protective of intellectual property rights. Further, the scope of the legal protection of copyright and prohibitions against the circumvention of technological protection measures to protect copyrighted works are often under scrutiny by courts and governing bodies. The repeal or weakening of laws intended to combat piracy, protect intellectual property and prohibit the circumvention of technological protection measures could make it more difficult for us to adequately protect against piracy. These factors could have a negative effect on our growth and profitability in the future.

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

If one or more of our titles were found to contain objectionable undisclosed content, our business could suffer.

Throughout the history of our industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. However, in some cases, objectionable undisclosed content or features, which were placed in games without the publishers' knowledge, have been found in interactive entertainment software products. In a few cases, the

Entertainment Software Ratings Board (“ESRB”) has reacted to discoveries of undisclosed content and features in other publisher's products by changing the rating that was originally assigned to the product, requiring the publisher to change the game and/or game packaging and/or fining the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that the publishers accept them as product returns. Likewise, some consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the video games we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding, and reasonable resource constraints. If a video game we publish is found to contain undisclosed content, we could be subject to any of these consequences and our reputation could be harmed, which could have a negative impact on our operating results and financial condition, and our business and financial performance could be significantly harmed.

Rating systems and future legislation may make it difficult to successfully market and sell our products.

Currently, the interactive entertainment software industry is self-regulated and products are rated by the ESRB. Our retail customers take the ESRB rating into consideration when deciding which of our products they will purchase. If the ESRB or a manufacturer determines that a product should have a rating directed to an older or more mature consumer, we may be less successful in our marketing and sales of a particular product.

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

Breaches of our security measures and unintended disclosures of our intellectual property or our customer data could adversely affect our business.

We take measures to prevent our source code, and other confidential information, from unauthorized access. A security breach that results in the disclosure of our source code, other confidential assets, or pre-release software could lead to piracy of our software or otherwise compromise our product plans. When we conduct business online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our customers. As we increase our online businesses, we are also collecting and storing an increasing amount of customer data, some of it personally identifiable information including credit card data. It is possible that our security controls over customer data may not prevent the improper disclosure of personally identifiable information. A security breach that leads to disclosure of customer account information (including personally identifiable information) could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential customers for our online offerings that require the collection of customer data.

We have significant net operating loss and tax credit carryforwards ("NOLs"). If we are unable to use our NOLs, our future profitability may be significantly impacted.

As of March 31, 2011, we had federal net operating loss carryforwards of $509.2 million and federal R&D tax credit carryforwards of $25.5 million. Under applicable tax rules, we may "carry forward" these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions. Therefore, we believe that these NOLs could be a substantial asset. However, if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code, our ability to use the NOLs could be substantially limited, which could significantly increase our future income tax liability. On May 12, 2010, we entered into a Section 382 Rights Agreement with Computershare Trust Company, N.A., as rights agent, in an effort to prevent an "ownership change" from occurring and thereby protect the value of the NOLs. There can be no assurance, however, that the Section 382 Rights Plan will prevent an ownership change from occurring or protect the value of the NOLs.

We cannot be certain of the future effectiveness of our internal control over financial reporting or the impact of the same on our operations and the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal control over financial reporting will be effective in the future. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely impact our financial results and the market price of our common stock.

Catastrophic events or geo-political conditions may disrupt our business.

Our net sales are derived from sales of our games, which are developed within a relatively small number of studio facilities located throughout the world. If a fire, flood, earthquake or other disaster, condition or event such as political instability, civil unrest or a power outage, adversely affected any of these facilities while personnel were finishing development of a game, it could significantly delay the release of the game, which could result in a substantial loss of sales in any given quarter and cause our operating results to differ materially from expectations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Our principal corporate and administrative office is located in approximately 100,000 square feet of leased space in a building located at 29903 Agoura Road, Agoura Hills, California. Including this office, the following is a summary of the square footage of the principal leased offices we maintained as of March 31, 2011:

Purpose	North America	Europe	Asia Pacific	Total
Sales and administrative	116,800	47,000	22,600	186,400
Product development	382,300	6,100	31,100	419,500
Total leased square footage	499,100	53,100	53,700	605,900

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

Item 4.     (Removed and Reserved)

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ's common stock is listed on the NASDAQ Global Select Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	Sales Prices
	High	Low
Fiscal Year Ended March 31, 2011
Fourth Quarter ended March 31, 2011	$6.53	$4.25
Third Quarter ended December 31, 2010	6.39	3.86
Second Quarter ended September 30, 2010	5.02	3.33
First Quarter ended June 30, 2010	8.29	4.03
Fiscal Year Ended March 31, 2010
Fourth Quarter ended March 31, 2010	$7.30	$4.88
Third Quarter ended December 31, 2009	7.45	4.12
Second Quarter ended September 30, 2009	8.82	5.29
First Quarter ended June 30, 2009	9.03	2.95

The last reported price of our common stock on June 3, 2011, as reported by NASDAQ Global Select Market, was $4.13 per share.

Holders

As of June 3, 2011 there were approximately 283 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our Loan and Security Agreement with Bank of America, N.A. restricts us from paying cash dividends (see "Note 13— Credit Facility" in the notes to the consolidated financial statements included in Item 8).

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

The following graph shows a five-year comparison of cumulative total stockholder returns for the period from March 31, 2006 through March 31, 2011, for the Company's common stock, NASDAQ Global Select Market Composite Index and the RDG Technology Index. The comparison assumes an initial investment of $100 in each on March 31, 2006. We have not paid any cash dividends and, therefore, the cumulative total return calculation is based solely upon stock price appreciation and not upon reinvestment of cash dividends.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of THQ's common stock.

_______________________________________________

*    $100 invested on March 31, 2006 in stock or index, including reinvestment of dividends. Fiscal years ending March 31.

	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011
THQ Inc.	$100.00	$132.06	$84.20	$11.74	$27.08	$17.61
NASDAQ Composite	$100.00	$106.44	$101.14	$67.88	$107.06	$125.30
RDG Technology Composite	$100.00	$103.60	$100.53	$69.73	$111.26	$128.44

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million. As of March 31, 2011 and 2010 we had $28.6 million, authorized and available for common stock repurchases. During fiscal 2011 we did not repurchase any shares of our common stock. There is no expiration date for the authorized repurchases.

Item 6.    Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2011 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2011 and 2010, and the consolidated statements of operations for fiscal 2011, 2010 and 2009, and the report thereon are included elsewhere in this 10-K.

STATEMENT OF OPERATIONS DATA
(Amounts in thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007(a)
Net sales	$665,258	$899,137	$829,963	$1,030,467	$1,026,856
Cost of sales:
Product costs	272,021	318,590	338,882	389,097	351,449
Software amortization and royalties	129,237	196,956	296,688	231,800	165,462
License amortization and royalties	118,287	110,503	102,773	123,580	116,263
Total cost of sales	519,545	626,049	738,343	744,477	633,174

Gross Profit	145,713	273,088	91,620	285,990	393,682
Operating expenses:
Product development	79,374	87,233	109,201	128,869	97,105
Selling and marketing	156,075	131,954	162,183	175,288	139,958
General and administrative	45,356	57,879	76,884	69,901	78,413
Goodwill impairment	—	—	118,799	—	—
Restructuring	602	5,671	12,266	—	—
Total operating expenses	281,407	282,737	479,333	374,058	315,476

Operating income (loss)	(135,694)	(9,649)	(387,713)	(88,068)	78,206
Interest and other income (expense), net	524	(2,056)	483	15,433	12,822
Income (loss) from continuing operations before income taxes	(135,170)	(11,705)	(387,230)	(72,635)	91,028
Income taxes	928	247	46,226	(35,785)	26,206
Income (loss) from continuing operations	(136,098)	(11,952)	(433,456)	(36,850)	64,822
Gain on sale of discontinued operations, net of tax	—	—	2,042	1,513	3,080
Net income (loss) prior to allocation of noncontrolling interest	(136,098)	(11,952)	(431,414)	(35,337)	67,902
Loss attributable to noncontrolling interest	—	2,935	302	—	136
Net income (loss) attributable to THQ Inc	$(136,098)	$(9,017)	$(431,112)	$(35,337)	$68,038
Earnings (loss) per share attributable to THQ Inc.—basic:
Continuing operations(b)	$(2.00)	$(0.13)	$(6.48)	$(0.55)	$1.00
Discontinued operations	—	—	0.03	0.02	0.05
Earnings (loss) per share—basic	$(2.00)	$(0.13)	$(6.45)	$(0.53)	$1.05
Earnings (loss) per share attributable to THQ Inc.—diluted:
Continuing operations(b)	$(2.00)	$(0.13)	$(6.48)	$(0.55)	$0.96
Discontinued operations	—	—	0.03	0.02	0.05
Earnings (loss) per share—diluted	$(2.00)	$(0.13)	$(6.45)	$(0.53)	$1.01
Shares used in per share calculation—basic	67,910	67,522	66,861	66,475	65,039
Shares used in per share calculation—diluted	67,910	67,522	66,861	66,475	67,593

BALANCE SHEET DATA
(Amounts in thousands)

	As of March 31,
	2011	2010	2009	2008	2007
Working capital	$220,158	$371,641	$189,604	$396,505	$562,316
Total assets	$774,405	$714,329	$598,329	$1,084,320	$1,013,541
Total THQ Inc. stockholders' equity(b)	$206,831	$324,355	$307,040	$740,569	$768,957
________________________

(a)	Beginning in our first quarter of fiscal 2007, we began expensing stock-based compensation.

(b)	Based on amounts attributable to THQ Inc. (i.e., subsequent to the allocation of noncontrolling interest).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see "Part I—Item 1A. Risk Factors."

Overview

The following overview is a top level discussion of our financial results, as well as trends that have, or that we reasonably believe will, impact our operations. Management believes that an understanding of these trends and drivers is important in order to understand our results for fiscal 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this 10-K and in other documents we have filed with the SEC.

Fiscal 2011 Business Results and Highlights

Consistent with our previously stated strategy, fiscal 2011 was a year for investment in our pipeline of games as we positioned ourselves for significant growth in fiscal 2012 and beyond. This investment is reflected in increases in cash spent on software development and licenses, versus the prior year.

In fiscal 2011 we reported net sales of $665.3 million and a net loss of $136.1 million, or $2.00 per diluted share. This compares with net sales of $899.1 million and a net loss of $9.0 million, or $0.13 per diluted share in fiscal 2010. A significant portion of this difference relates to the deferral of revenue from games sold late in the fourth quarter of fiscal 2011, for which we have a continuing obligation to provide online services. We will recognize this revenue over the first six months of fiscal 2012.

Fiscal 2011 Highlights

Core Game Investments/New Intellectual Property Agreements:
In fiscal 2011, we entered into agreements with some of the most recognized creative talent in the video game and entertainment business:

•
we expect game developer Patrice Désilets, creative director on the Assassin's Creed franchise, to join us in fiscal 2012 to form a new THQ-owned development studio housed within our video game development studio in Montreal, Quebec, focused on developing new intellectual properties;

•
we entered into a new multi-year agreement with Guillermo del Toro, writer and director of Hellboy and the Oscar-winning Pan's Labyrinth, to create inSANE, an original trilogy of triple-A titles to be developed by our Volition, Inc. studio, and;

•
we also entered into an agreement with Tomonobu Itagaki's Valhalla Game Studios to publish the studio's premier video game title, Devil's Third, for the Xbox 360 and PS3. The game is currently scheduled for release in fiscal 2013.

Building Franchises:

•	In fiscal 2011 we shipped more than 2.4 million units of internally developed and owned intellectual property Homefront; we plan to build on this franchise in the future.

•	We entered into a multi-year extension of our long-term agreement with Games Workshop to publish games based on the Warhammer 40,000 brand.

Extend Leadership in Fighting:

•	We introduced a new brand extension with the release of WWE All Stars and have plans to continue these extensions working closely with the WWE on an integrated marketing strategy.

•	We extended our exclusive, worldwide agreement with Zuffa, LLC to publish video games and social and mobile applications based on the Ultimate Fighting Championship brand through calendar 2018.

Casual and Lifestyle portfolio:

•
In fiscal 2011, we launched uDraw, a first-of-its-kind, innovative new gaming accessory targeted at consumers of all ages. It was launched with uDraw Studio, an expansive drawing, coloring and art-based software product. In addition to uDraw Studio, we developed and published two other software products designed for use with uDraw – Pictionary and Dood's Big Adventure, which launched with uDraw.  We shipped over 1.6 million uDraw units in fiscal 2011.

Integrated Digital Strategy:

•
During fiscal 2011, we worked on the development of our most extensive downloadable content offering to date for a console game – MX vs. ATV Alive, which released in May 2011 (in fiscal 2012). MX vs. ATV Alive was released at a suggested retail price of $39.99 in the U.S., which is a lower price point than previous installments from this franchise as part of a new digital download strategy. It features the franchise's most popular tracks and modes and has an in-game digital store that allows players to customize their game experience with a myriad of downloadable items, bikes, tracks and more.

•
We also launched our first UFC games for Facebook: UFC Undisputed Fight Nation and UFC Undisputed for iPhone/iPad, and announced the upcoming Facebook and mobile games based on Jimmy Buffet's Margaritaville.

•	We continued development of our massively multiplayer online game, Warhammer 40,000: Dark Millennium Online, which is scheduled for release in fiscal 2013.

Streamlining Our Business

During the third quarter of fiscal 2011, we reevaluated our strategy of adapting certain Western content for free-to-play online games in Asian markets.  As a result, we cancelled two games, eliminated certain positions, and closed our Korean support office.

In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models.  This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations.  (See "Note 10 — Restructuring and Other Charges" in the notes to the consolidated financial statements in Item 8 for additional information.)

We continue to shift the focus of our casual and lifestyle business away from traditional kids movie-based licensed titles. We reevaluated the sales potential of games based on our kids movie-based licenses during the preparation of our fiscal 2011 third quarter financial statements. Consistent with recent industry trends, we lowered expectations for this category, which resulted in an impairment of $30.3 million of kids movie-based licenses for titles that are expected to be released in fiscal 2012 and beyond.

In January 2011, we sold certain wireless carrier contracts and one of our wholly-owned subsidiaries that had been involved in publishing and developing a portion of our content sold on legacy wireless platforms for an insignificant gain.  We are continuing our investment in the wireless platforms with the carrier contracts retained, focusing on the development of products for use in products based on the Apple iOS, Google Android and Microsoft Windows Mobile operating systems.

Trends Affecting Our Business

The following trends affect our business:

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry is delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will come via online distribution such as massively multiplayer games (both subscription and free-to-play), casual micro-transaction based games, paid downloadable content and digital downloads of games, including those on wireless platforms, and conversely, we believe retail sales will be a decreasing revenue source. For the year ended December 31, 2010, retail software sales in the U.S. decreased 5% compared to 2009 according to The NPD Group; for the same period, across the U.K., Germany, France and Spain, aggregated retail software sales decreased almost 4% compared to 2009 according to GfK. Accordingly, we plan to continue integrating a digital component into our franchises where applicable. As our involvement in the undelivered online service elements within our games increases, more of our revenue will be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

Sales of Used Video Games

Large retailers, such as GameStop and Best Buy, have increased their focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offers may reduce consumers' propensity to trade in games. Additionally, for the first time in fiscal 2011, certain of our titles included free access to online content through a code on the back of the video game manual for first-time purchasers. This new structure created a new revenue stream, as we were able to offer second-time buyers of these titles the opportunity to separately purchase the online content.

Sales Concentration of Top Titles

The majority of money spent by consumers on video game software is spent on select top titles. Because of the demand for select “hit” titles and the costs to develop our games, we believe that it is important to focus our development efforts on bringing a select number of high-quality, competitive products to market.

Shifting Preferences in the Casual and Lifestyle Market

Based on 2010 NPD data, the industry has seen a shift in preferences in the casual and lifestyle market away from kids movie-based licensed titles towards games offering more of a family or group play experience, such as party and dance games.  In addition, there has been interest in the new motion-based controllers: Xbox 360 Kinect and PlayStation Move, which were introduced during holiday 2010.  The casual and lifestyle market is also shifting to games with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices based on the Apple iOS (including the iPhone, iTouch and iPad), Google Android, and Windows Mobile platforms.  In response to the shifting preferences in this market, we introduced uDraw, a first-of-its kind, innovative new gaming accessory for the Wii, during holiday 2010 and plan to bring uDraw to the Xbox 360 and PS3 in holiday 2011.  We expect to capitalize on the new platforms, including uDraw and the new Nintendo 3DS platform, with a casual and lifestyle line-up for these platforms.

Results of Operations

Comparison of Fiscal 2011 to Fiscal 2010

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including digitally via the Internet, and from sales of uDraw. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our statements of operations for fiscal 2011 and fiscal 2010 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$802,333	120.6%	$888,652	98.8%	$(86,319)	(9.7)%
Changes in deferred net revenue	(137,075)	(20.6)	10,485	1.2	(147,560)	(1,407.3)
Consolidated net sales	$665,258	100.0%	$899,137	100.0%	$(233,879)	(26.0)%

Fiscal 2011 net sales before changes in deferred net revenue were primarily driven by Homefront, WWE SmackDown vs. Raw 2011, UFC Undisputed 2010, uDraw, and our catalog titles (titles released in fiscal years prior to the respective fiscal year).

Changes in deferred net revenue reflects the deferral and subsequent recognition of net revenue related to the online service that is offered in some of our games. The revenue deferrals are recognized as net sales over the estimated online service period of generally six months. The changes in deferred net revenue are driven by the timing of the release of games that offer the online service in which we have continuing involvement. Generally, revenue deferred in the first half of our fiscal year would be recognized by the end of that fiscal year, and revenue deferred in the second half of the fiscal year would be partially recognized in that fiscal year with the remaining amounts of deferred revenue recognized in the following fiscal year.

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles for fiscal 2011 and fiscal 2010 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2011		2010
New releases	$604,618	75.4%	$670,306	75.4%	$(65,688)	(9.8)%
Catalog	197,715	24.6	218,346	24.6	(20,631)	(9.4)
Net sales before changes in deferred net revenue	802,333	100.0%	888,652	100.0%	(86,319)	(9.7)
Changes in deferred net revenue	(137,075)		10,485		(147,560)	(1,407.3)
Consolidated net sales	$665,258		$899,137		$(233,879)	(26.0)%

Net sales of our new releases decreased $65.7 million in fiscal 2011 compared to fiscal 2010 primarily due to:

•	a decrease in units sold of games based on kids movie-based licensed games, which was primarily because in fiscal 2011 we did not release any new titles based on the Disney•Pixar brand;

•	a decrease in net sales from UFC Undisputed 2010 in fiscal 2011 compared to UFC 2009 Undisputed in fiscal 2010, resulting from fewer units sold and a lower average net selling price; and

•
a decrease in net sales of games based on our owned intellectual properties, due to titles released throughout fiscal 2010 such as Darksiders, Drawn to Life: The Next Chapter, MX vs. ATV Reflex, and Red Faction: Guerrilla, compared to net sales from the late fiscal 2011 release of Homefront.

These decreases in net sales of our new releases, were partially offset by net sales in fiscal 2011 of uDraw and games based on new licensed properties such as Barbie: Groom and Glam Pups, Hot Wheels: Track Attack, JEOPARDY!, Pictionary, and Wheel of Fortune.

Net sales of our catalog titles decreased $20.6 million in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in units sold.

Net Sales by Territory

The following table presents our net sales by territory for fiscal 2011 and fiscal 2010 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2011		2010
North America	$524,498	65.4%	$555,062	62.5%	$(30,564)	(5.5)%
Europe	219,938	27.4	271,875	30.6	(51,937)	(19.1)
Asia Pacific	57,897	7.2	61,715	6.9	(3,818)	(6.2)
International	277,835	34.6	333,590	37.5	(55,755)	(16.7)
Net sales before changes in deferred net revenue	802,333	100.0%	888,652	100.0%	(86,319)	(9.7)
Changes in deferred net revenue	(137,075)		10,485		(147,560)	(1,407.3)
Consolidated net sales	$665,258		$899,137		$(233,879)	(26.0)%

Net sales in North America decreased $30.6 million in fiscal 2011 compared to fiscal 2010. The decrease was primarily due to:

•	a decrease in net sales from UFC Undisputed 2010 in fiscal 2011 compared to UFC 2009 Undisputed in fiscal 2010, resulting from fewer units sold and a lower average net selling price;

•	a decrease in units sold of games based on kids movie-based licensed games, which was primarily because in fiscal 2011 we did not release any new titles based on the Disney•Pixar brand; and

•
a decrease in net sales of games based on our owned intellectual properties, due to titles released throughout fiscal 2010 such as Darksiders, Drawn to Life: The Next Chapter, MX vs. ATV Reflex, and Red Faction: Guerrilla, compared to net sales from the late fiscal 2011 release of Homefront.

These decreases were partially offset by net sales of uDraw and net sales of games based on new licensed properties.

Net sales in Europe decreased $51.9 million in fiscal 2011 compared to fiscal 2010. The decrease was primarily due to:

•	a decrease in units sold of games based on kids movie-based licensed games, which was primarily because in fiscal 2011 we did not release any new titles based on the Disney•Pixar brand;

•
a decrease in net sales of games based on our owned intellectual properties, due to titles released throughout fiscal 2010 such as Darksiders, Drawn to Life: The Next Chapter, MX vs. ATV Reflex, and Red Faction: Guerrilla, compared to net sales from the late fiscal 2011 release of Homefront;

•	a decrease in net sales from UFC Undisputed 2010 in fiscal 2011 compared to UFC 2009 Undisputed in fiscal 2010, resulting from fewer units sold and a lower average net selling price; and

•	a decrease in units sold of games based on the WWE license.
These decreases were partially offset by net sales of uDraw. We estimate that changes in foreign currency translation rates during fiscal 2011 decreased reported net sales in Europe by $4.8 million.

Net sales in the Asia Pacific territories decreased $3.8 million in fiscal 2011 compared to fiscal 2010 primarily due to a decrease in units sold of games based on our owned intellectual properties and games based on the WWE brand. These decreases were partially offset by increases in net sales from distribution arrangements. We estimate that changes in foreign currency translation rates during fiscal 2011 increased reported net sales in this territory by $5.5 million.

Cost of Sales

Cost of sales decreased $106.5 million, or 17%, in fiscal 2011 compared to fiscal 2010.  This dollar-basis decrease was primarily due to lower product costs and lower software development amortization resulting from the deferral of costs related to the changes in our deferred net revenue.  Also contributing to the dollar-basis decrease was a reduction in the number of units shipped in fiscal 2011 compared to fiscal 2010, primarily of kids movie-based licensed games.  As a percent of net sales, cost of sales increased 8.5 points in fiscal 2011 compared to fiscal 2010; this increase was primarily due to impairment charges on kids movie-based licenses and higher product costs as a percent of net sales as further discussed below.

Cost of Sales—Product Costs (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$272,021	40.9%	$318,590	35.4%	(14.6)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In fiscal 2011, product costs as a percentage of net sales increased 5.5 points compared to fiscal 2010. The increase as a percent of net sales was primarily due to lower average net selling prices on our titles sold in fiscal 2011 compared to fiscal 2010, particularly on UFC Undisputed 2010 compared to UFC 2009 Undisputed. Also contributing to the increase was a change in our sales mix in fiscal 2011 towards more catalog and distribution titles which generally have higher product costs relative to their net sales. Catalog titles made up a larger portion of our sales mix in fiscal 2011 due to the release of certain titles, late in the fourth quarter of fiscal 2011, for which the related revenue was deferred and will be recognized in the first half of fiscal 2012. Additionally, our sales mix in fiscal 2011 included uDraw, which has a higher product cost per unit relative to its average net selling price, compared to our software products.

Cost of Sales—Software Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$129,237	19.4%	$196,956	21.9%	(34.4)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. In fiscal 2011, software amortization and royalties expense as a percentage of net sales decreased 2.5 points compared to fiscal 2010. The decrease was primarily due to net sales of uDraw, which had low development costs.

Partially offsetting the decrease in software development amortization as a percent of net sales were higher title cancellation and impairment charges in fiscal 2011 compared to fiscal 2010. In fiscal 2011 we had charges totaling $9.9 million related to the cancellation of Company of Heroes Online and WWE Online (see "Note 10 — Restructuring and Other Charges" in the notes to the consolidated financial statements included in Item 8) and impairment charges of $7.0 million. In fiscal 2010 we had charges totaling $7.9 million related to titles that were cancelled in connection with the fiscal 2009 realignment plan.

Cost of Sales—License Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$118,287	17.8%	$110,503	12.3%	7.0%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.  Also included in license amortization and royalties expense in fiscal 2010 is venture partner expense totaling $14.5 million (see “Note 2 — Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8).  Net sales from our licensed properties, excluding the impact of changes in deferred net revenue, represented 65% and 70% of our total net sales in fiscal 2011 and fiscal 2010, respectively.

Excluding one-time items recorded in fiscal 2010 that netted to a charge of $5.3 million in venture partner expense, and excluding the impact of changes in deferred net revenue and related costs, license amortization and royalties expense would have increased 3.5 points as a percent of net sales in fiscal 2011 compared to fiscal 2010. (See “Note 18 — Joint Venture and Settlement Agreements” in the notes to the consolidated financial statements included in Item 8 for further discussion of the one-time items.)  This increase was primarily due to impairment charges of $30.3 million recorded in the three months ended December 31, 2010.  These impairments resulted from our reevaluation of sales expectations on kids movie-based licensed titles given the recent significant industry-wide slowdown in sales of console titles aimed at children, particularly movie-based kids titles. Also contributing to the increase in license amortization and royalties expense as a percent of net sales in fiscal 2011 compared to fiscal 2010 was a high effective license amortization rate on Megamind in fiscal 2011. These increases were partially offset by a change in our sales mix towards more owned intellectual properties in fiscal 2011 compared to fiscal 2010.

Operating Expenses

Our operating expenses were $281.4 million in fiscal 2011 and $282.7 million in fiscal 2010. Fiscal 2011 operating expenses included an 18.3% increase in selling and marketing expenses compared to fiscal 2010, primarily due to the launch of uDraw. These higher selling and marketing expenses were offset by decreases in product development, general and administrative, and restructuring expenses.

Product Development (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$79,374	11.9%	$87,233	9.7%	(9.0)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Once a product has reached technological feasibility the related development costs are capitalized to software development. Product development expense decreased $7.9 million in fiscal 2011 compared to fiscal 2010. The decrease was primarily due to a shift in our mix of products under development to a higher portion of technologically feasible products. The decrease was also due to a reduction in product development for the legacy wireless platforms which excludes our continued investment in the development of products for use on smart-phones.

Selling and Marketing (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$156,075	23.5%	$131,954	14.7%	18.3%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses increased $24.1 million and by 8.8 points as a percent of net sales in fiscal 2011 compared to fiscal 2010. The increase on a dollar basis was primarily due to promotional efforts to support the launch of uDraw and increased advertising support for our catalog titles and our future releases. These increases were partially offset by lower personnel related costs.

The increase in selling and marketing expenses as a percent of net sales was primarily due to promotional efforts to support certain titles that were released late in the fourth quarter of fiscal 2011 for which the related revenues were deferred. Also contributing to the increase as a percent of net sales was:

•	higher advertising support for UFC Undisputed 2010 in fiscal 2011 relative to its net sales compared to UFC 2009 Undisputed in fiscal 2010,

•	an increase in advertising support for our catalog titles in fiscal 2011 relative to their net sales compared to fiscal 2010, and

•	an increase in advertising support for our future releases.

General and Administrative (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$45,356	6.8%	$57,879	6.4%	(21.6)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses decreased in fiscal 2011 by $12.5 million, compared to fiscal 2010. The decrease was primarily due to lower personnel related costs and lower legal costs due to litigation that was settled in fiscal 2010.

Restructuring

Restructuring charges include any of the costs associated with lease abandonments (less estimates of sublease income), write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancellable contracts.  In fiscal 2011, restructuring charges and adjustments were minimal and primarily reflected facility related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment.  For further information related to our restructuring plans and charges and the events and decisions that gave rise to such charges, see “Note 10 — Restructuring and Other Charges” in the notes to the consolidated financial statements included in Item 8.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes ("Notes"). For further discussion of the Notes, see "Note 12 — Convertible Senior Notes" in the notes to the consolidated financial statements included in Item 8.

Interest and other income (expense), net for fiscal 2011 was income of $0.5 million and primarily represented foreign currency gains and interest income, as substantially all interest expense for the year was capitalized to software development.  Interest and other income (expense), net for fiscal 2010 was an expense of $2.1 million, which primarily represented $3.8 million in interest expense which was not capitalized, and foreign currency losses, offset by interest income.  (See "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements included in Item 8 for further discussion of our capitalization of interest expense on our Notes.)

Income Taxes

Income tax expense for fiscal 2011 was $0.9 million, which primarily represents foreign taxes and U.S. state taxes offset by a $1.6 million benefit related to the release of a valuation allowance on previously unrecognized tax benefits, compared to income tax expense of $0.2 million in fiscal 2010. The change in income taxes is primarily attributable to income taxes incurred in foreign jurisdictions, which are not reduced by losses in the United States. The effective tax rate differs significantly from the federal statutory rate primarily due to losses in the United States that are fully offset by a valuation allowance to the extent that such losses are not subject to loss carry-back provisions.

Noncontrolling Interest

We sold our interest in THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) on April 30, 2010 and recognized an insignificant gain.  In fiscal 2010, we recognized $2.9 million of noncontrolling interest reflecting the loss allocable to equity interests in THQ*ICE LLC that were not owned by THQ.

Comparison of Fiscal 2010 to Fiscal 2009

Net Sales

Fiscal 2010 net sales were primarily driven by sales of our first game based on the UFC franchise, UFC 2009 Undisputed, as well as WWE SmackDown vs. Raw 2010 and catalog titles. Net sales increased $69.1 million in fiscal 2010 to $899.1 million, from $830.0 million in fiscal 2009.

Net Sales by New Releases and Catalog Titles

The following table details our net sales by new releases and catalog titles for fiscal 2010 and fiscal 2009 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2010		2009
New releases	$670,306	74.5%	$556,384	67.0%	$113,922	20.5%
Catalog	228,831	25.5	273,579	33.0	(44,748)	(16.4)
Consolidated net sales	$899,137	100.0%	$829,963	100.0%	$69,174	8.3%

Net sales of our new releases (including changes in deferred net revenue) increased $113.9 million in fiscal 2010 compared to fiscal 2009 primarily due to sales of UFC 2009 Undisputed, which was initially released in the three months ended June 30, 2009 on Xbox 360 and PS3, at a premium price (e.g. MSRP of $59.99 in the United States). This title was the primary driver of our net sales in fiscal 2010 and had a higher average selling price compared to sales of our titles released in fiscal 2009. The increase in net sales of new releases due to sales of UFC 2009 Undisputed was partially offset by i) a decrease in net sales of games based on the WWE brand, which was primarily due to the release of WWE Legends of Wrestlemania in fiscal 2009 with no comparable title in fiscal 2010 and ii) fewer units shipped of games based on our license with Nickelodeon.

Net sales of our catalog titles (including changes in deferred net revenue) decreased $44.7 million in fiscal 2010 due to fewer units sold compared to fiscal 2009. Additionally, with respect to sales of our catalog, we had a decrease in the recognition of deferred revenue in fiscal 2010 compared to fiscal 2009.

Net Sales by Territory

The following table details our net sales by territory for fiscal 2010 and fiscal 2009 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2010		2009
North America	$558,673	62.1%	$457,819	55.2%	$100,854	22.0%
Europe	277,647	30.9	314,063	37.8	(36,416)	(11.6)
Asia Pacific	62,817	7.0	58,081	7.0	4,736	8.2
International	340,464	37.9	372,144	44.8	(31,680)	(8.5)
Consolidated net sales	$899,137	100.0%	$829,963	100.0%	$69,174	8.3%

Net sales in North America (including changes in deferred net revenue) increased $100.9 million in fiscal 2010 compared to fiscal 2009. The increase was due to an increase in units shipped of our new releases with higher average selling prices, which was primarily due to sales of UFC 2009 Undisputed.

Net sales in Europe (including changes in deferred net revenue) decreased $36.4 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily due to a decrease in units shipped. We shipped fewer games from our kids business due primarily to fewer units sold of Up in fiscal 2010 compared to Wall-E in fiscal 2009 and we shipped fewer games based on our WWE license, which was primarily due to the release of WWE Legends of Wrestlemania in fiscal 2009 with no comparable title in fiscal 2010. The decrease in units shipped was partially offset by an increase in average selling prices in fiscal 2010 compared to fiscal 2009, driven by sales of UFC 2009 Undisputed. We estimate that changes in foreign currency translation rates during fiscal 2010 decreased reported net sales in Europe by $3.9 million.

Net sales in Asia Pacific (including changes in deferred net revenue) increased $4.7 million in fiscal 2010 compared to fiscal 2009. We estimate that changes in foreign currency translation rates during fiscal 2010 increased reported net sales in this territory by $6.1 million. Excluding the increase due to changes in foreign currency translation rates, net sales in Asia Pacific decreased slightly in fiscal 2010 compared to fiscal 2009.

Cost of Sales

Cost of sales decreased $112.3 million, or 15%, in fiscal 2010 compared to fiscal 2009. As a result, our gross profit increased 19.4 points in fiscal 2010. The decrease in cost of sales was primarily due to a decrease in software amortization and royalties expense because of non-cash charges of $63.3 million in fiscal 2009 related to the write-off of capitalized software for games that were cancelled as part of our fiscal 2009 business realignment and additional amortization expense in fiscal 2009 as a result of lower projected gross sales on various titles. Additionally, the decrease in cost of sales as a percent of net sales in fiscal 2010 was due to sales of games at higher average selling prices compared to fiscal 2009, led by the release of UFC 2009 Undisputed.

Cost of Sales—Product Costs (amounts in thousands)

Fiscal Year Ended March 31, 2010	% of net sales	Fiscal Year Ended March 31, 2009	% of net sales	% change
$318,590	35.4%	$338,882	40.8%	(6.0)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In fiscal 2010, product costs as a percentage of net sales decreased 5.4 points compared to fiscal 2009.

The decrease as a percent of net sales in fiscal 2010 was primarily due to sales of UFC 2009 Undisputed on Xbox 360 and PS3, at a premium price (e.g. MSRP of $59.99 in the United States). This title was the primary driver of our net sales in fiscal 2010 and had a higher average selling price compared to titles released in fiscal 2009.

Cost of Sales—Software Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2010	% of net sales	Fiscal Year Ended March 31, 2009	% of net sales	% change
$196,956	21.9%	$296,688	35.7%	(33.6)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales . In fiscal 2010, software amortization and royalties as a percentage of net sales decreased 13.8 points compared to fiscal 2009. The decrease was primarily due to higher amortization in fiscal 2009 due to non-cash charges of $63.3 million related to the write-off of capitalized software for games that were cancelled as part of our fiscal 2009 business realignment and additional amortization expense in fiscal 2009 as a result of lower projected gross sales on various titles. Also contributing to the decrease was lower development costs on UFC 2009 Undisputed in relation to its total projected gross sales compared to most titles recognized in fiscal 2009.

Cost of Sales—License Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2010	% of net sales	Fiscal Year Ended March 31, 2009	% of net sales	% change
$110,503	12.3%	$102,773	12.4%	7.5%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license. Also included in license amortization and royalties expense in fiscal 2010 and fiscal 2009 is venture partner expense totaling $14.5 million and $19.7 million, respectively (see “Note 2 — Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8).

Net sales from our licensed properties represented 69% and 66% of our total net sales in fiscal 2010 and fiscal 2009, respectively. Excluding joint venture expense, license amortization and royalties expense as a percent of net sales in fiscal 2010 compared to fiscal 2009 increased slightly, primarily due to the higher mix of sales from titles based on licensed properties.

Fiscal 2010 venture partner expense included a $29.5 million one-time charge and a $24.2 million one-time benefit. Excluding these one-time items, venture partner expense recorded in fiscal 2010 would have been $9.2 million, which reflected a 40% lower payment rate, compared to fiscal 2009. (See “Note 18 — Joint Venture and Settlement Agreements ” in the notes to the consolidated financial statements included in Item 8 for further discussion of these one-time items.)

Operating Expenses

Our operating expenses decreased $196.6 million, or 41%, in fiscal 2010 compared to fiscal 2009. This decrease was primarily due to goodwill impairment charges of $118.8 million recognized in fiscal 2009, as well as lower product development, selling and marketing, and general and administrative costs in fiscal 2010 due to the actions taken as part of our fiscal 2009 business realignment.

Product Development (amounts in thousands)

Fiscal Year Ended March 31, 2010	% of net sales	Fiscal Year Ended March 31, 2009	% of net sales	% change
$87,233	9.7%	$109,201	13.2%	(20.1)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Once a product has reached technological feasibility the related development costs are capitalized to software development. Product development expense decreased $22.0 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily due to decreases in internal development spending primarily resulting from actions taken as part of our fiscal 2009 business realignment, including our more focused product strategy and the closure of several of our studios.

Selling and Marketing (amounts in thousands)

Fiscal Year Ended March 31, 2010	% of net sales	Fiscal Year Ended March 31, 2009	% of net sales	% change
$131,954	14.7%	$162,183	19.5%	(18.6)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses decreased $30.2 million and by 4.8 points as a percent of net sales in fiscal 2010 compared to fiscal 2009. These decreases were primarily due to i) more focused selling and marketing spend on our key titles in fiscal 2010 compared to fiscal 2009 and ii) reductions in sales and marketing personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment, including lower stock-based compensation expense. Additionally, the decrease as a percent of net sales in fiscal 2010 was due to high net sales from our first game based on the UFC franchise, UFC 2009 Undisputed, relative to its marketing spend.

General and Administrative (amounts in thousands)

Fiscal Year Ended March 31, 2010	% of net sales	Fiscal Year Ended March 31, 2009	% of net sales	% change
$57,879	6.4%	$76,884	9.3%	(24.7)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses decreased in fiscal 2010 by $19.0 million compared to fiscal 2009. The decrease was primarily due to bad debt expense recognized in fiscal 2009 due to the bankruptcy of certain customers as well as recoveries of certain of those bad debts in fiscal 2010. Additionally, general and administrative expenses decreased due to reductions in personnel-related costs resulting from actions taken as part of our fiscal 2009 business realignment, including lower stock-based compensation expense, partially offset by the lack of bonus expense in fiscal 2009.

Goodwill Impairment

In connection with the preparation of the fiscal 2009 third quarter financial statements, we performed an interim impairment test of goodwill at December 31, 2008 and recorded goodwill impairment charges of $118.8 million during fiscal 2009, representing the entire amount of our previously recorded goodwill. We did not have goodwill impairment charges in fiscal 2010.

Restructuring

Restructuring charges include the costs associated with lease abandonments less estimates of sublease income, write-offs of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts. During fiscal 2009, we updated our strategic plan in an effort to increase our profitability and cash flow generation. We significantly realigned our business to focus on fewer, higher quality games, and have established an operating structure that supports our more focused product strategy. The realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel. As a result of these initiatives, we recorded restructuring charges of $5.7 million in fiscal 2010, and $12.3 million in fiscal 2009. For further information related to our restructuring charges, see "Note 10 — Restructuring and Other Charges" in the notes to the consolidated financial statements included in Item 8.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense and amortization of debt issuance costs on the Notes. For further discussion of the Notes, see "Note 12 — Convertible Senior Notes" in the notes to the consolidated financial statements included in Item 8. Interest and other income (expense), net decreased $2.5 million in fiscal 2010 compared to fiscal 2009. Excluding the recognition of a $6.3 million other-than-temporary impairment loss on our investments in fiscal 2009, interest and other income (expense), net, decreased $8.8 million due to:

•	lower average yields and investment balances compared to fiscal 2009;

•	interest expense on the Notes in fiscal 2010; and

•	foreign currency transaction losses.
There were no other-than-temporary impairment losses in fiscal 2010.

Income Taxes

Income tax expense for fiscal 2010 was $0.2 million, which primarily represented foreign and U.S. state taxes offset by a $3.6 million valuation allowance release related to the recognition of a net operating loss benefit claimed pursuant to a change in tax law, compared to income tax expense of $46.2 million in fiscal 2009. The change in income taxes is primarily attributable to the recording of a valuation allowance for deferred tax assets in fiscal 2009 and income taxes incurred in foreign jurisdictions, which are not reduced by losses in the United States. The effective tax rate differs significantly from the federal statutory rate primarily due to losses in the United States that are fully offset by a valuation allowance to the extent that such losses were not subject to the new five year loss carry-back provisions.

Noncontrolling Interest

The noncontrolling interest of $2.9 million in fiscal 2010 reflected the loss allocable to equity interests in THQ*ICE LLC (a joint venture with ICE Entertainment). The loss allocable to equity interests in THQ*ICE LLC was $0.3 million in fiscal 2009. This noncontrolling interest reflects the loss allocable to equity interests that are not owned by THQ. We sold our interest in THQ*ICE LLC on April 30, 2010 and thus after this date, we will not have income or loss attributable to noncontrolling interest.

Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG ("Minick"). As of December 31, 2008 we received $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the nine months ended December 31, 2008. The gain is presented as "Gain on sale of discontinued operations, net of tax" in our fiscal 2009 consolidated statements of operations. Pursuant to the Minick sale agreement, no additional consideration was outstanding as of June 30, 2008.

Liquidity and Capital Resources

(Amounts in thousands)	March 31, 2011	March 31, 2010	Change
Cash and cash equivalents	$85,603	$188,378	$(102,775)
Short-term investments	—	82,941	(82,941)
Cash, cash equivalents and short-term investments	$85,603	$271,319	$(185,716)
Percentage of total assets	11%	38%

	Fiscal Year Ended March 31,		Change
(Amounts in thousands)	2011	2010
Cash provided by (used in) operating activities	$(196,898)	$33,385	$(230,283)
Cash provided by (used in) investing activities	96,987	(69,784)	166,771
Cash provided by (used in) financing activities	(11,872)	86,418	(98,290)
Effect of exchange rate changes on cash	9,008	6,501	2,507
Net increase (decrease) in cash and cash equivalents	$(102,775)	$56,520	$(159,295)

Generally, our primary sources of liquidity are cash, cash equivalents, and short-term investments. In addition, as further discussed below, we may elect to sell or borrow against certain of our eligible North American accounts receivable. Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, purchases of hardware components for uDraw, payments to external developers and licensors, the costs of internal software development, and selling and marketing expenses.

Consistent with our previously stated strategy, fiscal 2011 was a year for investment in our pipeline of games as we positioned ourselves for significant growth in fiscal 2012 and beyond. As a result, in fiscal 2011 our cash, cash equivalents and short-term investments decreased $185.7 million, from $271.3 million at March 31, 2010 to $85.6 million at March 31, 2011. The decrease is primarily due to our investments in software development and licenses as well as the timing of collections and payments related to our late fiscal fourth quarter releases. As a result of expected cash collections during fiscal 2012 related to the March 2011 release of Homefront and the scheduled fiscal 2012 releases of core games such as Red Faction Armageddon, Warhammer 40,000: Space Marine, and Saints Row: The Third, we expect to generate significant positive cash flow in the second half of fiscal 2012.

Cash Flow from Operating Activities.    Cash used in operating activities increased $230.3 million in fiscal 2011 compared to fiscal 2010. The increase in cash used was primarily due to higher accounts receivable at the end of fiscal 2011 related to the March 2011 release of Homefront; this increase in accounts receivable was partially offset by higher accounts payable. Also contributing to the increase in cash used in operating activities were larger investments in software development and licenses in fiscal 2011 compared to fiscal 2010, as well as the larger net loss during fiscal 2011 compared to fiscal 2010 (adjusted for non-cash reconciling items such as depreciation, amortization and changes in deferred net revenue and related expenses).

Cash Flow from Investing Activities.    Cash provided by investing activities increased $166.8 million in fiscal 2011 compared to fiscal 2010. The increase in cash provided was primarily due to proceeds from sales and maturities of short-term investments.

Cash Flow from Financing Activities.    Excluding the proceeds from the issuance of the Notes on August 4, 2009, cash flow from financing activities was relatively flat in fiscal 2011 compared to fiscal 2010.

Effect of exchange rate changes on cash.    Changes in foreign currency translation rates increased our reported cash balance by $9.0 million.

Key Balance Sheet Accounts

Total current assets at March 31, 2011 were $599.7 million, up from $562.5 million at March 31, 2010. In addition to cash, cash equivalents and short-term investments, our current assets consisted primarily of:

Accounts Receivable.    Accounts receivable increased $120.3 million, from $41.3 million at March 31, 2010 to $161.6 million at March 31, 2011. Net accounts receivable was higher at the end of fiscal 2011 compared to fiscal 2010, primarily due to the March 2011 release of Homefront. Accounts receivable allowances were $87.6 million as of March 31, 2011, a $10.0 million increase from March 31, 2010. Allowances for price protection and returns as a percentage of trailing nine month net sales, excluding the impact of changes in deferred net revenue, were 11% and 10% as of March 31, 2011 and 2010, respectively. We believe our current reserves are adequate based on historical experience, inventory remaining in the retail channel and the rate of inventory sell-through in the retail channel.

Inventory.    Inventory increased $17.9 million, from $14.0 million at March 31, 2010 to $31.9 million at March 31, 2011. The increase in inventory was primarily due to inventory on hand of uDraw at the end of fiscal 2011 as well as higher inventory on hand of fiscal fourth quarter releases and fiscal first quarter releases. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve month basis were 14 and 12 at March 31, 2011 and 2010, respectively.

Licenses.    Our investment in licenses, including the long-term portion, decreased $22.1 million, from $140.3 million at March 31, 2010 to $118.2 million at March 31, 2011. The decrease was primarily due to amortization expense and impairment charges, which were partially offset by extensions of existing licenses as well as investments in new licenses in fiscal 2011.

Software Development.    Capitalized software development, including the long-term portion, increased $113.5 million, from $159.0 million at March 31, 2010 to $272.5 million at March 31, 2011. The increase in software development reflects our investment in titles that have expected release dates in fiscal 2012 and beyond. Approximately 72% of the software development asset balance at March 31, 2011 is for games that have expected release dates in fiscal 2012 and beyond.

Total current liabilities at March 31, 2011, were $379.5 million, up from $190.9 million at March 31, 2010. Current liabilities consisted primarily of:

Accounts Payable.    Accounts payable increased $60.3 million, from $40.3 million at March 31, 2010 to $100.6 million at March 31, 2011. The increase in accounts payable was primarily due to timing of product purchases and reflected the increased advertising support for our late fourth quarter and future releases.

Accrued and Other Current Liabilities.    Accrued and other current liabilities increased $7.0 million, from $130.9 million at March 31, 2010 to $137.9 million at March 31, 2011. The increase reflected higher international sales tax liabilities at the end of fiscal 2011 related to titles released late in the fiscal year, and changes in accrued royalties. These increases were partially offset by a decrease in employee related accruals.

Secured Credit Lines.    Secured credit lines decreased from $13.2 million at March 31, 2010 to zero at March 31, 2011. The credit line was related to a settlement agreement we entered into with UBS related to certain ARS. In the three months ended June 30, 2010, we paid the entire outstanding borrowings under the credit line, $13.2 million (see “Note 11 — Secured Credit Line" in the notes to the consolidated financial statements in Item 8). The credit line was terminated, pursuant to its terms, on July 2, 2010.

Our liabilities at March 31, 2011 also consisted of:

Other long-term liabilities.    Other long-term liabilities decreased $10.8 million, from $98.8 million at March 31, 2010 to $88.0 million at March 31, 2011. The decrease was primarily due to movements of accrued royalties and a portion of the settlement payment due to Jakks, from long-term into current liabilities.

Convertible Senior Notes.    We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of March 31, 2011 (see “Note 12 — Convertible Senior Notes” in the notes to the consolidated financial statements in Item 8).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At March 31, 2011, we held cash and cash equivalents of $85.6 million.  We believe that we have sufficient working capital, including cash expected to be generated from future operations, to meet our operating requirements for at least the next twelve months. Our business is cyclical and is impacted by both seasonality and the timing of new product releases. We have significant accounts receivable at March 31, 2011 from sales of our late fiscal 2011 fourth quarter title releases, including Homefront. As a result of expected cash collections during fiscal 2012 related to the March 2011 release of Homefront and the scheduled fiscal 2012 releases of core games such as Red Faction Armageddon, Warhammer 40,000: Space Marine, and Saints Row: The Third, we expect to generate significant positive cash flow in the second half of fiscal 2012.

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

In June 2009, we entered into a Loan and Security Agreement (the "Credit Facility") with Bank of America, N.A. ("B of A"), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a

$15.0 million letter of credit subfacility.  See "Note 13 — Credit Facility" in the notes to the consolidated financial statements in Item 8, for additional information regarding the Credit Facility.  We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders' obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable. At March 31, 2011 we had no borrowings under the Credit Facility.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an "Obligor") and secured by substantially all of our assets. The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor's ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At March 31, 2011 we were in compliance with all covenants related to the Credit Facility.

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in "Part I, Item 1A. Risk Factors."  We continue to focus on managing our development and operating costs to look for additional efficiencies and cost savings in order to improve future earnings. As a result, we may incur future restructuring and other charges if further changes are made to our current operating structure. We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or to take advantage of business opportunities as they arise.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Debt(4)	Other(5)	Total
2012	$104,383	$19,912	$16,555	$—	$6,582	$147,432
2013	23,448	14,199	12,737	—	4,000	54,384
2014	16,500	19,533	11,376	—	4,000	51,409
2015	19,833	2,181	10,041	100,000	—	132,055
2016	11,500	500	5,374	—	—	17,374
Thereafter	20,000	500	11,078	—	—	31,578
	$195,664	$56,825	$67,161	$100,000	$14,582	$434,232
______________________________

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of March 31, 2011 are $195.7 million. License/software development commitments in the table above include $119.5 million of commitments to licensors/developers that are included in both current and long-term accrued royalties and accrued liabilities in our consolidated balance sheets as of March 31, 2011 because the licensors/developers do not have any significant performance obligations to us.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2020. Most of our leases contain rent escalations. Of these obligations, $0.7 million and $0.6 million are accrued and classified as classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in the March 31, 2011 consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment. We expect future sublease rental income under non-cancellable agreements of approximately $1.1 million; this income is not contemplated in the lease commitments shown in the table above. Rent expense was $13.5 million, $13.9 million, and $15.9 million for fiscal years 2011, 2010, and 2009, respectively.

(4)
Convertible Senior Notes.    On August 4, 2009 we issued the Notes. The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date. In fiscal 2011 we paid $5.0 million in interest on the Notes and absent any conversions, we expect to pay $5.0 million in each of the fiscal years 2012 through 2014 and $2.5 million in fiscal 2015, for an aggregate of $17.5 million in interest payments over the remaining term of the Notes (see "Note 12 — Convertible Senior Notes" in the notes to the consolidated financial statements in Item 8).

(5)
Other.    As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements included in Item 8, amounts payable to Jakks totaling $14.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our consolidated balance sheets at March 31, 2011. The remaining other commitments included in the table above are also included as current or long-term liabilities in our March 31, 2011 consolidated balance sheets.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. At March 31, 2011, we had $3.4 million of unrecognized tax benefits. See "Note 20 — Income Taxes" in the notes to the consolidated financial statements included in Item 8 for further information regarding the unrecognized tax benefits.

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

Critical Accounting Estimates

The Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. The estimates discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. For all of these estimates, we caution that actual results may differ materially from these estimates under different assumptions or conditions.

Accounts receivable allowances. We derive revenue from sales of packaged software for video game systems and PCs and sales of content and services over the Internet and for wireless devices. Product sales are recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our PC products; however, we may decide to provide price protection or allow returns for our retail video game sales after we analyze: (i) inventory remaining in the retail channel, (ii) the rate of inventory sell-through in the retail channel, and (iii) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but do not give cash refunds. We use significant judgment and make estimates in connection with establishing allowances for price protection, returns, and doubtful accounts in any accounting period. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners. Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

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

For further information, see "Note 5 — Accounts Receivable Allowances" in the notes to the consolidated financial statements included in Item 8.

Licenses. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our consolidated balance sheets as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor. When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) and as a liability (accrued royalties) when payable rather than upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated product sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated product sales after one year. Licenses are expensed to "Cost of sales — License amortization and royalties" in our consolidated statements of operations at the higher of (i) the contractual royalty rate based on actual net product sales related to such license, or (ii) an effective rate based upon total projected net sales related to such license.

Software Development.  We utilize both internal development teams and third-party software developers to develop our software. We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future net sales. We evaluate technological feasibility on a product-by-product basis. For products where proven game engine technology exists, the establishment of technological feasibility may occur early in the development cycle. We capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to “Product development” expense in our consolidated statements of operations. Commencing upon product release, capitalized software development costs are amortized to "Cost of sales — Software amortization and royalties" in our consolidated statements of operations based on the ratio of current gross sales to total projected gross sales.

Licenses and Software Development Impairment Analysis. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis in connection with the preparation of our financial statements.  In this evaluation, we compare the carrying value of such capitalized costs to their net realizable value, on a product-by-product basis.  The net realizable value is determined using Level 3 inputs, specifically, the estimated future net sales from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and selling and marketing expenses.  Net sales inputs are developed using recent internal sales performance for similar titles, adjusted for current market trends and comparable products. As certain of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. See "Note 7 — Licenses and Software Development" for further information related to license and software development impairments.

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

Some of our packaged software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (either directly or through outsourced arrangements with third parties) maintain servers that support an online service we provide to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. Generally, we do not consider such online service to be a deliverable as it is incidental to the overall product offering. Accordingly, we do not defer any net sales related to products containing limited online services.

For an individual product with an online service that is considered a deliverable and for which we have a continuing involvement in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the packaged software product and the online service for one combined price.

•
When vendor specific objective evidence ("VSOE") of the fair value of the online service does not exist, as we have not separately offered or charged for the online service, we recognize the revenue from sales of such software products ratably over the estimated online service period, generally six months, beginning the month after shipment of the software product. Costs of sales related to such products are also deferred and recognized with the related net sales and include product costs, software amortization and royalties, and license amortization and royalties.

•
When VSOE of the fair value of an undelivered online service component of our games exists, generally when we separately offer or charge for the online service, we separate the fair value of the online service component from the revenue recognized on the sale of the boxed product.  The fair value of the online service component, and the related specifically identifiable costs of the online service, such as license and developer royalties, if any, are deferred and recognized ratably over the estimated online service period, generally six months, beginning the month after shipment of the software product.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 provides criteria for separating consideration in non-software multiple-deliverable arrangements.  It establishes a selling price hierarchy for determining the price of a deliverable and expands the disclosures related to a vendor's multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for arrangements entered into or materially modified in years beginning after June 15, 2010, which is our fiscal 2012.  Our adoption of ASU 2009-13 on April 3, 2011 did not materially impact our results of operations, financial position or cash flows.

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). ASU 2009-14 amends the Accounting Standards Codification to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our fiscal 2012. Our adoption of ASU 2009-14 on April 3, 2011 did not materially impact our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 disclosure requirements about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, and will be reflected in our Form 10-Q for the quarter ending June 30, 2011. The adoption will not materially impact our disclosures.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which will be our quarter ending March 31, 2012. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

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

Interest Rate Risk

At March 31, 2011, our $85.6 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer term investments.  The value of these investments may fluctuate with changes in interest rates, however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the year ended March 31, 2011 was $1.0 million and is included in "Interest and other income (expense), net" in our consolidated statements of operations.

At March 31, 2011, we had no outstanding balances under the Bank of America Credit Facility or under the UBS Credit Agreement, which was terminated, pursuant to its terms, on July 2, 2010.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During fiscal 2011, we did not enter into any foreign exchange forward contracts, related to cash flow hedging activities. During fiscal 2010, we entered into foreign exchange forward contracts related to cash flow hedging activities in the notional amount of $29.2 million. These contracts were settled during fiscal 2010 and resulted in a loss of $0.7 million, which is included in "Interest and other income (expense), net" in our consolidated statements of operations.

Balance Sheet Hedging Activities. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our consolidated statements of operations. The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

At March 31, 2011, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $100.6 million with a fair value that approximates zero. All of the contracts had maturities of one month and consisted primarily of Euro, GBP, CAD, and AUD. The net gain recognized from these contracts during fiscal 2011 was $6.9 million and is included in "Interest and other income (expense), net" in our consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $22.0 million and an increase in reported loss from continuing operations before income taxes of approximately $2.7 million for fiscal 2011. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $28.8 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 8.    Consolidated Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, total equity and cash flows for each of the years in the three-year period ended April 2, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of THQ Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 6, 2011

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2011	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$85,603	$188,378
Short-term investments	—	82,941
Cash, cash equivalents and short-term investments	85,603	271,319
Short-term investments, pledged	—	22,774
Accounts receivable, net of allowances	161,574	41,318
Inventory	31,905	13,970
Licenses	32,869	56,555
Software development	222,631	132,223
Deferred income taxes	8,200	5,590
Income taxes receivable	—	4,914
Prepaid expenses and other current assets	56,908	13,864
Total current assets	599,690	562,527
Property and equipment, net	28,960	28,374
Licenses, net of current portion	85,367	83,752
Software development, net of current portion	49,858	26,792
Deferred income taxes	516	433
Long-term investments	—	1,851
Other long-term assets, net	10,014	10,600
TOTAL ASSETS	$774,405	$714,329
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,550	$40,305
Accrued and other current liabilities	137,922	130,929
Deferred revenue, net	141,060	6,403
Secured credit line	—	13,249
Total current liabilities	379,532	190,886
Other long-term liabilities	88,042	98,825
Convertible senior notes	100,000	100,000
Commitments and Contingencies (see Note 22)

THQ Inc. stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of March 31, 2011; 68,300,482 and 67,729,952 shares issued and outstanding as of March 31, 2011 and March 31, 2010, respectively	683	677
Additional paid-in capital	520,797	511,922
Accumulated other comprehensive income	17,560	7,867
Accumulated deficit	(332,209)	(196,111)
Total THQ Inc. stockholders' equity	206,831	324,355
Noncontrolling interest	—	263
Total equity	206,831	324,618
TOTAL LIABILITIES AND EQUITY	$774,405	$714,329

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009
Net sales	$665,258	$899,137	$829,963
Cost of sales:
Product costs	272,021	318,590	338,882
Software amortization and royalties	129,237	196,956	296,688
License amortization and royalties	118,287	110,503	102,773
Total cost of sales	519,545	626,049	738,343

Gross profit	145,713	273,088	91,620
Operating expenses:
Product development	79,374	87,233	109,201
Selling and marketing	156,075	131,954	162,183
General and administrative	45,356	57,879	76,884
Goodwill impairment	—	—	118,799
Restructuring	602	5,671	12,266
Total operating expenses	281,407	282,737	479,333

Operating loss	(135,694)	(9,649)	(387,713)
Interest and other income (expense), net	524	(2,056)	483
Loss from continuing operations before income taxes	(135,170)	(11,705)	(387,230)
Income taxes	928	247	46,226
Loss from continuing operations	(136,098)	(11,952)	(433,456)
Gain on sale of discontinued operations, net of tax	—	—	2,042
Net loss prior to allocation of noncontrolling interest	(136,098)	(11,952)	(431,414)
Loss attributable to noncontrolling interest	—	2,935	302
Net loss attributable to THQ Inc.	$(136,098)	$(9,017)	$(431,112)

Earnings (loss) per share attributable to THQ Inc.—basic:
Continuing operations(1)	$(2.00)	$(0.13)	$(6.48)
Discontinued operations	—	—	0.03
Loss per share—basic	$(2.00)	$(0.13)	$(6.45)

Earnings (loss) per share attributable to THQ Inc.—diluted:
Continuing operations(1)	$(2.00)	$(0.13)	$(6.48)
Discontinued operations	—	—	0.03
Loss per share—diluted	$(2.00)	$(0.13)	$(6.45)

Shares used in per share calculation—basic	67,910	67,522	66,861
Shares used in per share calculation—diluted	67,910	67,522	66,861
_______________________________

(1)	Based on amounts attributable to THQ Inc. (i.e., subsequent to the allocation of noncontrolling interest).

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Amounts in thousands, except share data)

Fiscal Years Ended March 31, 2009, 2010 and 2011

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2008	66,352,994	$664	$468,693	$27,194	$244,018	—	$740,569
Exercise of options	437,754	4	5,995	—	—	—	5,999
Issuance of ESPP shares	693,711	7	3,588	—	—	—	3,595
Conversion of stock unit awards	8,100	—	—	—	—	—	—
Cancellation of restricted stock	(20,900)	—	—	—	—	—	—
Stock-based compensation	—	—	18,326	—	—	—	18,326
Taxes related to the exercise and cancellation of employee stock options	—	—	(751)	—	—	—	(751)
Noncontrolling interest investment	—	—	—	—	—	3,500	3,500
Comprehensive loss:
Net loss	—	—	—	—	(431,112)	(302)	(431,414)
Other comprehensive income (loss)
Foreign currency translation loss	—	—	—	(28,019)	—	—	(28,019)
Unrealized loss on investments, net of tax of $4.5 million	—	—	—	(7,428)	—	—	(7,428)
Reclassification of loss on investments included in net loss, net of tax of $3.5 million	—	—	—	5,861	—	—	5,861
Comprehensive loss				(29,586)	(431,112)	(302)	(461,000)
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Exercise of options	121,714	1	554	—	—	—	555
Issuance of restricted stock, net	(16,836)	—	(157)	—	—	—	(157)
Issuance of ESPP shares	134,928	1	616	—	—	—	617
Conversion of stock unit awards	43,328	—	(133)	—	—	—	(133)
Cancellation of restricted stock	(24,841)	—	—	—	—	—	—
Stock-based compensation	—	—	11,150	—	—	—	11,150
Taxes related to stock options	—	—	4,041	—	—	—	4,041
Comprehensive income (loss):
Net loss	—	—	—	—	(9,017)	(2,935)	(11,952)
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	8,978	—	—	8,978
Unrealized gain on investments, net of tax of $1.0 million	—	—	—	1,681	—	—	1,681
Reclassification of loss on investments included in net loss, net of tax of $0.2 million	—	—	—	(400)	—	—	(400)
Comprehensive income (loss)				10,259	(9,017)	(2,935)	(1,693)
Balance at March 31, 2010	67,729,952	$677	$511,922	$7,867	$(196,111)	$263	$324,618
Exercise of options	114,990	1	509	—	—	—	510
Issuance of ESPP shares	286,732	3	864	—	—	—	867
Conversion of stock unit awards	176,870	2	(449)	—	—	—	(447)
Cancellation of restricted stock	(8,062)	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	8,642	—	—	—	8,642
Taxes related to stock options	—	—	(666)	—	—	—	(666)
Sale of noncontrolling interest	—	—	—	—	—	(263)	(263)
Comprehensive income (loss):
Net loss	—	—	—	—	(136,098)	—	(136,098)
Other comprehensive income (loss):
Foreign currency translation gain	—	—	—	10,231	—	—	10,231
Unrealized gain on investments, net of tax of $0.3 million	—	—	—	2,184	—	—	2,184
Reclassification of gain on investments included in net loss, net of tax of $0.1 million	—	—	—	(2,722)	—	—	(2,722)
Comprehensive income (loss)				9,693	(136,098)	—	(126,405)
Balance at March 31, 2011	68,300,482	$683	$520,797	$17,560	$(332,209)	$—	$206,831

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss prior to allocation of noncontrolling interest	$(136,098)	$(11,952)	$(431,414)
Adjustments to reconcile net loss prior to allocation of noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	11,474	13,592	19,327
Amortization of licenses and software development(1)	257,184	241,240	327,885
Goodwill impairment charges	—	—	118,799
Gain on sale of discontinued operations	—	—	(2,042)
Loss on disposal of property and equipment	24	780	2,835
Restructuring charges	602	5,671	12,266
Changes in deferred net revenue and related expenses(3)	68,557	(5,023)	(3,599)
Amortization of debt issuance costs	785	529	—
Amortization of interest	808	818	846
(Gain) loss on investments	(3,007)	(797)	6,779
Stock-based compensation(2)	9,115	11,883	18,665
Deferred income taxes	(741)	2,532	33,388
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(115,653)	23,460	38,529
Inventory	(17,223)	12,245	10,577
Licenses	(67,744)	(41,809)	(59,979)
Software development(3)	(235,434)	(183,610)	(264,492)
Prepaid expenses and other current assets(3)	(8,335)	12,009	(8,695)
Accounts payable	57,658	(789)	(16,266)
Accrued and other liabilities(3)	(24,642)	(41,894)	2,555
Deferred net revenue	933	—	—
Income taxes	4,839	(5,500)	(138)
Net cash provided by (used in) operating activities	(196,898)	33,385	(194,174)
INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	151,565	25,776	118,295
Proceeds from sales and maturities of trading investments	22,775	8,000	—
Purchase of available-for-sale investments	(64,781)	(96,559)	(47,365)
Other long-term assets	(224)	147	66
Acquisitions, net of cash acquired	—	(840)	(4,847)
Net proceeds from sale of discontinued operations	—	—	2,042
Purchases of property and equipment	(12,348)	(6,308)	(8,658)
Net cash provided by (used in) investing activities	96,987	(69,784)	59,533
FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	1,377	1,174	9,594
Payment of debt issuance costs	—	(3,646)	—
Proceeds from issuance of convertible senior notes	—	100,000	—
Borrowings on secured credit lines	—	2,500	29,300
Payment of secured credit lines	(13,249)	(13,610)	(4,940)
Net cash provided by (used in) financing activities	(11,872)	86,418	33,954
Effect of exchange rate changes on cash	9,008	6,501	(15,275)
Net increase (decrease) in cash and cash equivalents	(102,775)	56,520	(115,962)
Cash and cash equivalents—beginning of period	188,378	131,858	247,820
Cash and cash equivalents—end of period	$85,603	$188,378	$131,858
Supplemental cash flow information:
Cash paid during the period for income taxes	$3,745	$12,580	$16,184
Cash paid during the period for interest, net of amounts capitalized	$26	$2,876	$348
________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

(3)	Fiscal 2010 and 2009 have been reclassified to conform to current period presentation with respect to change in deferred revenue and related expenses.

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•
home video game consoles such as the Microsoft Xbox 360 and Xbox 360 Kinect (collectively referred to as "Xbox 360"), Nintendo Wii ("Wii"), and Sony PlayStation 3 and PlayStation Move (collectively referred to as "PS3");

•	handheld platforms such as the Nintendo DS, DSi and 3DS (collectively referred to as "DS"), and Sony PlayStation Portable ("PSP");

•	wireless devices based on the Apple iOS (including the iPhone, iTouch and iPad), Google Android, and Windows Mobile platforms;

•	personal computers ("PCs"), including games played online; and

•	the Internet, including on social networking sites such as Facebook.

In addition to titles published on the wireless devices noted above, we also develop and publish titles (and supplemental downloadable content) for digital distribution via Sony's PlayStation Network ("PSN") and Microsoft's Xbox LIVE Marketplace ("Xbox LIVE") and Xbox LIVE Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Steam. We believe that digital delivery of games and game content is becoming an increasingly important part of our business. Accordingly, we plan to continue integrating a digital component into our franchises where applicable, thus creating an ecosystem which we believe will retain consumers and generate increased revenues.

Our titles span a wide range of categories, including action, adventure, fighting, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to children and the mass market.  Our portfolio of key brands includes:

•	games based on our owned intellectual properties including Company of Heroes, Darksiders, Homefront, Red Faction, Saints Row, and racing games based on our MX vs. ATV brand;

•	core games based on licensed properties including the Ultimate Fighting Championship ("UFC"), World Wrestling Entertainment ("WWE"), and Games Workshop's Warhammer 40,000 universe; and

•
games based on popular casual and lifestyle brands including Disney, Disney•Pixar, DreamWorks Animation, Marvel Entertainment, Mattel, NBC's The Biggest Loser, Nickelodeon, and Sony Pictures Consumer Product's JEOPARDY! and Wheel of Fortune.

Additionally, during fiscal 2011 we launched our new uDraw Game Tablet ("uDraw"), a first-of-its-kind, innovative new gaming accessory targeted at consumers of all ages. We initially developed uDraw for the Wii platform and we expect to bring it to Xbox 360 and PS3 platforms during the calendar 2011 holiday season. uDraw was launched with uDraw Studio, an expansive drawing, coloring and art-based software product. In addition to uDraw Studio, in fiscal 2011 we developed and published two other software products designed for use with uDraw – Pictionary and Dood's Big Adventure, which launched with uDraw.

2.     Summary of Significant Accounting Policies

Principles of Consolidation.  Our consolidated financial statements include the accounts of THQ Inc. and our wholly-owned subsidiaries. Our consolidated financial statements also include the THQ / JAKKS Pacific LLC ("LLC") joint venture, which was comprised of THQ and JAKKS Pacific, Inc. ("Jakks"), through December 31, 2009, the date the LLC was dissolved (see "Note 18 — Joint Venture and Settlement Agreements"). The results of operations for acquired companies have been included in our consolidated statements of operations beginning on the closing date of acquisition. All material intercompany balances and transactions have been eliminated in consolidation.

Prior to April 30, 2010, we consolidated the results of THQ*ICE LLC (a joint venture with ICE Entertainment, Inc.) in our consolidated financial statements as we believed we were the primary beneficiary and would have received the majority of expected returns or absorbed the majority of expected losses of THQ*ICE LLC.  We sold our interest in THQ*ICE LLC on April 30, 2010 and recognized an insignificant gain.

In January 2011, we sold certain wireless carrier contracts and one of our wholly-owned subsidiaries that had been involved in publishing and developing a portion of our content sold on legacy wireless platforms for an insignificant gain.  We are continuing our investment in the wireless platforms with the carrier contracts retained, focusing on the development of products for use in products based on the Apple iOS, Google Android and Microsoft Windows Mobile operating systems.

Cost of Sales — License Amortization and Royalties.  Prior to April 1, 2010, we presented "Venture partner expense" related to the license agreement that the THQ / JAKKS Pacific LLC ("LLC") joint venture, comprised of THQ and JAKKS Pacific, Inc. ("Jakks"), had with World Wrestling Entertainment, Inc. ("WWE") as a separate line item in the "Cost of sales" section of our consolidated statements of operations.  On December 31, 2009, the LLC was dissolved, the WWE license held by the LLC was terminated, and a new eight-year license was entered into directly between THQ and WWE.  The final venture partner expenses related to the LLC were recorded as of December 31, 2009.  In this Annual Report on Form 10-K ("10-K"), we include the historical venture partner expense for fiscal 2010, within "Cost of sales — License amortization and royalties" in our consolidated statements of operations for comparability. Venture partner expense in fiscal 2011, 2010 and 2009 was zero, $14.5 million and $19.7 million, respectively (see “Note 18 — Joint Venture and Settlement Agreements).

Fiscal Year.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. The results of operations for the fiscal years ended March 31, 2011, 2010 and 2009 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ended March 31, 2011 ("fiscal 2011")	52 weeks	April 2, 2011
Year ended March 31, 2010 ("fiscal 2010")	53 weeks	April 3, 2010
Year ended March 31, 2009 ("fiscal 2009")	52 weeks	March 28, 2009

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

Foreign Currency Translation.  Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency and are included in "Interest and other income (expense), net" in our consolidated statements of operations. For fiscal 2011, foreign currency transaction gains were $0.3 million, compared to a loss of $1.1 million and a gain of $0.8 million in fiscal 2010 and 2009, respectively.

Cash, Cash Equivalents and Investment Securities.  We consider all money market funds and highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments designated as trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses recognized in earnings. Investments designated as available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as "Interest and other income (expense), net" in our consolidated statements of operations.

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

The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in "Prepaid expense and other current assets" or "Accrued and other current liabilities," respectively, on our consolidated balance sheets. As discussed below, gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

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

Accounts Receivable Allowances.  We derive revenue from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. Product sales are recognized net of allowances for price protection and returns and various customer discounts. We typically only allow returns for our PC products; however, we may decide to provide price protection or allow returns for our video games after we analyze: (i) inventory remaining in the retail channel, (ii) the rate of inventory sell-through in the retail channel, and (iii) our remaining inventory on hand. We maintain a policy of giving credits for price protection and returns, but we do not give cash refunds. We use significant judgment and make estimates in connection with establishing allowances for price protection, returns, and doubtful accounts in any accounting period. Included in our accounts receivable allowances is our allowance for co-operative advertising that we engage in with our retail channel partners. Our co-operative advertising allowance is based upon specific contractual commitments and does not involve estimates made by management.

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

For further information, see "Note 5 — Accounts Receivable Allowances."

Concentrations of Credit Risk.  Financial instruments which potentially subject us to concentration of credit risk generally consist principally of cash and cash equivalents, short-term investments, accounts receivable and long-term investments. We place cash and cash equivalents and short-term investments with high credit-quality financial institutions and limit the amount of credit exposure to any one financial institution. We believe the risk related to cash and cash equivalents, and accounts receivable is not material due to the short-term nature of such assets.

Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers, maintain an allowance for potential credit losses, and most of our foreign receivables are covered by credit insurance. As of March 31, 2011 and 2010, 20% of our gross accounts receivable outstanding was with one major customer. Excluding changes in deferred net revenue, which do not impact our cash collections, our largest single customer accounted for 18%, 17%, and 14%

of our gross sales in fiscal 2011, fiscal 2010, and fiscal 2009, respectively; and our second largest customer accounted for 13%, 15%, and 13% of our gross sales in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Inventory.  Inventory, which consists principally of finished products, is stated at the lower of cost (moving weighted average) or market. We estimate the net realizable value of slow-moving inventory on a title by title basis, and charge the excess of cost over net realizable value to "Cost of sales — Product costs" in our consolidated statements of operations.

Property and Equipment.  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.

Licenses. Minimum guaranteed royalty payments for intellectual property licenses are initially recorded on our consolidated balance sheets as an asset (licenses) and as a liability (accrued royalties) at the contractual amount upon execution of the contract if no significant performance obligation remains with the licensor. When a significant performance obligation remains with the licensor, we record royalty payments as an asset (licenses) and as a liability (accrued royalties) when payable rather than upon execution of the contract. Royalty payments for intellectual property licenses are classified as current assets and current liabilities to the extent such royalty payments relate to anticipated product sales during the subsequent year and long-term assets and long-term liabilities if such royalty payments relate to anticipated product sales after one year. Licenses are expensed to "Cost of sales — License amortization and royalties" in our consolidated statements of operations at the higher of (i) the contractual royalty rate based on actual net product sales related to such license, or (ii) an effective rate based upon total projected net sales related to such license.

Software Development.  We utilize both internal development teams and third-party software developers to develop our software. We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future net sales. We evaluate technological feasibility on a product-by-product basis. For products where proven game engine technology exists, the establishment of technological feasibility may occur early in the development cycle. Once technological feasibility is established, we capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to “Product development” expense in our consolidated statements of operations. Commencing upon product release, capitalized software development costs are amortized to "Cost of sales — Software amortization and royalties" in our consolidated statements of operations based on the ratio of current gross sales to total projected gross sales.

Licenses and Software Development Impairment Analysis. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis in connection with the preparation of our financial statements.  In this evaluation, we compare the carrying value of such capitalized costs to their net realizable value, on a product-by-product basis.  The net realizable value is determined using Level 3 inputs, specifically, the estimated future net sales from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and selling and marketing expenses.  Net sales inputs are developed using recent internal sales performance for similar titles, adjusted for current market trends and comparable products. As certain of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. See "Note 7 — Licenses and Software Development" for further information related to license and software development impairments.

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

Some of our packaged software products are developed with the ability to be connected to, and played via, the Internet. In order for consumers to participate in online communities and play against one another via the Internet, we (either directly or through outsourced arrangements with third parties) maintain servers that support an online service we provide to consumers for activities such as matchmaking, roster updates, tournaments and player rankings. Generally, we do not consider such online service to be a deliverable as it is incidental to the overall product offering. Accordingly, we do not defer any net sales related to products containing limited online services.

For an individual product with an online service that is considered a deliverable and for which we have a continuing involvement in addition to the software product, we account for the sale as a "bundled" sale, or multiple element arrangement, in which we sell both the packaged software product and the online service for one combined price.

•
When vendor specific objective evidence ("VSOE") of the fair value of the online service does not exist, as we have not separately offered or charged for the online service, we recognize the revenue from sales of such software products ratably over the estimated online service period, generally six months, beginning the month after shipment of the software product. Costs of sales related to such products are also deferred and recognized with the related net sales and include product costs, software amortization and royalties, and license amortization and royalties.

•
When VSOE of the fair value of an undelivered online service component of our games exists, generally when we separately offer or charge for the online service, we separate the fair value of the online service component from the revenue recognized on the sale of the boxed product.  The fair value of the online service component, and the related specifically identifiable costs of the online service, such as license and developer royalties, if any, are deferred and recognized ratably over the estimated online service period, generally six months, beginning the month after shipment of the software product.

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

Software Licenses: We also license the rights to certain of our owned intellectual property and through these agreements we receive royalties from the licensees. For those agreements that provide the customers the right to multiple copies in exchange for guaranteed minimum royalty amounts, net sales are recognized at delivery of the product master or the first copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. We recognize these royalties as net sales as statements of amounts earned are received from our licensees.

Digital and Wireless Revenue: We recognize digital and wireless revenue principally from the sale or subscription of our products to consumers under agreements with digital distributors and wireless carriers, in the period in which our products are purchased by consumers, assuming that: fees are fixed and determinable; we have no significant obligations remaining and collection of the related receivable is reasonably assured. In accordance with the agreements, the digital distributors and wireless carriers are responsible for billing, collecting and remitting our revenue to us. We recognize as net sales, the amount reported to us by the digital distributors and wireless carriers, net of any distribution, service or other fees earned and deducted by the digital distributors and wireless carriers. Certain of the digital distributors and wireless carriers provide us with monthly statements of sales data within 10 to 45 days following the end of each month; we recognize this revenue when it is reported to us.

Shipping and Handling.  Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "Cost of sales — product costs" in our consolidated statements of operations.

Advertising.  Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. We engage in co-operative advertising with some of our retail channel partners. We accrue the associated costs when net sales are recognized and such amounts are included in selling and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified; otherwise, they are recognized as a reduction of net sales. Advertising costs, included in "Selling and marketing" expense in our consolidated statements of operations, for fiscal 2011, 2010 and 2009 are $78.0 million, $69.7 million and $77.6 million, respectively.

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

Capitalization of interest expense. We capitalize interest expense related to in-process software development costs.  Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize capitalized interest to software development amortization as part of the software development costs; see "Note 12 — Convertible Senior Notes." We began capitalizing interest expense in the fourth quarter of fiscal 2011, see "Note 25 — Quarterly Financial Data (Unaudited)" for a discussion of the impact of this change.

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

Basic and Diluted Earnings Per Share.  Basic loss per share is computed as net loss attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our ESPP, and the conversion of our convertible senior notes. On August 4, 2009, we issued $100.0 million 5% convertible senior notes ("Notes"); see "Note 12 — Convertible Senior Notes." Under the provisions of the if-converted method, the Notes are assumed to have been converted at the beginning of the respective period or at the time of issuance if later, and are included in the denominator of the diluted calculation. The after-tax interest expense, amortization of previously capitalized interest expense, and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation. However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation is dilutive.

Recently Issued Accounting Pronouncements.  In October 2009, the FASB issued ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force" ("ASU 2009-13"). ASU 2009-13 provides criteria for separating consideration in non-software multiple-deliverable arrangements.  It establishes a selling price hierarchy for determining the price of a deliverable and expands the disclosures related to a vendor's multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for arrangements entered into or materially modified in years beginning after June 15, 2010, which is our fiscal 2012.  Our adoption of ASU 2009-13 on April 3, 2011 did not materially impact our results of operations, financial position or cash flows.

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). ASU 2009-14 amends the Accounting Standards Codification ("ASC") to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is our fiscal 2012. Our adoption of ASU 2009-14 on April 3, 2011 did not materially impact our results of operations, financial position or cash flows.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. ASU 2010-06 disclosure requirements about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, and will be reflected in our Form 10-Q for the quarter ending June 30, 2011. The adoption will not materially impact our disclosures.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which will be our quarter ending March 31, 2012. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

3.    Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (amounts in thousands):

	March 31, 2011	March 31, 2010
Cash and time deposits	$55,142	$116,170
Money market funds	30,461	21,049
Negotiable certificates of deposit(1)	—	28,545
Corporate securities	—	8,439
Municipal securities(2)	—	14,175
Cash and cash equivalents	$85,603	$188,378
____________________________________

(1)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(2)	Municipal securities consist of bonds issued or deemed to be guaranteed by non-U.S. governments.

As of March 31, 2011 we had no trading securities classified as cash equivalents. At March 31, 2010 we had $51.2 million of trading securities classified as cash equivalents. These investments were made up of negotiable certificates of deposit, corporate securities, and municipal securities, which, when purchased by us, had remaining maturities of three months or less. There were no gains or losses on these trading securities in fiscal 2011 and 2010.

4.    Investment Securities

As of March 31, 2011 we had no securities classified as investments in our consolidated balance sheets. The following table summarizes our investment securities and their related inception-to-date gross unrealized gains and (losses), as of March 31, 2011 and 2010 (amounts in thousands):

	March 31, 2011	March 31, 2010
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities(1)	$—	$17,222	$26	$(7)	$17,241
Corporate securities	—	64,220	187	(53)	64,354
Negotiable certificates of deposit(2)	—	1,347	—	(1)	1,346
Total short-term investments	—	82,789	213	(61)	82,941
Long-term investments:
Municipal securities(3)	—	2,000	—	(149)	1,851
Total long-term investments	—	2,000	—	(149)	1,851
Total available-for-sale investment securities	—	$84,789	$213	$(210)	84,792
Put option	—				1,738
Trading securities(4)	—				21,036
Total short-term investments, pledged	—				22,774
Total investment securities	$—				$107,566
______________________

(1)	Municipal securities classified as short-term includes bonds issued or deemed to be guaranteed by non-U.S. governments, U.S. agency securities, U.S. Treasury securities, and local governments.

(2)	Negotiable certificates of deposit consist of certificates issued by institutions outside the U.S.

(3)	Municipal securities classified as long-term, consist of municipal ARS substantially all of which are backed by monoline bond insurance companies.

(4)
Trading securities classified as short-term, pledged, consist of student loan ARS substantially all of which are guaranteed by the U.S. government under the Federal Family Educational Loan Program and backed by monoline bond insurance companies.

Available-for-sale investments

At March 31, 2011 we had no investment securities classified as available-for-sale. At March 31, 2010 our portfolio of available-for-sale investments included two investments that have been in a continuous unrealized loss position for more than 12 months; both investments were long-term municipal ARS. The inception-to-date gross unrealized losses and fair value of these investments at March 31, 2010 were $0.1 million and $1.9 million, respectively.  These losses were temporary and attributed to the limited liquidity of these investments.

In fiscal 2011 and 2010 we had pre-tax net unrealized gains of $2.8 million and $1.0 million on available-for-sale securities that were included in "Accumulated other comprehensive income" in our consolidated balance sheets.  In addition, in fiscal 2011 and 2010, we had a pre-tax unrealized holding loss of $0.9 million and a pre-tax unrealized holding gain of $1.7 million, respectively, on our investment in Yuke's Co., Ltd. ("Yuke's") that is classified as available-for-sale and are included in "Other long-term assets, net" in our consolidated balance sheets (see "Note 9 — Other Long-Term Assets").

Realized gains and losses on sales of available-for-sale securities are recognized in net income (loss) on the specific identification basis and are included in "Interest and other income (expense), net" in our consolidated statements of operations. Pre-tax realized gains and losses in fiscal 2011 and 2010 are shown in the table below (amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010
Pre-tax realized gains	$3,366	$600
Pre-tax realized losses	$561	$—

The following table summarizes the amortized cost and fair value of our available-for-sale investment securities, classified by stated maturity as of as of March 31, 2011 and 2010 (amounts in thousands):

	March 31, 2011	March 31, 2010
	Fair Value	Amortized Cost	Fair Value
Short-term investments:
Due in one year or less	$—	$31,834	$31,888
Due after one year through five years	—	50,955	51,053
Total short-term investments	—	82,789	82,941
Long-term investments:
Due after one year through five years	—	500	490
Due after ten years	—	1,500	1,361
Total long-term investments	—	2,000	1,851
Total available-for-sale investment securities	$—	$84,789	$84,792

Auction Rate Securities

At March 31, 2010, we had $1.9 million of available-for-sale ARS classified as "Long-term investments," and $21.0 million of trading ARS classified as "Short-term investments, pledged" in our consolidated balance sheets.  These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rate resets through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process or semi-annually and is based upon the interest rate determined during the prior auction. In addition, as further discussed below, we held a $1.7 million put option related to the short-term trading ARS that is also classified as "Short-term investments, pledged" in our consolidated balance sheets.

In October 2008, we entered into a settlement agreement with UBS Financial Services Inc. ("UBS"), the broker of certain of our ARS (the "UBS Agreement").   The UBS Agreement provided us with Auction Rate Securities Rights ("Rights") to sell such ARS to UBS at the par value of the underlying securities at any time during the period from June 30, 2010 through July 2, 2012 and in return, we agreed to release UBS from certain potential claims related to the ARS in certain specified circumstances.  These Rights were a freestanding instrument accounted for separately from the ARS, and were registered, nontransferable securities accounted for as a put option.  At March 31, 2010, the put option had a fair value of $1.7 million and is recorded in "Short-term investments, pledged" in our consolidated balance sheets along with the underlying ARS which had a fair value of $21.0 million.

On June 30, 2010, we exercised our Rights and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.  Accordingly, in the three months ended June 30, 2010, we recognized a loss of $1.7 million due to the exercise of the put option, which is recorded in "Interest and other income (expense), net" in our consolidated statements of operations.  This loss was offset by a gain of $1.7 million on the settlement of the underlying ARS.

Additionally, pursuant to the UBS Agreement, we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010 (see "Note 11 — Secured Credit Line"). In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million. The credit line established pursuant to the Credit Agreement was secured by certain of our ARS held with UBS.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and the credit line was terminated, pursuant to its terms, on July 2, 2010.

5.    Accounts Receivable Allowances

Accounts receivable allowances at March 31, 2011, 2010 and 2009 consisted of the following (amounts in thousands):

	Balance at Beginning of Period	Provisions(1)	Deductions(1)	Balance at End of Period
Year Ended March 31, 2011
Allowance for price protection and returns	$69,126	$142,830	$(138,924)	$73,032
Allowance for co-op advertising	6,668	28,594	(23,783)	11,479
Allowance for doubtful accounts and other	1,750	(1,621)	2,915	3,044
Total	$77,544	$169,803	$(159,792)	$87,555
Year Ended March 31, 2010
Allowance for price protection and returns	$75,312	$139,121	$(145,307)	$69,126
Allowance for co-op advertising	13,327	28,758	(35,417)	6,668
Allowance for doubtful accounts and other	12,394	118	(10,762)	1,750
Total	$101,033	$167,997	$(191,486)	$77,544
Year Ended March 31, 2009
Allowance for price protection and returns	$92,788	$194,562	$(212,038)	$75,312
Allowance for co-op advertising	19,907	53,309	(59,889)	13,327
Allowance for doubtful accounts and other	346	14,412	(2,364)	12,394
Total	$113,041	$262,283	$(274,291)	$101,033

(1) Provisions and deductions of “Allowance for doubtful accounts and other” includes recoveries of previously written off accounts receivables.

6.    Balance Sheet Details

Inventory.    Inventory at March 31, 2011 and 2010 consisted of the following (amounts in thousands):

	March 31, 2011	March 31, 2010
Components	$3,390	$2,447
Finished goods	28,515	11,523
Inventory	$31,905	$13,970

Prepaid expenses and other current assets. Prepaid expenses and other current assets at March 31, 2011 primarily consisted of product costs totaling $32.0 million that were deferred in connection with the changes in deferred net revenue, and also included product prepayments of $4.5 million. Prepaid expenses and other current assets at March 31, 2010 primarily consisted of product prepayments of $1.2 million.

Property and Equipment, net.    Property and equipment, net at March 31, 2011 and 2010 consisted of the following (amounts in thousands):

	Useful Lives	March 31, 2011	March 31, 2010
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	60,254	53,454
Furniture, fixtures and equipment	5 yrs	8,880	7,444
Leasehold improvements	3-6 yrs	15,999	12,978
Automobiles	2-5 yrs	88	78
		86,352	75,085
Less: accumulated depreciation		(57,392)	(46,711)
Property and equipment, net		$28,960	$28,374

Depreciation expense associated with property and equipment amounted to $11.5 million, $12.8 million and $17.5 million for fiscal 2011, 2010 and 2009, respectively.

Accrued and Other Current Liabilities.    Accrued and other current liabilities at March 31, 2011 and 2010 consisted of the following (amounts in thousands):

	March 31, 2011	March 31, 2010
Accrued liabilities	$33,175	$16,613
Settlement payment due to Jakks	6,000	6,000
Accrued compensation	20,093	34,696
Accrued third-party software developer milestones	22,951	23,676
Accrued royalties	55,703	49,944
Accrued and other current liabilities	$137,922	$130,929

Other Long-Term Liabilities.    Other long-term liabilities at March 31, 2011 and 2010 consisted of the following (amounts in thousands):

	March 31, 2011	March 31, 2010
Accrued royalties	$69,209	$75,163
Unrecognized tax benefits and related interest	—	1,612
Deferred rent	7,517	5,148
Accrued liabilities	4,215	4,741
Settlement payment due to Jakks	7,101	12,161
Other long-term liabilities	$88,042	$98,825

A portion of the settlement payment due to Jakks is reflected in "Accrued and other current liabilities" and a portion is reflected in "Other long-term liabilities" in our consolidated balance sheets at the present value of the consideration payable under the agreement between THQ and Jakks.  See "Note 18 — Joint Venture and Settlement Agreements" for a discussion of the Jakks settlement payments.

7.    Licenses and Software Development

Licenses. At March 31, 2011 and 2010, the net carrying value of our licenses was $118.2 million and $140.3 million, respectively, and is reflected as “Licenses” and “Licenses, net of current portion” in our consolidated balance sheets. Additionally, as of March 31, 2011, we had commitments of $13.1 million that are not reflected in our consolidated financial statements due to remaining performance obligations of the licensor.

Software Development. As of March 31, 2011 and 2010, the net carrying value of our software development was $272.5 million and $159.0 million, respectively, and is reflected as “Software development” and “Software development, net of current portion” in our consolidated balance sheet. Additionally, as of March 31, 2011 we had commitments of $63.1 million that are not reflected in our consolidated financial statements due to remaining performance obligations of the developer.

Impairment analysis. Data published in early calendar 2011 indicated a significant industry slowdown in console titles aimed at children (particularly kids movie-based titles). This change in consumer preferences, combined with our lower than anticipated sales on similar titles in this holiday season, caused us to significantly lower our current expectations of future sales related to several of our unreleased kids movie-based licensed titles and resulted in license impairment charges of $30.3 million in fiscal 2011. A hypothetical 10% adverse change in the net sales inputs used to determine the impairments on these titles would have resulted in an increase to the impairment charges recorded by $3.0 million. In fiscal 2011 and 2010, license impairment charges totaled $36.2 million and $5.4 million, respectively. Additionally in fiscal 2011 we recorded charges of $0.4 million related to game cancellations under our realignment plans as further discussed in "Note 10 — Restructuring and Other Charges." These charges are recorded in “Cost of sales — License amortization and royalties" expense in our consolidated statements of operations.

In fiscal 2011 we recorded software development impairment charges of $7.0 million.  Additionally, in fiscal 2011 and fiscal 2010, we recorded charges of $9.9 million and $7.9 million, respectively, related to game cancellations under our realignment plans as further discussed in "Note 10 — Restructuring and Other Charges."  These charges are recorded in “Cost of sales — Software amortization and royalties" expense in our consolidated statements of operations.

8.    Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in "Other long-term assets, net," except licenses and software development, which are reported separately in our consolidated balance sheets. Other than licenses and software development, we did not have any other net intangible asset balances at March 31, 2011 and 2010. Finite-lived other intangible assets were amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years and were assessed for impairment whenever events or changes in circumstances indicated that their carrying amount may not have been recoverable. Amortization of other intangible assets for fiscal 2011, 2010 and 2009 was zero, $0.8 million and $1.8 million, respectively. Additionally, in fiscal 2010 we recognized $2.9 million of restructuring charges related to the write-off of intangible assets related to our fiscal 2009 realignment plan.

9.    Other Long-Term Assets

Other long-term assets includes our investment in Yuke's, a Japanese video game developer. We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan. This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of other comprehensive income until realized. In fiscal 2011 the pre-tax unrealized holding loss related to our investment in Yuke's was $0.9 million, and in fiscal 2010 the pre-tax unrealized holding gain was $1.7 million. As of March 31, 2011, the inception-to-date net unrealized holding gain on our investment in Yuke's was $1.5 million. Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our consolidated balance sheets.

Other long-term assets as of March 31, 2011 and 2010 consisted of the following (amounts in thousands):

	March 31, 2011	March 31, 2010
Investment in Yuke's	$4,686	$5,564
Deferred financing costs	2,146	2,781
Other	3,182	2,255
Total other long-term assets	$10,014	$10,600

10.    Restructuring and Other Charges

Fiscal 2011 Fourth Quarter Realignment.  In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models.  This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations.   In connection with this change, we incurred $1.3 million of cash severance charges related to the elimination of positions (recorded within operating expenses in our consolidated statements of operations) and $76,000 of lease and other contract termination charges (recorded within "Restructuring" in our consolidated statements of operations).  We expect to incur up to an additional $5.0 million in future severance and contract termination charges during fiscal 2012 as projects are completed and facilities are vacated.

Fiscal 2011 Third Quarter Realignment.  In the third quarter of fiscal 2011, we reevaluated our strategy of adapting certain Western content for free-to-play online games in Asian markets.  As a result, we cancelled two games, eliminated certain positions, and closed our Korean support office. Restructuring expenses recorded in fiscal 2011 related to the closure of our Korean support office were $49,000, and consisted of lease and other contract termination charges and write-offs of related long-lived assets. The cancellation of the games, Company of Heroes Online and WWE Online, resulted in charges of $9.9 million recorded in "Cost of sales — Software amortization and royalties" and $0.4 million in "Cost of sales — License amortization and royalties" in our consolidated statements of operations.  Additionally, we incurred $0.9 million of cash severance charges related to eliminated positions, which were classified within operating expenses in our consolidated statements of operations. We do not expect any future charges under the fiscal 2011 third quarter realignment.
Fiscal 2009 Realignment. During fiscal 2009, we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We significantly realigned our business to focus on fewer, higher quality games, and established an operating structure that supports our more focused product strategy.  The fiscal 2009 realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel. Restructuring charges and adjustments are recorded as "Restructuring" expenses in our consolidated statements of operations and have included the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  In fiscal 2011 and fiscal 2010, restructuring charges and adjustments related to the fiscal 2009 realignment were $0.5 million and $5.7 million, respectively. As of March 31, 2011, total restructuring charges under the fiscal 2009 realignment amounted to $18.5 million. In fiscal 2010, related to the 2009 realignment, we also incurred non-cash charges of $7.9 million related to the write-off of capitalized software for games that were cancelled in connection with the realignment plan (recorded in "Cost of sales — Software amortization and royalties") and cash charges of $1.3 million related to severance and other employee benefits (recorded within operating expenses in our consolidated statements of operations). We do not expect any future charges under the fiscal 2009 realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

The following tables summarize the restructuring components and activity under the fiscal 2009 realignment for the years ended March 31, 2011 and 2010, and the related restructuring reserve balances (amounts in thousands):

	Fiscal 2009 Realignment
	Fiscal Year Ended March 31, 2011			Fiscal Year Ended March 31, 2010
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$2,392	$—	$2,392	$5,056	$—	$5,056
Charges to operations	477	—	477	1,936	3,735	5,671
Non-cash write-offs	—	—	—	—	(3,735)	(3,735)
Cash payments, net of sublease income	(1,788)	—	(1,788)	(4,828)	—	(4,828)
Foreign currency and other adjustments	254	—	254	228	—	228
Ending balance	$1,335	$—	$1,335	$2,392	$—	$2,392

As of March 31, 2011, $0.7 million of the restructuring accrual is included in "Accrued and other current liabilities" and $0.6 million is included in "Other long-term liabilities" in our consolidated balance sheets.  As of March 31, 2010, $1.6 million of the restructuring accrual is included in "Accrued and other current liabilities" and $0.8 million is included in "Other long-term liabilities" in our consolidated balance sheets.  The accrual balances at March 31, 2011 and March 31, 2010 related to future lease payments for facilities vacated under the fiscal 2009 realignment, offset by estimates of future sublease income.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were abandoned.

11.    Secured Credit Line

In October 2008, in conjunction with the UBS Agreement (see "Note 4 — Investment Securities"), we entered into a Credit Agreement with UBS Bank USA, which allowed us to borrow up to 75% of the market value of the ARS (as determined by UBS) at any time, on a no net interest basis, to the extent that such ARS continued to be illiquid or until June 30, 2010.  Borrowings under the credit line were due on demand and were secured by certain of our ARS held with UBS.  In the three months ended June 30, 2010, we repaid the entire amount outstanding under the credit line, which was $13.2 million.  At June 30, 2010 we had no borrowings outstanding under the Credit Agreement and the credit line was terminated, pursuant to its terms, on July 2, 2010.

In December 2008, we obtained a margin account at Wells Fargo & Company for the purpose of borrowing against our ARS; this account was terminated in the three months ended December 31, 2009.

12.    Convertible Senior Notes

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at March 31, 2011, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our consolidated balance sheets at March 31, 2011; these costs are being amortized over the term of the Notes.  Amortization expense associated with these costs is classified as "Interest and other income (expense), net" in our consolidated statements of operations and was $0.6 million and $0.4 million in fiscal 2011 and fiscal 2010, respectively.

As discussed in “Note 2 — Summary of Significant Accounting Policies” and as further discussed in "Note 25 — Quarterly Financial Data (Unaudited)," we capitalize interest expense to software development.  The following table summarizes the interest expense included in our consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2010	$—
Interest expense capitalized during the period	4,990
Amortization of capitalized interest expense	(672)
Balance at March 31, 2011	$4,318

Interest expense related to the Notes that is not capitalized to software development is classified as "Interest and other income (expense), net" in our consolidated statements of operations and was $10,000 and $3.1 million in fiscal 2011 and fiscal 2010, respectively.  The effective interest rate, before capitalization of any interest expense and including amortization of debt issuance costs, was 5.65% and 5.35% in fiscal 2011 and fiscal 2010, respectively.

13.    Credit Facility

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable.  At March 31, 2011, we had no borrowings under the Credit Facility.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an "Obligor") and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor's ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At March 31, 2011 we were in compliance with all covenants related to the Credit Facility.

14.    Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of March 31, 2011 and March 31, 2010 we had $28.6 million, authorized and available for common stock repurchases.  During fiscal 2011, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

15.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Securities	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2008	$25,479	$1,715	$27,194
Other comprehensive loss	(28,019)	(1,567)	(29,586)
Balance at March 31, 2009	(2,540)	148	(2,392)
Other comprehensive income	8,978	1,281	10,259
Balance at March 31, 2010	6,438	1,429	7,867
Other comprehensive income (loss)	10,231	(538)	9,693
Balance at March 31, 2011	$16,669	$891	$17,560

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

16.    Earnings (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Net loss attributable to THQ Inc. used to compute basic loss per share	$(136,098)	$(9,017)	$(431,112)

Weighted-average number of shares outstanding — basic	67,910	67,522	66,861
Dilutive effect of potential common shares	—	—	—
Number of shares used to compute loss per share — diluted	67,910	67,522	66,861

As a result of our net loss in fiscal 2011 and 2010, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted loss per share calculation.  The Notes were issued on August 4, 2009 and thus were not outstanding during fiscal 2009.

As a result of our net loss for fiscal years 2011, 2010 and 2009, all potential shares were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.  As a result, there were 10.2 million, 10.4 million and 9.0 million potential common shares that were excluded from the computation of diluted loss per share for fiscal 2011, 2010 and 2009, respectively.  Had we reported net income for fiscal 2011, 2010 and 2009, an additional 0.4 million, 0.3 million and 0.7 million shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share.

17.    Employee Defined Contribution Plan

For our United States employees we sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows for discretionary company matching of employee contributions as well as discretionary profit-sharing contributions based on company performance. We also have various defined contribution/pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require company contributions. Employer contributions under all defined contribution/pension plans were $3.4 million, $1.9 million and $5.9 million in fiscal 2011, 2010 and 2009, respectively. The increase in employer contributions in fiscal 2011 was due to our cost containment efforts in fiscal 2010, which included suspension of payments for discretionary plans in fiscal 2010.

18.    Joint Venture and Settlement Agreements

In June 1998, the THQ / Jakks Pacific, LLC (“LLC”) joint venture, between THQ and JAKKS Pacific, Inc. (“Jakks”), entered into a video game license agreement with the WWE. As THQ was responsible for funding all operations and managing the day-to-day operations of the LLC, including undertaking all tasks necessary to develop and publish games based on the WWE license, we consolidated the results of the LLC with our results as we were determined to be the primary beneficiary of the LLC. Jakks was entitled to a preferred payment from net sales derived from the WWE license (the “Preferred Return”) and such expenses are classified as “Cost of sales — License amortization and royalties” in our consolidated statements of operations. The initial Preferred Return rate expired June 30, 2006. Since THQ and Jakks could not agree on a new Preferred Return rate for the period subsequent to June 30, 2006, THQ continued to accrue the Preferred Return at the initial rate, as the best basis available upon which to estimate this expense, until a new rate could be agreed upon.

On August 17, 2009, THQ entered into a settlement agreement with Jakks that reflected the decision of an arbitrator, who established a Preferred Return rate for the period subsequent to June 30, 2006 at a rate that was 40% lower than the rate previously accrued. As a result, we revised our estimate of the Preferred Return and recorded a one-time reduction in “Cost of sales — License amortization and royalties” in our consolidated statements of operations related to the Preferred Return of $24.2 million during the three months ended September 30, 2009.

In addition to our dispute with Jakks related to the Preferred Return, from October 2004 through December 2009, we were involved in various legal disputes with both WWE and Jakks related to the WWE license. On December 22, 2009, we entered into inter-dependent settlement agreements with both WWE and Jakks related to the WWE license and the LLC that resulted in a one-time charge of $29.5 million recorded in “Cost of sales — License amortization and royalties” expense in our consolidated statements of operations in the three months ended December 31, 2009. These agreements, combined, settled all outstanding litigation among THQ, WWE and Jakks; provided a new eight-year video game license between THQ and WWE; required THQ to immediately pay $13.2 million to WWE and $20.0 million to Jakks in future installments; and dissolved the LLC as of December 31, 2009.

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

19.    Stock-based Compensation

Options and awards outstanding at March 31, 2011 were granted under the THQ Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan") or the THQ Inc. 2006 Long-Term Incentive Plan ("LTIP"). The 1997 Plan provided for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors, and the NEEP Plan provided for the issuance of up to 2,142,000 shares available for nonexecutive employees of THQ of which no more than 20% was available for awards to our nonexecutive officers and no more than 15% was available for awards to the nonexecutive officers or general managers of our subsidiaries or divisions.  The 1997 Plan was cancelled on July 20, 2006, the same day THQ's stockholders approved the LTIP.

Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs").  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of March 31, 2011, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 11,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of March 31, 2011, we had 4,928,657 shares available for grant under the LTIP.

The purchase price per share of common stock purchasable upon exercise of each option granted under the 1997 Plan and the LTIP may not be less than the fair market value of such share of common stock on the date that such option is granted.  Generally, options granted under our plans become exercisable over three years and expire on the fifth anniversary of the grant date.  Other vesting terms are as follows:
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

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan, as amended and restated ("ESPP").   Under the ESPP, up to 1,500,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an "Offering Period").  The first business day of each Offering Period is referred to as the "Offering Date."  The last business day of each Offering Period is referred to as the "Purchase Date."  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date.  The fair value of the ESPP options granted is amortized over the offering period. At March 1, 2011 we had insufficient shares available for issuance under the ESPP and accordingly we suspended offerings as of that date.

Stock-based compensation includes all awards and purchase opportunities: stock options, PARS, PARSUs, DSUs, RSUs and ESPP options. Nonvested shares and vested shares refer to our PARS, PARSU, DSU and RSU awards.

For fiscal 2011, 2010 and 2009, stock-based compensation expense recognized in our consolidated statements of operations was as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Cost of sales — Software amortization and royalties	$2,761	$3,408	$5,797
Product development	1,234	2,606	3,242
Selling and marketing	1,246	1,181	2,432
General and administrative	3,874	4,688	7,128
Stock-based compensation expense before income taxes	9,115	11,883	18,599
Income tax benefit(1)	(2,755)	(3,352)	(5,447)
Total stock-based compensation expense after income taxes	$6,360	$8,531	$13,152
______________________________

(1)
Income tax benefit presented for fiscal 2011, fiscal 2010, and a portion of fiscal 2009, is presented prior to consideration of our deferred tax asset valuation allowance; see "Note 20—Income Taxes" for further information.

As discussed in "Note 2 — Summary of Significant Accounting Policies," we capitalize relevant amounts of stock-based compensation expense. The following table summarizes stock-based compensation expense included in our consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2009	$2,373
Stock-based compensation expense capitalized during the period	2,637
Amortization of capitalized stock-based compensation expense	(3,408)
Balance at March 31, 2010	$1,602
Stock-based compensation expense capitalized during the period	2,259
Amortization of capitalized stock-based compensation expense	(2,761)
Balance at March 31, 2011	$1,100

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in fiscal 2011, 2010 and 2009 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

The fair value of stock options and ESPP options granted is estimated on the date of grant using the Black-Scholes option pricing model.  Anticipated volatility is based on implied volatilities from traded options on our stock and on our stock's historical volatility.  The expected term of our stock options granted is based on historical exercise data and represents the period of time that stock options granted are expected to be outstanding and the expected term for our ESPP options is the six-month offering period.  Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The risk-free rate for periods within the expected lives of stock options and ESPP options are based on the U.S. Treasury yield in effect at the time of grant.

The weighted-average grant-date fair value of options granted during fiscal 2011, 2010 and 2009 was $2.42, $2.77 and $3.25, respectively, and were based on the weighted-average assumptions noted in the table below.

	Fiscal Year Ended March 31,
	2011	2010	2009
Dividend yield	—%	—%	—%
Anticipated volatility	71.1%	65.6%	46.8%
Weighted-average risk-free interest rate	1.0%	1.5%	1.8%
Expected lives	3.0 years	3.0 years	3.0 years

The fair value of our ESPP options for the six-month offering periods that began on September 1, 2010, March 1, 2010, September 1, 2009 and September 2, 2008, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $1.03, $1.62, $1.89, and $3.98, respectively.

Employee Stock Purchase Plan	September 1, 2010	March 1, 2010	September 1, 2009	September 2, 2008
Dividend yield	—%	—%	—%	—%
Anticipated volatility	58.3%	48.1%	84.5%	36.8%
Weighted-average risk-free interest rate	0.2%	0.2%	0.2%	1.9%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years

A summary of our stock option activity for fiscal 2011, 2010 and 2009 is as follows (amounts in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	8,117	$22.10
Granted	3,925	$10.40
Exercised	(438)	$13.71
Forfeited/expired/cancelled	(2,779)	$20.42
Outstanding at March 31, 2009	8,825	$17.84
Granted	4,203	$6.26
Exercised	(121)	$4.62
Forfeited/expired/cancelled	(3,701)	$15.89
Outstanding at March 31, 2010	9,206	$13.51
Granted	2,428	$5.14
Exercised	(115)	$4.38
Forfeited/expired/cancelled	(2,766)	$15.17
Outstanding at March 31, 2011	8,753	$10.78	2.9	$786
Vested and expected to vest	8,047	$11.20	2.9	$688
Exercisable at March 31, 2011	4,204	$15.83	2.1	$245

The aggregate intrinsic value is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at March 31, 2011. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at March 31, 2011. The aggregate intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $0.2 million, $0.2 million and $2.6 million, respectively.

A summary of the status of our nonvested shares for fiscal 2011, 2010 and 2009 is as follows (amounts in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at March 31, 2008	612	$22.16
Granted	369	17.73
Vested	(83)	22.88
Forfeited/cancelled	(179)	20.99
Nonvested shares at March 31, 2009	719	20.09
Granted	42	6.49
Vested	(135)	11.66
Forfeited/cancelled	(167)	20.74
Nonvested shares at March 31, 2010	459	19.40
Granted	270	5.73
Vested	(279)	16.90
Forfeited/cancelled	(122)	13.93
Nonvested shares at March 31, 2011	328	11.90

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at March 31, 2011, and the weighted-average period over which we expect to recognize that compensation, is as follows (amounts in thousands):

	Unrecognized Compensation Cost at March 31, 2011	Weighted- Average Period (in years)
Stock options	$7,568	1.3
Nonvested shares	1,459	2.4
ESPP	—	—
	$9,027

Cash received from exercises of stock options for fiscal 2011, 2010 and 2009 was $0.5 million, $0.6 million and $6.0 million, respectively. The actual tax benefit realized for the tax deductions from exercises of all stock-based awards totaled zero for fiscal 2011, 2010 and 2009.

During fiscal 2010 we increased additional paid-in capital by $4.1 million (net of tax of $0.2 million) related to a reduction in our unrecognized tax benefits, primarily related to favorable resolutions of U.S. federal income tax examinations for the years March 31, 2004 through March 31, 2005.

The fair value of all our stock-based awards that vested during fiscal 2011, 2010 and 2009 was $13.7 million, $12.5 million and $22.4 million, respectively.

Non-Employee Stock Warrants.    In prior years, we granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants vested upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during fiscal 2011, 2010 and 2009; however, warrants for 240,000 shares expired, unexercised in fiscal 2010.

At March 31, 2011 and 2010, we had 150,000 stock warrants outstanding with an exercise price of $10.45 per share and an expiration date of December 31, 2013. At March 31, 2009 we had 390,000 stock warrants outstanding with a weighted average exercise price per share of $12.32.

We measure the fair value of our warrants granted on the measurement date.  The fair value of each stock warrant issued to licensors is capitalized as a component of licenses and amortized to "Cost of sales — License amortization and royalties" expense in our consolidated statements of operations when the related product is released and the related net sales are recognized.  As of March 31, 2010 these warrants were fully amortized.  In fiscal 2010 and 2009 amortization expense related to these warrants was $0.1 million and $0.4 million, respectively, and was included in "Cost of sales — License amortization and royalties" expense in our consolidated statements of operations.

20.    Income Taxes

United States and foreign income (loss) before taxes and details of the provision for income tax were as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Income (loss) from continuing operations before income taxes:
United States	$(160,709)	$(26,470)	$(384,363)
Foreign	25,539	14,765	(2,867)
	$(135,170)	$(11,705)	$(387,230)
Provision for income tax expense (benefit):
Current
Federal	$(4)	$(4,302)	$1,734
State	44	316	90
Foreign	2,360	3,487	10,461
Total current	2,400	(499)	12,285
Deferred
Federal	309	1,337	24,478
State	36	—	11,294
Foreign	(1,817)	(591)	(1,831)
Total deferred	(1,472)	746	33,941
Provision for income tax expense	$928	$247	$46,226

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of loss from continuing operations before income taxes were as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Impact of changes in unrecognized tax benefits	(1.0)	(2.7)	(0.3)
State taxes, net of federal impact	0.1	1.8	1.9
Tax exempt interest income	—	(0.7)	(0.3)
Research and development credits	(1.0)	(14.6)	(0.6)
Non-deductible stock-based compensation	—	(0.2)	0.2
Valuation allowance	17.5	46.0	36.5
Capital losses	—	(30.1)	—
Section 956 income	6.1	—	—
Foreign earnings	13.9	—	—
Rate differences in foreign taxes and other	0.1	37.6	9.6
Effective tax rate	0.7%	2.1%	12.0%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability were as follows (amounts in thousands):

	March 31,
	2011	2010
Deferred income tax assets:
Accruals, reserves and other expenses	$29,118	$35,281
Tax credit carryforwards	41,676	36,194
Net operating loss carryforwards	182,002	129,252
Depreciation and amortization	7,469	7,760
Unrealized loss on investments	806	1,557
Other	51,412	23,166
Total deferred income tax assets	312,483	233,210
Valuation allowance	(193,312)	(167,443)
Deferred tax asset, net of valuation allowance	119,171	65,767
Deferred income tax liabilities:
Software development costs	(89,622)	(58,831)
Unrealized gain on investments	(568)	(913)
Unrepatriated foreign earnings	(20,265)	—
Total deferred income tax liabilities	(110,455)	(59,744)
Net deferred tax asset	$8,716	$6,023

As of March 31, 2011, current net deferred tax assets were $8.2 million and long term net deferred tax assets were $0.5 million. As of March 31, 2010, current net deferred tax assets were $5.6 million and long term net deferred tax assets were $0.4 million.

As of March 31, 2011, we have federal and various state net operating loss carryforwards totaling $509.2 million and $294.9 million, respectively, that expire through 2031 and foreign net operating loss carryforwards totaling $5.5 million, the majority of which can be carried forward through 2025, provided that we do not have an "ownership change," as defined in Section 382 of the Internal Revenue Code, as amended. In order to discourage such an "ownership change" and protect our net operating loss carryforwards, on May 12, 2010, we entered into a Section 382 Rights Agreement (for further information see "Note 22 — Stockholder's Rights Plan").

The tax credit carryforwards as of March 31, 2011 include research and development tax credit carryforwards of $25.5 million and $22.8 million for federal and state purposes, respectively. The federal tax credit carryforwards expire through 2031, while the majority of the state credits are from California and can be carried forward indefinitely.

We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative taxable loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. We have had three years of cumulative U.S. tax losses and can no longer rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets. As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods. As a result, our U.S. net deferred tax assets are reduced by a valuation allowance of $193.3 million and $167.4 million at March 31, 2011 and March 31, 2010, respectively, as we believe that it is more likely than not that the deferred tax assets will not be fully realized. The increase in the valuation allowance was primarily due to our fiscal 2011 U.S. taxable loss. The deferred tax assets for which a valuation allowance has been established include all domestic deferred tax assets, such as federal and state net operating loss carryforwards and research and development credit carryforwards, as well as foreign tax credits.

At March 31, 2011 we had accumulated foreign earnings of $91.2 million. We have provided for taxes for the anticipated repatriation of earnings of our foreign subsidiaries. There is no intention to repatriate any undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at March 31, 2008	$11,636
Additions based on tax positions related to the current year	807
Additions for tax positions of prior years	42
Reductions for tax positions of prior years	(1,506)
Balance at March 31, 2009	$10,979
Additions based on tax positions related to the current year	1,719
Settlements	(6,180)
Reductions for tax positions of prior years	(499)
Balance at March 31, 2010	$6,019
Additions based on tax positions related to the current year	624
Additions for tax positions of prior years	161
Reductions for tax positions of prior years	(2)
Settlements	(3,416)
Balance at March 31, 2011	$3,386

The total unrecognized tax benefit of $3.4 million at March 31, 2011 is reflected in our consolidated balance sheet as $3.4 million in net long-term deferred tax assets. The amount of unrecognized tax benefits at March 31, 2011 includes $2.7 million of unrecognized tax benefits which, if ultimately recognized, may reduce our effective tax rate, subject to future realizability of the assets.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

On October 20, 2010, we received notification from the California Franchise Tax Board that it had completed its review of our amended tax returns for fiscal years ended March 31, 2004 to March 31, 2007 and has accepted them as filed. On February 11, 2011, we received a letter from HM Revenue & Customs notifying us that the return filed by our U.K. subsidiary, THQ Digital Studios UK LTD, for the fiscal year ended March 31, 2009, was accepted as filed. We have evaluated the impact of the conclusions reached in these examinations and accordingly, in fiscal 2011, we reduced our uncertain tax positions.

Our uncertain tax positions at March 31, 2011 relate to tax years that remain subject to examination by the relevant tax authorities. We are currently under audit by various U.S. state and foreign jurisdictions for fiscal years subsequent to 2007. We expect some of these examinations to be concluded and settled in the next 12 months, however, we do not anticipate a material impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2012 related to the expiration of the statutes of limitations.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense. For fiscal 2011 and 2010, we recognized zero in interest expense, related to uncertain tax positions. As of March 31, 2011 and 2010, we had an accrued liability of zero, for interest related to uncertain tax positions. These amounts, if any, are included in other long-term liabilities in the consolidated balance sheets.

21.    Fair Value

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,461	$—	$—	$30,461
Other long-term assets, net:
Investment in Yuke's	4,686	—	—	4,686
Total	$35,147	$—	$—	$35,147

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$21,049	$—	$—	$21,049
Negotiable certificates of deposit	—	28,545	—	28,545
Corporate securities	—	8,439	—	8,439
Municipal securities	—	14,175	—	14,175
Short-term investments:
Municipal securities	—	17,241	—	17,241
Corporate securities	—	64,354	—	64,354
Negotiable certificates of deposit	—	1,346	—	1,346
Short-term investments, pledged:
Student loan ARS	—	—	21,036	21,036
Put option	—	—	1,738	1,738
Long-term investments:
Municipal securities	—	—	1,851	1,851
Other long-term assets, net:
Investment in Yuke's	5,564	—	—	5,564
Total	$26,613	$134,100	$24,625	$185,338

Level 3 assets at March 31, 2010 primarily consisted of ARS, the majority of which were AAA/Aaa rated and collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and backed by monoline bond insurance companies.  Substantially all of the remaining ARS were also backed by monoline bond insurance companies.

In connection with the UBS Agreement, as discussed in "Note 4 — Investment Securities," at March 31, 2010, we had a put option with a fair value of $1.7 million recorded in "Short-term investments, pledged" in our consolidated balance sheets.  We elected fair value accounting for the put option in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  We estimated the value of the put option as the difference between the par value of the underlying ARS and the fair value of the ARS, after applying an estimated risk discount, as the put option gave us the right to sell the underlying ARS to the broker during the period June 30, 2010 to July 2, 2012 for a price equal to the par value.  On June 30, 2010, we exercised the put option and sold all of the remaining ARS underlying the UBS Agreement to UBS at par value in accordance with the terms of the UBS Agreement.

We estimated the fair value of these ARS using a discounted cash flow analysis that considered the following key inputs:  i) credit quality, ii) estimates on the probability of the issue being called or sold prior to final maturity, iii) current market rates, and iv)

estimates of the next time the security is expected to have a successful auction.  The contractual terms of these securities do not permit the issuer to call, prepay or otherwise settle the securities at prices less than the stated par value of the security.

The following table provides a summary of changes in the fair value of our Level 3 financial assets in fiscal 2011 and 2010 (amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010
Beginning balance	$24,625	$35,643
Total gains or (losses) (realized/unrealized):
Included in earnings	1	156
Included in accumulated other comprehensive income	149	117
Purchases, sales, issuances and settlements, net	(24,775)	(8,880)
Transfers in/out of Level 3	—	(2,411)
Ending balance	$—	$24,625

In fiscal 2010, transfers out of Level 3 represented ARS for which we received a call notice prior to September 30, 2009. Accordingly, these ARS were valued using Level 1 inputs and are classified as "Short-term investments" in our consolidated balance sheets at September 30, 2009. In fiscal 2010, these ARS were settled at par.

WWE License. As discussed in "Note 18 — Joint Venture and Settlement Agreements," the fair value of the new WWE license was determined using level 3 valuation inputs; specifically, a discounted future cash flow over the eight-year term of the new license.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit line approximate fair value based on their short-term nature.  Investments classified as available-for-sale and trading are stated at fair value.

The book value and fair value of our convertible senior notes at March 31, 2011 was $100.0 million and $98.0 million, respectively; the fair value was determined using quoted market prices in active markets.

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro, which may result in a gain or loss of earnings to us. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our consolidated statements of operations.

Cash Flow Hedging Activities.  From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During fiscal 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities. During fiscal 2010, we entered into foreign exchange forward contracts related to cash flow hedging activities in the notional amount of $29.2 million. These contracts were settled during the year ended March 31, 2010 and resulted in a loss of $0.7 million, which is included in "Interest and other income (expense), net" in our consolidated statements of operations.

Balance Sheet Hedging Activities.  The forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

At March 31, 2011 and March 31, 2010, we had foreign exchange forward contracts related to balance sheet hedging activities in the notional amount of $100.6 million and $90.1 million, respectively, with a fair value that approximates zero at both March 31, 2011 and March 31, 2010.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gain recognized from these contracts during fiscal 2011 was $6.9 million, and is included in "Interest and other income (expense), net" in our consolidated statements of operations. The net gain recognized from these contracts during fiscal 2010 was $4.8 million, and is included in "Interest and other income (expense), net" in our consolidated statements of operations.

22.    Stockholder's Rights Plan

THQ's stockholders hold their stock subject to a Section 382 Rights Agreement (the "Rights Agreement"), entered into by and between the Company and Computershare Trust Company, N.A., as rights agent, on May 12, 2010. Pursuant to the Rights Agreement, each share of THQ common stock is accompanied by a right for the holder of such share to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $.01 (the "Preferred Stock"), at a purchase price of $35.00. If issued, each such fractional share of Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company's common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including, without limitation, any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (i) ten business days after a public announcement that a person has become an "Acquiring Person" by acquiring beneficial ownership of 4.9% or more of the Company's outstanding common stock (or, in the case of a person that had beneficial ownership of 4.9% or more of the Company's outstanding common stock as of the close of business on May 12, 2010, by obtaining beneficial ownership of additional shares of the Company's common stock representing three-tenths of one percent (0.3%) of the common stock then outstanding) and (ii) ten business days (or such later date as may be specified by the Company's board prior to such time as any person becomes an Acquiring Person) after the commencement of a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person.

23.    Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments(6)
Fiscal Years Ending March 31,	License / Software Development Commitments(1)	Advertising(2)	Leases(3)	Debt(4)	Other(5)	Total
2012	$104,383	$19,912	$16,555	$—	$6,582	$147,432
2013	23,448	14,199	12,737	—	4,000	54,384
2014	16,500	19,533	11,376	—	4,000	51,409
2015	19,833	2,181	10,041	100,000	—	132,055
2016	11,500	500	5,374	—	—	17,374
Thereafter	20,000	500	11,078	—	—	31,578
	$195,664	$56,825	$67,161	$100,000	$14,582	$434,232
______________________________

(1)
Licenses and Software Development.    We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products. Under these agreements, we commit to provide specified payments to an intellectual property holder or developer. Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of March 31, 2011 are $195.7 million. License/software development commitments in the table above include $119.5 million of commitments to licensors/developers that are included in both current and long-term accrued royalties and accrued liabilities in our consolidated balance sheets as of March 31, 2011 because the licensors/developers do not have any significant performance obligations to us.

(2)
Advertising.    We have certain minimum advertising commitments under most of our major license agreements. These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.    We are committed under operating leases with lease termination dates through 2020. Most of our leases contain rent escalations. Of these obligations, $0.7 million and $0.6 million are accrued and classified as classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in the March 31, 2011 consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment. We expect future sublease rental income under non-cancellable agreements of approximately $1.1 million; this income is not contemplated in the lease commitments shown in the table above. Rent expense was $13.5 million, $13.9 million, and $15.9 million for fiscal years 2011, 2010, and 2009, respectively.

(4)
Convertible Senior Notes.    On August 4, 2009 we issued the Notes. The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date. In fiscal 2011 we paid $5.0 million in interest on the Notes and absent any conversions, we expect to pay $5.0 million in each of the fiscal years 2012 through 2014 and $2.5 million in fiscal 2015, for an aggregate of $17.5 million in interest payments over the remaining term of the Notes (see "Note 12 — Convertible Senior Notes").

(5)
Other.    As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements", amounts payable to Jakks totaling $14.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our consolidated balance sheets at March 31, 2011. The remaining other commitments included in the table above are also included as current or long-term liabilities in our March 31, 2011 consolidated balance sheets.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits. The underlying positions have not been fully developed under audit to quantify at this time. At March 31, 2011, we had $3.4 million of unrecognized tax benefits. See "Note 20 — Income Taxes" in the notes to the consolidated financial statements included in Item 8 for further information regarding the unrecognized tax benefits.

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

24.    Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for home video game consoles, handheld platforms and PCs. The following information sets forth geographic information on our net sales and total assets for fiscal 2011, 2010 and 2009 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Year Ended March 31, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$524,498	$219,938	$57,897	$802,333
Changes in deferred net revenue	(79,364)	(52,426)	(5,285)	(137,075)
Net sales to unaffiliated customers	$445,134	$167,512	$52,612	$665,258
Total assets	$497,214	$223,683	$53,508	$774,405
Year Ended March 31, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$555,062	$271,875	$61,715	$888,652
Changes in deferred net revenue	3,611	5,772	1,102	10,485
Net sales to unaffiliated customers	$558,673	$277,647	$62,817	$899,137
Total assets	$581,790	$93,836	$38,703	$714,329
Year Ended March 31, 2009
Net sales to unaffiliated customers before changes in deferred net revenue	$446,375	$308,663	$57,577	$812,615
Changes in deferred net revenue	11,444	5,400	504	17,348
Net sales to unaffiliated customers	$457,819	$314,063	$58,081	$829,963
Total assets	$466,895	$105,407	$26,027	$598,329

Excluding changes in deferred net revenue, which do not impact our cash collections, our largest single customer accounted for 18%, 17%, and 14% of our gross sales in fiscal 2011, 2010 and 2009, respectively. Our second largest customer accounted for 13%, 15%, and 13% of our gross sales in fiscal 2011, 2010 and 2009, respectively.

Information about THQ's net sales by platform for fiscal 2011, 2010 and 2009 is presented below (amounts in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Consoles
Microsoft Xbox 360	$201,851	$236,816	$139,485
Nintendo Wii	220,140	137,219	134,333
Sony PlayStation 3	170,811	191,393	117,714
Sony PlayStation 2	24,194	52,816	92,004
Other	—	8	121
	616,996	618,252	483,657
Handheld
Nintendo Dual Screen	97,869	144,272	168,726
Sony PlayStation Portable	29,777	44,508	50,927
Wireless	5,551	11,403	22,865
Nintendo Game Boy Advance	—	—	3,336
	133,197	200,183	245,854
PC	52,140	70,217	83,104
Net sales before changes in deferred net revenue	802,333	888,652	812,615
Changes in deferred net revenue	(137,075)	10,485	17,348
Total net sales	$665,258	$899,137	$829,963

25.    Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2011

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010		March 31, 2011		Fiscal 2011
Net sales	$149,379	$77,053	$314,589		$124,237		$665,258
Gross profit	34,433	11,305	61,951		38,024		145,713
Restructuring	168	(161)	140		455		602
Operating loss	(27,680)	(42,335)	(16,108)		(49,571)		(135,694)
Net loss attributable to THQ Inc.(a)	(30,110)	(46,985)	(14,947)	(b)	(44,056)	(c)	(136,098)
Loss per share—basic	$(0.44)	$(0.69)	$(0.22)		$(0.65)		$(2.00)
Loss per share—diluted	$(0.44)	$(0.69)	$(0.22)		$(0.65)		$(2.00)

Twelve Months Ended March 31, 2010

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2009	Sept. 30, 2009		Dec. 31, 2009		March 31, 2010	Fiscal 2010
Net sales	$243,501	$101,290		$356,678		$197,668	$899,137
Gross profit	85,997	47,173		84,156		55,762	273,088
Restructuring	1,652	870		336		2,813	5,671
Operating income (loss)	7,166	(6,084)		(1,351)		(9,380)	(9,649)
Net income (loss) attributable to THQ Inc.(a)	6,409	(5,570)	(d)	542	(e)	(10,398)	(9,017)
Earnings (loss) per share—basic	$0.09	$(0.08)		$0.01		$(0.15)	$(0.13)
Earnings (loss) per share—diluted	$0.09	$(0.08)		$0.01		$(0.15)	$(0.13)

(a)	Includes business realignment charges and adjustments related to severance and cancellation of games which are not classified as restructuring, as follows (income/(expense)):

	Quarter Ended				Full Fiscal Year
(Amounts in thousands)	June 30	September 30	December 31	March 31
Fiscal 2011	$—	$—	$(10,766)	$(1,777)	$(12,543)
Fiscal 2010	(824)	518	67	(7,852)	(8,091)

(b)	Includes license impairment charges of $30.3 million on unreleased kids movie-based licensed titles (for additional information see "Note 7 — Licenses and Software Development").

(c)
During the fourth quarter of fiscal 2011, we determined that interest expense related to our convertible debt offering in August 2009 had not been properly capitalized to software development in accordance with ASC Topic 835 — Interest, during fiscal 2010 and the first three quarters of fiscal 2011.  As a result, we recorded an out-of-period adjustment to capitalize interest expense as of December 31, 2010 during the fourth quarter of fiscal 2011.  The adjustment included an increase in capitalized software development of $4.1 million, a decrease in interest expense of $3.8 million, and a decrease in "Cost of sales — Software development amortization and royalties" of $0.3 million.  The effect of this adjustment decreased our basic and diluted net loss per share for the fourth quarter of fiscal 2011 by $0.06.  If we had capitalized interest expense in fiscal 2010, our fiscal 2010 net loss and our basic and diluted net loss per share would have been smaller by $1.3 million and $0.02, respectively. We evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to our trend of earnings, and the interim and annual consolidated financial statements of fiscal 2010 and fiscal 2011.

(d)
Includes one-time reduction of $24.2 million, classified as venture partner expense, related to a reduction in accrued venture partner expense (for additional information see "Note 18 — Joint Venture and Settlement Agreements").

(e)
Includes $29.5 million in settlement charges, classified as venture partner expense, related to the Agreements described in "Note 18 — Joint Venture and Settlement Agreements." Also includes a benefit to income tax expense of $3.6 million related to the recognition of a net operating loss benefit claimed pursuant to a change in tax law.

26.    Discontinued Operations

In December 2006, we sold our 50% interest in Minick Holding AG ("Minick"). As of June 30, 2008 we received $20.6 million in cash from the sale of Minick, and we recognized a gain of $2.1 million in the three months ended June 30, 2008. The gain is presented as "Gain on sale of discontinued operations, net of tax" in our consolidated statements of operations for fiscal 2009. Pursuant to the Minick sale agreement, no additional consideration was outstanding as of June 30, 2008.

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

Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of April 2, 2011, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of April 2, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, we have concluded that the Company's internal control over financial reporting is effective as of April 2, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report concerning the effectiveness of our internal control over financial reporting as of April 2, 2011. That report is included in this Annual Report on Form 10-K.

/s/ BRIAN J. FARRELL	/s/ PAUL J. PUCINO
Brian J. Farrell Chairman of the Board, President and Chief Executive Officer June 6, 2011	Paul J. Pucino Executive Vice President, Chief Financial Officer (Principal Financial Officer) June 6, 2011

Item 9B.    Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.
Agoura Hills, California

We have audited the internal control over financial reporting of THQ Inc. and subsidiaries (the "Company") as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 2, 2011 and the related consolidated statements of operations, total equity and cash flows for the year then ended of the Company and our report dated June 6, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California

June 6, 2011

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the "Proxy Statement"):

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2011 is as follows:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,172,345		$10.29	4,928,657
Equity compensation plans not approved by security holders	150,000	(1)	$10.45	—
Total	9,322,345		$10.29	4,928,657
_______________________________

(1)
Represents the aggregate number of shares of THQ common stock to be issued upon exercise of warrants held by non-employees. For further information related to these warrants, see "Note 19 — Stock-based Compensation" in the notes to the consolidated financial statements included in Part II — Item 8. The Company does not grant equity awards from any non-security holder approved equity compensation plan.

The information required by this Item 12 related to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There were no reportable business relationships, transactions with management, or indebtedness of management during fiscal 2011.

Item 14.    Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountant is incorporated by reference to the Proxy Statement under the caption "Proposal Number 7 — Ratification of Independent Registered Public Accounting Firm."

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

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the S-3 Registration Statement).

3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.4	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 12, 2009).

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

4.2
First Amendment to the Rights Agreement, dated February 18, 2011, by and between THQ Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement, as amended, on Form 8-A/A filed on February 24, 2011 (File No. 001-15959)).

4.3
Amended and Restated Rights Agreement, dated as of August 22, 2001, between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Company’s Registration Statement on Form 8-A filed on August 28, 2001 (File No. 001-15959)).

4.4
First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002, between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813)).

4.5
Second Amendment to Amended and Restated Rights Agreement, dated as of May 12, 2010, between the Company and Computershare Investor Services, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2010).

4.6
Indenture dated as of August 4, 2009, between the Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009) (the "August 2009 8-K")).

4.7	Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the August 2009 8-K).

10.1#
Second Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the "March 2009 10-K").

Exhibit Number	Title
10.2#
Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (the "December 2004 10-Q")).

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

10.10#
Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 2006 10-Q")).

10.11#	Form of Severance Agreement with Senior Officers (incorporated by reference to Exhibit 10.2 to the Company's June 2006 10-Q).

10.12#	Form of Severance Agreement with Officers (incorporated by reference to Exhibit 10.3 to the Company's June 2006 10-Q).

10.13#	Form of Change-in-Control Agreement with Executive and Senior Officers (incorporated by reference to Exhibit 10.4 to the Company's June 2006 10-Q).

10.14#	Form of Change-in-Control Agreement with Officers (incorporated by reference to Exhibit 10.5 to the Company's June 2006 10-Q).

10.15#	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2004).

Exhibit Number	Title
10.16
Loan and Security Agreement dated as of June 30, 2009, by and among the Company, the financial institutions party to the Agreement from time to time as lenders ("Lenders"), and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the "September 2009 10-Q")).

10.17
First Amendment to Loan and Security Agreement dated as of January 21, 2010, by and among the Company, Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by referenced to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the "March 2010 10-K")).

10.18
Second Amendment to Loan and Security Agreement dated as of November 4, 2010, by and among the Company, Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.19*	Third Amendment to Loan and Security Agreement dated as of February 4, 2011, by and among the Company, Lenders, and Bank of America, N.A., as agent for the Lenders.

10.20	Settlement Agreement dated as of August 17, 2009, by and between the Company and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.2 to the Company's September 2009 10-Q).

10.21
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

10.23	Agreement dated as of December 22, 2009, between the Company and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 29, 2009).

10.24+
PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 2002 10-Q")).

10.25+
Amendment to the PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement dated January 1, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.18 to the March 2009 10-K).

10.26
Latin American Rider to the PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement effective as of December 17, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.19 to the March 2009 10-K).

10.27+
PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.28+
PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's December 2004 10-Q).

10.29
Latin American Rider to the PlayStation® Portable Licensed Publisher Agreement effective as of December 17, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the March 2009 10-K).

10.30+
Global PlayStation3 Format Licensed Publisher Agreement and Regional Rider, effective as of June 24, 2010, by and between Sony Computer Entertainment Europe Limited and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

Exhibit Number	Title
10.31+
Global PlayStation 3 Format Licensed Publisher Agreement and North American Territory Rider, effective as of March 5, 2007 by and between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.32
Latin American Rider to the Global PlayStation 3 Format Licensed Publisher Agreement effective as of December 12, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.24 to the March 2009 10-K).

10.33+
Xbox 360 Publisher License Agreement, dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.34+
Amendment to the Xbox 360 Publisher License Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.35+
Amendment to the Xbox 360 Publisher License Agreement, dated as of January 17, 2007, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on the March 2007 10-K).

10.36+
Amendment to the Xbox 360 Publisher License Agreement effective as of July 8, 2008 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.37+
Amendment No. 2 to the Xbox 360 Publisher License Agreement effective as of October 21, 2008 between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.38
Form of Web Portal Xbox LIVE WebServices Addendum to the Xbox 360 Publisher License Agreement dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.4 to the Company's September 2009 10-Q).

10.39
Letter Amendment to the Xbox 360 Publisher License Agreement dated as of October 19, 2009 by and between Microsoft Licensing, GP and THQ (UK) Limited (incorporated by reference to Exhibit 10.37 to the Company's March 2010 10-K).

10.40+
Amendment to the Xbox 360 Publisher License Agreement (Russian Incentive Program; Hits Program Revisions) effective as of February 26, 2010, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.38 to the Company's March 2010 10-K).

10.41
Amendment to the Xbox 360 Publisher License Agreement (Multiscreen Content) effective September 2, 2010 between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.42+
Confidential License Agreement for the Nintendo DS handheld platform dated as of January 25, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.43
First Amendment to the Confidential License Agreement for Nintendo DS effective as of October 15, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,2008).

10.44
Side Letter Agreement to the Confidential License Agreement for Nintendo DS dated February 25, 2009 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.35 to the March 2009 10-K).

10.45
Second Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere) effective October 31, 2010 between Nintendo of America Inc. and the Company (incorporated by referenced to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2010).

10.46*	Amendment to Confidential License Agreement for Nintendo DS and Nintendo DSi (Western Hemisphere) effective March 29, 2011 between Nintendo of America Inc. and the Company.

Exhibit Number	Title
10.47+
Confidential First Renewal License agreement for Nintendo DS (EEA, Australia, and New Zealand) effective as July 20, 2008 between Nintendo Co., Ltd., the Company and certain of the Company's subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.48
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

10.49+
Confidential License Agreement for the Wii Console (Western Hemisphere), dated as of October 12, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

10.50+
Add On Content Addendum to the Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of March 23, 2009 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.38 to the March 2009 10-K).

10.51
First Amendment to Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of September 15, 2009, by and between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2009).

10.52+
Confidential First Renewal License Agreement for the Wii Console (EEA, Australia, and New Zealand) effective as of October 30, 2009, by and among the Company, certain of Company's subsidiaries and Nintendo Co.,  Ltd. (incorporated by reference to Exhibit 10.47 to the Company's Annual Report, as amended, on Form 10-K/A for the fiscal year ended March 2010).

10.53
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
_____________________________________

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

Dated:	June 6, 2011	THQ INC.
		By:	/s/ Brian J. Farrell
Brian J. Farrell, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated:	June 6, 2011	THQ INC.
		By:	/s/ Paul J. Pucino
Paul J. Pucino, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	June 6, 2011	THQ INC.
		By:	/s/ Teri J. Manby
Teri J. Manby, Vice President, Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN J. FARRELL	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 6, 2011
Brian J. Farrell

/s/ PAUL J. PUCINO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	June 6, 2011
Paul J. Pucino

/s/ TERI J. MANBY	Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 6, 2011
Teri J. Manby

/s/ LAWRENCE BURSTEIN	Director	June 6, 2011
Lawrence Burstein

/s/ HENRY T. DENERO	Director	June 6, 2011
Henry T. DeNero

/s/ BRIAN P. DOUGHERTY	Director	June 6, 2011
Brian P. Dougherty

/s/ JEFFREY W. GRIFFITHS	Director	June 6, 2011
Jeffrey W. Griffiths

/s/ GARY E. RIESCHEL	Director	June 6, 2011
Gary E. Rieschel

/s/ JAMES L. WHIMS	Director	June 6, 2011
James L. Whims