Form 10-Q
period 2011-06-30
THQ INC
filed 2011-08-11
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant's common stock as of August 5, 2011 was approximately 68,331,246.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,036	$85,603
Accounts receivable, net of allowances	50,275	161,574
Inventory	26,946	31,905
Licenses	47,064	32,869
Software development	221,850	222,631
Deferred income taxes	8,414	8,200
Prepaid expenses and other current assets	48,435	56,908
Total current assets	522,020	599,690
Property and equipment, net	29,414	28,960
Licenses, net of current portion	84,530	85,367
Software development, net of current portion	37,146	49,858
Deferred income taxes	516	516
Other long-term assets, net	10,079	10,014
TOTAL ASSETS	$683,705	$774,405

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,028	$100,550
Accrued and other current liabilities	159,152	137,922
Deferred revenue, net	86,824	141,060
Total current liabilities	323,004	379,532
Other long-term liabilities	88,217	88,042
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 8)

Stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of June 30, 2011; 68,328,155 and 68,300,482 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	683	683
Additional paid-in capital	522,403	520,797
Accumulated other comprehensive income	20,052	17,560
Accumulated deficit	(370,654)	(332,209)
Total stockholders' equity	172,484	206,831
TOTAL LIABILITIES AND EQUITY	$683,705	$774,405

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2011	2010
Net sales	$195,153	$149,379
Cost of sales:
Product costs	67,063	60,703
Software amortization and royalties	64,920	33,353
License amortization and royalties	8,139	20,890
Total cost of sales	140,122	114,946

Gross profit	55,031	34,433
Operating expenses:
Product development	30,189	16,475
Selling and marketing	50,676	33,626
General and administrative	12,049	11,844
Restructuring	(140)	168
Total operating expenses	92,774	62,113

Operating loss	(37,743)	(27,680)
Interest and other income (expense), net	443	(1,590)
Loss before income taxes	(37,300)	(29,270)
Income taxes	1,145	840
Net loss	$(38,445)	$(30,110)

Loss per share — basic	$(0.56)	$(0.44)
Loss per share — diluted	$(0.56)	$(0.44)

Shares used in per share calculation — basic	68,318	67,745
Shares used in per share calculation — diluted	68,318	67,745

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Amounts in thousands, except share data)

Three Months Ended June 30, 2011
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2011	68,300,482	$683	$520,797	$17,560	$(332,209)	$206,831
Exercise of options	5,390	—	21			21
Conversion of stock unit awards	22,283	—	(51)			(51)
Stock-based compensation			1,636			1,636
Comprehensive income (loss):
Net loss					(38,445)	(38,445)
Other comprehensive income (loss):
Foreign currency translation gain				2,334		2,334
Unrealized gain on investments, net of tax				158		158
Comprehensive income (loss)				2,492	(38,445)	(35,953)
Balance at June 30, 2011	68,328,155	$683	$522,403	$20,052	$(370,654)	$172,484

Three Months Ended June 30, 2010
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance at March 31, 2010	67,729,952	$677	$511,922	$7,867	$(196,111)	$263	$324,618
Exercise of options	17,555	—	83				83
Cancellation of restricted stock, net	(1,350)	—	(7)				(7)
Conversion of stock unit awards	12,307	—	(39)				(39)
Stock-based compensation			2,890				2,890
Sale of noncontrolling interest						(263)	(263)
Comprehensive loss:
Net loss					(30,110)	—	(30,110)
Other comprehensive income (loss):
Foreign currency translation loss				(5,007)			(5,007)
Unrealized loss on investments, net of tax				(95)			(95)
Reclassification of loss on investments included in net loss, net of tax				20			20
Comprehensive loss				(5,082)	(30,110)	—	(35,192)
Balance at June 30, 2010	67,758,464	$677	$514,849	$2,785	$(226,221)	$—	$292,090

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(38,445)	$(30,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,897	2,738
Amortization of licenses and software development(1)	69,182	36,396
Loss on disposal of property and equipment	16	10
Restructuring charges	(140)	168
Changes in deferred net revenue and related expenses	(44,516)	9,636
Amortization of debt issuance costs	37	196
Amortization of interest	—	471
Gain on investments	—	1,737
Stock-based compensation(2)	1,631	2,528
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	111,772	4,651
Inventory	5,124	(2,578)
Licenses	(6,186)	(13,938)
Software development	(50,995)	(55,080)
Prepaid expenses and other current assets	(739)	(3,538)
Accounts payable	(24,141)	10,094
Accrued and other liabilities	8,923	(19,947)
Deferred net revenue	(451)	—
Income taxes	46	1,660
Net cash used in (provided by) operating activities	34,015	(54,906)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	18,306
Proceeds from sales and maturities of trading investments	—	22,775
Purchases of available-for-sale investments	—	(37,695)
Other long-term assets	355	—
Purchases of property and equipment	(3,303)	(2,907)
Net cash provided by (used in) investing activities	(2,948)	479

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	21	83
Payment of secured credit line	—	(13,249)
Net cash provided by (used in) financing activities	21	(13,166)
Effect of exchange rate changes on cash	2,345	(4,797)
Net increase (decrease) in cash and cash equivalents	33,433	(72,390)
Cash and cash equivalents — beginning of period	85,603	188,378
Cash and cash equivalents — end of period	$119,036	$115,988
________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q ("10-Q") present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively "THQ," "we," "us," "our," or the "Company").  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, condensed consolidated statements of total equity, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the "2011 10-K").

Principles of Consolidation. Our condensed consolidated financial statements include the accounts of THQ Inc. and our wholly-owned subsidiaries.

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

Summary of Significant Accounting Policies. In the three months ended June 30, 2011, we did not have any material changes to our significant accounting policies, and we did not adopt any new accounting pronouncements.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and it eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be our fiscal quarter ending June 30, 2012. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three months ended June 30, 2011 and 2010 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2011	13 weeks	July 2, 2011
Three months ended June 30, 2010	13 weeks	July 3, 2010

2.   Balance Sheet Details

Inventory.  Inventory at June 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Components	$6,011	$3,390
Finished goods	20,935	28,515
Inventory	$26,946	$31,905

Prepaid expenses and other current assets. Prepaid expenses and other current assets at June 30, 2011 and March 31, 2011 primarily consisted of product costs totaling $22.7 million and $32.0 million, respectively, that were deferred in connection with the changes in deferred net revenue. Also included in prepaid expenses and other current assets at June 30, 2011 and March 31, 2011 were product prepayments of $2.8 million and $4.5 million, respectively.

Property and equipment, net.  Property and equipment, net at June 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	Useful lives	June 30, 2011	March 31, 2011
Building	30 yrs	$730	$730
Land	-	401	401
Computer equipment and software	3-10 yrs	62,230	60,254
Furniture, fixtures and equipment	5 yrs	8,952	8,880
Leasehold improvements	3-6 yrs	16,556	15,999
Automobiles	2-5 yrs	91	88
		88,960	86,352
Less: accumulated depreciation		(59,546)	(57,392)
Property and equipment, net		$29,414	$28,960

Depreciation expense associated with property and equipment amounted to $2.9 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively.

Accrued and other current liabilities.  Accrued and other current liabilities at June 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Accrued liabilities	$39,512	$33,175
Settlement payment	4,000	6,000
Accrued compensation	18,920	20,093
Accrued third-party software developer milestones	32,085	22,951
Accrued royalties	64,635	55,703
Accrued and other current liabilities	$159,152	$137,922

Other long-term liabilities.  Other long-term liabilities at June 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Accrued royalties	$72,958	$69,209
Deferred rent	7,687	7,517
Accrued liabilities	4,283	4,215
Settlement payment	3,289	7,101
Other long-term liabilities	$88,217	$88,042

Settlement payments included in the tables above are due to JAKKS Pacific, Inc. ("Jakks"). A portion of the settlement payment due to Jakks is reflected in "Accrued and other current liabilities" and a portion is reflected in "Other long-term liabilities" in our condensed consolidated balance sheets at the present value of the consideration payable under the agreement between THQ and Jakks.  See "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the Jakks settlement payments.

3. Licenses and Software Development

Licenses. As of June 30, 2011 and March 31, 2011, the net carrying value of our licenses was $131.6 million and $118.2 million, respectively, and was reflected as “Licenses” and “Licenses, net of current portion” in our condensed consolidated balance sheets. At June 30, 2011, we did not have any commitments that are not reflected in our condensed consolidated financial statements due to remaining performance obligations of the licensor.

Software Development. As of June 30, 2011 and March 31, 2011, the net carrying value of our software development was $259.0 million and $272.5 million, respectively, and was reflected as “Software development” and “Software development, net of current portion” in our condensed consolidated balance sheets. At June 30, 2011 we had commitments of $58.6 million that are not reflected in our condensed consolidated financial statements due to remaining performance obligations of the developers. Software amortization and royalties expense in the three months ended June 30, 2011 included a $1.4 million charge related to the write-off of capitalized software development for an unannounced game that was cancelled in connection with the closure of our studio located in the U.K. (see "Note 5 — Restructuring and Other Charges”).

Impairment analysis. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis in connection with the preparation of our financial statements.  In this evaluation, we compare the carrying value of such capitalized costs to their net realizable value, on a product-by-product basis.  The net realizable value is determined using Level 3 inputs, specifically, the estimated future net sales, from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales, and selling and marketing expenses.  Net sales inputs are developed using recent internal sales performance for similar titles, adjusted for current market trends and comparable products. As certain of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. In the three months ended June 30, 2011 we recognized software development impairment charges of $0.6 million and in the same period last fiscal year we recognized software development impairment charges of $2.5 million related to one of our titles.

4.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding gain related to our investment in Yuke's for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively.  As of June 30, 2011, the inception-to-date unrealized holding gain on our investment in Yuke's was $1.8 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our condensed consolidated balance sheets.

Other long-term assets as of June 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	June 30, 2011	March 31, 2011
Investment in Yuke's	$4,940	$4,686
Deferred financing costs	1,987	2,146
Other	3,152	3,182
Total other long-term assets	$10,079	$10,014

5.   Restructuring and Other Charges

Fiscal 2012 First Quarter Realignment. In the first quarter of fiscal 2012, we announced the closure of our studio located in the U.K. as we continue to refine our video game line-up and utilize studio locations in more cost effective markets. This resulted in $1.7 million of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations) and a $1.4 million charge related to the cancellation of an unannounced title in development at this studio (recorded within software development amortization in our condensed consolidated statements of operations). We expect to incur up to an additional $0.9 million in future lease and other contract termination charges during the remainder of fiscal 2012 as the facility is vacated.

Fiscal 2011 Fourth Quarter Realignment. In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models. This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations. In connection with this change, in the three months ended June 30, 2011, we incurred $1.7 million of cash severance and other employee-based charges related to the notification to employees of position eliminations (recorded within operating expenses in our condensed consolidated statements of operations) and $3,000 of lease and other contract termination charges (recorded within "Restructuring" in our condensed consolidated statements of operations). As of June 30, 2011 total restructuring charges under the fiscal 2011 fourth quarter realignment amounted to $3.1 million. We expect to incur up to an additional $0.8 million in future lease and other contract termination charges during the remainder of fiscal 2012 as projects are completed and the facility is vacated.

Fiscal 2009 Realignment. During the twelve months ended March 31, 2009 ("fiscal 2009"), we updated our strategic plan in an effort to increase our profitability and cash flow generation.  We significantly realigned our business to focus on fewer, higher quality games, and established an operating structure that supports our more focused product strategy.  The fiscal 2009 realignment included the cancellation of several titles in development, the closure or spin-off of several of our development studios, and the streamlining of our corporate organization in order to support the new product strategy, including reductions in worldwide personnel. Restructuring charges and adjustments are recorded as "Restructuring" expenses in our condensed consolidated statements of operations and have included the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.  In the three months ended June 30, 2011 and 2010, restructuring charges and adjustments related to the fiscal 2009 realignment were a gain of $0.1 million and a loss of $0.2 million, respectively. As of June 30, 2011, total restructuring charges under the fiscal 2009 realignment amounted to $18.4 million. We do not expect any future charges under the fiscal 2009 realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

The following table summarizes the restructuring lease and contract termination activity under the fiscal 2009 realignment for the three months ended June 30, 2011 and 2010, and the related restructuring reserve balances (amounts in thousands):

	Three months ended June 30,
	2011	2010
Beginning balance	$1,335	$2,392
Charges to operations	(143)	168
Cash payments, net of sublease income	(173)	(588)
Foreign currency and other adjustments	(4)	113
Ending balance	$1,015	$2,085

As of June 30, 2011, $0.4 million of the restructuring accrual is included in "Accrued and other current liabilities" and $0.6 million is included in "Other long-term liabilities" in our condensed consolidated balance sheets.  As of March 31, 2011, $0.7 million of the restructuring accrual was included in "Accrued and other current liabilities" and $0.6 million was included in "Other long-term liabilities" in our condensed consolidated balance sheets.  The accrual balances at June 30, 2011 and March 31, 2011 related to future lease payments for facilities vacated under the fiscal 2009 realignment, offset by estimates of future sublease income.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were vacated.

See "Note 14 — Subsequent Event" for information related to a realignment plan that was announced on August 9, 2011.

6.   Debt

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at June 30, 2011, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at June 30, 2011; these costs are being amortized over the term of the Notes.

We capitalize interest expense and amortization of debt costs related to in-process software development costs. Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize capitalized interest expense and amortization of debt costs to software development amortization as part of the software development costs. The following table summarizes the interest expense and amortization of debt costs that are included in our condensed consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2011	$4,318
Capitalized during the period	1,409
Amortized during the period	(1,195)
Balance at June 30, 2011	$4,532

Interest expense and amortization of debt costs related to the Notes that is not capitalized to software development is classified as "Interest and other income (expense), net" in our condensed consolidated statements of operations and was zero and $1.5 million in the three months ended June 30, 2011 and 2010, respectively. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the impact of this change. The effective interest rate, before capitalization of any interest expense and amortization of debt issuance costs, was 5.65% for the three months ended June 30, 2011 and 2010.

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

The Credit Facility has a three-year term and bears interest at a floating rate equivalent to, at our option, either the base rate plus a spread of 1.0% to 2.5% or LIBOR plus 2.5% to 4.0%, depending on the fixed charge coverage ratio.  Borrowings under the Credit Facility are conditioned on our maintaining a certain fixed charge coverage ratio and a certain liquidity level, as set forth in the Credit Facility.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable.  At June 30, 2011, we had no borrowings under the Credit Facility.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an "Obligor") and secured by substantially all of our assets.

The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor's ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At June 30, 2011, we were in compliance with all covenants related to the Credit Facility.

7.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2012	$76,663	$34,280	$12,606	$—	$583	$124,132
2013	42,345	14,465	14,304	—	4,000	75,114
2014	19,751	5,099	12,962	—	4,000	41,812
2015	19,833	693	11,683	100,000	—	132,209
2016	11,500	500	6,535	—	—	18,535
Thereafter	20,000	875	13,414	—	—	34,289
	$190,092	$55,912	$71,504	$100,000	$8,583	$426,091

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of June 30, 2011 are $190.1 million.  License/software development commitments in the table above include $131.5 million of commitments to licensors/developers that are included in both current and long-term accrued royalties and accrued liabilities in our condensed consolidated balance sheets as of June 30, 2011 because the licensors/developers do not have any remaining significant performance obligations to us.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $0.4 million and $0.6 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our June 30, 2011 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $1.2 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $5.0 million in the remainder of fiscal 2012, $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $17.5 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at June 30, 2011 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our June 30, 2011 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At June 30, 2011, we had $3.5 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Litigation

We are subject to ordinary routine claims and litigation incidental to our business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

8.   Stock-based Compensation

In the three months ended June 30, 2011, we began granting performance shares to our executive officers and other senior officers.  These performance shares are earned if certain two-year cumulative performance targets for the Company are attained and vest with respect to 50% of the earned shares on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date, subject to the continued employment of the recipient through a vesting date.

Subject to certain adjustments, as of June 30, 2011, the total number of shares of THQ common stock reserved for issuance under the Long-Term Incentive Plan (“LTIP”) was 11.5 million shares.  On July 28, 2011, our stockholders approved an amendment to the LTIP increasing the number of shares reserved for issuance to 18.5 million shares of THQ common stock.

Under our employee stock purchase plan ("ESPP"), shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an "Offering Period").  At March 1, 2011 we had insufficient shares available for issuance under the ESPP and accordingly we suspended offerings as of that date. On July 28, 2011, our stockholders approved an amendment to the ESPP to increase by 1,000,000 shares, the number of shares of common stock reserved for issuance.  We plan to commence an Offering Period on September 1, 2011.

9.  Income Taxes

We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. A cumulative taxable loss in recent years provides significant negative evidence in considering whether deferred tax assets are realizable. As we have had U.S. taxable losses in recent years, we can no longer rely on common tax planning strategies to use our U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets. As such, the ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

Our income tax expense for the three months ended June 30, 2011 and 2010 was $1.1 million and $0.8 million, respectively, primarily related to foreign tax jurisdictions. These amounts represent effective tax rates for the three months ended June 30, 2011 and 2010 of 3.1% (provision on a loss) and 2.9% (provision on a loss), respectively. The rate for the three months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to the fact that our domestic net operating losses are fully valued.

Our unrecognized tax benefits increased by $0.1 million in the three months ended June 30, 2011, from $3.4 million at March 31, 2011 to $3.5 million at June 30, 2011, all of which would impact our effective tax rate if recognized. Due to inherent uncertainty we are not able to determine the timing and recognition of our unrecognized tax benefits. Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, China, France, Germany, Italy, Japan, Korea, Luxembourg, Netherlands, Spain, Switzerland, and the U.K.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  We are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2007.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of June 30, 2011, we had no amounts accrued for interest and for the potential payment of penalties.

10.   Earnings (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (amounts in thousands):

	For the Three Months Ended June 30,
	2011	2010
Net loss used to compute basic loss per share	$(38,445)	$(30,110)

Weighted-average number of shares outstanding — basic	68,318	67,745
Dilutive effect of potential common shares	—	—
Number of shares used to compute loss per share — diluted	68,318	67,745

As a result of our net loss for the three months ended June 30, 2011 and 2010, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted earnings per share calculation.

As a result of our net loss for the three months ended June 30, 2011 and 2010, all potential shares were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.  As a result, there were 9.6 million and 10.3 million potential common shares that were excluded from the computation of diluted loss per share for the three months ended June 30, 2011 and 2010, respectively.  Had we reported net income for these periods, an additional 0.2 million and 0.5 million shares of common stock would have been included in the number of shares used to calculate diluted loss per share for the three months ended June 30, 2011, and 2010, respectively.

11.   Fair Value

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,557	$—	$—	$16,557
Other long-term assets, net:
Investment in Yuke's	4,940	—	—	4,940
Total	$21,497	$—	$—	$21,497

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,461	$—	$—	$30,461
Other long-term assets, net:
Investment in Yuke's	4,686	—	—	4,686
Total	$35,147	$—	$—	$35,147

During the three months ended June 30, 2011 we did not hold any Level 3 financial assets.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued royalties, and secured credit line approximate fair value based on their short-term nature.

The book value and fair value of our convertible senior notes at June 30, 2011 was $100.0 million and $91.3 million, respectively; the fair value was determined using quoted market prices in active markets.

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the GBP and the Euro, which may result in a gain or loss of earnings to us. We utilize foreign currency exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign currency exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

Cash Flow Hedging Activities.  From time to time, we may elect to hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign currency exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the three months ended June 30, 2011 and 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities.  The foreign currency exchange forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts are generally not significant at each month-end.

At June 30, 2011 and March 31, 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $107.9 million and $100.6 million, respectively, with a fair value that approximates zero at both June 30, 2011 and March 31, 2011.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gain recognized from these contracts during the three months ended June 30, 2011 and June 30, 2010 was $1.5 million and $2.7 million respectively, and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

12.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of June 30, 2011 and March 31, 2011 we had $28.6 million, authorized and available for common stock repurchases.  During the three months ended June 30, 2011, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

13. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for video game consoles, handheld devices and PCs, including via the Internet, and from sales of our uDraw GameTablet. The following information sets forth geographic information on our net sales and total assets for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$87,743	$35,230	$18,266	$141,239
Changes in deferred net revenue	28,516	24,259	1,139	53,914
Net sales to unaffiliated customers	$116,259	$59,489	$19,405	$195,153
Total assets	$446,989	$178,842	$57,874	$683,705
Three months ended June 30, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$108,026	$36,144	$16,099	$160,269
Changes in deferred net revenue	(6,891)	(3,362)	(637)	(10,890)
Net sales to unaffiliated customers	$101,135	$32,782	$15,462	$149,379
Total assets	$546,943	$85,786	$35,865	$668,594

Information about our net sales by platform for the three months ended June 30, 2011 and 2010 is as follows (amounts in thousands):

	Three months ended June 30,
Platform	2011	2010
Consoles
Microsoft Xbox 360	$51,542	$50,215
Nintendo Wii	19,024	19,160
Sony PlayStation 3	35,782	52,794
Sony PlayStation 2	1,019	4,703
	107,367	126,872
Handheld
Nintendo Dual Screen	21,284	19,666
Sony PlayStation Portable	2,122	4,341
Wireless	736	1,589
	24,142	25,596

PC	9,730	7,801
Net sales before changes in deferred net revenue	141,239	160,269
Changes in deferred net revenue	53,914	(10,890)
Total net sales	$195,153	$149,379

14.  Subsequent Event

On August 9, 2011, we announced a plan to realign our internal studio development teams and portfolio of video games in development in order to better match our resources with our expected portfolio of interactive entertainment and continue our transition away from licensed kids titles and movie-based entertainment properties for traditional console games.  We are in the process of implementing this plan, which includes (a) the closure of two studios in Australia and the reduction of a game development team at one additional studio, and (b) the cancellation of two unannounced titles at these locations that are no longer in line with our strategic business priorities. These actions will result in a reduction of approximately 200 people on our product development staff and are expected to be completed during our fiscal quarter ending September 30, 2011.

We expect charges related to the cancellation of the two unannounced titles, related license costs and long-lived assets associated with the studio closures of up to $36.0 million, of which we may pay approximately $11.0 million in cash. We also expect to record restructuring charges of up to $5.0 million associated with contract and lease termination costs, most of which will be paid over the term of the existing leases.  Finally, we expect to incur up to $4.0 million in cash charges related to severance and other employee-based costs for terminated employees.  We expect to record these charges of up to $45.0 million, in the aggregate, during the second quarter of fiscal 2012 as actions are completed and facilities vacated.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q ("10-Q") that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our realignment plan and intended product releases, and may include certain assumptions that underlie the forward-looking statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming," and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Our business and such forward-looking statements are subject to risks and uncertainties that may affect our future results. For a discussion of our risk factors, see "Part II, Item 1A. Risk Factors." The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 10-Q.

All references to "we," "us," "our," "THQ," or the "Company" in this 10-Q mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this 10-Q are subject to trademark protection.

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the "2011 10-K").

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

In addition to titles published on the wireless devices noted above, we also develop and publish titles (and supplemental downloadable content) for digital distribution via Sony's PlayStation Network ("PSN") and Microsoft's Xbox LIVE Marketplace ("Xbox LIVE") and Xbox LIVE Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Digital River, OnLive and Steam.

Our titles span a wide range of categories, including action, adventure, fighting, fitness, racing, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to children and the mass market.  Our portfolio of key brands includes:

•	games based on our owned intellectual properties including Company of Heroes, Darksiders, Devil's Third, Homefront, inSANE, and Saints Row;

•	core games based on licensed properties including Games Workshop's Warhammer 40,000 universe, Metro, the Ultimate Fighting Championship ("UFC"), and World Wrestling Entertainment ("WWE"); and

•
games based on popular casual and lifestyle brands including Disney, Disney•Pixar, DreamWorks Animation, Jimmy Buffet's Margaritaville, Mattel's Pictionary and Barbie, Nickelodeon, and Sony Pictures Consumer Product's JEOPARDY! and Wheel of Fortune.

To capture new play patterns that have emerged in the casual and lifestyle market, we launched our uDraw GameTablet ("uDraw") in fiscal 2011, a product with innovative gameplay targeted at consumers of all ages and the only creative tool of its kind on game consoles today. We are focused on capitalizing on these new play patterns by developing other casual games for family and social play experiences across multiple platforms.

Trends Affecting Our Business

The following trends affect our business:

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry is delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will continue to come via online distribution such as massively multiplayer games (both subscription and free-to-play), casual micro-transaction based games, paid downloadable content and digital downloads of games, including those on wireless platforms, and conversely, we believe retail sales will continue to be a decreasing revenue source over the next several years. For the six months ended June 30, 2011, retail software sales in the U.S. decreased 7.7% compared to the same period in 2010 according to The NPD Group; for the same period, across the U.K., Germany, France, Spain and Benelux, aggregated retail software sales decreased 6.3% compared to the same six-month period in 2010 according to GfK. Conversely, digital sales are expected to grow over 20% worldwide in calendar 2011 and more than double over the next four years, to over $35.0 billion worldwide according to the International Development Group, Inc.'s Global Video Game Market Update (April 2011). Accordingly, we plan to continue integrating a digital component into our franchises where applicable. As our involvement in the undelivered online service elements within our games increases, more of our revenue will be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

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

Shifting Preferences in the Casual and Lifestyle Market

Over the last few years, our industry has seen a shift in preferences in the casual and lifestyle games market away from kids movie-based licensed titles towards games offering more of a family or group play experience, such as party and dance games.  In addition, there has been interest in the new motion-based controllers: Xbox 360 Kinect and PlayStation Move, which were introduced during holiday 2010.  The casual and lifestyle market is also shifting to games with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices based on the Apple iOS (including the iPhone, iTouch and iPad), Google Android, and Windows Mobile platforms.  In response to the shifting preferences in this market, we introduced uDraw, a first-of-its kind, innovative gaming accessory for the Wii, during holiday 2010 and plan to bring uDraw to Xbox 360 and PS3 in holiday 2011.  We expect to capitalize on the new platforms, including uDraw and Xbox 360 Kinect, with a casual and lifestyle line-up for these platforms. At the same time, we are transitioning away from licensed kids and movie-based entertainment properties for traditional console games.

Sales of Used Video Games

Large retailers, such as GameStop and Best Buy, have increased their focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offers may reduce consumers' propensity to trade in games. Additionally, certain of our titles include free access to online content through a code on the back of the video game manual for first-time purchasers. This structure creates a new revenue stream by offering second-time buyers of these titles the opportunity to separately purchase the online content.

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

Our digital strategy continues to focus on the following four pillars: 1) creating a digital ecosystem around key title console launches such as the expected November 2011 release of Saints Row: The Third, which includes a planned robust downloadable content schedule, online Season Pass, and in-game store for consumables; 2) creating a critical mass of users on social media platforms such as Facebook and mobile platforms including iOS and Android, using owned or branded content, such as the upcoming fall release of Margaritaville Online based on Jimmy Buffett's popular brand; 3) creating an ongoing digital revenue stream with the launch of the company's MMO, Warhammer 40,000: Dark Millennium Online; and 4) continuing to drive digital end-user sales through existing channels as well as through the re-launch of the THQ.com website.

Fiscal 2012 First Quarter Highlights

During the three months ended June 30, 2011, we continued to execute on our strategies; highlights in the quarter included the following:

•
our line-up featured at the Electronic Entertainment Expo ("E3") garnered 25 awards from more than 50 nominations across the portfolio for upcoming titles such as Saints Row: The Third, Darksiders II, Metro: Last Light, WWE '12, UFC Undisputed 3, Warhammer 40,000: Space Marine, Devil's Third, and inSANE, as well as for uDraw;

•	we announced an agreement with Turtle Rock Studios Inc., the creators of the multiple award-winning “Left 4 Dead,” to develop a new core title scheduled to be released in calendar 2013;

•	on June 15, 2011, top-industry talent Patrice Désilets joined us, working out of our Montreal, Quebec development studio on a new original AAA title; and

•
building on last year's successful launch of uDraw for Wii, we unveiled plans to bring uDraw to Xbox 360 and PlayStation 3 high-definition consoles this fall with new creative functions and touch-screen features. We are in production of a number of new uDraw titles, including Disney Princess, Marvel Super Hero Squad, and upgraded versions of our uDraw Studio software and Pictionary.

Realignment

In order to continue our focus on these key strategic areas, on August 9, 2011, we announced a realignment of our internal studio development teams and portfolio of video games in development as we continue to transition away from licensed kids titles and movie-based entertainment properties for traditional console games (see "Note 14 — Subsequent Event" in the notes to the condensed consolidated financial statements included in Part I, Item 1).

Results of Operations — Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

For the three months ended June 30, 2011, we reported a net loss of $38.4 million, or $0.56 per diluted share, compared with a net loss of $30.1 million, or $0.44 per diluted share, in the same period last fiscal year.

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	Three months ended June 30,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$141,239	72.4%	$160,269	107.3%	$(19,030)	(11.9)%
Changes in deferred net revenue	53,914	27.6	(10,890)	(7.3)	64,804	(595.1)
Consolidated net sales	$195,153	100.0%	$149,379	100.0%	$45,774	30.6%

In the three months ended June 30, 2011, net sales before changes in deferred net revenue were primarily driven by Red Faction: Armageddon, MX vs. ATV Alive and our catalog titles (titles released in fiscal years prior to the respective fiscal year).

Changes in deferred net revenue reflect the deferral and subsequent recognition of net revenue related to the online service that is offered in some of our games. The revenue deferrals are recognized as net sales over the estimated online service period of generally six months. The changes in deferred net revenue are driven by the timing of the release of games that offer the online service in which we have continuing involvement. Generally, revenue deferred in the first half of our fiscal year would be recognized by the end of that fiscal year, and revenue deferred in the second half of the fiscal year would be partially recognized in that fiscal year with the remaining amounts of deferred revenue recognized in the following fiscal year. Changes in deferred net revenue in the three months ended June 30, 2011 were primarily driven by the recognition of net sales from Homefront, which was released in March 2011.

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	Three months ended June 30,				Increase/	%
	2011		2010		(Decrease)	Change
New releases	$89,029	63.0%	$101,278	63.2%	$(12,249)	(12.1)%
Catalog	52,210	37.0	58,991	36.8	(6,781)	(11.5)
Net sales before changes in deferred net revenue	141,239	100.0%	160,269	100.0%	(19,030)	(11.9)
Changes in deferred net revenue	53,914		(10,890)		64,804	(595.1)
Consolidated net sales	$195,153		$149,379		$45,774	30.6%

Net sales of our new releases decreased $12.2 million in the three months ended June 30, 2011, compared to the same period last fiscal year. The decrease was primarily due to an overall mix of titles released in the current fiscal quarter with lower average net selling prices, compared to the same period last fiscal year, which included sales of UFC Undisputed 2010. New releases in the current fiscal quarter included titles such as MX vs. ATV Alive, which was released at a lower price point than previous installments from this franchise as a test with respect to our digital plan, and kids movie-based titles such as Kung Fu Panda 2 and Rio.

Net sales of our catalog titles decreased $6.8 million in the three months ended June 30, 2011 compared to the same period last fiscal year due to fewer catalog units sold and slightly lower average net selling prices, partially offset by continued sales of uDraw in the current fiscal quarter, which has a high average net selling price.

Net Sales by Territory

The following table presents our net sales by territory for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	Three months ended June 30,				Increase/	%
	2011		2010		(Decrease)	Change
North America	$87,743	62.1%	$108,026	67.4%	$(20,283)	(18.8)%
Europe	35,230	25.0	36,144	22.6	(914)	(2.5)
Asia Pacific	18,266	12.9	16,099	10.0	2,167	13.5
International	53,496	37.9	52,243	32.6	1,253	2.4
Net sales before changes in deferred net revenue	141,239	100.0%	160,269	100.0%	(19,030)	(11.9)
Changes in deferred net revenue	53,914		(10,890)		64,804	(595.1)
Consolidated net sales	$195,153		$149,379		$45,774	30.6%

Net sales in North America in the three months ended June 30, 2011 decreased $20.3 million compared to the same period last fiscal year. The decrease in this territory was primarily due to the release of UFC Undisputed 2010 in the same period last fiscal year, which sold more units at a higher average net selling price than all of our new releases in the current fiscal quarter.

Net sales in Europe in the three months ended June 30, 2011 decreased $0.9 million compared to the same period last fiscal year and we estimate that changes in foreign currency translation rates during the three months ended June 30, 2011 increased our reported net sales in this territory by $3.6 million. The decrease in net sales in this territory was due to lower net sales of catalog titles in the current fiscal quarter, due to fewer catalog units sold and lower average net selling prices. This decrease in the three months ended June 30, 2011 was partially offset by an increase in net sales from new releases, due to an increase in the number of units sold compared to the same period last fiscal year.

Net sales in the Asia Pacific territory in the three months ended June 30, 2011 increased $2.2 million compared to the same period last fiscal year. The increase was due to changes in foreign currency translation rates as we estimate that those rate changes increased our reported net sales in this territory by $3.4 million during the three months ended June 30, 2011, and the number of units sold remained relatively flat in the comparative fiscal quarters.

Cost of Sales

Cost of sales increased $25.2 million, or 21.9%, in the three months ended June 30, 2011 compared to the same period last fiscal year.  As a percent of net sales, cost of sales decreased 5.1 points in the three months ended June 30, 2011 compared to the same period last fiscal year.

Cost of Sales - Product Costs (amounts in thousands)

	June 30, 2011	% of net sales	June 30, 2010	% of net sales	% Change
Three Months Ended	$67,063	34.4%	$60,703	40.6%	10.5%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In the three months ended June 30, 2011, product costs as a percent of net sales decreased 6.2 points compared to the same period last fiscal year. The decrease as a percent of net sales was primarily due to an increase in the recognition of revenue from the online service component that is present within a number of our games for which there are no related significant product costs.  Also contributing to the decrease was the recognition of revenue in the three months ended June 30, 2011 from titles with lower product costs as a percent of net sales, such as Homefront, compared to the mix of titles recognized in the same period last fiscal year.

Cost of Sales - Software Amortization and Royalties (amounts in thousands)

	June 30, 2011	% of net sales	June 30, 2010	% of net sales	% Change
Three Months Ended	$64,920	33.3%	$33,353	22.3%	94.6%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. In the three months ended June 30, 2011, software amortization and royalties expense as a percent of net sales increased 11.0 points compared to the same period last fiscal year. The increase was primarily due to the performance of UFC Undisputed 2010 in the three months ended June 30, 2010 with its lower capitalized development costs relative to its sales performance in that period. The titles released in the three months ended June 30, 2011, such as Red Faction: Armageddon, had comparatively higher capitalized development costs relative to their net sales. Additionally, in the three months ended June 30, 2011, we had recognitions of previously deferred net revenue and related software amortization and royalties expense on certain titles that were released late in the fourth quarter of fiscal 2011; these titles also had higher capitalized development costs relative to their sales performance compared to UFC Undisputed 2010 in the same period last fiscal year.

Cost of Sales - License Amortization and Royalties (amounts in thousands)

	June 30, 2011	% of net sales	June 30, 2010	% of net sales	% Change
Three Months Ended	$8,139	4.2%	$20,890	14.0%	(61.0)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.  Net sales from our licensed properties represented 49% and 90% of our total net sales in the three months ended June 30, 2011 and 2010, respectively. License amortization and royalties expense decreased 9.8 points as a percent of net sales in the three months ended June 30, 2011 compared to the same period last fiscal year. The primary driver of the decrease was the change in our sales mix towards more owned intellectual properties such as Homefront, Red Faction: Armageddon, and MX vs. ATV Alive in the current fiscal quarter compared to the same period last fiscal year when a larger portion of our net sales came from licensed titles, primarily UFC Undisputed 2010. Additionally, net sales in the three months ended June 30, 2011 included sales of certain kids movie-based licensed properties with insignificant amounts of license amortization and royalties expense since we incurred license impairment charges on those properties during fiscal 2011.

Operating Expenses

Our operating expenses increased $30.7 million, or 49.4% in the three months ended June 30, 2011 compared to the same period last fiscal year. The increase in operating expenses was due to increases in marketing support and product development expense.

Product Development (amounts in thousands)

	June 30, 2011	% of net sales	June 30, 2010	% of net sales	% Change
Three Months Ended	$30,189	15.5%	$16,475	11.0%	83.2%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios prior to products reaching technological feasibility. Once a product has reached technological feasibility the related development costs are capitalized to software development. Product development expense increased $13.7 million in the three months ended June 30, 2011 compared to the same period last fiscal year. The increase was primarily due to a shift in our mix of products under development to a higher portion of products that have not yet reached technological feasibility, including our investment in digital games. Also, product development expense in the three months ended June 30, 2011 includes $3.4 million of cash severance charges and other employee-based costs related to the current quarter notification to employees of position eliminations in connection with the closure of our studio located in the U.K. and previously announced business realignment plans (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1).

Selling and Marketing (amounts in thousands)

	June 30, 2011	% of net sales	June 30, 2010	% of net sales	% Change
Three Months Ended	$50,676	26.0%	$33,626	22.5%	50.7%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses increased $17.1 million in the three months ended June 30, 2011 compared to the same period last fiscal year. The increase was primarily due to a larger investment in marketing support for our new releases in the current fiscal quarter compared to the same period last fiscal year. Additionally, the increase was due to continued marketing support for uDraw and titles we released late in the fourth quarter of fiscal 2011, primarily Homefront and WWE All Stars.

Excluding the impact of changes in deferred net revenue, selling and marketing expenses as a percent of net sales increased 14.9 points in the three months ended June 30, 2011 compared to the same period last fiscal year. This increase was primarily due to the lower average net selling price of products sold in the three months ended June 30, 2011 compared to the same period last fiscal year as well as the lower net sales basis resulting from fewer catalog units sold in the current fiscal quarter compared to the same period last fiscal year.

General and Administrative (amounts in thousands)

	June 30, 2011	% of net sales	June 30, 2010	% of net sales	% Change
Three Months Ended	$12,049	6.2%	$11,844	7.9%	1.7%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses were relatively flat in the three months ended June 30, 2011, compared to the same period last fiscal year.

Restructuring

Restructuring charges include any of the costs associated with lease abandonments (less estimates of sublease income), write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancellable contracts.  In the three months ended June 30, 2011, restructuring charges and adjustments were minimal and primarily reflected facility related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment.  For further information related to our restructuring plans and charges and the events and decisions that gave rise to such charges, see “Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”). For further discussion of the Notes, see “Note 6 — Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and other income (expense), net in the three months ended June 30, 2011 was income of $0.4 million and primarily consisted of foreign currency gains and interest income as the interest expense under the Notes in the current fiscal quarter were capitalized to software development. In the three months ended June 30, 2010, interest and other income (expense), net was an expense of $1.6 million, which primarily consisted of interest expense under the Notes that was not capitalized, as well as foreign currency losses. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the impact of this change.

Income Taxes

Income tax expense for the three months ended June 30, 2011 was $1.1 million, compared to income tax expense of $0.8 million in the same period last fiscal year. Income tax expense in both periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses in the U.S.  The effective tax rate differs significantly from the federal statutory rate; this difference is primarily due to taxable losses in the U.S. that are fully offset by a valuation allowance.

Liquidity and Capital Resources

(Amounts in thousands)	June 30, 2011	March 31, 2011	Change
Cash and cash equivalents	$119,036	$85,603	$33,433
Percentage of total assets	17%	11%

	Three months ended June 30,
(Amounts in thousands)	2011	2010	Change
Net cash provided by (used in) operating activities	$34,015	$(54,906)	$88,921
Net cash provided by (used in) investing activities	(2,948)	479	(3,427)
Net cash provided by (used in) financing activities	21	(13,166)	13,187
Effect of exchange rate changes on cash	2,345	(4,797)	7,142
Net increase (decrease) in cash and cash equivalents	$33,433	$(72,390)	$105,823

Generally, our primary sources of liquidity are cash, cash equivalents, and short-term investments. In addition, as further discussed below, we may elect to sell or borrow against certain of our eligible North American accounts receivable and we have external sources of liquidity available to us, including our Credit Facility (as described below). Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, purchases of hardware components for uDraw, payments to external developers and licensors, costs of internal software development, and selling and marketing expenses. In the three months ended June 30, 2011 our cash and cash equivalents increased $33.4 million, from $85.6 million at March 31, 2011 to $119.0 million at June 30, 2011. The increase in our cash balance was primarily due to collections of fiscal 2011 year-end receivables, primarily related to the March 2011 release of Homefront and WWE All Stars.

Purchase Agreement. In November 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"). The Purchase Agreement gives us the option to sell our receivables from Walmart Stores, Inc. ("Walmart") to Wells Fargo, at our discretion, and significantly expedite our receivables collections from Walmart. Wells Fargo will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart.

Credit Facility. In June 2009, we entered into a Loan and Security Agreement (the "Credit Facility") with Bank of America, N.A. ("B of A"), as agent, and the lenders party thereto from time to time.  The Credit Facility provides for a $35.0 million revolving credit facility, which can be increased to $50.0 million, subject to lender consent, pursuant to a $15.0 million accordion feature, and includes a $15.0 million letter of credit subfacility.  See "Note 6 — Debt" in the notes to the condensed consolidated financial statements in Part I, Item 1, for additional information regarding the Credit Facility.  We may use the Credit Facility to provide us with working capital and cash for other corporate purposes; however, our ability to borrow, and the lenders' obligation to lend, under the Credit Facility is subject to our compliance with certain terms and conditions, including a requirement that we meet a minimum fixed charge coverage ratio.  The amount we can borrow under the Credit Facility fluctuates based upon our levels of eligible North American accounts receivable.  At June 30, 2011 we had no borrowings under the Credit Facility.

The Credit Facility is guaranteed by most of our domestic subsidiaries (each, an "Obligor") and secured by substantially all of our assets. The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, limitations on our and each Obligor's ability to: create, incur, guarantee or be liable for indebtedness (other than certain types of permitted indebtedness); dispose of assets outside the ordinary course (subject to certain exceptions); acquire, merge or consolidate with or into another person or entity (other than certain types of permitted acquisitions); create, incur or allow any lien on any of their respective properties (except for certain permitted liens); make investments or capital expenditures (other than certain types of investments or capital expenditures); or pay dividends or make distributions (each subject to certain limitations).  In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due thereunder, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on certain material contracts (subject to certain limitations and cure periods).  At June 30, 2011 we were in compliance with all covenants related to the Credit Facility.

Cash Flow from Operating Activities.  Cash provided by operations was $34.0 million in the three months ended June 30, 2011, compared to $54.9 million cash used in operations in the same period last fiscal year.  The change in cash flow from operations was primarily the result of higher cash collections of receivables during the first quarter of fiscal 2012 compared to the same period last fiscal year. The increase in cash collections was driven by the collection of fiscal 2011 year-end receivables, primarily related to titles that were released late in the fourth quarter of fiscal 2011. The increase in the collection of receivables was partially offset by the larger net loss in the three months ended June 30, 2011 compared to the same period last fiscal year (including adjustment for non-cash reconciling items such as depreciation, amortization, and changes in deferred net revenue and related expenses).

Cash Flow from Investing Activities.  Cash used in investing activities was $2.9 million in the three months ended June 30, 2011, compared to $0.5 million cash provided by investing activities in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to investment related activity in the three months ended June 30, 2010 as there was no such activity in the three months ended June 30, 2011.

Cash Flow from Financing Activities.  Cash provided by financing activities was $21,000 in the three months ended June 30, 2011, compared to cash used in financing activities of $13.2 million in the same period last fiscal year. The change in cash flow from financing activities was primarily due to the repayment of our secured credit line in the three months ended June 30, 2010 as there was no such activity in the three months ended June 30, 2011.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates increased our reported cash balance by $2.3 million.

Key Balance Sheet Accounts

At June 30, 2011, our total current assets were $522.0 million, down from $599.7 million at March 31, 2011. In addition to cash and cash equivalents, our current assets primarily consisted of:

Accounts Receivable. Accounts receivable decreased $111.3 million, from $161.6 million at March 31, 2011 to $50.3 million at June 30, 2011. The decrease was primarily due to collections of fiscal 2011 year-end receivables, primarily related to the March 2011 release of Homefront and WWE All Stars. Accounts receivable allowances were $97.1 million at June 30, 2011, a $9.5 million increase from $87.6 million at March 31, 2011. Allowances for price protection and returns as a percentage of trailing nine-month net sales, excluding the impact of changes in deferred net revenue, were 11% and 10% at June 30, 2011 and 2010, respectively. We believe our current allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory decreased $5.0 million, from $31.9 million at March 31, 2011 to $26.9 million at June 30, 2011. The decrease in inventory was primarily due to the timing of product purchases. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve-month basis were 13 and 14 at June 30, 2011 and March 31, 2011, respectively.

Licenses. Our investment in licenses, including the long-term portion, increased $13.4 million, from $118.2 million at March 31, 2011 to $131.6 million at June 30, 2011. The increase was primarily due to investments in new licenses, partially offset by amortization expense.

Software Development. Capitalized software development, including the long-term portion, decreased $13.5 million, from $272.5 million at March 31, 2011 to $259.0 million at June 30, 2011. The decrease in software development is primarily the result of software development amortization of titles released in the three months ended June 30, 2011 as well as titles that were released late in the fourth quarter of fiscal 2011. This decrease was partially offset by our investment in new titles. Approximately 69% of the software development asset balance at June 30, 2011 is for titles that have expected release dates in the remainder of fiscal 2012 and beyond.

Total current liabilities at June 30, 2011, were $323.0 million, down from $379.5 million at March 31, 2011. Current liabilities primarily consisted of:

Accounts Payable. Accounts payable decreased $23.6 million, from $100.6 million at March 31, 2011 to $77.0 million at June 30, 2011. The decrease was primarily due to timing of product purchases.

Accrued and Other Current Liabilities. Accrued and other current liabilities increased $21.3 million, from $137.9 million at March 31, 2011 to $159.2 million at June 30, 2011. The increase was primarily due to accruals of product development milestones to external developers and accruals related to our investments in licenses.

Our liabilities at June 30, 2011 also consisted of:

Other long-term liabilities. Other long-term liabilities increased $0.2 million, from $88.0 million at March 31, 2011 to $88.2 million at June 30, 2011.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of June 30, 2011 (see “Note 6 — Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Financial Condition

At June 30, 2011, we held cash and cash equivalents of $119.0 million.  We believe that we have sufficient working capital, including cash expected to be generated from operations and external sources of liquidity, to meet our operating requirements for at least the next twelve months. Our business is cyclical and thus our working capital needs are impacted by seasonality, the timing of new product releases, and consumer product acceptance. We expect to use a significant amount of cash in our second and third quarters of fiscal 2012, as we order and pay for products to be shipped during the holiday quarter, which is typically when we receive the largest percentage of our revenues. Accordingly, we intend to use our external sources of liquidity, which may include the Purchase Agreement and Credit Facility, in order to help fund our working capital needs during this period. We expect to generate cash in the second half of fiscal 2012 due to expected cash collections during the third and fourth quarter of fiscal 2012 from sales of our scheduled releases, which include Saints Row: The Third, uDraw, UFC Undisputed 3, and WWE '12.

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

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2012	$76,663	$34,280	$12,606	$—	$583	$124,132
2013	42,345	14,465	14,304	—	4,000	75,114
2014	19,751	5,099	12,962	—	4,000	41,812
2015	19,833	693	11,683	100,000	—	132,209
2016	11,500	500	6,535	—	—	18,535
Thereafter	20,000	875	13,414	—	—	34,289
	$190,092	$55,912	$71,504	$100,000	$8,583	$426,091

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of June 30, 2011 are $190.1 million.  License/software development commitments in the table above include $131.5 million of commitments to licensors/developers that are included in both current and long-term accrued royalties and accrued liabilities in our condensed consolidated balance sheet as of June 30, 2011 because the licensors/developers do not have any remaining significant performance obligations to us.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $0.4 million and $0.6 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our June 30, 2011 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our fiscal 2009 realignment (see "Note 5 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item I). We expect future sublease rental income under non-cancellable agreements of approximately $1.2 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  On August 4, 2009 we issued the Notes.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $5.0 million in the remainder of fiscal 2012, $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $17.5 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1).

(5)
Other.  As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at June 30, 2011 (see "Note 2 — Balance Sheet Details" in the notes to the condensed consolidated financial statements included in Part I, Item 1). The remaining other commitments included in the table above are also included as current or long-term liabilities in our June 30, 2011 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At June 30, 2011, we had $3.5 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information regarding the unrecognized tax benefits.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Part II, Item 7 to our 2011 10-K, under the caption “Critical Accounting Estimates.”

Recently Issued Accounting Pronouncements

See “Note 1 — Basis of Presentation" in the notes to the condensed consolidated financial statements in Part 1, Item 1.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to certain market risks arising from transactions in the normal course of business, principally risks associated with interest rate and foreign currency fluctuations. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. We use foreign currency exchange option and forward contracts to hedge anticipated exposures or mitigate some existing exposures subject to foreign currency exchange rate risk as discussed below. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

At June 30, 2011, our $119.0 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer-term investments.  The value of these investments may fluctuate with changes in interest rates; however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three months ended June 30, 2011 was $0.2 million and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

At June 30, 2011, we had no outstanding balances under the Bank of America Credit Facility.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly Australian Dollars ("AUD"), Euros ("EUR"), and Great British Pounds ("GBP), which may result in a gain or loss of earnings to us. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates. Throughout the year, we frequently monitor the volatility of the AUD, EUR, and GBP (and all other applicable currencies).

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the three months ended June 30, 2011 and 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities. We utilize foreign exchange forward contracts to mitigate foreign currency risk associated with foreign currency-denominated assets and liabilities, primarily certain inter-company receivables and payables. Our foreign currency exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Prepaid expenses and other current assets" or "Accrued and other current liabilities" in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Interest and other income (expense), net" in our condensed consolidated statements of operations. The forward contracts generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts generally is not significant at each month-end.

At June 30, 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $107.9 million with a fair value that approximates zero. All of the contracts had maturities of one month and consisted primarily of AUD, CAD, EUR, and GBP. The net gain recognized from these contracts during the three months ended June 30, 2011 was $1.5 million and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

Foreign currency exchange forward contracts are designed to offset gains and losses on the underlying foreign currency-denominated assets and liabilities. Any movement in foreign currency exchange rates resulting in a gain or loss on our foreign currency exchange forward contracts are offset by an opposing gain or loss in the underlying foreign currency-denominated assets and liabilities that were hedged and would not have a material impact on our financial position.

The counterparties to these forward contracts are creditworthy multinational commercial or investment banks. The risks of counterparty non-performance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign currency exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $7.9 million and an increase in reported loss from operations before income taxes of approximately $0.3 million for the three months ended June 30, 2011. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $23.7 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of July 2, 2011, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our financial condition or results of operations.

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

Although we believe our financial condition, including cash expected to be generated from operations and external sources of liquidity, is sufficient to meet our operating requirements for at least the next twelve months; the development and publishing of video games is capital intensive and our capacity to generate cash from our games may be insufficient to meet our anticipated cash requirements in the future.

We operate in a capital intensive business. During fiscal 2011, we invested a significant amount of our cash in product development and licenses and thus did not generate positive cash flow from operations in fiscal 2011. At June 30, 2011, we held cash and cash equivalents of $119.0 million.  We expect to use a significant amount of cash in our second and third fiscal quarters of fiscal 2012 in order to meet our working capital needs, including the purchase and payment of our product, for our holiday quarter. Accordingly, we expect to use our external sources of liquidity, which may include our Credit Facility and Wells Fargo Purchase Agreement, in order to help fund our working capital needs during this period. In the event our future net sales and these external liquidity sources are not sufficient to meet our operating requirements, or if required expenditures differ significantly from our expectations, we may need to defer and/or curtail currently-planned expenditures, cancel projects currently in development, and/or pursue additional funding or additional external sources of liquidity to meet our cash needs.

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

Since a portion of our net sales is based upon licensed properties, failure to renew such licenses, or renewals of such licenses on less advantageous terms, could cause our net sales and/or our profitability to decline.

Games we develop based upon licensed brands make up a portion of our net sales each year. Sales of our games based upon our two top-selling licensed brands, UFC and WWE, excluding the impact of changes in deferred net revenue, comprised approximately 32% of our net sales in fiscal 2011. In fiscal 2010, sales of our games based upon our two top-selling licensed brands, UFC and WWE, excluding the impact of changes in deferred net revenue, comprised 35% of our net sales. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to the importance to us of a limited number of brands and the intense competition from other video game publishers to publish games based upon these licensed brands, we may not be able to renew our current licenses or may have to renew a brand license on less advantageous terms, which could significantly lower our net sales and/or our profitability. During fiscal 2011, we entered into a multi-year extension of our long-term agreement with Games Workshop to publish games based on the Warhammer 40,000 brand which expires on December 31, 2020. Our licenses with UFC and WWE expire on December 31, 2018. There can be no assurance that we will be able to extend such licenses and if we are not able to extend them, our net sales and/or our profitability may decline significantly.

A decrease in the popularity of our licensed brands or video games based on those brands could materially impact our net sales and financial position.

As previously mentioned, a portion of our net sales are derived from products based on popular licensed properties. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell games based on such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

High development costs for games which do not perform as anticipated and failure of platforms to achieve significant market penetration could decrease our profitability and result in potential impairments of capitalized software development costs.

Video games played on consoles and certain online games (e.g., multi-player online games) are expensive to develop. If the high development costs are not offset by high net sales and other cost efficiencies, our operating margins and profitability will be negatively impacted. If our internally developed games and/or franchises do not achieve significant market penetration, we may reduce our internal development studio teams which support these games and/or franchises. Additionally, if our games do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the impairment of capitalized software costs, which would negatively impact our profitability.

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

Platform pricing.  Platforms can be expensive – in the United States, console pricing ranges from $149.99 for the Wii to $399.99 for the high-end Xbox 360 Kinect and the new Nintendo 3DS is $169.99 The cost of the hardware could impact consumer purchases of such hardware, which could in turn negatively impact sales of our products for these platforms since consumers need a platform in order to play most of our games.

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

In fiscal 2011, excluding the impact of changes in deferred net revenue, we derived 34.6% of our consolidated net sales from outside of North America. Our international operations subject us to many risks, including: different consumer preferences; challenges in doing business with foreign entities caused by distance, language and cultural differences; unexpected changes in regulatory requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse impact on our future foreign sales or the profits generated from those sales.

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

From time to time, legislation has been introduced for the establishment of a government mandated rating and governing system in the U.S. and in foreign countries for our industry. In April 2010, the U.S. Supreme Court granted the state of California's certiorari petition in connection with the constitutionality of California's proposed legislation (“Brown v. EMEA/ESA”) to regulate the sale of violent video games to minors. In June 2011, the U.S. Supreme Court ruled on Brown v. EMEA/ESA, declaring that content-based restrictions on video games are unconstitutional. Outside of the U.S., various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system or other regulation, our ability to successfully market and sell our products could be adversely impacted.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended June 30, 2011.

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

4.2
First Amendment to the Rights Agreement dated February 18, 2011, by and between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement, as amended, on Form 8-A/A filed on February 24, 2011 (File No. 001-15959)).

4.3
Amended and Restated Rights Agreement, dated as of August 22, 2001 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Company's August 2001 8-A).

4.4
First Amendment to Amended and Restated Rights Agreement, dated April 9, 2002 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to Amendment No. 3 to the Company's Registration Statement on Form 8-A filed on April 12, 2002 (file No. 000-18813)).

4.5
Second Amendment to Amended and Restated Rights Agreement, dated as of May 12, 2010 between the Company and Computershare Investor Services, LLC (incorporated by reference to Exhibit 10.1 to the Form 8‑K filed with the SEC on May 13, 2010).

4.6
Indenture dated as of August 4, 2009, between the Company and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

4.7		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* †	XBRL Instance Document

101.SCH	* †	XBRL Taxonomy Extension Schema Document

101.CAL	* †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	* †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	* †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	* †	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

†    Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections. We are deemed to have complied with the reporting obligation relating to the submission of interactive data files in these exhibits and are not subject to liability under the anti-fraud provisions of the Securities Act of 1933 or any other liability provision as long as we make a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2011	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

Dated: August 10, 2011	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

Dated: August 10, 2011	THQ INC.

	By:	/s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer