Form 10-Q
period 2011-09-30
THQ INC
filed 2011-11-09
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant's common stock as of November 4, 2011 was approximately 68,381,994.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,055	$85,603
Accounts receivable, net of allowances	27,746	161,574
Inventory	21,114	31,905
Licenses	35,763	32,869
Software development	176,642	222,631
Deferred income taxes	7,668	8,200
Income tax receivable	1,379	—
Prepaid expenses and other current assets	44,836	56,908
Total current assets	366,203	599,690
Property and equipment, net	26,327	28,960
Licenses, net of current portion	79,640	85,367
Software development, net of current portion	49,977	49,858
Deferred income taxes	516	516
Other long-term assets, net	9,710	10,014
TOTAL ASSETS	$532,373	$774,405

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,050	$100,550
Accrued and other current liabilities	145,278	137,922
Deferred revenue, net	58,933	141,060
Total current liabilities	275,261	379,532
Other long-term liabilities	83,731	88,042
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 7)

Stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of September 30, 2011; 68,376,786 and 68,300,482 shares issued and outstanding as of September 30, 2011 and March 31, 2011, respectively	684	683
Additional paid-in capital	523,872	520,797
Accumulated other comprehensive income	11,864	17,560
Accumulated deficit	(463,039)	(332,209)
Total stockholders' equity	73,381	206,831
TOTAL LIABILITIES AND EQUITY	$532,373	$774,405

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Net sales	$146,004	$77,053	$341,157	$226,432
Cost of sales:
Product costs	57,986	35,003	125,049	95,706
Software amortization and royalties	77,893	21,162	142,813	54,515
License amortization and royalties	23,156	9,583	31,295	30,473
Total cost of sales	159,035	65,748	299,157	180,694

Gross margin	(13,031)	11,305	42,000	45,738
Operating expenses:
Product development	27,954	17,900	58,143	34,375
Selling and marketing	37,765	24,023	88,441	57,649
General and administrative	12,037	11,878	24,086	23,722
Restructuring	6,082	(161)	5,942	7
Total operating expenses	83,838	53,640	176,612	115,753

Operating loss	(96,869)	(42,335)	(134,612)	(70,015)
Interest and other income (expense), net	2,467	(3,991)	2,910	(5,581)
Loss before income taxes	(94,402)	(46,326)	(131,702)	(75,596)
Income taxes	(2,017)	659	(872)	1,499
Net loss	$(92,385)	$(46,985)	$(130,830)	$(77,095)

Loss per share — basic	$(1.35)	$(0.69)	$(1.91)	$(1.14)
Loss per share — diluted	$(1.35)	$(0.69)	$(1.91)	$(1.14)

Shares used in per share calculation — basic	68,340	67,813	68,329	67,779
Shares used in per share calculation — diluted	68,340	67,813	68,329	67,779

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(130,830)	$(77,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,564	5,616
Amortization of licenses and software development(1)	154,364	66,648
Loss on disposal of property and equipment	211	10
Restructuring charges	5,942	7
Changes in deferred net revenue and related expenses	(52,153)	4,053
Amortization of debt issuance costs	187	393
Amortization of interest	—	763
Gain on investments	(270)	(332)
Stock-based compensation(2)	3,339	4,357
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	132,565	30,204
Inventory	10,730	(6,992)
Licenses	(13,902)	(23,940)
Software development	(97,783)	(116,763)
Prepaid expenses and other current assets	(4,389)	(24,129)
Accounts payable	(28,318)	18,202
Accrued and other liabilities	(4,618)	(39,446)
Income taxes	(3,089)	2,193
Net cash used in operating activities	(22,450)	(156,251)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	93,248
Proceeds from sales and maturities of trading investments	—	22,775
Purchases of available-for-sale investments	—	(64,781)
Other long-term assets	1,186	(474)
Purchases of property and equipment	(5,597)	(8,265)
Net cash provided by (used in) investing activities	(4,411)	42,503

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	21	520
Payment of debt issuance costs	(1,264)	—
Payment of secured credit line	—	(13,249)
Net cash used in financing activities	(1,243)	(12,729)
Effect of exchange rate changes on cash	(6,444)	4,490
Net decrease in cash and cash equivalents	(34,548)	(121,987)
Cash and cash equivalents — beginning of period	85,603	188,378
Cash and cash equivalents — end of period	$51,055	$66,391
________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q ("10-Q") present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively "THQ," "we," "us," "our," or the "Company").  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the "2011 10-K").

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

Summary of Significant Accounting Policies. In the six months ended September 30, 2011, we did not have any material changes to our significant accounting policies, and we did not adopt any new accounting pronouncements.

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

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three and six months ended September 30, 2011 and 2010 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2011	13 weeks	October 1, 2011
Three months ended September 30, 2010	13 weeks	October 2, 2010
Six months ended September 30, 2011	26 weeks	October 1, 2011
Six months ended September 30, 2010	26 weeks	October 2, 2010

2.   Balance Sheet Details

Inventory.  Inventory at September 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Finished goods	$14,940	$28,515
Components	6,174	3,390
Inventory	$21,114	$31,905

Prepaid expenses and other current assets. Prepaid expenses and other current assets at September 30, 2011 and March 31, 2011 primarily consisted of product costs totaling $16.2 million and $32.0 million, respectively, that were deferred in connection with the deferral of related net revenue. Also included in prepaid expenses and other current assets at September 30, 2011 and March 31, 2011 were product prepayments of $11.7 million and $4.5 million, respectively.

Property and equipment, net.  Property and equipment, net at September 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	Useful lives	September 30, 2011	March 31, 2011
Building	30 yrs	$730	$730
Land	-	401	401
Computer equipment and software	3-10 yrs	60,460	60,254
Furniture, fixtures and equipment	5 yrs	8,141	8,880
Leasehold improvements	3-6 yrs	13,192	15,999
Automobiles	2-5 yrs	82	88
		83,006	86,352
Less: accumulated depreciation		(56,679)	(57,392)
Property and equipment, net		$26,327	$28,960

Depreciation expense associated with property and equipment amounted to $2.7 million and $5.6 million for the three and six months ended September 30, 2011, respectively, and $2.9 million and $5.6 million for the three and six months ended September 30, 2010, respectively.

Accrued and other current liabilities.  Accrued and other current liabilities at September 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Accrued liabilities	$34,090	$33,175
Settlement payment	4,000	6,000
Accrued compensation	16,973	20,093
Accrued third-party software developer milestones	24,441	22,951
Accrued royalties	65,774	55,703
Accrued and other current liabilities	$145,278	$137,922

Other long-term liabilities.  Other long-term liabilities at September 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Minimum license guarantees	$66,791	$69,209
Deferred rent	7,055	7,517
Accrued liabilities	6,480	4,215
Settlement payment	3,405	7,101
Other long-term liabilities	$83,731	$88,042

Settlement payments included in the tables above are payable to JAKKS Pacific, Inc. ("Jakks"). A portion of the settlement payment due to Jakks is reflected in "Accrued and other current liabilities" and a portion is reflected in "Other long-term liabilities" in our condensed consolidated balance sheets at the present value of the consideration payable under the agreement between THQ and Jakks.  See "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the Jakks settlement payments.

3. Licenses and Software Development

Licenses. As of September 30, 2011 and March 31, 2011, the net carrying value of our licenses was $115.4 million and $118.2 million, respectively, and was reflected as “Licenses” and “Licenses, net of current portion” in our condensed consolidated balance sheets. At September 30, 2011, all of our license commitments are reflected in our condensed consolidated balance sheet as the licensors do not have any remaining significant performance obligations. License amortization and royalties expense in the three and six months ended September 30, 2011 included a $16.0 million charge related to the abandonment of a license for an unannounced game that was cancelled in connection with a studio closure (see "Note 5 — Restructuring and Other Charges”).

Software Development. As of September 30, 2011 and March 31, 2011, the net carrying value of our software development was $226.6 million and $272.5 million, respectively, and was reflected as “Software development” and “Software development, net of current portion” in our condensed consolidated balance sheets. At September 30, 2011 we had commitments of $97.9 million that are not reflected in our condensed consolidated financial statements due to remaining performance obligations of the external developers. Software amortization and royalties expense in the three and six months ended September 30, 2011 included charges of $17.5 million and $18.9 million, respectively, related to the write-offs of capitalized software development for unannounced games that were cancelled in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges”).

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

In the six months ended September 30, 2011 we recorded a software development impairment charge of $0.6 million related to one of our titles. In the three and six months ended September 30, 2010 we recognized software development impairment charges of $4.5 million and $7.0 million, respectively, related to one of our titles. In the three and six months ended September 30, 2010 we recognized license impairment charges of $5.9 million related to one of our titles.

4.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding gain related to our investment in Yuke's for the six months ended September 30, 2011 and 2010 was $0.4 million.  As of September 30, 2011, the inception-to-date unrealized holding gain on our investment in Yuke's was $1.9 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our condensed consolidated balance sheets.

Other long-term assets as of September 30, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	September 30, 2011	March 31, 2011
Investment in Yuke's	$5,072	$4,686
Deferred financing costs	1,828	2,146
Other	2,810	3,182
Total other long-term assets	$9,710	$10,014

5.   Restructuring and Other Charges

Restructuring charges and adjustments are recorded as "Restructuring" expenses in our condensed consolidated statements of operations and have included the costs associated with lease abandonments less estimates of sublease income, write-off of related long-lived assets due to the studio closures, as well as costs of other non-cancellable contracts.

Fiscal 2012 Second Quarter Realignment. On August 9, 2011, we announced a plan to realign our internal studio development teams and video games in development in order to better match our resources with our target portfolio of interactive entertainment and continue our transition away from traditional console games based on licensed kids titles and movie entertainment properties.  Under this plan, we closed two studios in Australia and eliminated a game development team at one additional studio. We also cancelled two unannounced titles at these locations that are no longer in line with our strategic business priorities. These actions resulted in a reduction of approximately 200 people on our product development staff. The following table summarizes the components and activity under the fiscal 2012 second quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2011, and the related restructuring reserve balances (amounts in thousands):

	Three and Six Months Ended September 30, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$—	$—	$—
Charges to operations	2,866	1,270	4,136
Non-cash write-offs	—	(1,270)	(1,270)
Cash payments, net of sublease income	—	—	—
Foreign currency and other adjustments	53	—	53
Ending balance	$2,919	$—	$2,919

Additionally, in connection with these actions we also incurred $4.4 million of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations); charges of $17.5 million related to the cancellation of two unannounced titles in development at these studios (recorded within software development amortization in our condensed consolidated statements of operations); charges of $16.0 million for an abandoned license (inclusive of $11.0 million in cash charges; all of which are recorded within license amortization and royalties in our condensed consolidated statements of operations); and a $1.2 million gain related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2012 second quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 First Quarter Realignment. In the first quarter of fiscal 2012, we announced the closure of our studio located in the U.K. as we continued to refine our video game line-up and utilize studio locations in more cost effective markets. The following table summarizes the components and activity under the fiscal 2012 first quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2011, and the related restructuring reserve balances (amounts in thousands):

	Three and Six Months Ended September 30, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$—	$—	$—
Charges to operations	618	117	735
Non-cash write-offs	—	(117)	(117)
Cash payments, net of sublease income	(103)	—	(103)
Foreign currency and other adjustments	117	—	117
Ending balance	$632	$—	$632

Since the inception of the fiscal 2012 first quarter realignment through September 30, 2011, total restructuring charges amounted to $0.7 million.

Additionally, in connection with the U.K. studio closure, in the three and six months ended September 30, 2011, we also incurred $27,000 and $1.7 million, respectively, of cash severance and other employee-based charges related to the notification to employees of position eliminations (recorded within operating expenses in our condensed consolidated statements of operations), and a $1.6 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). Additionally, in the three months ended June 30, 2011, we incurred a $1.4 million charge related to the cancellation of an unannounced title in development at this studio (recorded within software development amortization in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2012 first quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 Fourth Quarter Realignment. In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models. This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations. The following table summarizes the components and activity under the fiscal 2011 fourth quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2011 and 2010, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$19	$—	$19	$41	$—	$41
Charges to operations	735	90	825	738	90	828
Non-cash write-offs	—	(90)	(90)	—	(90)	(90)
Cash payments, net of sublease income	(105)	—	(105)	(128)	—	(128)
Foreign currency and other adjustments	81	—	81	79	—	79
Ending balance	$730	$—	$730	$730	$—	$730

Since the inception of the fiscal 2011 fourth quarter realignment through September 30, 2011, total restructuring charges amounted to $3.9 million.

Additionally, in connection with this change, in the three and six months ended September 30, 2011, we also incurred $0.1 million and $1.9 million, respectively, of cash severance and other employee-based charges related to the notification to employees of position eliminations (recorded within operating expenses in our condensed consolidated statements of operations), and a $0.5 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2011 fourth quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

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

The following table summarizes the restructuring lease and contract termination activity under the fiscal 2009 realignment for the three and six months ended September 30, 2011 and 2010, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,015	$2,085	$1,335	$2,392
Charges to operations	386	(161)	243	7
Cash payments, net of sublease income	(153)	(615)	(326)	(1,203)
Foreign currency and other adjustments	48	177	44	290
Ending balance	$1,296	$1,486	$1,296	$1,486

Since the inception of the fiscal 2009 realignment through September 30, 2011, total restructuring charges amounted to $18.8 million.

The aggregated restructuring accrual balances at September 30, 2011 and March 31, 2011 of $5.6 million and $1.3 million, respectively, related to future lease payments for facilities vacated under all of our realignment plans, offset by estimates of future sublease income, as well as accruals for other non-cancellable contracts.  As of September 30, 2011, $2.5 million of the restructuring accrual is included in "Accrued and other current liabilities" and $3.1 million is included in "Other long-term liabilities" in our condensed consolidated balance sheets.  As of March 31, 2011, $0.7 million of the restructuring accrual was included in "Accrued and other current liabilities" and $0.6 million was included in "Other long-term liabilities" in our condensed consolidated balance sheets.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were vacated.

6.   Debt

Credit Facility

On September 23, 2011, we entered into a Credit Agreement and a Security Agreement (collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Credit Facility provides for a $75.0 million revolving credit facility from October 1, 2011 through December 14, 2011 and $50.0 million revolving facility at all other times during the term of the Credit Facility. The Credit Facility allows for up to $10.0 million to be used as a letter of credit.
The Credit Facility has a four-year term; however, it will terminate on June 16, 2014 if any obligations are still outstanding under the $100.0 million 5% convertible senior notes more fully described below. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our borrowings. Borrowings under the Credit Facility are conditioned on maintaining certain liquidity levels, or in the absence of sufficient liquidity, certain fixed charge coverage ratios, as set forth in the Credit Facility. Debt issuance costs capitalized in connection with the Credit Facility totaled $1.4 million and are being amortized as interest expense over the term of the Credit Facility. We will be required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees in respect of letters of credit.
There were no outstanding borrowings under the Credit Facility as of September 30, 2011. During the three and six months ended September 30, 2011 there were no borrowings and accordingly no interest expense was recorded in those periods related to the Credit Facility. Amortization of debt costs related to the Credit Facility during the three and six months ended September 30, 2011 was insignificant.

The Credit Facility is guaranteed by most of our domestic subsidiaries and secured by substantially all of our assets. The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, and limitations (subject to certain permitted actions) on our ability to: create, incur, guarantee or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments or capital expenditures; or pay dividends or make distributions. In addition, the Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the $100.0 million 5% convertible senior notes more fully described below, and entry of certain judgments against us. Upon the occurrence of an event of default which is continuing, at the option of the required lenders (as defined in the Credit Facility), all amounts due under the Credit Facility will bear interest at 2.0% above the interest rate otherwise applicable. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 and must achieve a minimum EBITDA as set forth in the Credit Facility.
As of September 30, 2011, we were in compliance with all covenants and requirements in the Credit Facility.

Prior Credit Facility

On September 23, 2011, in conjunction with our entry into the Credit Facility, we terminated the Loan and Security Agreement, dated June 30, 2009, as amended, with Bank of America, N.A (the “Prior Credit Facility”). At the time of termination of the Prior Credit Facility, there were no outstanding borrowings or letters of credit and upon termination all mortgages, deeds of trust, liens and other security interests that we had granted to Bank of America, N.A. under the Prior Credit Facility were released.

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at September 30, 2011, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  We considered all our other commitments that may require the issuance of stock (e.g., stock options, restricted stock units, warrants, and other potential common stock issuances) and have determined that as of September 30, 2011, we have sufficient authorized and unissued shares available for the conversion of the Notes during the maximum period the Notes could remain outstanding. The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.  In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at September 30, 2011; these costs are being amortized over the term of the Notes.

In the three and six months ended September 30, 2011 all interest expense and amortization of debt costs related to the Notes were capitalized to software development. Interest expense and amortization of debt costs related to the Notes that is not capitalized to software development is classified as "Interest and other income (expense), net" in our condensed consolidated statements of operations and was $1.5 million and $2.8 million in the three and six months ended September 30, 2010, respectively. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the impact of this change. The effective interest rate, before capitalization of any interest expense and amortization of debt issuance costs, was 5.65% for the three and six months ended September 30, 2011 and 2010.

Capitalization of Interest Expense

We capitalize interest expense and related amortization of debt costs as part of in-process software development costs. Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize these balances to software development amortization as part of the software development costs. The following table summarizes the interest expense and amortization of debt costs that are included in our condensed consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2011	$4,318
Capitalized during the period	2,830
Amortized during the period	(2,734)
Balance at September 30, 2011	$4,414

7.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2012	$82,997	$27,374	$7,393	$—	$291	$118,055
2013	71,532	22,195	13,811	—	4,000	111,538
2014	19,596	4,169	12,591	—	4,000	40,356
2015	18,524	570	11,166	100,000	—	130,260
2016	11,500	500	6,306	—	—	18,306
Thereafter	20,000	875	12,443	—	—	33,318
	$224,149	$55,683	$63,710	$100,000	$8,291	$451,833

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of September 30, 2011 are $224.1 million. Of these obligations, $7.0 million is accrued and classified as "Accrued and other current liabilities" in our September 30, 2011 condensed consolidated balance sheet related to the abandonment of a license in connection with our fiscal 2012 second quarter realignment plan (see "Note 5 — Restructuring and Other Charges"). Additionally, license commitments in the table above include $119.3 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our September 30, 2011 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $2.3 million and $3.1 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our September 30, 2011 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $1.1 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.5 million in the remainder of fiscal 2012, $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $15.0 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at September 30, 2011 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our September 30, 2011 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2011, we had $3.5 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

8.   Stock-based Compensation

In the six months ended September 30, 2011, we began granting performance shares to our executive officers and other senior officers.  These performance shares are earned if certain two-year cumulative performance targets for the Company are attained and vest with respect to 50% of the earned shares on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date, subject to the continued employment of the recipient through a vesting date.

Subject to certain adjustments, as of September 30, 2011, the total number of shares of THQ common stock reserved for issuance under our Long-Term Incentive Plan (“LTIP”) was 18.5 million shares.

Under our Employee Stock Purchase Plan ("ESPP"), shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an "Offering Period").  At March 1, 2011 we had insufficient shares available for issuance under the ESPP and accordingly we suspended offerings as of that date. On July 28, 2011, our stockholders approved an amendment to the ESPP to increase by 1,000,000 shares, the number of shares of common stock reserved for issuance and an Offering Period commenced on September 1, 2011.

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

In the three and six months ended September 30, 2011 we had a tax benefit of $2.0 million and $0.9 million, respectively, which primarily related to losses in foreign tax jurisdictions. These losses were generated by deductions at foreign studios due to closures under our business realignment plans (see "Note 5 — Restructuring and Other Charges”). These amounts represent effective tax rates for the three and six months ended September 30, 2011 of 2.1% and 0.7% (benefit on a loss), respectively. In the three and six months ended September 30, 2010 we had tax expense of $0.7 million and $1.5 million, respectively, which primarily related to income in foreign tax jurisdictions. These amounts represent effective tax rates for the three and six months ended September 30, 2010 of 1% and 2% (provision on a loss), respectively. The rates differ from the U.S. federal statutory rate of 35% primarily due to the fact that our domestic net operating losses are fully valued.

Our unrecognized tax benefits increased by $0.1 million in the six months ended September 30, 2011, from $3.4 million at March 31, 2011 to $3.5 million at September 30, 2011, all of which would impact our effective tax rate if recognized. Due to inherent uncertainty we are not able to determine the timing and recognition of our unrecognized tax benefits. Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, China, France, Germany, Italy, Japan, Korea, Luxembourg, Netherlands, Spain, Switzerland, and the U.K.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  In October 2011, we received notification that our German tax audit for fiscal years 2005-2009 concluded with no significant adjustments. We are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2007.

At September 30, 2011, a portion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. In the event we need to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of September 30, 2011, we had no amounts accrued for interest and for the potential payment of penalties.

10.   Earnings (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (amounts in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Net loss used to compute basic loss per share	$(92,385)	$(46,985)	$(130,830)	$(77,095)

Weighted-average number of shares outstanding — basic	68,340	67,813	68,329	67,779
Dilutive effect of potential common shares	—	—	—	—
Number of shares used to compute loss per share — diluted	68,340	67,813	68,329	67,779

As a result of our net loss for the three and six months ended September 30, 2011 and 2010, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted earnings per share calculation.

As a result of our net loss for the three and six months ended September 30, 2011 and 2010, all potential shares were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.  As a result, there were 9.9 million, 9.7 million, 10.5 million, and 10.4 million potential common shares that were excluded from the computation of diluted loss per share for the three and six months ended September 30, 2011 and 2010, respectively.  Had we reported net income for these periods, an additional 0.2 million shares of common stock would have been outstanding in the number of shares used to calculate diluted loss per share for the three and six months ended September 30, 2011 and the three months ended September 30, 2010. An additional 0.4 million shares of common stock would have been outstanding in the number of shares used to calculate diluted loss per share for the six months ended September 30, 2010.

11. Comprehensive Income

The table below presents the components of our comprehensive income for the three and six months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(92,385)	$(46,985)	$(130,830)	$(77,095)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(9,183)	9,541	(6,849)	4,534
Reclassification of foreign currency translation adjustments included in net loss	913	—	913	—
Unrealized gain on investments, net of tax	83	2,816	241	2,721
Reclassification of gain on investments included in net loss, net of tax	—	(267)	—	(247)
Comprehensive loss	$(100,572)	$(34,895)	$(136,525)	$(70,087)

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes.

12.   Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  We used the following methods and assumptions to estimate the fair value of our financial assets:

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2011(amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$7,710	$—	$—	$7,710
Other long-term assets, net - Investment in Yuke's	5,072	—	—	5,072
Total	$12,782	$—	$—	$12,782

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$30,461	$—	$—	$30,461
Other long-term assets, net - Investment in Yuke's	4,686	—	—	4,686
Total	$35,147	$—	$—	$35,147

During the six months ended September 30, 2011 we did not hold any Level 3 financial assets.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and accrued royalties approximate fair value based on their short-term nature.

The book value and fair value of our convertible senior notes at September 30, 2011 was $100.0 million and $86.0 million, respectively; the fair value was determined using quoted market prices in active markets.

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

Cash Flow Hedging Activities.  From time to time, we may elect to hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign currency exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the six months ended September 30, 2011 and 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities.  The foreign currency exchange forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts are generally not significant at each month-end.

At September 30, 2011 and March 31, 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $113.2 million and $100.6 million, respectively, with a fair value that approximates zero at both September 30, 2011 and March 31, 2011.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net loss recognized from these contracts during the three and six months ended September 30, 2011 was $4.2 million and $2.7 million, respectively. The net loss recognized from these contracts during the three months ended September 30, 2010 was $0.4 million and the net gain recognized from these contracts during the six months ended September 30, 2010 was $2.3 million. Net gains and losses recognized from these contracts are included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

13.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of September 30, 2011 and March 31, 2011 we had $28.6 million, authorized and available for common stock repurchases.  During the six months ended September 30, 2011, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

14. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for video game consoles, handheld devices and PCs, including via the Internet, and from sales of our uDraw GameTablet. The following information sets forth geographic information on our net sales and total assets for the three and six months ended September 30, 2011 and 2010 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$68,757	$40,145	$10,708	$119,610
Changes in deferred net revenue	24,597	2,746	(949)	26,394
Net sales to unaffiliated customers	$93,354	$42,891	$9,759	$146,004
Total assets	$328,720	$161,114	$42,539	$532,373
Six months ended September 30, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$156,500	$75,375	$28,974	$260,849
Changes in deferred net revenue	53,113	27,005	190	80,308
Net sales to unaffiliated customers	$209,613	$102,380	$29,164	$341,157

Three months ended September 30, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$41,111	$19,750	$9,534	$70,395
Changes in deferred net revenue	4,142	2,024	492	6,658
Net sales to unaffiliated customers	$45,253	$21,774	$10,026	$77,053
Total assets	$496,590	$102,967	$43,803	$643,360
Six months ended September 30, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$149,137	$55,895	$25,632	$230,664
Changes in deferred net revenue	(2,749)	(1,339)	(144)	(4,232)
Net sales to unaffiliated customers	$146,388	$54,556	$25,488	$226,432

Information about our net sales by platform for the three and six months ended September 30, 2011 and 2010 is as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2011	2010	2011	2010
Consoles
Microsoft Xbox 360	$36,098	$10,996	$87,640	$61,211
Sony PlayStation 3	28,115	8,953	63,897	61,747
Nintendo Wii	15,503	13,011	34,527	32,171
Sony PlayStation 2	1,292	1,903	2,311	6,606
	81,008	34,863	188,375	161,735
Handheld
Nintendo Dual Screen	17,677	17,246	38,961	36,912
Sony PlayStation Portable	1,974	6,862	4,096	11,203
Wireless	730	1,499	1,466	3,088
	20,381	25,607	44,523	51,203

PC	18,221	9,925	27,951	17,726
Net sales before changes in deferred net revenue	119,610	70,395	260,849	230,664
Changes in deferred net revenue	26,394	6,658	80,308	(4,232)
Total net sales	$146,004	$77,053	$341,157	$226,432

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q ("10-Q") that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding industry prospects, our future financial performance including anticipated revenues and expenditures, results of operations or liquidity/financial position, and other financial items, our business plans and objectives, including our realignment plan and intended product releases, and may include certain assumptions that underlie the forward-looking statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming," and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Our business and such forward-looking statements are subject to risks and uncertainties that may affect our future results. For a discussion of our risk factors, see "Part II, Item 1A. Risk Factors." The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 10-Q.

All references to "we," "us," "our," "THQ," or the "Company" in this 10-Q mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this 10-Q are subject to trademark protection.

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the "2011 10-K") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

•
games based on popular casual and lifestyle brands including Disney; Disney•Pixar; DreamWorks Animation; Jimmy Buffet's Margaritaville; Mattel's Pictionary, Barbie, Monster High, and Apples to Apples; Nickelodeon; and Sony Pictures Consumer Product's JEOPARDY! and Wheel of Fortune.

To capture new play patterns that have emerged in the casual and lifestyle market, we launched our uDraw GameTablet ("uDraw")

in fiscal 2011, a product with innovative gameplay targeted at consumers of all ages and the only creative tool of its kind on game consoles today. Originally launched exclusively on the Wii, uDraw is scheduled to be released for the Xbox 360 and PS3 in November 2011 in the U.S., Europe and international territories, along with a diverse software product offering of games. We are focused on capitalizing on these and other new play patterns by developing other casual games for family and social play experiences across multiple platforms.

Trends Affecting Our Business

The following trends affect our business:

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry began delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will continue to come via online distribution such as massively multiplayer games, casual free-to-play micro-transaction based games, supplemental paid downloadable content, and digital downloads of full-games, including those on wireless platforms. Conversely, we believe retail sales for the industry will continue to be a decreasing revenue source over the next several years. For the nine months ended September 30, 2011, retail software sales in the U.S. for the industry decreased 8.9% compared to the same period in 2010 according to The NPD Group; for the same period, across the U.K., Germany, France, Spain and Benelux, aggregated retail software sales decreased 10.3% compared to the same nine-month period in 2010 according to GfK. However, digital sales for the industry are expected to grow over 20% worldwide in calendar 2011 and more than double over the next four years, to over $42.3 billion worldwide according to the International Development Group, Inc.'s Digital Gaming Thought Piece (October 2011). Accordingly, we plan to continue integrating digital components into our franchises where applicable. In the event our games are released with increasingly more undelivered elements at the time of sale, such as the online service present within some of our games, more of our revenue may be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

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

Shifting Preferences in the Casual and Lifestyle Market

Over the last few years, our industry has seen a shift in preferences in the casual and lifestyle games market away from kids movie-based licensed titles towards games offering more of a family or group play experience, such as party and dance games.  In addition, there has been interest in the new motion-based controllers: Xbox 360 Kinect and PlayStation Move, which were introduced during holiday 2010.  The casual and lifestyle market is also shifting to games with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices based on the Apple iOS (including the iPhone, iTouch and iPad), Google Android, and Windows Mobile platforms.  In response to the shifting preferences in this market, we introduced uDraw, a first-of-its kind, innovative gaming accessory for the Wii, during holiday 2010, and we plan to bring uDraw to Xbox 360 and PS3 in holiday 2011.  We expect to capitalize on the new motion-based controllers and uDraw, with a casual and lifestyle video game line-up. At the same time, we are transitioning away from licensed kids and movie-based entertainment properties for traditional console games.
Sales of Used Video Games

Large retailers, such as GameStop and Best Buy, have increased their focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offerings may reduce consumers' propensity to trade in games. Additionally, certain of our titles include free access to online content through a code (included in the packaging) for initial purchasers. This structure creates a new revenue stream by offering second-hand buyers of these titles the opportunity to separately purchase the online content.

Our Strategy

Publishing games across multiple platforms has been, and will continue to be, a cornerstone of our product strategy. Additionally,

our strategy consists of the following elements:

1.	develop a select number of high quality titles targeted at the core gamer to publish a steady flow of core game franchises;

2.	focus our casual and lifestyle portfolio on new play-patterns; and

3.	integrate a digital component into our franchises where applicable and increase digital revenues.

Our digital strategy continues to focus on the following four pillars: 1) creating a digital ecosystem around key title console launches such as the anticipated release of Saints Row: The Third in November 2011, which includes a planned robust downloadable content release schedule, online Season Pass, and in-game store for consumables; 2) creating a critical mass of users on social media platforms such as Facebook and mobile platforms including iOS and Android, using owned or branded content, such as the January 2012 release of Margaritaville Online based on Jimmy Buffett's popular brand; 3) creating an ongoing digital revenue stream with the launch of the Company's MMO, Warhammer 40,000: Dark Millennium Online; and 4) continuing to drive digital end-user sales through existing channels as well as through the re-launch of the THQ.com website.

Fiscal 2012 Second Quarter Highlights

During the three months ended September 30, 2011, we continued to execute on our strategies; highlights in the quarter included the following:

•	We released Warhammer 40,000: Space Marine, which, according to the NPD Group, was a top 10 title in North America in September 2011.

•
We announced the next installment of the Homefront franchise to be developed by Crytek, the creators of multiple award-winning first person shooter games; this sequel is currently scheduled for release in the fiscal year ending March 31, 2014.

Recent Digital Initiatives Highlights

•	In October 2011 we launched our THQ.com website with new functionalities, user interface, and e-commerce features.

•	The closed beta for Margaritaville Online game for Facebook began in October 2011.

•	We announced the anticipated December 2011 release of our new social/mobile game Apples to Apples, based upon the popular Mattel family game.

Realignment

In order to continue our focus on our key strategic areas, on August 9, 2011, we announced a plan to realign our internal studio development teams and video games in development in order to better match our resources with our target portfolio of interactive entertainment and continue our transition away from traditional console games based on licensed kids titles and movie entertainment properties (see "Note 5 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item 1).

Results of Operations — Comparison of the Three and Six Months Ended September 30, 2011 and 2010

For the three and six months ended September 30, 2011, we reported a net loss of $92.4 million and $130.8 million, respectively, or $1.35 and $1.91 per diluted share, respectively, compared with a net loss of $47.0 million and $77.1 million, respectively, or $0.69 and $1.14 per diluted share, respectively, in the same periods last fiscal year.

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$119,610	81.9%	$70,395	91.4%	$49,215	69.9%
Changes in deferred net revenue	26,394	18.1	6,658	8.6	19,736	296.4
Consolidated net sales	$146,004	100.0%	$77,053	100.0%	$68,951	89.5%

	Six Months Ended September 30,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$260,849	76.5%	$230,664	101.9%	$30,185	13.1%
Changes in deferred net revenue	80,308	23.5	(4,232)	(1.9)	84,540	(1,997.6)
Consolidated net sales	$341,157	100.0%	$226,432	100.0%	$114,725	50.7%

In the three and six months ended September 30, 2011, net sales before changes in deferred net revenue were primarily driven by Warhammer 40,000: Space Marine and our catalog titles (titles released in fiscal years prior to the respective fiscal year).

Changes in deferred net revenue reflect the deferral and subsequent recognition of net revenue related to undelivered elements at the time of sale such as, online services that are offered in some of our games. The revenue deferrals are recognized as net sales as the undelivered elements are delivered or, over the estimated online service period of generally six months, as applicable. The changes in deferred net revenue are driven by the timing of the release of games that have undelivered elements, and the subsequent timing of the delivery of those undelivered elements. Generally, as it relates to revenue deferrals related to the online services, revenue deferred in the first half of our fiscal year would be recognized by the end of that fiscal year, and revenue deferred in the second half of the fiscal year would be partially recognized in that fiscal year with the remaining amounts of deferred revenue recognized in the following fiscal year.

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles for the three and six months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,				Increase/	%
	2011		2010		(Decrease)	Change
New releases	$75,448	63.1%	$17,155	24.4%	$58,293	339.8%
Catalog	44,162	36.9	53,240	75.6	(9,078)	(17.1)
Net sales before changes in deferred net revenue	119,610	100.0%	70,395	100.0%	49,215	69.9
Changes in deferred net revenue	26,394		6,658		19,736	296.4
Consolidated net sales	$146,004		$77,053		$68,951	89.5%

	Six Months Ended September 30,				Increase/	%
	2011		2010		(Decrease)	Change
New releases	$164,477	63.1%	$118,433	51.3%	$46,044	38.9%
Catalog	96,372	36.9	112,231	48.7	(15,859)	(14.1)
Net sales before changes in deferred net revenue	260,849	100.0%	230,664	100.0%	30,185	13.1
Changes in deferred net revenue	80,308		(4,232)		84,540	(1,997.6)
Consolidated net sales	$341,157		$226,432		$114,725	50.7%

Net sales of our new releases increased $58.3 million and $46.0 million in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year. The increase in the three months ended September 30, 2011 was due to the release of Warhammer 40,000: Space Marine; comparatively, there were no major new titles released in the same period last fiscal year. The increase in the six months ended September 30, 2011 was due to an increase in the number units sold of new releases, reflecting the release of a larger number of multi-platform new titles compared to the same period last fiscal year. Partially offsetting this increase were lower average net selling prices in the six months ended September 30, 2011, as net sales from new releases in the same period last year primarily reflected net sales of UFC Undisputed 2010 with a higher average net selling price than the overall mix of new releases in the six months ended September 30, 2011.

Net sales of our catalog titles decreased $9.0 million and $15.9 million in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year. The decreases were primarily due to fewer catalog units sold.

Net Sales by Territory

The following table presents our net sales by territory for the three and six months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,				Increase/	%
	2011		2010		(Decrease)	Change
North America	$68,757	57.5%	$41,111	58.4%	$27,646	67.2%
Europe	40,145	33.6	19,750	28.1	20,395	103.3
Asia Pacific	10,708	8.9	9,534	13.5	1,174	12.3
International	50,853	42.5	29,284	41.6	21,569	73.7
Net sales before changes in deferred net revenue	119,610	100.0%	70,395	100.0%	49,215	69.9
Changes in deferred net revenue	26,394		6,658		19,736	296.4
Consolidated net sales	$146,004		$77,053		$68,951	89.5%

	Six Months Ended September 30,				Increase/	%
	2011		2010		(Decrease)	Change
North America	$156,500	60.0%	$149,137	64.7%	$7,363	4.9%
Europe	75,375	28.9	55,895	24.2	19,480	34.9
Asia Pacific	28,974	11.1	25,632	11.1	3,342	13.0
International	104,349	40.0	81,527	35.3	22,822	28.0
Net sales before changes in deferred net revenue	260,849	100.0%	230,664	100.0%	30,185	13.1
Changes in deferred net revenue	80,308		(4,232)		84,540	(1,997.6)
Consolidated net sales	$341,157		$226,432		$114,725	50.7%

Net sales in North America in the three and six months ended September 30, 2011 increased $27.6 million and $7.4 million, respectively, compared to the same periods last fiscal year. The increase in this territory in the three months ended September 30, 2011 was primarily due to an increase in units sold of new releases and at higher average net selling prices; this was led by the release of Warhammer 40,000: Space Marine in that period. The increase in the six months ended September 30, 2011 was due to an increase in the number of units sold of new releases, reflecting the release of a larger number of multi-platform new titles compared to the same period last fiscal year. Partially offsetting this increase in the six months ended September 30, 2011 were:

•
lower average net selling prices in the six months ended September 30, 2011, as net sales from new releases in the same period last year primarily reflected net sales of UFC Undisputed 2010 with a higher average net selling price than the overall mix of new releases in the six months ended September 30, 2011, and

•	fewer catalog units sold.

Net sales in Europe in the three and six months ended September 30, 2011 increased $20.4 million and $19.5 million, respectively, compared to the same periods last fiscal year. We estimate that changes in foreign currency translation rates during the three and six months ended September 30, 2011 increased our reported net sales in this territory by $1.8 million and $5.9 million, respectively. The increase in net sales in this territory in the three months ended September 30, 2011 was primarily due to an increase in units sold of new releases and at higher average net selling prices; this was led by the release of Warhammer 40,000: Space Marine in that period. The increase in the six months ended September 30, 2011 was primarily due to an increase in the number of units sold of our new releases, partially offset by a decrease in units sold and net average selling prices on catalog titles.

Net sales in the Asia Pacific territory in the three and six months ended September 30, 2011 increased $1.2 million and $3.3 million, respectively, compared to the same periods last fiscal year. These increases were due to changes in foreign currency translation rates as we estimate those changes increased our reported net sales in this territory by $1.2 million and $4.6 million during the three and six months ended September 30, 2011, respectively.

Cost of Sales

Cost of sales increased $93.3 million, or 141.9%, and $118.5 million, or 65.6%, in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year.  As a percent of net sales, cost of sales decreased 23.6 points and 7.9 points in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year.

Cost of Sales - Product Costs (amounts in thousands)

	September 30, 2011	% of net sales	September 30, 2010	% of net sales	% Change
Three Months Ended	$57,986	39.7%	$35,003	45.4%	65.7%
Six Months Ended	$125,049	36.7%	$95,706	42.3%	30.7%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In the three and six months ended September 30, 2011, product costs as a percent of net sales decreased 5.7 points and 5.6 points, respectively, compared to the same periods last fiscal year. The decreases as a percent of net sales were primarily due to a change in our title mix in the three and six months ended September 30, 2011 towards more net sales from new releases, which generally have higher average net selling prices compared to catalog titles.

Cost of Sales - Software Amortization and Royalties (amounts in thousands)

	September 30, 2011	% of net sales	September 30, 2010	% of net sales	% Change
Three Months Ended	$77,893	53.3%	$21,162	27.5%	268.1%
Six Months Ended	$142,813	41.9%	$54,515	24.1%	162.0%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. Excluding charges associated with game cancellations and impairments (see “Note 3 — Licenses and Software Development” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information), software amortization and royalties expense as a percent of net sales in the three and six months ended September 30, 2011 increased 19.8 points and 15.1 points, respectively, compared to the same periods last fiscal year. The increases were primarily due to titles such as Homefront, Red Faction: Armageddon and UFC Trainer that were recognized in the three and six months ended September 30, 2011 and had higher capitalized development costs relative to their net sales, compared to the mix of titles included in net sales in the same periods last fiscal year.

Cost of Sales - License Amortization and Royalties (amounts in thousands)

	September 30, 2011	% of net sales	September 30, 2010	% of net sales	% Change
Three Months Ended	$23,156	15.9%	$9,583	12.4%	141.6%
Six Months Ended	$31,295	9.2%	$30,473	13.5%	2.7%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.

Net sales from our licensed properties represented 47% and 48% of our total net sales in the three and six months ended September 30, 2011, respectively, compared to 63% and 81% of our total net sales in the three and six months ended September 30, 2010.

License amortization and royalties expense in the three months ended September 30, 2011 included a $16.0 million charge related to a license abandoned as part of our fiscal 2012 second quarter business realignment (see “Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information). In the same period last fiscal year, license amortization and royalties expense included a $5.9 million impairment charge related to one of our titles. Excluding these charges, license amortization and royalties expense as a percent of net sales was relatively flat in the three months ended September 30, 2011, compared to the same period last fiscal year, and decreased 6.4 points as a percent of net sales in the six months ended September 30, 2011, compared to the same period last fiscal year. The primary driver of the decrease in the six month comparative periods was the larger mix of net sales from licensed products in the prior year period, which was primarily due to the release of UFC Undisputed 2010 in that period.

Operating Expenses

Our operating expenses increased $30.2 million, or 56.3%, and $60.9 million, or 52.6% in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year. The increases in operating expenses were due to higher non-capitalizable product development spend and increased marketing support for current period releases.

Product Development (amounts in thousands)

	September 30, 2011	% of net sales	September 30, 2010	% of net sales	% Change
Three Months Ended	$27,954	19.1%	$17,900	23.2%	56.2%
Six Months Ended	$58,143	17.0%	$34,375	15.2%	69.1%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios which are not eligible, or are in a phase of development that is not yet able to be capitalized as part of software development. Product development expense increased $10.1 million and $23.8 million in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year.

Part of the increase in the three and six months ended September 30, 2011 was due to $4.5 million and $7.9 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1).

The remaining increases were primarily due to the timing of our development cycle as more of our games during the three and six months ended September 30, 2011 were in a phase of development that was not capitalizable to software development, including increased investments in our social, mobile and digital games, compared to the same periods last fiscal year.

Selling and Marketing (amounts in thousands)

	September 30, 2011	% of net sales	September 30, 2010	% of net sales	% Change
Three Months Ended	$37,765	25.9%	$24,023	31.2%	57.2%
Six Months Ended	$88,441	25.9%	$57,649	25.5%	53.4%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses increased $13.7 million and $30.8 million in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year. The increase on a dollar-basis in the three months ended September 30, 2011 was primarily due to promotional efforts to support the launch of Warhammer 40,000: Space Marine; comparatively, there were no major new titles released in the same period last fiscal year. The increase on a dollar-basis in the six months ended September 30, 2011 was primarily due to higher promotional efforts to support the launch of new releases such as Warhammer 40,000: Space Marine, Red Faction: Armageddon, as well as additional support for new titles released from our portfolio of casual and lifestyle titles. Additionally, selling and marketing expenses were higher on a dollar-basis in the six months ended September 30, 2011 due to continued marketing support for uDraw and titles we released late in the fourth quarter of fiscal 2011, primarily Homefront and WWE All Stars; and we had an increase in employee-related costs to support a higher level of promotional efforts for our fiscal 2012 releases, compared to fiscal 2011.

Excluding the impact of changes in deferred net revenue, to arrive at a net sales basis that most closely relates to our selling and marketing activities in a given period, selling and marketing expenses as a percent of net sales decreased 2.6 points and increased 9.0 points in the three and six months ended September 30, 2011, respectively, compared to the same periods last fiscal year. The decrease in the three months ended September 30, 2011 was primarily due to the higher net sales basis provided by the release of Warhammer 40,000: Space Marine which was the primary driver of net sales in the period; comparatively, there were no major new titles released in the same period last fiscal year. The increase in the six months ended September 30, 2011 was primarily due to higher marketing support for catalog titles on lower net sales from catalog titles, compared to the same period last fiscal year.

General and Administrative (amounts in thousands)

	September 30, 2011	% of net sales	September 30, 2010	% of net sales	% Change
Three Months Ended	$12,037	8.2%	$11,878	15.4%	1.3%
Six Months Ended	$24,086	7.1%	$23,722	10.5%	1.5%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. General and administrative expenses were relatively flat in the three and six months ended September 30, 2011, compared to the same periods last fiscal year.

Restructuring

Restructuring charges include any of the costs associated with lease abandonments (less estimated sublease income), write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancellable contracts.  In the three and six months ended September 30, 2011, restructuring charges and adjustments were $6.1 million and $5.9 million, respectively, and consisted of charges incurred in connection with previously announced business realignment plans. In the three and six months ended September 30, 2010, restructuring charges and adjustments were minimal and reflected facility-related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment. For further information related to our restructuring plans and charges and the events and decisions that gave rise to such charges, see “Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

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

Interest and other income (expense), net in the three and six months ended September 30, 2011 was income of $2.5 million and $2.9 million, respectively, and primarily consisted of foreign currency transaction gains. In the three and six months ended September 30, 2010, interest and other income (expense), net was an expense of $4.0 million and $5.6 million, respectively, which primarily consisted of interest expense under the Notes that was not capitalized, and foreign currency transaction losses. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the impact of this change.

Income Taxes

In the three and six months ended September 30, 2011, we had a tax benefit of $2.0 million and $0.9 million, respectively, which primarily related to losses in foreign tax jurisdictions, generated by deductions at foreign studios due to closures under our business realignment plans (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1). In the three and six months ended September 30, 2010, we had tax expense of $0.7 million and $1.5 million, respectively, which primarily related to income in foreign tax jurisdictions. Income taxes in both periods primarily relate to foreign jurisdictions, which are not reduced by carryforward losses in the U.S.

Liquidity and Capital Resources

Financial Condition

At September 30, 2011, we held cash and cash equivalents of $51.1 million.  We believe we have sufficient working capital, including cash expected to be generated from operations and our external sources of liquidity, to meet our operating requirements for at least the next twelve months. Our business is cyclical and thus our working capital needs are impacted by seasonality, the timing of new product releases, and consumer product acceptance. Cash used in operations tends to be at its highest during the first part of the third fiscal quarter, as we invest heavily in inventory for the holiday buying season. Since September 30, 2011, in order to help fund our working capital needs during the holiday season, we have borrowed $22.0 million under our Credit Facility (as discussed below) and we intend to borrow additional amounts of approximately $35.0 million to $45.0 million over the next several weeks. In addition, we have sold, and expect to continue to sell certain of our accounts receivables from Walmart Stores, Inc. ("Walmart") without recourse, to Wells Fargo Bank, N.A. ("Wells") (as discussed below). Operating cash flow generally turns positive at the end of the third fiscal quarter as we start to collect on accounts receivable that build up during the holiday season. We expect to generate cash in the second half of fiscal 2012 due to expected cash collections during the third and fourth quarter of fiscal 2012 from sales of our scheduled releases, which include Saints Row: The Third, uDraw, UFC Undisputed 3, and WWE '12. We anticipate repaying all outstanding borrowings under the Credit Facility prior to December 31, 2011.

We operate in a capital intensive business. Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties described in "Part II, Item 1A. Risk Factors."  We continue to focus on managing our development and operating costs to look for additional efficiencies and cost savings in order to improve future earnings. As a result, we may incur future restructuring and other charges if further changes are made to our current operating structure. We may choose at any time to raise or borrow additional capital to strengthen our cash position, facilitate expansion, pursue strategic investments or take advantage of business opportunities as they arise.

Sources and Uses of Cash

(Amounts in thousands)	September 30, 2011	March 31, 2011	Change
Cash and cash equivalents	$51,055	$85,603	$(34,548)
Percentage of total assets	10%	11%

	Six Months Ended September 30,
(Amounts in thousands)	2011	2010	Change
Net cash used in operating activities	$(22,450)	$(156,251)	$133,801
Net cash provided by (used in) investing activities	(4,411)	42,503	(46,914)
Net cash used in financing activities	(1,243)	(12,729)	11,486
Effect of exchange rate changes on cash	(6,444)	4,490	(10,934)
Net decrease in cash and cash equivalents	$(34,548)	$(121,987)	$87,439

Generally, our primary sources of liquidity are cash and cash equivalents. In addition, as further discussed below, we may elect to sell or borrow against certain of our eligible North American accounts receivable and we have other external sources of liquidity available to us, including our Credit Facility (as described below). Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, purchases of hardware components for uDraw, payments to external developers and licensors, costs of internal software development, and selling and marketing expenses. In the six months ended September 30, 2011 our cash and cash equivalents decreased $34.5 million, from $85.6 million at March 31, 2011 to $51.1 million at September 30, 2011. The decrease in our cash balance was primarily due to investments in software development, existing licenses, property and equipment, as well as our net loss (adjusted for non-cash reconciling items such as depreciation, amortization, and changes in deferred net revenue and related expenses), and changes in foreign currency exchange rates.  The decrease in our cash balance was partially offset by collections of fiscal 2011 year-end receivables. (For further information regarding the movement in our cash balance during the six months ended September 30, 2011, refer to the Condensed Consolidated Statement of Cash Flows for that period which is included in Part I, Item 1.)

Walmart Purchase Agreement. In November 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells. The Purchase Agreement gives us the option to sell our Walmart receivables to Wells, at our discretion, and significantly expedite our Walmart receivables collections. Wells will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart. During the three and six months ended September 30, 2011, to expedite our receivable collections from Walmart, we sold $6.7 million of accounts receivable under the Purchase Agreement, without recourse, that would have otherwise been collected subsequent to September 30, 2011. An insignificant loss related to interest on the transaction was recognized and is classified in "Interest and other income (expense), net" in our condensed consolidated statements of operations. We expect to continue to sell our Walmart accounts receivable pursuant to the Purchase Agreement to further expedite collections.

Credit Facility. On September 23, 2011, we entered into the Credit Facility. The Credit Facility provides for a $75.0 million revolving credit facility from October 1, 2011 through December 14, 2011 and $50.0 million revolving facility at all other times during the term of the Credit Facility. The Credit Facility allows up to $10.0 million of the total to be used as a letter of credit subfacility.

The Credit Facility has a four-year term; provided, however, it will terminate on June 16, 2014 if any obligations are still outstanding under the Notes. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our borrowings. Borrowings under the Credit Facility are conditioned on maintaining certain liquidity levels, or in the absence of sufficient liquidity, certain fixed charge coverage ratios, as set forth in the Credit Facility. We will be required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees in respect of letters of credit.
During the three and six months ended September 30, 2011, there were no borrowings and accordingly no interest expense was recorded in those periods related to the Credit Facility. Amortization of debt costs related to the Credit Facility during the three and six months ended September 30, 2011 was insignificant. Since September 30, 2011, we have borrowed $22.0 million under the Credit Facility and we intend to borrow additional amounts of approximately $35.0 to $45.0 million over the next several weeks.

The Credit Facility is guaranteed by most of our domestic subsidiaries and secured by substantially all of our assets. The Credit Facility contains customary affirmative and negative covenants, including, among other terms and conditions, and limitations (subject to certain permitted actions) on our ability to: create, incur, guarantee or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments or capital expenditures; or pay dividends or make distributions. In addition, the Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the Notes, and entry of certain judgments against us. Upon the occurrence of an event of default which is continuing, at the option of the required lenders (as defined in the Credit Facility), all amounts due under the Credit Facility will bear interest at 2.0% above the interest rate otherwise applicable. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 and must achieve a minimum EBITDA as set forth in the Credit Facility.
As of September 30, 2011, we were in compliance with all covenants and requirements in the Credit Facility.

Prior Credit Facility. On September 23, 2011, in conjunction with our entry into the Credit Facility, we terminated the Prior Credit Facility. At the time of termination of the Prior Credit Facility, there were no outstanding borrowings or letters of credit and upon termination all mortgages, deeds of trust, liens and other security interests that we had granted to Bank of America, N.A. under the Prior Credit Facility were released.

At September 30, 2011, a portion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. In the event we need to repatriate funds outside of the U.S., such repatriation may be subject to local laws and tax consequences including foreign withholding taxes or U.S. income taxes. It is not practicable to estimate the tax liability and we would try to minimize the tax impact to the extent possible. However, any repatriation may not result in actual cash payments as the taxable event would likely be offset by the utilization of the then available net operating losses and tax credits.

Cash Flow from Operating Activities.  Cash used in operations was $22.5 million in the six months ended September 30, 2011, compared to $156.3 million in the same period last fiscal year.  The change in cash flow from operations was primarily the result of higher cash collections of receivables during the first half of fiscal 2012 compared to the same period last fiscal year. The increase in cash collections was driven by the collection of fiscal 2011 year-end receivables, primarily related to titles that were released late in the fourth quarter of fiscal 2011.

Cash Flow from Investing Activities.  Cash used in investing activities was $4.4 million in the six months ended September 30, 2011, compared to $42.5 million cash provided by investing activities in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to investment related activity in the six months ended September 30, 2010 as there was no such activity in the six months ended September 30, 2011.

Cash Flow from Financing Activities.  Cash used in financing activities was $1.2 million in the six months ended September 30, 2011, compared to $12.7 million in the same period last fiscal year. The change in cash flow from financing activities was primarily due to the repayment of our secured credit line in the six months ended September 30, 2010 as there was no such activity in the six months ended September 30, 2011.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates decreased our reported cash balance by $6.4 million.

Key Balance Sheet Accounts

At September 30, 2011, our total current assets were $366.2 million, down from $599.7 million at March 31, 2011. In addition to cash and cash equivalents, our current assets primarily consisted of:

Accounts Receivable. Accounts receivable decreased $133.8 million, from $161.6 million at March 31, 2011 to $27.7 million at September 30, 2011. The decrease was primarily due to collections of fiscal 2011 year-end receivables, primarily related to the March 2011 release Homefront and WWE All Stars. Accounts receivable allowances were $80.1 million at September 30, 2011, a $7.5 million decrease from $87.6 million at March 31, 2011. Allowances for price protection and returns as a percentage of trailing nine-month net sales, excluding the impact of changes in deferred net revenue, were 13% and 11% at September 30, 2011 and 2010, respectively. We believe our current allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory decreased $10.8 million, from $31.9 million at March 31, 2011 to $21.1 million at September 30, 2011. The decrease in inventory was primarily due to the timing of product purchases. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve-month basis were 13 and 14 at September 30, 2011 and March 31, 2011, respectively.

Licenses. Our investment in licenses, including the long-term portion, decreased $2.8 million, from $118.2 million at March 31, 2011 to $115.4 million at September 30, 2011.

Software Development. Capitalized software development, including the long-term portion, decreased $45.9 million, from $272.5 million at March 31, 2011 to $226.6 million at September 30, 2011. The decrease in software development is primarily the result of software development amortization of titles released in the six months ended September 30, 2011 as well as titles that were released late in the fourth quarter of fiscal 2011. This decrease was partially offset by our continued investment in future titles. Approximately 74% of the software development asset balance at September 30, 2011 is for titles that have expected release dates in the remainder of fiscal 2012 and beyond.

Total current liabilities at September 30, 2011, were $275.3 million, down from $379.5 million at March 31, 2011. Current liabilities primarily consisted of:

Accounts Payable. Accounts payable decreased $29.5 million, from $100.6 million at March 31, 2011 to $71.1 million at September 30, 2011. The decrease was primarily due to timing of product purchases and payments for advertising support for titles released late in the fourth quarter of fiscal 2011.

Accrued and Other Current Liabilities. Accrued and other current liabilities increased $7.4 million, from $137.9 million at March 31, 2011 to $145.3 million at September 30, 2011. The increase was primarily due to accruals related to our investments in licenses.

Our liabilities at September 30, 2011 also consisted of:

Other long-term liabilities. Other long-term liabilities decreased $4.3 million, from $88.0 million at March 31, 2011 to $83.7 million at September 30, 2011. The decrease was primarily due to movements of accrued royalties and a portion of the settlement payment due to Jakks, from long-term into current liabilities.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of September 30, 2011 (see “Note 6 — Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2012	$82,997	$27,374	$7,393	$—	$291	$118,055
2013	71,532	22,195	13,811	—	4,000	111,538
2014	19,596	4,169	12,591	—	4,000	40,356
2015	18,524	570	11,166	100,000	—	130,260
2016	11,500	500	6,306	—	—	18,306
Thereafter	20,000	875	12,443	—	—	33,318
	$224,149	$55,683	$63,710	$100,000	$8,291	$451,833

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of September 30, 2011 are $224.1 million. Of these obligations, $7.0 million is accrued and classified as "Accrued and other current liabilities" in our September 30, 2011 condensed consolidated balance sheet related to the abandonment of a license in connection with our fiscal 2012 second quarter realignment plan (see "Note 5 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item I). Additionally, license commitments in the table above include $119.3 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our September 30, 2011 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $2.3 million and $3.1 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our September 30, 2011 condensed consolidated balance sheet due to abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item I). We expect future sublease rental income under non-cancellable agreements of approximately $1.1 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $2.5 million in the remainder of fiscal 2012, $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $15.0 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1).

(5)
Other.  As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at September 30, 2011 (see "Note 2 — Balance Sheet Details" in the notes to the condensed consolidated financial statements included in Part I, Item 1). The remaining other commitments included in the table above are also included as current or long-term liabilities in our September 30, 2011 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2011, we had $3.5 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information regarding the unrecognized tax benefits.

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

Interest Rate Risk

At September 30, 2011, our $51.1 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer-term investments.  The value of these investments may fluctuate with changes in interest rates; however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three and six months ended September 30, 2011 was $0.2 million and $0.3 million, respectively, and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

At September 30, 2011, we had no outstanding balances under the Credit Facility.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the six months ended September 30, 2011 and 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At September 30, 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $113.2 million with a fair value that approximates zero. The contracts consisted primarily of AUD, CAD, EUR, and GBP. The net loss recognized from these contracts during the three and six months ended September 30, 2011 was $4.2 and $2.7 million, respectively, and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $13.2 million and an increase in reported loss from operations before income taxes of approximately $1.1 million for the six months ended September 30, 2011. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $22.0 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of October 1, 2011, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe our financial condition, including cash expected to be generated from operations and external sources of liquidity, is sufficient to meet our operating requirements for at least the next twelve months, the development and publishing of video games is capital intensive and our capacity to generate cash from our games and our external sources of liquidity may be insufficient to meet our anticipated cash requirements in the future.

We operate in a capital intensive business. At September 30, 2011, we held cash and cash equivalents of $51.1 million.  Cash used in operations tends to be at its highest during the first part of the third fiscal quarter, as we invest heavily in inventory for the holiday buying season. Operating cash flow generally turns positive at the end of the third fiscal quarter as we start to collect on these accounts receivable. Subsequent to September 30, 2011, in order to help fund our working capital needs during this period, we borrowed under our Credit Facility and have sold accounts receivable under our Purchase Agreement. We intend to borrow additional funds under our Credit Facility and sell additional Walmart accounts receivables under our Purchase Agreement over the next several weeks. We anticipate repaying all outstanding borrowings under the Credit Facility prior to December 31, 2011. In the event our future net sales or required expenditures differ from our expectations and these external liquidity sources are not sufficient to meet our operating requirements, we may need to defer and/or curtail currently-planned expenditures, cancel projects currently in development, and/or pursue additional funding or additional external sources of liquidity, which may not be available on financially attractive terms, if at all, to meet our cash needs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended September 30, 2011.

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

4.7	Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

10.1	THQ Inc. Amended and Restated 2006 Long-Term Incentive Plan dated as of July 28, 2011 (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed on June 30, 2011).

10.2	THQ Inc. Amended and Restated Employee Stock Purchase Plan dated as of July 28, 2011 (incorporated by reference to Exhibit B to the Company's Proxy Statement on Schedule 14A filed on June 30, 2011).

10.3
Credit Agreement dated as of September 23, 2011 by and between the Company and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2011).

10.4
Security Agreement dated as of September 23, 2011 by and between the Company and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 28, 2011).

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

11/9/2011	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

11/9/2011	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

11/9/2011	THQ INC.

	By:	/s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer