Form 10-Q
period 2011-12-31
THQ INC
filed 2012-02-09
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant's common stock as of February 3, 2012 was approximately 68,397,107.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,685	$85,603
Accounts receivable, net of allowances	147,932	161,574
Inventory	27,032	31,905
Licenses	29,985	32,869
Software development	127,399	222,631
Deferred income taxes	7,584	8,200
Prepaid expenses and other current assets	56,543	56,908
Total current assets	444,160	599,690
Property and equipment, net	25,013	28,960
Licenses, net of current portion	67,627	85,367
Software development, net of current portion	62,988	49,858
Deferred income taxes	516	516
Other long-term assets, net	9,759	10,014
TOTAL ASSETS	$610,063	$774,405

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114,146	$100,550
Accrued and other current liabilities	140,846	137,922
Deferred revenue, net	157,092	141,060
Total current liabilities	412,084	379,532
Other long-term liabilities	78,412	88,042
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 7)

Stockholders' equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of December 31, 2011; 68,382,984 and 68,300,482 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	684	683
Additional paid-in capital	524,762	520,797
Accumulated other comprehensive income	13,039	17,560
Accumulated deficit	(518,918)	(332,209)
Total stockholders' equity	19,567	206,831
TOTAL LIABILITIES AND EQUITY	$610,063	$774,405

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Net sales	$305,449	$314,589	$646,606	$541,021
Cost of sales:
Product costs	154,893	123,852	279,942	219,558
Software amortization and royalties	74,706	50,011	217,519	104,526
License amortization and royalties	27,606	78,775	58,901	109,248
Total cost of sales	257,205	252,638	556,362	433,332

Gross profit	48,244	61,951	90,244	107,689
Operating expenses:
Product development	16,702	17,992	74,845	52,367
Selling and marketing	75,596	50,522	164,037	108,171
General and administrative	11,057	9,405	35,143	33,127
Restructuring	(480)	140	5,462	147
Total operating expenses	102,875	78,059	279,487	193,812

Operating loss	(54,631)	(16,108)	(189,243)	(86,123)
Interest and other income (expense), net	1,234	1,223	4,144	(4,358)
Loss before income taxes	(53,397)	(14,885)	(185,099)	(90,481)
Income taxes	2,482	62	1,610	1,561
Net loss	$(55,879)	$(14,947)	$(186,709)	$(92,042)

Loss per share — basic	$(0.82)	$(0.22)	$(2.73)	$(1.36)
Loss per share — diluted	$(0.82)	$(0.22)	$(2.73)	$(1.36)

Shares used in per share calculation — basic	68,381	67,965	68,346	67,841
Shares used in per share calculation — diluted	68,381	67,965	68,346	67,841

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Nine Months Ended December 31,
	(Unaudited)
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(186,709)	$(92,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,983	8,609
Amortization of licenses and software development(1)	250,621	191,168
Loss on disposal of property and equipment	225	18
Restructuring charges	5,462	147
Changes in deferred net revenue and related expenses	24,486	11,503
Amortization of debt issuance costs	187	589
Amortization of interest	—	808
Gain on investments	(248)	(2,807)
Stock-based compensation(2)	4,653	7,098
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	7,254	(53,713)
Inventory	4,564	(9,269)
Licenses	(22,183)	(55,954)
Software development	(135,005)	(173,526)
Prepaid expenses and other current assets	2,359	(4,485)
Accounts payable	16,834	29,055
Accrued and other liabilities	(6,677)	(28,298)
Income taxes	(1,529)	3,679
Net cash used in operating activities	(27,723)	(167,420)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	149,915
Proceeds from sales and maturities of trading investments	—	22,775
Purchases of available-for-sale investments	—	(64,781)
Other long-term assets	1,224	(473)
Purchases of property and equipment	(6,237)	(10,467)
Net cash provided by (used in) investing activities	(5,013)	96,969

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	21	777
Payment of debt issuance costs	(1,264)	—
Borrowings on secured credit line	52,000	—
Payment of secured credit lines	(52,000)	(13,249)
Net cash used in financing activities	(1,243)	(12,472)
Effect of exchange rate changes on cash	(3,939)	3,944
Net decrease in cash and cash equivalents	(37,918)	(78,979)
Cash and cash equivalents — beginning of period	85,603	188,378
Cash and cash equivalents — end of period	$47,685	$109,399
________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

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

At December 31, 2011, we had working capital of $32.1 million, including cash and cash equivalents of $47.7 million, and we had total stockholder's equity of $19.6 million. On January 25, 2012, we announced an updated business strategy to exit the traditional kids' licensed video games market and focus on our core video game franchises and digital initiatives for the future. On January 26, 2012, we initiated a plan of restructuring in connection with the updated business strategy in order to better align our operating expenses with the lower expected revenues under the updated strategy. The restructuring plan includes a realignment of the organizational structure resulting in reductions of up to 240 selling, general and administrative personnel worldwide. The majority of the restructuring plan is expected to be implemented by March 31, 2012, with the remainder completed by September 30, 2012. In addition, subsequent to December 31, 2011, we entered into agreements with two of our kids' movie-based licensors which reduced certain of our future financial commitments (see "Note 15 — Subsequent Events"). With our revised product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games.

Although we believe our business plan is achievable, should we fail to achieve the sales, gross margin levels, and vendor credit terms we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts (including future product development) to fund our operations, which could result in additional restructuring and impairment charges. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. If for any reason our projections do not materialize, we may not be able to comply with the requirements of our credit facility (see "Note 6 — Debt").

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

Summary of Significant Accounting Policies. In the nine months ended December 31, 2011, we did not have any material changes to our significant accounting policies, and we did not adopt any new accounting pronouncements.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and it eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12").

ASU 2011-12 defers the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which will be our fiscal quarter ending June 30, 2012. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required, which will be our quarter ending June 30, 2013. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three and nine months ended December 31, 2011 and 2010 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended December 31, 2011	13 weeks	December 31, 2011
Three months ended December 31, 2010	13 weeks	January 1, 2011
Nine months ended December 31, 2011	39 weeks	December 31, 2011
Nine months ended December 31, 2010	39 weeks	January 1, 2011

2.   Balance Sheet Details

Inventory.  Inventory at December 31, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Finished goods	$23,501	$28,515
Components	3,531	3,390
Inventory	$27,032	$31,905

Inventory balances at December 31, 2011 and March 31, 2011 are net of reserves of $26.7 million and $1.9 million, respectively. The inventory reserve balance at December 31, 2011 consists primarily of reserves related to our uDraw GameTablet ("uDraw").

Prepaid expenses and other current assets. Prepaid expenses and other current assets at December 31, 2011 and March 31, 2011 primarily consisted of product costs totaling $34.7 million and $32.0 million, respectively, that were deferred in connection with the deferral of related net revenue. Also included in prepaid expenses and other current assets at December 31, 2011 and March 31, 2011 were product prepayments of $7.2 million and $4.5 million, respectively.

Property and equipment, net.  Property and equipment, net at December 31, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	Useful lives	December 31, 2011	March 31, 2011
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	57,659	60,254
Furniture, fixtures and equipment	5 yrs	7,804	8,880
Leasehold improvements	3-6 yrs	13,419	15,999
Automobiles	2-5 yrs	86	88
		80,099	86,352
Less: accumulated depreciation		(55,086)	(57,392)
Property and equipment, net		$25,013	$28,960

Depreciation expense associated with property and equipment amounted to $2.4 million and $8.0 million for the three and nine months ended December 31, 2011, respectively, and $3.0 million and $8.6 million for the three and nine months ended December 31, 2010, respectively.

Accrued and other current liabilities.  Accrued and other current liabilities at December 31, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Accrued liabilities	$30,002	$33,175
Settlement payment	4,000	6,000
Accrued compensation	12,040	20,093
Accrued third-party software developer milestones	24,412	22,951
Accrued royalties	70,392	55,703
Accrued and other current liabilities	$140,846	$137,922

Subsequent to December 31, 2011, we entered into agreements with two of our licensors that resulted in a reduction of our minimum license guarantees classified as accrued royalties (see "Note 15 — Subsequent Events" for further details).

Other long-term liabilities.  Other long-term liabilities at December 31, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Minimum license guarantees	$61,559	$69,209
Deferred rent	6,891	7,517
Accrued liabilities	6,440	4,215
Settlement payment	3,522	7,101
Other long-term liabilities	$78,412	$88,042

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

3. Licenses and Software Development

Licenses. As of December 31, 2011 and March 31, 2011, the net carrying value of our licenses was $97.6 million and $118.2 million, respectively, and was reflected as “Licenses” and “Licenses, net of current portion” in our condensed consolidated balance sheets. At December 31, 2011, we had commitments of $0.3 million that are not reflected in our condensed consolidated balance sheet due to remaining performance obligations of the licensor. License amortization and royalties expense in the nine months ended December 31, 2011 included a $16.0 million charge related to the abandonment of a license for an unannounced game that was cancelled in connection with a studio closure (see "Note 5 — Restructuring and Other Charges”). Subsequent to December 31, 2011, we entered into agreements with two of our licensors that resulted in a reduction of our prepaid license asset balance (see "Note 15 — Subsequent Events" for further details).

Software Development. As of December 31, 2011 and March 31, 2011, the net carrying value of our software development was $190.4 million and $272.5 million, respectively, and was reflected as “Software development” and “Software development, net of current portion” in our condensed consolidated balance sheets. At December 31, 2011 we had commitments of $76.0 million that are not reflected in our condensed consolidated financial statements due to remaining performance obligations of the external developers. Software amortization and royalties expense in the three and nine months ended December 31, 2011 included charges of $3.2 million and $22.1 million, respectively, related to the write-offs of capitalized software development for titles that were cancelled in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges”). In the three months ended December 31, 2010, we recorded a $9.9 million charge related to cancelled titles (see "Note 5 — Restructuring and Other Charges").  Subsequent to December 31, 2011, we entered into an agreement with one of our licensors that resulted in a reduction of our capitalized software development balance (see "Note 15 — Subsequent Events" for further details).

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

In the three and nine months ended December 31, 2010 we had license impairment charges of $30.3 million and $36.2 million, respectively; these charges were related to several of our unreleased kids' movie-based licensed titles.

In the nine months ended December 31, 2011 we recorded a software development impairment charge of $0.6 million related to one of our titles. In the nine months ended December 31, 2010 we recognized software development impairment charges of $7.0 million.

4.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding gain related to our investment in Yuke's for the nine months ended December 31, 2011 and 2010 was $0.7 million and $1.1 million.  As of December 31, 2011, the inception-to-date unrealized holding gain on our investment in Yuke's was $2.2 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our condensed consolidated balance sheets.

Other long-term assets as of December 31, 2011 and March 31, 2011 consisted of the following (amounts in thousands):

	December 31, 2011	March 31, 2011
Investment in Yuke's	$5,354	$4,686
Deferred financing costs	1,669	2,146
Other	2,736	3,182
Total other long-term assets	$9,759	$10,014

5.   Restructuring and Other Charges

Restructuring charges and adjustments are recorded as "Restructuring" expenses in our condensed consolidated statements of operations and generally include costs such as, severance and other employee-based charges in excess of standard business practices, costs associated with lease abandonments (less estimates of sublease income), charges related to long-lived assets, and costs of other non-cancellable contracts.

On January 26, 2012, we initiated a plan of restructuring in connection with our updated business strategy in order to better align our operating expenses with the lower expected revenues under the updated strategy (see "Note 15 — Subsequent Events" for further details).

Fiscal 2012 Third Quarter Realignment. In the third quarter of fiscal 2012, we announced weaker-than-expected initial sales of uDraw. This resulted in a reduction of approximately 30 people from our Kids, Family and Casual staff and the cancellation of three titles. In connection with these actions we incurred $1.5 million of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations) and charges of $3.0 million related to cancelled titles in development (recorded within "Cost of sales — Software development amortization" in our condensed consolidated statements of operations). We do not expect any significant future charges under the fiscal 2012 third quarter realignment.

Fiscal 2012 Second Quarter Realignment. On August 9, 2011, we announced a plan to realign our internal studio development teams and video games in development in order to better match our resources with our target portfolio of interactive entertainment and continue our transition away from traditional console games based on licensed kids' titles and movie entertainment properties.  Under this plan, we closed two studios in Australia and eliminated a game development team at one additional studio. We also cancelled two unannounced titles at these locations that were no longer in line with our strategic business priorities. These actions resulted in a reduction of approximately 200 people on our product development staff. The following table summarizes the components and activity under the fiscal 2012 second quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and nine months ended December 31, 2011, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$2,919	$—	$2,919	$—	$—	$—
Charges (benefit) to operations	(68)	(260)	(328)	2,798	1,010	3,808
Non-cash write-offs	—	260	260	—	(1,010)	(1,010)
Cash payments, net of sublease income	(784)	—	(784)	(784)	—	(784)
Foreign currency and other adjustments	303	—	303	356	—	356
Ending balance	$2,370	$—	$2,370	$2,370	$—	$2,370

Additionally, in connection with these actions, in the three and nine months ended December 31, 2011, we incurred a benefit of $0.1 million and charges of $4.3 million, respectively, related to estimates of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations). In the three and nine months ended December 31, 2011 we incurred charges of $0.2 million and $17.7 million, respectively, related to the cancellation of two unannounced titles in development at these studios (recorded within "Cost of sales — Software development amortization" in our condensed consolidated statements of operations). In the three and nine months ended December 31, 2011 we also incurred gains of $0.4 million and $1.6 million related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). Additionally, in the three months ended September 30, 2011, we incurred a $16.0 million charge for an abandoned license (inclusive of $11.0 million in cash charges; all of which are recorded within "Cost of sales — License amortization and royalties" in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2012 second quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 First Quarter Realignment. In the first quarter of fiscal 2012, we announced the closure of our studio located in the U.K. as we continued to refine our video game line-up and utilize studio locations in more cost effective markets. The following table summarizes the components and activity under the fiscal 2012 first quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and nine months ended December 31, 2011, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$632	$—	$632	$—	$—	$—
Charges to operations	10	—	10	628	117	745
Non-cash write-offs	—	—	—	—	(117)	(117)
Cash payments, net of sublease income	(39)	—	(39)	(142)	—	(142)
Foreign currency and other adjustments	(3)	—	(3)	114	—	114
Ending balance	$600	$—	$600	$600	$—	$600

Additionally, in connection with the U.K. studio closure, in the nine months ended December 31, 2011, we incurred $1.7 million of cash severance and other employee-based charges related to the notification to employees of position eliminations (recorded within operating expenses in our condensed consolidated statements of operations). In the three months ended December 31, 2011 we also incurred a $0.1 million gain and in the nine months ended December 31, 2011 we incurred a $1.6 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). Additionally, in the nine months ended December 31, 2011, we incurred a $1.4 million charge related to the cancellation of an unannounced title in development at this studio (recorded within "Cost of sales — Software development amortization" in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2012 first quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 Fourth Quarter Realignment. In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models. This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations. The following table summarizes the components and activity under the fiscal 2011 fourth quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and nine months ended December 31, 2011 and 2010, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$730	$—	$730	$41	$—	$41
Charges (benefit) to operations	(177)	—	(177)	561	90	651
Non-cash write-offs	—	—	—	—	(90)	(90)
Cash payments, net of sublease income	(69)	—	(69)	(197)	—	(197)
Foreign currency and other adjustments	107	—	107	186	—	186
Ending balance	$591	$—	$591	$591	$—	$591

Since the inception of the fiscal 2011 fourth quarter realignment through December 31, 2011, total restructuring charges amounted to $0.7 million.

Additionally, in connection with this change, in the three and nine months ended December 31, 2011, we incurred a benefit of $0.1 million and charges of $1.8 million, respectively, related to estimates of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations), as well as a $0.5 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2011 fourth quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 Third Quarter Realignment.  In the third quarter of our fiscal 2011, we reevaluated our strategy of adapting certain Western content for free-to-play online games in Asian markets.  As a result, we cancelled two games, eliminated certain positions, and closed our Korean support office. Restructuring expenses recorded in the nine months ended December 31, 2010 related to the closure of our Korean support office were $14,000, and consisted of lease and other contract termination charges and write-offs of related long-lived assets. The cancellation of the games, Company of Heroes Online and WWE Online, resulted in charges of $9.9 million in the nine months ended December 31, 2010, recorded in "Cost of sales — Software amortization and royalties" in our condensed consolidated statements of operations.  Additionally, in the nine months ended December 31, 2010, we incurred $0.8 million of cash severance charges related to eliminated positions, which were classified within operating expenses in our condensed consolidated statements of operations. We do not expect any future charges in relation to these items.

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

The following table summarizes the restructuring lease and contract termination activity under the fiscal 2009 realignment for the three and nine months ended December 31, 2011 and 2010, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Beginning balance	$1,296	$1,486	$1,335	$2,392
Charges to operations	15	126	258	133
Non-cash write-offs	—	—	—	—
Cash payments, net of sublease income	(81)	(356)	(407)	(1,214)
Foreign currency and other adjustments	(4)	(55)	40	(110)
Ending balance	$1,226	$1,201	$1,226	$1,201

Since the inception of the fiscal 2009 realignment through December 31, 2011, total restructuring charges amounted to $18.8 million.

The aggregated restructuring accrual balances at December 31, 2011 and March 31, 2011 of $4.8 million and $1.3 million, respectively, related to future lease payments for facilities vacated under all of our realignment plans (offset by estimates of future sublease income), and accruals for other non-cancellable contracts.  As of December 31, 2011, $1.9 million of the restructuring accrual is included in "Accrued and other current liabilities" and $2.9 million is included in "Other long-term liabilities" in our condensed consolidated balance sheet.  As of March 31, 2011, $0.7 million of the restructuring accrual was included in "Accrued and other current liabilities" and $0.6 million was included in "Other long-term liabilities" in our condensed consolidated balance sheet.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were vacated.

6.   Debt

Credit Facility

On September 23, 2011, we entered into a Credit Agreement and a Security Agreement (collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Credit Facility provides for a $50.0 million revolving facility during its term, however, the availability under the Credit Facility increased to $75.0 million during the period from October 1, 2011 through December 14, 2011. The Credit Facility allows for up to $10.0 million to be used as a letter of credit subfacility.
The Credit Facility has a four-year term; however, it will terminate on June 16, 2014 if any obligations are still outstanding under the $100.0 million 5% convertible senior notes more fully described below. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our borrowings. Debt issuance costs capitalized in connection with the Credit Facility totaled $1.4 million; these costs are being amortized over the term of the Credit Facility. We are required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees in respect of letters of credit.

During the three months ended December 31, 2011 we borrowed $52.0 million under the Credit Facility, which was repaid as of December 31, 2011. In the three and nine months ended December 31, 2011 interest expense was $0.2 million and amortization of debt costs related to the Credit Facility was $0.1 million; these amounts were capitalized as part of in-process software development costs (as further discussed below). There were no outstanding borrowings under the Credit Facility as of December 31, 2011.

The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the $100.0 million 5% convertible senior notes more fully described below, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility are currently due and payable and any amount outstanding bears interest at 2.0% above the interest rate otherwise applicable.  In the event availability on the Credit Facility is below 12.5% of the maximum revolver amount, the Credit Facility requires that we maintain certain financial covenants.  As of December 31, 2011, we had availability in excess of 12.5% and therefore we were not subject to the financial covenants.  In the event the financial covenants become applicable, we would be required to have EBITDA, as defined in the Credit Facility, in the most recent period of $73.3 million, $63.3 million or $9.8 million for the two quarters ended December 31, 2011, three quarters ended March 31, 2012 or four quarters ended June 30, 2012, respectively.  Additionally, beginning September 30, 2012, the financial covenants would require that we maintain an annual fixed charge coverage ratio of 1.1 to 1.0.
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
As of December 31, 2011, we were in compliance with all applicable covenants and requirements in the Credit Facility.

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at December 31, 2011, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  We considered all our other commitments that may require the issuance of stock (e.g., stock options, restricted stock units, warrants, and other potential common stock issuances) and have determined that as of December 31, 2011, we have sufficient authorized and unissued shares available for the conversion of the Notes during the maximum period the Notes could remain outstanding. The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.

In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest. On January 25, 2012, we received a written notification from Nasdaq regarding our listing on The Nasdaq Global Select Market (refer to "Note 15 — Subsequent Events" for further details).

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at December 31, 2011; these costs are being amortized over the term of the Notes.

In the three and nine months ended December 31, 2011 all interest expense and amortization of debt costs related to the Notes were capitalized to software development. Interest expense and amortization of debt costs related to the Notes that is not capitalized to software development is classified as "Interest and other income (expense), net" in our condensed consolidated statements of operations and was $1.4 million and $4.2 million in the three and nine months ended December 31, 2010, respectively. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the impact of this change. The effective interest rate, before capitalization of any interest expense and amortization of debt issuance costs, was 5.65% for the three and nine months ended December 31, 2011 and 2010.

Capitalization of Interest Expense

We capitalize interest expense and related amortization of debt costs as part of in-process software development costs. Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize these balances to "Cost of sales — Software development amortization" as part of the software development costs. The following table summarizes the interest expense and amortization of debt costs that are included in our condensed consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2011	$4,318
Capitalized during the period	4,720
Amortized during the period	(4,729)
Balance at December 31, 2011	$4,309

7.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2012	$49,894	$5,643	$3,825	$—	$146	$59,508
2013	79,454	20,580	14,880	—	4,000	118,914
2014	20,012	4,716	13,953	—	4,000	42,681
2015	16,619	589	12,501	100,000	—	129,709
2016	10,000	500	7,589	—	—	18,089
Thereafter	19,904	875	14,376	—	—	35,155
	$195,883	$32,903	$67,124	$100,000	$8,146	$404,056

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of December 31, 2011 are $195.9 million. Of these obligations, $6.0 million is accrued and classified as "Accrued and other current liabilities" in our December 31, 2011 condensed consolidated balance sheet related to the abandonment of a license in connection with our fiscal 2012 second quarter realignment plan (see "Note 5 — Restructuring and Other Charges"). Additionally, license commitments in the table above include $113.5 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our December 31, 2011 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations. Subsequent to December 31, 2011, we entered into agreements with two of our licensors that resulted in a reduction of our future commitments contained in the table above related to certain of our licenses (see "Note 15 — Subsequent Events" for further details).

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.5 million and $2.9 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our December 31, 2011 condensed consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $2.7 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions or required repurchases of the Notes, we expect to pay $2.5 million in the remainder of fiscal 2012, $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $15.0 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at December 31, 2011 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our December 31, 2011 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At December 31, 2011, we had $3.8 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

8.   Stock-based Compensation

In the nine months ended December 31, 2011, we began granting performance shares to our executive officers and other senior officers.  These performance shares are earned if certain two-year cumulative performance targets for the Company are attained and vest with respect to 50% of the earned shares on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date, subject to the continued employment of the recipient through a vesting date.

Subject to certain adjustments, as of December 31, 2011, the total number of shares of THQ common stock reserved for issuance under our Long-Term Incentive Plan (“LTIP”) was 18.5 million shares.

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

Our income tax expense for the three and nine months ended December 31, 2011 and December 31, 2010 was $2.5 million and $1.6 million, and $0.1 million and $1.6 million, respectively. These amounts represent effective tax rates for the three and nine months ended December 31, 2011 and December 31, 2010 of 4.6% and 0.9% (provision on a loss), and 0.4% and 1.7% (provision on a loss), respectively. The rates differ from the U.S. federal statutory rate of 35% primarily due to the fact that our domestic and certain foreign net operating losses are fully valued.

Our unrecognized tax benefits increased by $0.4 million in the nine months ended December 31, 2011, from $3.4 million at March 31, 2011 to $3.8 million at December 31, 2011, of which $3.7 million would impact our effective tax rate if recognized. Due to inherent uncertainty we are not able to determine the timing and recognition of our unrecognized tax benefits. Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, China, France, Germany, Italy, Japan, Korea, Luxembourg, Netherlands, Spain, Switzerland, and the United Kingdom.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  In October 2011, we received notification that our German tax audit for fiscal years 2005-2009 concluded with no significant adjustments. We are no longer subject to U.S. Federal, U.S. state, and local or foreign jurisdiction income tax examinations by tax authorities for years prior to March 31, 2007.

At December 31, 2011, approximately 45% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  In the event we repatriate all or a portion of these funds to the United States, we may be required pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the United States, as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of December 31, 2011, we had no amounts accrued for interest and for the potential payment of penalties.

10.   Earnings (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (amounts in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Net loss used to compute basic loss per share	$(55,879)	$(14,947)	$(186,709)	$(92,042)

Weighted-average number of shares outstanding — basic	68,381	67,965	68,346	67,841
Dilutive effect of potential common shares	—	—	—	—
Number of shares used to compute loss per share — diluted	68,381	67,965	68,346	67,841

As a result of our net loss for the three and nine months ended December 31, 2011 and 2010, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted loss per share calculation.

As a result of our net loss for the three and nine months ended December 31, 2011 and 2010, all potential shares were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.  As a result, there were 10.4 million and 10.0 million, for the three and nine months ended December 31, 2011, respectively, and 10.3 million and 10.4 million for the three and nine months ended December 31, 2010, respectively, of potential common shares that were excluded from the computation of diluted loss per share for these periods. Had we reported net income for these periods, an additional 0.3 million and 0.2 million shares of common stock would have been outstanding in the number of shares used to calculate diluted loss per share for the three and nine months ended December 31, 2011, respectively. An additional 0.4 million shares of common stock would have been outstanding in the number of shares used to calculate diluted loss per share for both the three and nine months ended December 31, 2010.

11. Comprehensive Income (Loss)

The table below presents the components of our comprehensive loss for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Net loss	$(55,879)	$(14,947)	$(186,709)	$(92,042)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,476	568	(5,373)	5,102
Reclassification of foreign currency translation adjustments included in net loss	(478)	—	435	—
Unrealized gain on investments, net of tax	176	615	417	3,336
Reclassification of gain on investments included in net loss, net of tax	—	(2,475)	—	(2,722)
Comprehensive loss	$(54,705)	$(16,239)	$(191,230)	$(86,326)

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2011(amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$61	$—	$—	$61
Other long-term assets, net - Investment in Yuke's	5,354	—	—	5,354
Total	$5,415	$—	$—	$5,415

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$30,461	$—	$—	$30,461
Other long-term assets, net - Investment in Yuke's	4,686	—	—	4,686
Total	$35,147	$—	$—	$35,147

During the nine months ended December 31, 2011 we did not hold any Level 3 financial assets.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and accrued royalties approximate fair value based on their short-term nature.

The book value and fair value of the Notes at December 31, 2011 was $100.0 million and $51.0 million, respectively; the fair value was determined using quoted market prices in active markets.

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

Cash Flow Hedging Activities.  From time to time, we may elect to hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign currency exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the nine months ended December 31, 2011 and 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities.  The foreign currency exchange forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts are generally not significant at each month-end.

At December 31, 2011 and March 31, 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $109.7 million and $100.6 million, respectively, with a fair value that approximates zero at both December 31, 2011 and March 31, 2011.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gain recognized from these contracts during the three months ended December 31, 2011 was $2.1 million and the net loss recognized from these contracts during the nine months ended December 31, 2011 was $0.6 million. The net gain recognized from these contracts during the three and nine months ended December 31, 2010 was $0.7 million and $3.0 million, respectively. Net gains and losses recognized from these contracts are included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

13.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of December 31, 2011 and March 31, 2011 we had $28.6 million, authorized and available for common stock repurchases.  During the nine months ended December 31, 2011, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

14. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for video game consoles, handheld devices and PCs, including via the Internet. The following information sets forth geographic information on our net sales and total assets for the three and nine months ended December 31, 2011 and 2010 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended December 31, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$237,491	$135,470	$31,394	$404,355
Changes in deferred net revenue	(61,714)	(28,433)	(8,759)	(98,906)
Net sales to unaffiliated customers	$175,777	$107,037	$22,635	$305,449
Total assets	$353,680	$196,200	$60,183	$610,063
Nine months ended December 31, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$393,991	$210,845	$60,368	$665,204
Changes in deferred net revenue	(8,601)	(1,428)	(8,569)	(18,598)
Net sales to unaffiliated customers	$385,390	$209,417	$51,799	$646,606

Three months ended December 31, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$237,704	$70,617	$14,795	$323,116
Changes in deferred net revenue	(3,564)	(4,603)	(360)	(8,527)
Net sales to unaffiliated customers	$234,140	$66,014	$14,435	$314,589
Total assets	$495,491	$106,681	$45,694	$647,866
Nine months ended December 31, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$386,841	$126,512	$40,427	$553,780
Changes in deferred net revenue	(6,313)	(5,942)	(504)	(12,759)
Net sales to unaffiliated customers	$380,528	$120,570	$39,923	$541,021

Information about our net sales by platform for the three and nine months ended December 31, 2011 and 2010 is as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Platform	2011	2010	2011	2010
Consoles
Microsoft Xbox 360	$161,878	$49,417	$249,518	$110,628
Sony PlayStation 3	114,633	44,874	178,530	106,621
Nintendo Wii	63,225	141,423	97,752	173,594
Sony PlayStation 2	648	13,227	2,959	19,833
	340,384	248,941	528,759	410,676
Handheld
Nintendo Dual Screen	42,155	48,988	81,116	85,900
Sony PlayStation Portable	2,233	13,079	6,329	24,282
Wireless	356	1,704	1,822	4,792
	44,744	63,771	89,267	114,974

PC	19,227	10,404	47,178	28,130
Net sales before changes in deferred net revenue	404,355	323,116	665,204	553,780
Changes in deferred net revenue	(98,906)	(8,527)	(18,598)	(12,759)
Total net sales	$305,449	$314,589	$646,606	$541,021

15. Subsequent Events

Restructuring

On January 25, 2012, we announced an updated business strategy to exit the traditional kids' licensed video games market and focus on our core video game franchises and digital initiatives for the future. On January 26, 2012, we initiated a plan of restructuring in connection with the updated business strategy in order to better align our operating expenses with the lower expected revenues under the updated strategy. The restructuring plan includes a realignment of the organizational structure resulting in reductions of up to 240 selling, general and administrative personnel worldwide. The majority of the restructuring plan is expected to be implemented by March 31, 2012, with the remainder completed by September 30, 2012. In addition, subsequent to December 31, 2011, we entered into agreements with two of our kids' movie-based licensors which reduced certain of our future financial commitments.

We estimate that implementation of the restructuring plan will result in special charges of up to $11.0 million, which will be recorded primarily during the fourth quarter of fiscal 2012. These charges will primarily be severance costs for affected employees, which are estimated at approximately $8.0 million, potential charges related to other fixed assets that may be abandoned, which are estimated to be up to $2.5 million, and contract terminations, which are estimated at approximately $0.5 million. Of the total charges, $8.5 million are expected to be cash expenditures. Of the cash expenditures, approximately $4.5 million are expected to be paid in the quarter ending March 31, 2012; approximately $2.5 million are expected to be paid in the quarter ending June 30, 2012; with the remainder to be paid thereafter.

The amounts stated above are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items. These charges and cash expenditures do not take into consideration any potential cost savings associated with the plan of restructuring.

Licensor Agreements

Subsequent to December 31, 2011, we entered into agreements with two of our kids' property licensors which reduced our future financial commitments with respect to certain of our kids' movie-based licensed console titles in development. We estimate these actions will result in reductions of $5.0 million, $5.1 million and $13.0 million to our balances in licenses, software development, and accrued and other current liabilities, respectively, as well as a benefit of $2.9 million to be recorded within "Cost of sales — License amortization and royalties," during the quarter ending March 31, 2012. An additional $2.0 million reduction of accrued and other current liabilities is possible, contingent upon the actions of a third-party developer.

Nasdaq Notice

On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification has no immediate effect on the listing of our common stock.

In accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2012, to regain compliance with the Rule. If at any time before July 23, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 23, 2012, our common stock will be subject to delisting from The Nasdaq Global Market. In the event that we receive notice that our common stock is subject to being delisted from The Nasdaq Global Select Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq hearings panel. Alternatively, Nasdaq may permit us to transfer our securities to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 5505, except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Rule in order to remain on The Nasdaq Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q ("10-Q") that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding industry prospects, our future financial performance including anticipated revenues and expenditures, results of operations or liquidity/financial position, and other financial items, our business plans and objectives, including our updated business strategy, realignment plans and intended product releases, and may include certain assumptions that underlie the forward-looking statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming," and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Our business and such forward-looking statements are subject to risks and uncertainties that may affect our future results. For a discussion of our risk factors, see "Part II, Item 1A. Risk Factors." The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 10-Q.

All references to "we," "us," "our," "THQ," or the "Company" in this 10-Q mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this 10-Q are subject to trademark protection.

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the "2011 10-K") and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011.

About THQ
We are a leading worldwide developer and publisher of interactive entertainment software for all popular game systems, including:

•	home video game consoles such as the Microsoft Xbox 360 and Xbox 360 Kinect (collectively referred to as "Xbox 360"), Nintendo Wii ("Wii"), and Sony PlayStation 3 ("PS3");

•	handheld platforms such as the Nintendo DS, DSi and 3DS (collectively referred to as "DS"), and Sony PlayStation Portable ("PSP");

•	wireless devices based on the Apple iOS (including the iPhone, iTouch and iPad), Google Android, and Windows Mobile platforms;

•	personal computers ("PCs"), including games played online; and

•	the Internet, including on social networking sites such as Facebook.

In addition to titles published on the wireless devices noted above, we also develop and publish titles (and supplemental downloadable content) for digital distribution via Sony's PlayStation Network ("PSN") and Microsoft's Xbox LIVE Marketplace ("Xbox LIVE") and Xbox LIVE Arcade ("XBLA"), as well as digitally offer our PC titles through online download stores and services such as Amazon, OnLive, Origin, and Valve.

Our titles span a wide range of categories, including action, adventure, fighting, role-playing, simulation, sports and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to mass market.  Our portfolio of key brands includes:

•	games based on our owned intellectual properties including Company of Heroes, Darksiders, Devil's Third, Homefront, inSANE, and Saints Row; and

•	core games based on licensed properties including Games Workshop's Warhammer 40,000 universe, Metro, the Ultimate Fighting Championship ("UFC"), and World Wrestling Entertainment ("WWE"), and

•	casual and lifestyle brands including Jimmy Buffet's Margaritaville.

Revised Business Strategy

The disappointing performance of uDraw during this holiday season, combined with continued declines in the kids' licensed category, significantly impacted our profitability in the three and nine months ended December 31, 2011. This created a catalyst for us to evaluate our business in detail, including our continued participation in the kids' licensed video game category.

On January 25, 2012, we announced an updated business strategy to exit the traditional kids' licensed video games market and focus on our core video game franchises and digital initiatives for the future. On January 26, 2012, we initiated a plan of restructuring in connection with the updated business strategy in order to better align our operating expenses with the lower expected revenues under the updated strategy. The restructuring plan includes a realignment of the organizational structure resulting in reductions of up to 240 selling, general and administrative personnel worldwide. The majority of the restructuring plan is expected to be implemented by March 31, 2012, with the remainder completed by September 30, 2012. In connection with this realignment, we expect to significantly reduce other future non-personnel related expenditures and certain product development expenditures which do not align with our current strategy.

Subsequent to December 31, 2011, we also entered into agreements with two of our kids' movie-based licensors which reduced certain of our future financial commitments, and are in ongoing discussions with two other kids' licensors. With our revised product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games. See "Note 15 — Subsequent Events" in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Our goal is to transform THQ into an agile entertainment company positioned for sustained profitability. In order to achieve this, we are focused on maintaining the right resources to develop a select number of high quality titles targeted at the core gamer; building our expertise in games as a service through community and digital delivery; using that expertise to extend franchises and create new, high potential brands on emerging and digital platforms; and developing new intellectual properties on new platforms as they emerge.

Trends Affecting Our Business

The following trends affect our business:

Shifting Preferences in the Casual and Lifestyle Market

Over the past few years, our industry has seen a shift in preferences in the casual and lifestyle games market away from kids' movie-based licensed console titles. We believe this shift is due to gameplay with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices. As discussed above, in response to this continued shift in preferences, we are exiting the market for video games based on licensed kids' and movie-based entertainment properties and uDraw. Approximately 34% and 43% of our net sales before changes in deferred net revenue in the nine months ended December 31, 2011 and fiscal 2011, respectively, came from these products.

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry began delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will continue to come via online distribution such as massively multiplayer games, casual free-to-play micro-transaction based games, supplemental paid downloadable content, and digital downloads of full-games, including those on wireless platforms. Conversely, we believe retail sales for the industry will continue to be a decreasing revenue source over the next several years. For the twelve months ended December 31, 2011, retail software sales in the U.S. for the industry decreased 7.8% compared to the same period in 2010 according to The NPD Group; for the same period, across the U.K., Germany, France, Spain and Benelux, aggregated retail software sales decreased 7.4% compared to the same twelve-month period in 2010 according to GfK. However, digital sales for the industry are expected to grow over 20% worldwide in calendar 2011 and more than double over the next four years, to over $42.3 billion worldwide according to the International Development Group, Inc.'s Digital Gaming Thought Piece (October 2011). Accordingly, we plan to continue integrating digital components into our core game franchises. In the event our games are released with increasingly more undelivered elements at the time of sale, such as the online service present within some of our games, more of our revenue may be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

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

Fiscal 2012 Third Quarter Highlights

•	With third quarter shipments of approximately 3.6 million units, Saints Row: The Third was the largest owned-IP launch in THQ's history.

•	WWE ’12 shipped more than two million units in the quarter.

•	We announced the development of “South Park: The Game,” a collaboration between THQ, South Park Digital Studios LLC and Obsidian Entertainment, Inc.

•	We were the #5 publisher (#4 third-party publisher) in the U.S. in calendar 2011 with 5.4 percent market share according to the NPD Group.

Recent Digital Initiatives Highlights

•
THQ’s digital revenues, excluding the impact of any related changes in deferred net revenue, for the third quarter of 2012 were more than double those in the year-ago quarter. Digital revenues for the nine months ended December 31, 2011 were 81% higher than the same period one year ago.

•
Saints Row: The Third community members have created nearly 10 million characters, both in-game and via the Initiation Station. The game has also generated strong results from downloadable content (DLC) sales and is expected to be THQ’s highest-selling DLC title ever.

•
The Margaritaville Online cross-platform game launched on Facebook and iPad on January 25, 2012, and the iPhone companion application is scheduled to come soon. The social/mobile versions of Apples to Apples, which launched on Xbox Live® and PlayStation Network in December, is expected to release in the fourth quarter of fiscal 2012.

Nasdaq Notice

On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification has no immediate effect on the listing of our common stock.

In accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2012, to regain compliance with the Rule. If at any time before July 23, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 23, 2012, our common stock will be subject to delisting from The Nasdaq Global Market. In the event that we receive notice that our common stock is subject to being delisted from The Nasdaq Global Select Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq hearings panel. Alternatively, Nasdaq may permit us to transfer our securities to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 5505, except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Rule in order to remain on The Nasdaq Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance.

Results of Operations — Comparison of the Three and Nine Months Ended December 31, 2011 and 2010

For the three months ended December 31, 2011, we reported a net loss of $55.9 million, or $0.82 per diluted share. For the nine months ended December 31, 2011, we reported a net loss of $186.7 million, or $2.73 per diluted share. This compared with a net loss of $14.9 million, or $0.22 per diluted share, and $92.0 million, or $1.36 per diluted share, in the three and nine months ended December 31, 2010, respectively.

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices, and PCs, including via the Internet. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended December 31,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$404,355	132.4%	$323,116	102.7%	$81,239	25.1%
Changes in deferred net revenue	(98,906)	(32.4)	(8,527)	(2.7)	(90,379)	1,059.9
Consolidated net sales	$305,449	100.0%	$314,589	100.0%	$(9,140)	(2.9)%

	Nine Months Ended December 31,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$665,204	102.9%	$553,780	102.4%	$111,424	20.1%
Changes in deferred net revenue	(18,598)	(2.9)	(12,759)	(2.4)	(5,839)	45.8
Consolidated net sales	$646,606	100.0%	$541,021	100.0%	$105,585	19.5%

In the three and nine months ended December 31, 2011, net sales before changes in deferred net revenue were primarily driven by the release of our owned intellectual property title Saints Row: The Third, WWE '12, and catalog titles (titles released in fiscal years prior to the respective fiscal year).

Changes in deferred net revenue reflect the deferral and subsequent recognition of net revenue related to undelivered elements at the time of sale, such as online services that are offered in some of our games. The revenue deferrals are recognized as net sales as the undelivered elements are delivered or, over the estimated online service period of generally six months, as applicable. The changes in deferred net revenue are driven by the timing of the release of games that have undelivered elements, and the subsequent timing of the delivery of those undelivered elements. Generally, as it relates to revenue deferrals related to the online services, revenue deferred in the first half of our fiscal year would be recognized by the end of that fiscal year, and revenue deferred in the second half of the fiscal year would be partially recognized in that fiscal year with the remaining amounts of deferred revenue recognized in the following fiscal year.

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles for the three and nine months ended December 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended December 31,				Increase/	%
	2011		2010		(Decrease)	Change
New releases	$350,774	86.7%	$264,890	82.0%	$85,884	32.4%
Catalog	53,581	13.3	58,226	18.0	(4,645)	(8.0)
Net sales before changes in deferred net revenue	404,355	100.0%	323,116	100.0%	81,239	25.1
Changes in deferred net revenue	(98,906)		(8,527)		(90,379)	1,059.9
Consolidated net sales	$305,449		$314,589		$(9,140)	(2.9)%

	Nine Months Ended December 31,				Increase/	%
	2011		2010		(Decrease)	Change
New releases	$515,251	77.5%	$383,323	69.2%	$131,928	34.4%
Catalog	149,953	22.5	170,457	30.8	(20,504)	(12.0)
Net sales before changes in deferred net revenue	665,204	100.0%	553,780	100.0%	111,424	20.1
Changes in deferred net revenue	(18,598)		(12,759)		(5,839)	45.8
Consolidated net sales	$646,606		$541,021		$105,585	19.5%

Net sales of our new releases increased $85.9 million and $131.9 million in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year. The increase in the three and nine months ended December 31, 2011 was primarily due to the current quarter release of Saints Row: The Third with no comparable title released in the same periods last fiscal year. The increase in net sales in the nine months ended December 31, 2011 from Saints Row: The Third was partially offset by net sales in the same period last fiscal year of UFC Undisputed 2010 which was released in the first quarter of fiscal 2011.

Net sales of our catalog titles decreased $4.7 million and $20.5 million in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year. The decreases were due to fewer units sold with lower net average selling prices.

Net Sales by Territory

The following table presents our net sales by territory for the three and nine months ended December 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended December 31,				Increase/	%
	2011		2010		(Decrease)	Change
North America	$237,491	58.7%	$237,704	73.5%	$(213)	(0.1)%
Europe	135,470	33.5	70,617	21.9	64,853	91.8
Asia Pacific	31,394	7.8	14,795	4.6	16,599	112.2
International	166,864	41.3	85,412	26.5	81,452	95.4
Net sales before changes in deferred net revenue	404,355	100.0%	323,116	100.0%	81,239	25.1
Changes in deferred net revenue	(98,906)		(8,527)		(90,379)	1,059.9
Consolidated net sales	$305,449		$314,589		$(9,140)	(2.9)%

	Nine Months Ended December 31,				Increase/	%
	2011		2010		(Decrease)	Change
North America	$393,991	59.2%	$386,841	69.9%	$7,150	1.8%
Europe	210,845	31.7	126,512	22.8	84,333	66.7
Asia Pacific	60,368	9.1	40,427	7.3	19,941	49.3
International	271,213	40.8	166,939	30.1	104,274	62.5
Net sales before changes in deferred net revenue	665,204	100.0%	553,780	100.0%	111,424	20.1
Changes in deferred net revenue	(18,598)		(12,759)		(5,839)	45.8
Consolidated net sales	$646,606		$541,021		$105,585	19.5%

Net sales in North America in the three and nine months ended December 31, 2011 were relatively flat compared to the same periods last fiscal year. The slight decrease in this territory in the three months ended December 31, 2011 reflected lower net sales on uDraw and catalog titles, partially offset by higher net sales from current quarter releases which were driven by Saints Row: The Third, which had no comparable title released in the same period last fiscal year. The slight increase in net sales in the nine months ended December 31, 2011 reflected net sales from the release of Saints Row: The Third, which had no comparable title released in the same period last fiscal year, along with several other titles from our portfolio of core games, including Warhammer 40K: Space Marine. This increase was partially offset by i) lower net sales from titles based on our license with the UFC, which was due to the timing of releases related to this brand, and ii) lower net sales of uDraw.

Net sales in Europe in the three and nine months ended December 31, 2011 increased $64.9 million and $84.3 million, respectively, compared to the same periods last fiscal year. We estimate that changes in foreign currency translation rates during the three and nine months ended December 31, 2011 decreased our reported net sales in this territory by $0.8 million and increased our reported net sales by $5.1 million, respectively. The increase in net sales in this territory in the three and nine months ended December 31, 2011 was primarily due to the release of Saints Row: The Third, with no comparable title released in the same period last fiscal year.

Net sales in the Asia Pacific territory in the three and nine months ended December 31, 2011 increased $16.6 million and $19.9 million, respectively, compared to the same periods last fiscal year. We estimate that changes in foreign currency translation rates increased our reported net sales in this territory by $0.9 million and $5.5 million during the three and nine months ended December 31, 2011, respectively. The increase in net sales in this territory in the three and nine months ended December 31, 2011 was primarily due to the release of Saints Row: The Third, with no comparable title released in the same period last fiscal year.

International net sales in the three and nine months ended December 31, 2011 included sales of uDraw whereas the same periods last fiscal year did not; the prior year version of uDraw was released internationally in the fourth quarter of fiscal 2011.

Cost of Sales

Cost of sales increased $4.6 million, or 1.8%, and $123.0 million, or 28.4%, in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year.  As a percent of net sales, cost of sales increased 3.9 points and 5.9 points in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year.

Cost of Sales - Product Costs (amounts in thousands)

	December 31, 2011	% of net sales	December 31, 2010	% of net sales	% Change
Three Months Ended	$154,893	50.7%	$123,852	39.4%	25.1%
Nine Months Ended	$279,942	43.3%	$219,558	40.6%	27.5%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In the three and nine months ended December 31, 2011, product costs as a percent of net sales increased 11.3 points and 2.7 points, respectively, compared to the same periods last fiscal year. The increases as a percent of net sales were primarily due to the release of uDraw which had a lower average net selling price and higher product costs per unit in the three and nine months ended December 31, 2011 compared to the same periods last fiscal year.

Cost of Sales - Software Amortization and Royalties (amounts in thousands)

	December 31, 2011	% of net sales	December 31, 2010	% of net sales	% Change
Three Months Ended	$74,706	24.5%	$50,011	15.9%	49.4%
Nine Months Ended	$217,519	33.6%	$104,526	19.3%	108.1%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. Excluding charges associated with title cancellations and impairments (see “Note 3 — Licenses and Software Development” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information), software amortization and royalties expense as a percent of net sales in the three and nine months ended December 31, 2011 increased 10.7 points and 13.9 points, respectively, compared to the same periods last fiscal year. The increases were primarily due to titles such as Homefront, Red Faction: Armageddon, and Warhammer 40K: Space Marine, that were recognized in the three and nine months ended December 31, 2011 and had higher capitalized development costs relative to their net sales, compared to the mix of titles included in net sales in the same periods last fiscal year.

Cost of Sales - License Amortization and Royalties (amounts in thousands)

	December 31, 2011	% of net sales	December 31, 2010	% of net sales	% Change
Three Months Ended	$27,606	9.0%	$78,775	25.0%	(65.0)%
Nine Months Ended	$58,901	9.1%	$109,248	20.2%	(46.1)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.

Net sales from our licensed properties represented 71% and 59% of our total net sales in the three and nine months ended December 31, 2011, respectively, compared to 72% and 76% of our total net sales in the three and nine months ended December 31, 2010.

Excluding charges associated with title cancellations and impairments (see “Note 3 — Licenses and Software Development” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information), license amortization and royalties expense as a percent of net sales in the three and nine months ended December 31, 2011 decreased 6.4 points and 6.9 points, respectively, compared to the same periods last fiscal year. The primary driver of the decrease in the three month comparative periods was a high effective license amortization rate in the three months ended December 31, 2010 on Megamind. The primary driver of the decrease in the nine month comparative periods was the larger mix of net sales from licensed products in the prior year period, which was primarily due to the release of UFC Undisputed 2010 in that period.

Operating Expenses

Our operating expenses increased $24.8 million, or 31.8%, and $85.7 million, or 44.2% in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year.

Product Development (amounts in thousands)

	December 31, 2011	% of net sales	December 31, 2010	% of net sales	% Change
Three Months Ended	$16,702	5.5%	$17,992	5.7%	(7.2)%
Nine Months Ended	$74,845	11.6%	$52,367	9.7%	42.9%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios which are not eligible, or are in a phase of development that is not yet able to be capitalized as part of software development. Product development expense decreased $1.3 million and increased $22.5 million in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year.

Included in the three months ended December 31, 2011 and 2010 was $0.8 million of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1).  The decrease in product development expense in the three month comparative periods reflected a reduction in expenditures resulting from our studio closures, partially offset by increased product development expenses due to changes in the timing of our development cycles as more of our games during the three months ended December 31, 2011 were in a phase of development that was not capitalizable to software development, compared to the same period last fiscal year.

Included in the nine months ended December 31, 2011 and 2010 was $8.7 million and $0.8 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 5 - Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1).  Excluding these charges, product development expense increased $14.6 million in the nine months ended December 31, 2011 compared to the same period last fiscal year.  The increase in the nine month comparative periods was primarily due to increased product development expenses due to changes in the timing of our development cycles as more of our games during the nine months ended December 31, 2011 were in a phase of development that was not capitalizable to software development, including increased investments in our social, mobile and digital games, compared to the same period last fiscal year.  This increase was partially offset by a reduction in expenditures resulting from our studio closures.

Selling and Marketing (amounts in thousands)

	December 31, 2011	% of net sales	December 31, 2010	% of net sales	% Change
Three Months Ended	$75,596	24.7%	$50,522	16.1%	49.6%
Nine Months Ended	$164,037	25.4%	$108,171	20.0%	51.6%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses increased $25.1 million and $55.9 million in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year. The increase on a dollar-basis in the three and nine months ended December 31, 2011 was primarily due to promotional efforts supporting the launch of Saints Row: The Third in the current quarter. Additionally, the increase in the nine months ended December 31, 2011 was also due to promotional efforts to support the launch of new releases such as Warhammer 40,000: Space Marine and Red Faction: Armageddon in the current nine month period.

Excluding the impact of changes in deferred net revenue, to arrive at a net sales basis that most closely relates to our selling and marketing activities in a given period, selling and marketing expenses as a percent of net sales increased 3.1 points and 5.0 points in the three and nine months ended December 31, 2011, respectively, compared to the same periods last fiscal year. The increase in the three and nine months ended December 31, 2011 was primarily due to the current quarter release of uDraw, which had higher levels of marketing support relative to its net sales as compared to the uDraw release in the same period last fiscal year. Additionally, the increase in the nine months ended December 31, 2011 was also due to higher marketing support for catalog titles on lower net sales from catalog titles, compared to the same period last fiscal year.

General and Administrative (amounts in thousands)

	December 31, 2011	% of net sales	December 31, 2010	% of net sales	% Change
Three Months Ended	$11,057	3.6%	$9,405	3.0%	17.6%
Nine Months Ended	$35,143	5.4%	$33,127	6.1%	6.1%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. The increase in general and administrative expenses in the three and nine months ended December 31, 2011 was due to recoveries of bad debt in the prior year period.

Restructuring

Restructuring charges generally include costs such as, severance and other employee-based charges in excess of standard business practices, costs associated with lease abandonments less estimates of sublease income, charges related to long-lived assets, and costs of other non-cancellable contracts.  In the three and nine months ended December 31, 2011, restructuring charges and adjustments due to changes in estimates resulted in a gain of $0.5 million and expense of $5.5 million, respectively, and consisted of charges and adjustments due to changes in estimates incurred in connection with previously announced business realignment plans. In the three and nine months ended December 31, 2010, restructuring charges and adjustments were minimal and reflected facility-related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment. For further information related to our realignment plans and charges and the events and decisions that gave rise to such charges, see “Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”) and our Credit Agreement and Security Agreement (collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC. For further discussion of the Notes and the Credit Facility, see “Note 6 — Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and other income (expense), net in the three months ended December 31, 2011 was income of $1.2 million and primarily consisted of various other income. Interest and other income (expense), net in the nine months ended December 31, 2011 was income of $4.1 million and primarily consisted of foreign currency gains.

Interest and other income (expense), net in the three months ended December 31, 2010 was income of $1.2 million and primarily reflected foreign currency gains that were partially offset by interest expense under the Notes that was not capitalized. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 25 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements in our 2011 10-K for a discussion of the impact of this change. Interest and other income (expense), net in the nine months ended December 31, 2010 was an expense of $4.4 million and primarily consisted of interest expense under the Notes that was not capitalized.

Income Taxes

In the three and nine months ended December 31, 2011, we had income tax expense of $2.5 million and $1.6 million, compared to income tax expense of $0.1 million and $1.6 million in the same periods last fiscal year.  Income tax expense in all periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses generated in the U.S.  The effective tax rate differs significantly from the federal statutory rate primarily due to taxable losses in the U.S., and certain foreign jurisdictions, which are fully offset by a valuation allowance.

Liquidity and Capital Resources

Financial Condition

At December 31, 2011, we had working capital of $32.1 million, including cash and cash equivalents of $47.7 million, and we had total stockholder's equity of $19.6 million. On January 25, 2012, we announced an updated business strategy to exit the traditional kids' licensed video games market and focus on our core video game franchises and digital initiatives for the future. On January 26, 2012, we initiated a plan of restructuring in connection with the updated business strategy in order to better align our operating expenses with the lower expected revenues under the updated strategy. The restructuring plan includes a realignment of the organizational structure resulting in reductions of up to 240 selling, general and administrative personnel worldwide. The majority of the restructuring plan is expected to be implemented by March 31, 2012, with the remainder completed by September 30, 2012. In addition, subsequent to December 31, 2011, we entered into agreements with two of our kids' movie-based licensors which reduced certain of our future financial commitments, and we are in ongoing discussions with two other kids' licensors. In connection with this realignment, we expect to significantly reduce other future non-personnel related expenditures and certain product development expenditures which do not align with our current strategy. With our revised product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games.

Although we believe our business plan is achievable, should we fail to achieve the sales, gross margin levels, and vendor credit terms we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts (including future product development) to fund our operations, which could result in additional restructuring and impairment charges. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. If for any reason our projections do not materialize, we may not be able to comply with the requirements of our credit facility as further discussed below. Our ability to achieve our business plan could also be affected by various risks and uncertainties described in "Part II, Item 1A. Risk Factors."

We estimate that implementation of the restructuring plan will result in special charges of up to $11.0 million, which will be recorded primarily during the fourth quarter of fiscal 2012. These charges will primarily be severance costs for affected employees, which are estimated at approximately $8.0 million, potential charges related to other fixed assets that may be abandoned, which are estimated to be up to $2.5 million, and contract terminations, which are estimated at approximately $0.5 million. Of the total charges, $8.5 million are expected to be cash expenditures. Of the cash expenditures, approximately $4.5 million are expected to be paid in the quarter ending March 31, 2012; approximately $2.5 million are expected to be paid in the quarter ending June 30, 2012; with the remainder to be paid thereafter.

The amounts stated above are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items. These charges and cash expenditures do not take into consideration any potential cost savings associated with the plan of restructuring.

Sources and Uses of Cash

(Amounts in thousands)	December 31, 2011	March 31, 2011	Change
Cash and cash equivalents	$47,685	$85,603	$(37,918)
Percentage of total assets	8%	11%

	Nine Months Ended December 31,
(Amounts in thousands)	2011	2010	Change
Net cash used in operating activities	$(27,723)	$(167,420)	$139,697
Net cash provided by (used in) investing activities	(5,013)	96,969	(101,982)
Net cash used in financing activities	(1,243)	(12,472)	11,229
Effect of exchange rate changes on cash	(3,939)	3,944	(7,883)
Net decrease in cash and cash equivalents	$(37,918)	$(78,979)	$41,061

Generally, our primary sources of liquidity are cash and cash equivalents. In addition, as further discussed below, we may elect to sell or borrow against certain of our eligible North American accounts receivable and we have other external sources of liquidity available to us, including our Credit Facility (as described below). Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet, and from sales of uDraw. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, purchases of hardware components for uDraw, payments to external developers and licensors, costs of internal software development, and selling and marketing expenses. Although uDraw has been a source and use of cash in the three months ended December 31, 2011, we do not intend to continue producing uDraw and thus do not expect this to continue in future periods. In the nine months ended December 31, 2011 our cash and cash equivalents decreased $37.9 million, from $85.6 million at March 31, 2011 to $47.7 million at December 31, 2011. The decrease in our cash balance was primarily due to investments in software development and existing licenses, partially offset by our net loss (adjusted for non-cash reconciling items such as depreciation, amortization, and changes in deferred net revenue and related expenses). For further information regarding the movement in our cash balance during the nine months ended December 31, 2011, refer to the Condensed Consolidated Statement of Cash Flows for that period which is included in Part I, Item 1.

Our business is cyclical and thus our working capital needs are impacted by seasonality, and the timing of new product releases. Cash used in operations tends to be at its highest during the first part of the third fiscal quarter, as we invest heavily in inventory for the holiday buying season. During the three months ended December 31, 2011, in order to help fund our working capital needs during the holiday season, we borrowed and repaid $52.0 million under our Credit Facility (as discussed below) and we expect to borrow additional amounts in the future, as needed. In addition, in order to expedite collections on our accounts receivable, we have sold, and expect to continue to sell certain of our accounts receivables from Walmart Stores, Inc. ("Walmart") without recourse, to Wells Fargo Bank, N.A. ("Wells") (as discussed below).

Walmart Purchase Agreement.
In November 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells. The Purchase Agreement gives us the option to sell our Walmart receivables to Wells, at our discretion, and significantly expedite our Walmart receivables collections. Wells will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart. During the three months ended December 31, 2011, to expedite our receivables collections from Walmart, we sold $43.3 million of accounts receivable under the Purchase Agreement, without recourse, that would have otherwise been collected subsequent to December 31, 2011. In the three and nine months ended December 31, 2011 we recognized a loss of $0.2 million related to interest on the transaction, which is classified in "Interest and other income (expense), net" in our condensed consolidated statements of operations. We expect to continue to sell our Walmart accounts receivable pursuant to the Purchase Agreement to further expedite collections.

Credit Facility.
On September 23, 2011, we entered into the Credit Facility. The Credit Facility provides for a $50.0 million revolving facility during its term, however, the availability under the Credit Facility increased to $75.0 million during the period from October 1, 2011 through December 14, 2011. The Credit Facility allows up to $10.0 million of the total to be used as a letter of credit subfacility.

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
The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the Notes, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility are currently due and payable and any amount outstanding bears interest at 2.0% above the interest rate otherwise applicable.  In the event availability on the Credit Facility is below 12.5% of the maximum revolver amount, the Credit Facility requires that we maintain certain financial covenants.  As of December 31, 2011, we had availability in excess of 12.5% and therefore we were not subject to the financial covenants.  In the event the financial covenants become applicable, we would be required to have EBITDA, as defined in the Credit Facility, in the most recent period of $73.3 million, $63.3 million or $9.8 million for the two quarters ended December 31, 2011, three quarters ended March 31, 2012 or four quarters ended June 30, 2012, respectively.  Additionally, beginning September 30, 2012, the financial covenants would require that we maintain an annual fixed charge coverage ratio of 1.1 to 1.0.
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
During the three months ended December 31, 2011 we borrowed $52.0 million under the Credit Facility, which was repaid as of December 31, 2011. In the three and nine months ended December 31, 2011 interest expense was $0.2 million and amortization of debt costs related to the Credit Facility was $0.1 million; these amounts were capitalized as part of in-process software development costs. There were no outstanding borrowings under the Credit Facility as of December 31, 2011.

As of December 31, 2011, we were in compliance with all applicable covenants and requirements in the Credit Facility.

At December 31, 2011, approximately 45% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  In the event we repatriate all or a portion of these funds to the United States, we may be required pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the United States, as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.

Cash Flow from Operating Activities.  Cash used in operations was $27.7 million in the nine months ended December 31, 2011, compared to $167.4 million in the same period last fiscal year.  The change in cash flow from operations was primarily the result of an increase in investments in software development and licenses. Additionally, we had higher cash collections of receivables during the nine months ended December 31, 2011 compared to the same period last fiscal year. The increase in cash collections was driven by the collection of fiscal 2011 year-end receivables, primarily related to titles that were released late in the fourth quarter of fiscal 2011, as well as from the expedited collection of fiscal 2012 third quarter receivables under the Purchase Agreement.

Cash Flow from Investing Activities.  Cash used in investing activities was $5.0 million in the nine months ended December 31, 2011, compared to $97.0 million cash provided by investing activities in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to investment related activity in the nine months ended December 31, 2010 as there was no such activity in the nine months ended December 31, 2011.

Cash Flow from Financing Activities.  Cash used in financing activities was $1.2 million in the nine months ended December 31, 2011, compared to $12.5 million in the same period last fiscal year. The change in cash flow from financing activities was primarily due to the repayment of our secured credit line in the nine months ended December 31, 2010.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates decreased our reported cash balance by $3.9 million.

Key Balance Sheet Accounts

At December 31, 2011, our total current assets were $444.2 million, down from $599.7 million at March 31, 2011. In addition to cash and cash equivalents, our current assets primarily consisted of:

Accounts Receivable. Accounts receivable decreased $13.7 million, from $161.6 million at March 31, 2011 to $147.9 million at December 31, 2011. The decrease was primarily due to our expedited collection of receivables under the Purchase Agreement and higher allowances as a percentage of gross receivables, both of which were partially offset by the higher sales volume during the holiday buying season compared to the fourth quarter of fiscal 2011. Accounts receivable allowances were $116.5 million at

December 31, 2011, a $28.9 million increase from $87.6 million at March 31, 2011. Allowances for price protection and returns as a percentage of trailing nine-month net sales, excluding the impact of changes in deferred net revenue, were 14% and 11% at December 31, 2011 and 2010, respectively. The increase was primarily due to allowances for price protection on uDraw. We believe our current allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory decreased $4.9 million, from $31.9 million at March 31, 2011 to $27.0 million at December 31, 2011. The decrease in inventory was primarily due to continued sales of late fiscal 2011 and early fiscal 2012 releases, partially offset by an increase in uDraw inventory. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve-month basis were 14 at December 31, 2011 and March 31, 2011.

Licenses. Our investment in licenses, including the long-term portion, decreased $20.6 million, from $118.2 million at March 31, 2011 to $97.6 million at December 31, 2011.

Software Development. Capitalized software development, including the long-term portion, decreased $82.1 million, from $272.5 million at March 31, 2011 to $190.4 million at December 31, 2011. The decrease in software development is primarily the result of software development amortization of titles released in the nine months ended December 31, 2011, as well as titles that were released late in the fourth quarter of fiscal 2011. This decrease was partially offset by our continued investment in future titles. Approximately 67% of the software development asset balance at December 31, 2011 is for titles that have expected release dates in the remainder of fiscal 2012 and beyond.

Total current liabilities at December 31, 2011, were $412.1 million, up from $379.5 million at March 31, 2011. Current liabilities primarily consisted of:

Accounts Payable. Accounts payable increased $13.5 million, from $100.6 million at March 31, 2011 to $114.1 million at December 31, 2011. The increase was primarily due to the timing of product purchases.

Accrued and Other Current Liabilities. Accrued and other current liabilities increased $2.9 million, from $137.9 million at March 31, 2011 to $140.8 million at December 31, 2011. The increase was primarily due to accruals related to our investments in licenses, partially offset by a decrease in accrued compensation.

Our liabilities at December 31, 2011 also consisted of:

Other long-term liabilities. Other long-term liabilities decreased $9.6 million, from $88.0 million at March 31, 2011 to $78.4 million at December 31, 2011. The decrease was primarily due to movements of accrued royalties and a portion of the settlement payment due to Jakks, from long-term into current liabilities.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of December 31, 2011 (see “Note 6 — Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of December 31, 2011 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2012	$49,894	$5,643	$3,825	$—	$146	$59,508
2013	79,454	20,580	14,880	—	4,000	118,914
2014	20,012	4,716	13,953	—	4,000	42,681
2015	16,619	589	12,501	100,000	—	129,709
2016	10,000	500	7,589	—	—	18,089
Thereafter	19,904	875	14,376	—	—	35,155
	$195,883	$32,903	$67,124	$100,000	$8,146	$404,056

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of December 31, 2011 are $195.9 million. Of these obligations, $6.0 million is accrued and classified as "Accrued and other current liabilities" in our December 31, 2011 condensed consolidated balance sheet related to the abandonment of a license in connection with our fiscal 2012 second quarter realignment plan (see "Note 5 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item I). Additionally, license commitments in the table above include $113.5 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our December 31, 2011 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations. Subsequent to December 31, 2011, we entered into agreements with two of our licensors that resulted in a reduction of our future commitments contained in the table above related to certain of our licenses (see "Note 15 — Subsequent Events" for further details).

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.5 million and $2.9 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our December 31, 2011 condensed consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges" in the notes to the condensed consolidated financial statements included in Part I, Item I). We expect future sublease rental income under non-cancellable agreements of approximately $2.7 million; this income is not contemplated in the lease commitments shown in the table above.

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

(5)
Other.  As discussed more fully in "Note 18 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2011 10-K, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at December 31, 2011 (see "Note 2 — Balance Sheet Details" in the notes to the condensed consolidated financial statements included in Part I, Item 1). The remaining other commitments included in the table above are also included as current or long-term liabilities in our December 31, 2011 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At December 31, 2011, we had $3.8 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information regarding the unrecognized tax benefits.

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

Interest Rate Risk

At December 31, 2011, our $47.7 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer-term investments.  The value of these investments may fluctuate with changes in interest rates; however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three and nine months ended December 31, 2011 was $0.1 million and $0.4 million, respectively, and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

At December 31, 2011, we had no outstanding balances under the Credit Facility.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the nine months ended December 31, 2011 and 2010, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At December 31, 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $109.7 million with a fair value that approximates zero. The contracts consisted primarily of AUD, CAD, EUR, and GBP. The net gain recognized from these contracts during the three months ended December 31, 2011 was $2.1 million and the net loss recognized during the nine months ended December 31, 2011 was $0.6 million, respectively, and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $26.1 million and an increase in reported loss from operations before income taxes of approximately $1.7 million for the nine months ended December 31, 2011. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $26.5 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of December 31, 2011, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a capital intensive business and must continue to generate cash from our operations and external sources of liquidity to be able to execute on our business plan and meet our anticipated cash requirements in the future.

At December 31, 2011, we had working capital of $32.1 million, including cash and cash equivalents of $47.7 million, and we had total stockholder's equity of $19.6 million. In January 2012 we updated our business strategy and began restructuring our business in order better align our operating expenses with the lower expected revenues under the updated strategy. With our revised product plan, lower cost structure, cash balance, existing credit facility, and other existing sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver our multi-year pipeline of games; however, there can be no assurance that we will be able to do so. In the event our future net sales or required expenditures differ from our expectations for any reason, and our external liquidity sources, including our credit facility and vendor credit terms, are not sufficient to meet our operating requirements, we may need to defer and/or curtail currently-planned expenditures, cancel projects currently in development, and/or pursue additional funding or additional external sources of liquidity, which may not be available on financially attractive terms, if at all, to meet our cash needs.

We may not be able to refinance or generate sufficient cash to service and/or pay our convertible senior notes.

On August 4, 2009, we issued the Notes. The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year and are due August 15, 2014, unless earlier converted, redeemed or repurchased. As mentioned below, if our common stock is not listed on a U.S. national securities exchange, the holders of the Notes may require us to repay the principal prior to the maturity date. Our ability to make principal and interest payments on the Notes will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to refinance the Notes or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on the Notes. In addition, if the Notes are converted to common stock, our current shareholders will suffer dilution in their percentage ownership.

If we fail to maintain the listing of our common stock with a U.S. national securities exchange, the liquidity of our common stock could be adversely affected and could result in the acceleration of our Notes.

On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification has no immediate effect on the listing of our common stock. In accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2012, to regain compliance with the Rule. If at any time before July 23, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 23, 2012, our common stock will be subject to delisting from The Nasdaq Global Market. In the event that we receive notice that our common stock is subject to being delisted from The Nasdaq Global Select Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq hearings panel. Alternatively, Nasdaq may permit us to transfer our securities to The Nasdaq Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 5505, except for the bid price requirement. If our application for transfer is approved, we would have an additional 180 calendar days to comply with the Rule in order to remain on The Nasdaq Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. If we fail to maintain our listing with any U.S. national securities exchange, the Note holders may require us to repurchase the Notes. Additionally, our common stock may become more difficult for investors to trade, potentially leading to further declines in our stock price.

Our business is "hit" driven. If we do not deliver "hit" games, our net sales and profitability could suffer.

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

A significant portion of our cost structure is attributable to expenditures for personnel and facilities. In the event of additional declines in our current expected net sales, we may not be able to dispose of facilities, reduce personnel or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in net sales and profit. Moreover, reducing costs may impair our ability to produce and develop software titles at sufficient levels in the future.

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

We generate a portion of our net sales from owned intellectual property and under our January 2012 revised business plan, expect to generate an increased portion of net sales from our owned intellectual property. The success of our internal brands depends upon our ability to create original ideas that appeal to the core gamer. Titles based on owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products that find consumer acceptance could negatively impact our net sales and profitability.

Since a portion of our net sales is based upon licensed properties, failure to renew such licenses, or renewals of such licenses on less advantageous terms, could cause our net sales and/or our profitability to decline.

Games we develop based upon licensed brands make up a portion of our net sales each year. Sales of our games based upon our two top-selling licensed brands, UFC and WWE, excluding the impact of changes in deferred net revenue, collectively comprised approximately 32% and 35% of our net sales in fiscal 2011 and fiscal 2010 respectively. A limited number of licensed brands may continue to produce a disproportionately large amount of our sales. Due to the importance to us of a limited number of brands and the intense competition from other video game publishers to publish games based upon these licensed brands, we may not be able to renew our current licenses or may have to renew a brand license on less advantageous terms, which could significantly lower our net sales and/or our profitability. Our licenses with Games Workshop (for which we develop and publish games based on the Warhammer 40,000 brand), UFC, and WWE expire on December 31, 2020, December 31, 2018, and December 31, 2017, respectively. There can be no assurance that we will be able to extend such licenses and if we are not able to extend them, our net sales and/or our profitability may decline significantly.

A decrease in the popularity of our licensed brands or video games based on those brands could materially impact our net sales and financial position.

As previously mentioned, a portion of our net sales are derived from products based on popular licensed properties. Over the last several years, the popularity of our video games based on these brands has declined, causing us to exit the traditional, kids' movie-based licensed games market. A decrease in the popularity of the underlying property of our remaining licenses could negatively impact our ability to sell games based on such licenses and could lead to lower net sales, profitability, and/or an impairment of our licenses, which would negatively impact our profitability.

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

Our largest customers, Best Buy, GameStop, Target, and Walmart, in aggregate accounted for approximately 44% of our consolidated gross sales before changes in deferred gross revenue in fiscal 2011. A substantial reduction or termination of purchases by any of our significant customers could have a material adverse impact on us. In addition, if one or more of our significant customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations and pay their outstanding receivables to us, our business could be harmed.

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

Adverse economic conditions could result in a prolonged reduction in discretionary spending by consumers that could reduce demand for our products.

Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products may be sensitive to general economic conditions and economic cycles. Declining consumer confidence, inflation, recession and rising unemployment may lead consumers to delay or reduce purchases of our products. Reduced consumer spending may also require us to incur increased selling and promotional expenses. Additionally, a reduction or shift in domestic or international consumer spending due to regional macroeconomic conditions could negatively impact our business, results of operations and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal control over financial reporting will be effective in the future. In addition, the staff reductions announced January 26, 2012 could have an adverse impact on the effectiveness of our internal controls in the future. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely impact our financial results and the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended December 31, 2011.

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

4.7		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2009).

10.1	* +	Amendment to the Xbox 360 Publisher License Agreement dated as of October 24, 2011, by and between Microsoft Licensing, GP and the Company.

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* †	XBRL Instance Document

101.SCH	* †	XBRL Taxonomy Extension Schema Document

101.CAL	* †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	* †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	* †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	* †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

2/9/2012	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board, President and Chief Executive Officer

2/9/2012	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

2/9/2012	THQ INC.

	By:	/s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer