Form 10-K
period 2012-03-31
THQ INC
filed 2012-06-11
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, October 1, 2011, was approximately $118.3 million.

The number of shares outstanding of the registrant's common stock as of June 1, 2012 was approximately 68,517,738.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant's 2012 Proxy Statement is incorporated by reference into Part III herein.

THQ INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED MARCH 31, 2012
ITEMS IN FORM 10-K

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K ("10-K") that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding industry prospects, our future economic performance including anticipated revenues and expenditures, restructuring activities, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Our business and such forward-looking statements are subject to risks and uncertainties that may affect our future results. For a discussion of our risk factors, see "Item 1A. Risk Factors." The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 10-K.

All references to "we," "us," "our," "THQ," or the "Company" in this 10-K mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this 10-K are subject to trademark protection.

PART I

Item 1.  Business

Introduction

We are a leading worldwide developer and publisher of interactive entertainment software focused on the core gamer on all popular game systems, including:

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

In addition to titles published on the wireless devices noted above, we also develop and publish titles (and supplemental downloadable content) for digital distribution via Microsoft's Xbox LIVE Marketplace ("Xbox LIVE") and Xbox LIVE Arcade ("XBLA") and Sony's PlayStation Network ("PSN"), as well as digitally offer our PC titles through online download stores and services such as Amazon, OnLive, Origin, and Valve.

Our titles span multiple categories, including action, adventure, fighting, role-playing, simulation, and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to mass market.  Our portfolio of key franchises currently includes:

•
games based on our owned intellectual properties including Company of Heroes, Darksiders, Homefront, inSANE, and Saints Row and new properties in development by Patrice Désilets and Turtle Rock Studios; and

•	core games based on licensed properties such as Games Workshop's Warhammer 40,000 universe, Metro, and World Wrestling Entertainment ("WWE").

We develop our products using both internal and external development resources. Our internal resources consist of producers, game designers, software engineers, artists, animators and game testers located within our internal development studios and corporate headquarters. External development resources consist of third-party software developers and other independent resources such as artists, voice-over actors and composers.

Our global sales network includes offices throughout North America, Europe and Australia. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games digitally via the Internet and through high-end wireless devices, such as the iPhone, iTouch and iPad.

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

Fiscal Periods

We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end. Our current fiscal year ending March 31, 2013 and the fiscal years ended March 31, 2012, 2011 and 2010 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ending March 31, 2013 ("fiscal 2013")	52 weeks	March 30, 2013
Year ended March 31, 2012 ("fiscal 2012")	52 weeks	March 31, 2012
Year ended March 31, 2011 ("fiscal 2011")	52 weeks	April 2, 2011
Year ended March 31, 2010 ("fiscal 2010")	53 weeks	April 3, 2010

Our Strategy

Our strategy is to develop a select number of titles with a significant digital component targeted at the core gamer. Our goal is to build franchises over time, by delivering a high-quality gaming experience, building a dedicated community around the title, and delivering a significant level of online services and digital content. Our focus is on building franchises based primarily on our owned intellectual properties such as Saints Row, Homefront, and new properties in development by Patrice Désilets and Turtle Rock Studios. We intend to launch new intellectual properties on new platforms as they emerge. Our current focus does not include casual games on social networks or handheld devices.

During fiscal 2012, we made a number of changes to our organization and product lineup. We discontinued a number of titles in our product pipeline that did not fit our strategic objectives, thus reducing future product development expenses. We reduced the number of internal development studios from eleven to five. We exited markets, sold or reconfigured games and product lines that did not meet internal profitability thresholds or were no longer central to our strategy. We negotiated with our kids' and movie-based licensors to reduce our future license commitments. We reduced costs and headcount in our corporate and global publishing organizations as well as our studios impacted by the changes in our product line-up. In January 2012, we implemented a plan of restructuring in order to better align our operating expenses with the lower expected revenues under the updated strategy. In connection with this realignment, we significantly reduced other future product development expenditures which do not align with our current strategy. The majority of the restructuring was completed by March 31, 2012. We expect remaining severance amounts of $5.0 million to be paid by September 30, 2012. These actions will have reduced headcount by approximately 370 people.

Consistent with our strategy, on June 1, 2012, we entered into an agreement to transfer our license to develop future games based on the Ultimate Fighting Championship ("UFC"). After the write-off of the capitalized software development related to the UFC game currently under development, we estimate that this will result in a small gain. We also expect this action to result in the closure of the studio developing the UFC game, which could result in additional cash charges of up to $1.1 million related to severance, up to $1.3 million in cash charges related to leased facilities and non-cash charges of up to $0.5 million related to long-lived assets. For additional information, refer to "Note 22 — Subsequent Events" in the notes to the consolidated financial statements included in Part II, Item 8 for further information.

Our Industry

The interactive entertainment software industry includes the economic sector involved with the development, marketing and sale of video, PC and online games. It encompasses dozens of job disciplines and employs thousands of people worldwide. Video games are a mainstream entertainment choice for both children and adults. According to the "2011 Essential Facts About the Computer and Video Game Industry" published by the Entertainment Software Association, 72% of American households play games; the average gamer is 37 years old and has been playing for 12 years; and 42% of all players are women.

The first modern video game platform was introduced by Nintendo in 1985. Since then, advances in technology have resulted in continuous increases in the processing power of the chips that power both the consoles and PC. Today's major video game consoles, the PS3, Xbox 360 and Wii, are not simply gaming platforms, but also function as multimedia hubs that can deliver high-quality digital movies and television programs. These consoles all have Internet connectivity, allowing players to play online against other players and to download games and content directly from the Internet to the gaming console. Video games are also played on PCs that contain powerful graphics cards, and on advanced handheld devices such as the PSP and DS. Additionally, both online gaming and mobile and tablet gaming have become popular platforms for video game players over the last several years and are expected to be fast growing segments of our business. We believe that the ongoing transition to the digital delivery of games represents a beneficial change to our business. Digital delivery in all of its forms allows for consumers to easily sample games before buying them; allows for a reduction in piracy due to the persistent internet connection in the game, and allows for direct opportunities to interact with our consumers and offer them new products and services. Accordingly, we plan to continue integrating a digital component into our franchises where applicable, thus creating an ecosystem which we believe will retain consumers and generate increased revenues.

Our Products

We primarily develop, market and sell video games and other interactive software and content for play on console platforms, handheld platforms, mobile devices, PCs and online. The following products generated 10% or more of our net sales, before the impact of changes in deferred net revenue, during the respective fiscal years:

•	in fiscal 2012, Saints Row: The Third, WWE '12;

•	in fiscal 2011, Homefront, uDraw, UFC Undisputed 2010, and WWE SmackDown vs. Raw 2011; and

•	in fiscal 2010, UFC 2009 Undisputed and WWE SmackDown vs. Raw 2010.

Our games are based on intellectual property that is either wholly-owned by us or licensed from third parties under extended terms. We develop our games using both internal development resources and external development resources working for us pursuant to contractual agreements. Whether a game is developed internally or externally, upon completion of development we extensively play-test each game, and if required, send the game to the platform manufacturer (Microsoft, Nintendo or Sony) for its review and approval. Our console-based and handheld-based video games are manufactured for us by the platform manufacturers (or their authorized vendors). We then market and distribute our games for sale throughout the world.

Creating and Acquiring Our Intellectual Property

Our business process begins with an idea. Inspiration for our interactive entertainment software comes from many sources—from our internal studios, our external studio partners, and from existing intellectual properties that we either license or acquire.

We create and acquire new intellectual properties that we own. We refer to these properties as our "owned intellectual property[ies]". Our owned intellectual property is generally created by one of our development studios or by a third-party developer with whom we contract. We have also acquired intellectual properties from other publishers or developers. The titles we create based on our owned intellectual properties may contain certain licensed content, such as music or rights to use a name or object (such as a brand-name vehicle). In this case, we enter into a license agreement with the content owner and pay either a fixed fee or royalty for the use of such content. Our owned intellectual properties include: Company of Heroes, Darksiders, Homefront, Red Faction, Saints Row, and new properties in development by Patrice Désilets and Turtle Rock Studios.

In addition to creating and acquiring our owned intellectual properties, certain of our titles are based upon licensed properties that have attained a high level of consumer recognition or acceptance. We have a relationship with Games Workshop and create games based on their Warhammer 40,000 universe and we have a relationship with WWE and create games based on their content. These intellectual property licenses generally grant us the exclusive use of the property for specified titles, on specified platforms and for a specified license term. The licenses are of varying duration, and we pay royalties to our property licensors generally based on our net sales of the title that includes the licensor's intellectual property. We typically advance payments against minimum guaranteed royalties over the license term. Royalty rates are generally higher for properties with proven popularity and less perceived risk of commercial failure.

Prior to June 1, 2012, we had a relationship with Zuffa, LLC to create games based on their UFC content. For further information related to the transfer of this license, refer to "Note 22 — Subsequent Events" in the notes to the consolidated financial statements included in Part II, Item 8 for further information.

Developing Our Products

We develop our products using both internal and external development resources. The internal resources consist of producers, game designers, software engineers, artists, animators and game testers. The external development resources consist of third-party software developers and other independent resources such as artists, voice-over actors and composers.

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

The development cycle for a new game depends on the platform and the complexity and scope of the game. Our development cycles generally range from 9 to 36 months. This requires that we assess whether there will be adequate retailer and consumer demand for a game and its platform well in advance of its release.

The investments in our product development, prior to when a game reaches technological feasibility, and other non-capitalizable costs, are recorded as product development expenses in our consolidated statements of operations. In fiscal 2012, fiscal 2011, and fiscal 2010, we had product development expenses, net of amounts capitalized, of $89.5 million, $79.4 million, and $87.2 million, respectively. These amounts include severance paid to product development staff and related charges under our business realignments totaling $12.3 million, $1.7 million, and $0.7 million in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

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

The platform game manufacturing process begins with our placing a purchase order with a manufacturer. We then send the approved software code to the manufacturer (together with related artwork, user instructions, warranty information, brochures and packaging designs) for manufacturing. We order product units to meet the anticipated requirements of our customers, based upon our sales forecasts for a game. We do not manufacture our products ourselves, and we typically do not carry significant amounts of inventory to meet rapid delivery requirements of customers or to assure ourselves of a continuous allotment of goods from manufacturers. At the time our product unit orders are filled by the manufacturer, we typically become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

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

We continue to take a more aggressive approach in what we term the "connected marketing" space. This includes how we build our brand in the online space via editorial opportunities; screen shot, trailer and other game content releases online; advertising; official game websites; and community outreach and management. Social media sites have grown in both their popularity and influence within our diverse target demographic. This new consumer immersion in social media has allowed us to create new ways to drive brand awareness and purchase intent via a medium that is both relevant and authentic to our target demographics' acquisition of information. Game trial, through consumer demos released at retail or online, or game demos available at kiosks stationed at sports or other entertainment events, has been a key driver of consumer demand for several of our core games. We believe the move toward digital distribution will provide consumers with multiple methods to sample products digitally (at lower prices) before committing to a purchasing decision, which could potentially drive increased consumer awareness and adoption of our products.

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

Our international publishing activities are conducted via our offices throughout North America, Europe, and Australia. Our international offices market and distribute to direct-to-retail customers and through distributors in both their home territories and collectively, to over 80 territories outside of the U.S.

We utilize electronic data interchange with most of our major customers in order to (i) efficiently receive, process, and ship customer product orders, and (ii) accurately track and forecast sell-through of products to consumers in order to determine whether to order additional products from the manufacturers. We believe that the direct relationship model we use allows us to better manage inventory, merchandise and communications. We ship all of our products to our North American customers from warehouses located in Michigan, and we ship most of our products to our international customers from warehouses located throughout Europe and Australia.

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

We also globally distribute games and content digitally via the Internet through PSN, Xbox LIVE, XBLA, and websites such as Amazon, OnLive, Origin, and Valve, and through high-end wireless devices, such as the iPhone, iTouch, and iPad. Publishers are delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in our industry will come via online distribution methods, including multi-player online games (both subscription and free-to-play), free-to-play micro-transaction based games, paid downloadable content ("DLC") and digital downloads of full games. Accordingly, we plan to continue integrating a digital strategy into our franchises where applicable, thus creating an ecosystem which we believe will retain consumers and generate increased revenues.

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

Major Customers

Our largest customers worldwide include Best Buy, COKeM, GameStop, Target and Wal-Mart. We also sell our products to other national and regional retailers, discount store chains, specialty retailers and distributors. Excluding the impact of changes in deferred net revenue, GameStop and Wal-Mart each accounted for more than 10% of our gross sales in fiscal 2012. In fiscal 2011 we entered into two new "supplier" agreements with Wal-Mart, which includes both Wal-Mart and Sam's stores (one for our console products and one for our PC products). The supplier agreements address certain standard terms and conditions, such as payment terms, between us and Wal-Mart; however, the agreements do not contain any commitment for Wal-Mart to purchase, or for us to sell, any minimum level of products. We do not have any agreements with GameStop. With respect to both Wal-Mart and GameStop, as well as our other customers, the customer submits a purchase order for each purchase request, and that purchase order contains basic pricing and delivery terms for such purchase. None of the purchase orders individually, with any customer, accounted for more than 10% of the Company's consolidated net sales for fiscal 2012. A substantial reduction in purchases, termination of purchases, or business failure by any of our largest customers could have a material adverse effect on us.

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

In addition to competing for video game sales, we compete for licenses and brand-name recognition, access to distribution channels, and effectiveness of marketing and price. We also face competition from our competitors for the services of talented video game producers, artists, engineers and other employees.

Employees

As of March 31, 2012, we employed approximately 1,088 people, of whom over 402 were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development and exploitation of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relations with employees to be favorable.

Financial Information About Geographic Areas

See Part II—Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Note 20 —Segment and Geographic Information" in the notes to the consolidated financial statements included in Part II—Item 8.

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

Item 1A.  Risk Factors

Our business is subject to many risks and uncertainties that may impact our future financial performance. Some of those important risks and uncertainties that may cause our operating results to vary or may materially and adversely impact our net sales, operating results and cash flows are described below. These risks are not presented in order of importance or probability of occurrence.

We have incurred operating losses during the last five fiscal years. We have restructured our business operations in order to adjust our cost structure to better align with our expected future business; however, we may continue to incur losses in the future.

We have had operating losses during the last five fiscal years. In fiscal 2012, we exited development of traditional kids' and movie-based licensed console games and revised our strategy to focus on our premium core franchises and to expand our digital revenues. As part of this business realignment, we implemented initiatives to streamline our organization and reduce our cost structure. We expect these actions to result in annualized reductions in our expenditures that will align with our expected lower levels of future net sales and thus allow us to become profitable; however, in the event our future net sales or required expenditures differ from our expectations for any reason, we may continue to incur losses in the future. In addition, there can be no assurance that we will be able to grow our net sales in future years.

We may require additional capital to fund our planned business operations.

Development of quality products requires substantial up-front expenditures and thus we expect to utilize a substantial portion of our existing cash and cash equivalents and other working capital to develop our upcoming products. In addition to our cash and cash equivalents, we have a $50.0 million credit facility that we expect to draw against in order to fund our business operations. We believe we have adequate resources to execute on our product plan and deliver our multi-year pipeline of games; however, there can be no assurance that we will be able to do so without additional capital. In the event our future net sales or required expenditures differ from our expectations for any reason, and our external liquidity sources, including our credit facility and vendor credit terms, are not sufficient to meet our operating requirements, we may need to defer and/or curtail currently-planned expenditures, cancel projects currently in development, and/or pursue additional funding or additional external sources of liquidity, which may not be available on financially attractive terms, if at all, to meet our cash needs.

Our stock currently fails to meet the Nasdaq continued listing requirements. If we fail to regain compliance with continued listing requirements, our stock may be delisted.

On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification had no immediate effect on the listing of our common stock. In accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until July 23, 2012, to regain compliance with the Rule. If at any time before July 23, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the Rule. If compliance with the Rule cannot be demonstrated by July 23, 2012, our common stock will be subject to delisting from The Nasdaq Global Market. In the event that we receive notice that our common stock is subject to being delisted from The Nasdaq Global Select Market, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq hearings panel.

On June 29, 2012, at a special meeting, our stockholders will vote on a proposal to approve an amendment to our certificate of incorporation in order to effect a reverse stock split of our common stock at a ratio of one-for-three, one-for-five, or one-for-ten, such ratio and effective date to be determined in the sole discretion of the Board (the “Reverse Stock Split”). It is anticipated that the Reverse Stock Split will be effectuated on or about July 5, 2012. In the event that our stockholders fail to approve the Reverse Stock Split or if our stock price fails to increase above $1.00 per share for a minimum of ten consecutive business days following the Reverse Stock Split, or we fail to meet any of the other listing requirements in the future, we may not be able to maintain our Nasdaq listing, which could have a material adverse effect on the market for and the market price of our common stock.

We may not be able to refinance or generate sufficient cash to service and/or pay our convertible senior notes.

On August 4, 2009, we issued the convertible senior notes ("Notes"). The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year and are due August 15, 2014, unless earlier converted, redeemed or repurchased. If we fail to maintain our listing with any U.S. national securities exchange, the holders of the Notes may require us to repay the principal prior to the maturity date. Our ability to make principal and interest payments on the Notes will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to refinance the Notes or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on the Notes. In addition, if the Notes are converted to common stock, our current stockholders will suffer dilution in their percentage ownership.

Our operating results may be adversely impacted by worldwide economic uncertainties.

  Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, (ii) our ability to properly budget and forecast for future net sales and expenditures, and (iii) demand for our current and future products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the video game industry.

Our business is "hit" driven. If we do not deliver "hit" games, our net sales, operating results and cash flows could suffer.

While many new titles are regularly introduced in our industry, increasingly, only a relatively small number of "hit" titles account for a significant portion of video game sales. It is difficult to produce high-quality products and to predict prior to production and distribution what products will be well received, even if they are well-reviewed, high-quality titles. "Hit" products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Consumers may lose interest in a genre of games we produce. If we fail to develop "hit" titles, or if "hit" products published by our competitors take a larger share of consumer spending than we anticipate, our product sales could fall below our expectations, which could adversely impact our net sales, operating results and cash flows.

We will depend on a relatively small number of franchises for a significant portion of our net sales.

Because we no longer develop traditional kids' and movie-based licensed console games and have revised our strategy to focus on our premium core franchises and to expand our digital revenues, we will depend on a smaller number of franchises and titles for a significant portion of our net sales in the future. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly impact our business and financial results.

If our products fail to gain market acceptance, we may not have sufficient cash flow to pay our expenditures or to develop a continuous stream of new games.

Our success depends on generating net sales from existing and new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives, often less than six months. Our products may not achieve and sustain market acceptance sufficient to generate net sales to cover our costs and allow us to become profitable. If our products fail to gain market acceptance, we may not have sufficient cash flows to develop a continuous stream of new games, which we believe is essential to covering costs and achieving future profitability.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of our cost structure is attributable to expenditures for personnel, facilities and external development. In the event of additional declines in our current expected net sales, we may not be able to dispose of facilities, reduce personnel, terminate contracts or make other changes to our cost structure without disruption to our operations or without significant cash termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in net sales or cash flow. Moreover, reducing costs may hinder our ability to develop a sufficient number of software titles to publish in the future.

Failure to appropriately adapt to rapid technological and consumer preference changes or emerging digital channels may adversely impact our market share and our operating results.

Rapid technological and consumer preference changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive and appealing to consumers. Currently, our industry is experiencing an increasing shift to online content and digitally downloaded games. We believe that much of the growth in the industry is coming from online markets and digital distribution of games, paid downloadable content ("DLC"), multi-player online games via services such as Xbox Live Arcade and free-to-play micro-transaction based games. Accordingly, we plan to continue integrating a digital component into all of our key franchises. However, if we fail to anticipate and adapt to these and other technological changes or distribution channels, our market share and our operating results may suffer. Our future success in providing online experiences and other digital content will depend upon our ability to adapt to rapidly-changing technologies, develop applications to accommodate evolving industry standards, improve the performance and reliability of our applications, as well as anticipate future consumer preferences.

Connectivity issues related to digital sales and online gameplay could impact our ability to sell and provide online services and content for our games, and could impact our net sales, operating results and cash flows.

We rely upon various third-party providers, such as Microsoft's Xbox Live, Sony's PlayStation Network, and Valve's Steam platform to provide connectivity from the consumer to our digital products and our online services. Connectivity issues could prevent customers from accessing this content and our ability to successfully market and sell our products could be negatively impacted. In addition, we could experience similar issues related to services we host on our internally managed servers. Such issues also could impact our ability to provide online services, and could negatively impact our net sales, cash flows, and operating results.

Our inability to maintain, acquire or create new intellectual property that has a high level of consumer recognition or acceptance could adversely impact our net sales, operating results and cash flows.

We generate a portion of our net sales from owned intellectual property and, under our business plan, expect to continue to generate net sales from our owned intellectual property. The success of our internal brands depends upon our ability to create original ideas that appeal to the core gamer. Titles based on owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products that find consumer acceptance could negatively impact our net sales, operating results and cash flows.

Some of our products are based on intellectual property rights licensed from third parties. Failure to retain or renew such licenses, or renewals of such licenses on less advantageous terms, could cause our net sales and operating results to decline.

Some of our products are based on or incorporate intellectual property and other character or story rights licensed from third parties. For example, we annually release games based on our license with the WWE. These license and distribution agreements are limited in scope and time, and we may not be able to retain the licenses during the entire term or be able to renew key licenses when they expire. The loss of a significant number of intellectual property licenses or relationships with licensors could have an adverse effect on our ability to develop new products and therefore on our net sales and operating results. Additionally, the failure of intellectual property we license to be, or remain, popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of minimum royalty guarantees, which could harm our business and financial results. Furthermore, competition for these licenses may also increase the advances, guarantees, and royalties that must be paid to the licensor.

High development costs for games which do not perform as anticipated and failure of platforms to achieve significant market penetration could result in potential impairments of capitalized software development and/or license costs, which would negatively affect our operating results.

Video games played on consoles and certain online-enabled games are expensive to develop. If our games do not achieve significant market penetration, we may not be able to recover our development costs, which could result in the impairment of capitalized software and/or costs, which would negatively affect our operating results.

Video game product development schedules are difficult to predict and can be subject to delays. Postponements in shipments can substantially impact our net sales, cash flows and operating results in any given quarter.

Our ability to meet product development schedules is impacted by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically-dispersed development teams required by the complexity of our products, the need to localize certain products for distribution outside of the U.S., the need to refine our products prior to their release, and the time required to manufacture a game once it is submitted to the platform manufacturer. In the past, we have experienced development and manufacturing delays for several of our products. Failure to meet anticipated production schedules may cause a shortfall in our expected net sales and cash flow and thus cause our operating results and cash position in any given quarter to be materially different from expectations given our reduced product line-up.

We rely on external developers for the development of some of our titles.

Some of our games are developed by third-party developers. We do not have direct control over the business, finances and operational practices of these external developers. A delay or failure to complete the work performed by external developers has and may in the future result in delays in, or cancellations of, product releases. Additionally, the future success of externally-developed titles will depend on our continued ability to maintain relationships and secure agreements on favorable terms with skilled external developers. Our competitors may acquire the businesses of key developers or sign them to exclusive development arrangements. In either case, we would not be able to continue to engage such developers' services for our products, except for those that they are contractually obligated to complete for us. We cannot guarantee that we will be able to establish or maintain such relationships with external developers, and failure to do so could result in a negative impact on our business and financial results.

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

Popularity of platforms.  Since the typical development cycle for our games is 9 to 36 months, we must make decisions about which games to develop on which platforms based on current expectations of what the consumer preference for the platforms will be when the game is finished. Launching a game on a platform that has declined in popularity, or failure to launch a game on a platform that has grown in popularity, could negatively impact our net sales, cash flows and operating results.

Platform pricing.  The cost of the hardware could impact consumer purchases of such hardware, which could in turn negatively impact sales of our products for these platforms since consumers need a platform in order to play most of our games.

Success of new platforms. We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than such costs for current console platforms if we do not have the ability to re-utilize development engines for new platforms. If any increase in development costs are not offset by higher net sales, operating results will suffer and our financial position will be harmed. If the platforms for which we develop new software products or modify existing products do not attain significant market penetration, we may not be able to recover our development costs, which could be significant, and our business and financial results could be significantly harmed.

Platform shortages.  From time to time, the platforms on which our games are played have experienced shortages. Platform shortages generally negatively impact the sales of video games since consumers do not have consoles on which to play the games.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced the PS3 and Wii, respectively. Nintendo has announced that it intends to launch its next-generation console, the Wii U, in all major regions by the 2012 calendar year-end holiday buying season. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console entertainment software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

Our inability to enter into agreements with the manufacturers to develop, publish and distribute titles on their platforms, changes to the royalty rates and fees in such agreements, or delays in manufacturing our products could negatively impact our net sales, cash flow and results of operations.

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

Additionally, we pay a licensing fee to the hardware manufacturers for each copy of a product manufactured for that manufacturer's game platform. The platform licensors have retained the flexibility to change their fee structures and/or pricing for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures and/or pricing for their platforms and online access makes it difficult for us to predict our costs in the medium-to-long term. Any increase in fee structures and/or pricing could have a significant negative impact on our business models and operating results.

Further, since each of the manufacturers publishes games for its own platform, and some also manufacture products for all of its other licensees, a manufacturer may give priority to its own products or those of other publishers in the event of insufficient manufacturing capacity. Unanticipated delays in the delivery of products due to delayed manufacturing could also negatively impact our operating results.

We rely on a small number of customers that account for a significant amount of our sales. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

Our largest customers, Best Buy, COKeM, GameStop, Target, and Walmart, in aggregate accounted for approximately 43% of our consolidated gross sales before the impact of changes in deferred gross revenue in fiscal 2012. Sales to these customers are made on a purchase order basis without long-term agreements or other forms of commitments. A substantial reduction or termination of purchases by any of our significant customers could negatively affect our net sales, cash flows and operating results. In addition, if one or more of our significant customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations and pay their outstanding receivables to us, our business and financial results could be harmed.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms which may significantly harm our business and financial results.

Increased sales of used video game products by retailers could reduce demand for new copies of our games.

Several retailers, including one of our largest customers, GameStop, continue to focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offers may reduce consumers' propensity to trade in games; however, retailers' continued sales of used games, rather than new games, may adversely impact our ability to sell new games and could adversely impact our net sales, operating results, and cash flow in any given quarter.

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

If we are unable to sustain premium pricing on current-generation titles, our operating results may suffer.

If we are unable to sustain premium pricing on current-generation titles for the Xbox 360, PS3 and the Wii for as long as those platforms remain current generation, whether due to competitive pressure, retailers electing to price these products at a lower price or otherwise, we may experience a negative effect on our margins and operating results. Additionally, software prices for games sold for play on the PS3 and Xbox 360 are generally higher than prices for games for the Wii, handheld platforms or PC games. As a result, our product mix in any given fiscal quarter or fiscal year may cause our net sales to significantly fluctuate, depending on which platforms we release games on, in that quarter or year. Further, we make provisions for in-channel price reductions based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, we may experience a negative effect on our margins and operating results.

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

We compete for consumer dollars with several other video game publishers, and consumers must make choices among available games. If we make our games available for sale at the same time as our competitors' games become available, consumers may choose to spend their money on products published by our competitors rather than our products, and retailers may choose to give more shelf space to our competitors' products, leaving less space to sell our products. Since the life cycle of a game is typically short, strong sales of our competitors' games could negatively impact the sales of our games.

Competition with other forms of home-based entertainment may reduce sales of our products.

We compete with other forms of entertainment and leisure activities. For example, we believe the overall growth in the use of the Internet, tablets and online services, including social networking, by consumers may pose a competitive threat if customers and potential customers spend less of their available time playing our core, higher-priced video games and more of their time using the Internet, including playing social networking games on the Internet, tablets or mobile devices..

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

In fiscal 2012, excluding the impact of changes in deferred net revenue, we derived 38.3% of our consolidated net sales from outside of North America. Our international operations subject us to many risks, including: different consumer preferences; challenges in doing business with foreign entities caused by distance, language and cultural differences; unexpected changes in regulatory requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; reduced access to retail sales channels caused by financial stability of retailers; and possible difficulties collecting foreign accounts receivable. These factors or others could have an adverse impact on our future foreign sales or the profits generated from those sales.

There are additional risks inherent in doing business in certain international markets, such as China. For example, foreign exchange controls may prevent us from expatriating cash earned in China, and standard business practices in China may increase our risk of violating U.S. laws such as the Foreign Corrupt Practices Act.

Additionally, sales generated by our international offices will generally be denominated in the currency of the country in which the sales are made, and may not correlate to the currency in which inventory is purchased, or software is developed. To the extent our foreign sales are not denominated in U.S. dollars, our sales and profits could be materially and adversely impacted by foreign currency fluctuations. Year-over-year changes in foreign currency translation rates had the mathematical effect of increasing our reported net loss by approximately $1.9 million in fiscal 2012.

Fluctuations in our quarterly operating results due to seasonality in the interactive entertainment software industry and other factors related to our business operations could result in substantial losses to investors.

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive entertainment software industry is highly seasonal, with sales typically significantly higher during the calendar year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:

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

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We may not be able to maintain consistent profitability on a quarterly or annual basis. It is likely that in some future quarter, our operating results may be below the expectations of securities analysts and investors as a result of the factors described above and others described throughout this "Risk Factors" section, which may in turn cause the price of our common stock to fall or significantly fluctuate.

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

We may not be able to protect our intellectual property rights against piracy, infringement by third parties, or limited legal protection for intellectual property.

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

Software piracy is increasing rapidly in the video game industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the Internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. While we are taking various steps to protect our intellectual property and prevent illegal downloading of our video games, we may not be successful in preventing or controlling such piracy, which may adversely impact our business.

While legal protections exist to combat piracy, preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, particularly in countries where laws are less protective of intellectual property rights. Further, the scope of the legal protection of copyright and prohibitions against the circumvention of technological protection measures to protect copyrighted works are often under scrutiny by courts and governing bodies. The repeal or weakening of laws intended to combat piracy, protect intellectual property and prohibit the circumvention of technological protection measures could make it more difficult for us to adequately protect against piracy. These factors could have an adverse effect on our growth operational results in the future.

Third parties may claim we infringe their intellectual property rights.

Although we believe that we make reasonable efforts to ensure our products do not violate the intellectual property rights of others, from time to time, we receive notices from others claiming we have infringed their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop selling or to redesign impacted products, or pay damages or satisfy indemnification commitments including contractual provisions under various license arrangements. If we are required to enter into such agreements or take such actions, our cash flows and operating margins may decline as a result.

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

From time to time, legislation has been introduced for the establishment of a government mandated rating and governing system in the U.S. and in foreign countries for our industry. In 2011, the U.S. Supreme Court declared as unconstitutional California's proposed legislation (“Brown v. EMEA/ESA”), which sought to regulate the sale of violent video games to minors.  However, outside of the U.S., various foreign countries already allow government censorship of interactive entertainment products. We believe that if our industry were to become subject to a government rating system or other regulation, our ability to successfully market and sell our products could be adversely impacted.

Breaches of our security measures, fraudulent transactions, and unintended disclosures of our intellectual property or our customer data could adversely affect our business.

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

We have significant net operating loss and tax credit carryforwards ("NOLs"). If we are unable to use our NOLs, our future operating results may be significantly impacted.

As of March 31, 2012, we had federal net operating loss carryforwards of $584.6 million and federal R&D tax credit carryforwards of $26.1 million. Under applicable tax rules, we may "carry forward" these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions. Therefore, we believe that these NOLs could be a substantial asset. However, if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code, our ability to use the NOLs could be substantially limited, which could significantly increase our future income tax liability. On May 12, 2010, we entered into a Section 382 Rights Agreement with Computershare Trust Company, N.A., as rights agent, in an effort to prevent an "ownership change" from occurring and thereby protect the value of the NOLs. There can be no assurance, however, that the Section 382 Rights Plan will prevent an ownership change from occurring or protect the value of the NOLs and there can be no assurance that we will be able to utilize our NOLs.

We cannot be certain of the future effectiveness of our internal control over financial reporting or the impact of the same on our operations and the market price for our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our 10-K our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to report on whether it believes we maintain, in all material respects, effective internal control over financial reporting. Although we believe that we currently have adequate internal control procedures in place, we cannot be certain that our internal control over financial reporting will be effective in the future. The realignment of our business that took place starting in January 2012 could have an adverse impact on the effectiveness of our internal controls in the future. If we cannot adequately maintain the effectiveness of our internal control over financial reporting, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely impact our financial results and the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal corporate and administrative office is located in approximately 100,000 square feet of leased space in a building located at 29903 Agoura Road, Agoura Hills, California. Including this office, the following is a summary of the square footage of the principal leased offices we maintained as of March 31, 2012:

Purpose	North America	Europe	Asia Pacific	Total
Sales and administrative	105,314	44,402	13,799	163,515
Product development	335,517	6,057	28,548	370,122
Total leased square footage	440,831	50,459	42,347	533,637

We also own 10,820 square feet of space in Phoenix, Arizona, which serves as our data center.

Item 3.  Legal Proceedings

From time to time we are involved in ordinary routine litigation incidental to our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

THQ's common stock is listed on the NASDAQ Global Select Market under the symbol "THQI." The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	Sales Prices
	High	Low
Fiscal Year Ended March 31, 2012
Fourth Quarter ended March 31, 2012	$0.86	$0.48
Third Quarter ended December 31, 2011	2.51	0.67
Second Quarter ended September 30, 2011	3.60	1.61
First Quarter ended June 30, 2011	4.87	3.29
Fiscal Year Ended March 31, 2011
Fourth Quarter ended March 31, 2011	$6.53	$4.25
Third Quarter ended December 31, 2010	6.39	3.86
Second Quarter ended September 30, 2010	5.02	3.33
First Quarter ended June 30, 2010	8.29	4.03

The last reported price of our common stock on June 1, 2012, as reported by NASDAQ Global Select Market, was $0.65 per share.

On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification had no immediate effect on the listing of our common stock (see "Nasdaq Notice" included in the "Business Trends" section of Item 7 for further discussion).

Holders

As of June 1, 2012 there were approximately 284 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our Credit Agreement and Security Agreement with Wells Fargo Capital Finance, LLC restricts our ability to issue cash dividends (see "Note 9 — Debt" in the notes to the consolidated financial statements included in Item 8).

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

The following graph shows a five-year comparison of cumulative total stockholder returns for the period from March 31, 2007 through March 31, 2012, for the Company's common stock, NASDAQ Global Select Market Composite Index and the RDG Technology Index. The comparison assumes an initial investment of $100 in each on March 31, 2007. We have not paid any cash dividends and, therefore, the cumulative total return calculation is based solely upon stock price movement and not upon reinvestment of cash dividends.

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of THQ's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among THQ, Inc., the NASDAQ Composite Index, and the RDG Technology Composite Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/07
3/08
3/09
3/10
3/11
3/12
THQ, Inc.
NASDAQ Composite
RDG Technology Composite

*$100 invested on 3/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
THQ Inc.	$100.00	$63.76	$8.89	$20.50	$13.34	$1.64
NASDAQ Composite	$100.00	$89.92	$64.23	$99.43	$118.58	$128.96
RDG Technology Composite	$100.00	$97.13	$67.37	$107.44	$123.76	$142.82

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million. As of March 31, 2012 and 2011 we had $28.6 million, authorized and available for common stock repurchases. During fiscal 2012 we did not repurchase any shares of our common stock. There is no expiration date for the authorized repurchases.

Item 6. Selected Consolidated Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended March 31, 2012 are derived from our audited consolidated financial statements. The consolidated balance sheets as of March 31, 2012 and 2011, and the consolidated statements of operations for fiscal 2012, 2011 and 2010, and the report thereon are included elsewhere in this 10-K.

STATEMENT OF OPERATIONS DATA
(Amounts in thousands, except per share data)

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
Net sales	$830,841	$665,258	$899,137	$829,963	$1,030,467
Cost of sales:
Product costs	353,597	272,021	318,590	338,882	389,097
Software amortization and royalties	308,051	129,237	196,956	296,688	231,800
License amortization and royalties	74,632	118,287	110,503	102,773	123,580
Total cost of sales	736,280	519,545	626,049	738,343	744,477

Gross Profit	94,561	145,713	273,088	91,620	285,990
Operating expenses:
Product development	89,526	79,374	87,233	109,201	128,869
Selling and marketing	191,669	156,075	131,954	162,183	175,288
General and administrative	48,712	45,356	57,879	76,884	69,901
Goodwill impairment		—	—	118,799	—
Restructuring	6,803	602	5,671	12,266	—
Total operating expenses	336,710	281,407	282,737	479,333	374,058

Operating loss	(242,149)	(135,694)	(9,649)	(387,713)	(88,068)
Interest and other income (expense), net	5,143	524	(2,056)	483	15,433
Loss from continuing operations before income taxes	(237,006)	(135,170)	(11,705)	(387,230)	(72,635)
Income tax expense (benefit)	5,500	928	247	46,226	(35,785)
Loss from continuing operations	(242,506)	(136,098)	(11,952)	(433,456)	(36,850)
Gain on sale of discontinued operations, net of tax	—	—	—	2,042	1,513
Net loss prior to allocation of noncontrolling interest	(242,506)	(136,098)	(11,952)	(431,414)	(35,337)
Loss attributable to noncontrolling interest	—	—	2,935	302	—
Net loss attributable to THQ Inc	$(242,506)	$(136,098)	$(9,017)	$(431,112)	$(35,337)
Loss per share attributable to THQ Inc.—basic:
Continuing operations(a)	$(3.55)	$(2.00)	$(0.13)	$(6.48)	$(0.55)
Discontinued operations	—	—	—	0.03	0.02
Loss per share—basic	$(3.55)	$(2.00)	$(0.13)	$(6.45)	$(0.53)
Loss per share attributable to THQ Inc.—diluted:
Continuing operations(a)	$(3.55)	$(2.00)	$(0.13)	$(6.48)	$(0.55)
Discontinued operations	—	—	—	0.03	0.02
Loss per share—diluted	$(3.55)	$(2.00)	$(0.13)	$(6.45)	$(0.53)
Shares used in per share calculation—basic	68,369	67,910	67,522	66,861	66,475
Shares used in per share calculation—diluted	68,369	67,910	67,522	66,861	66,475

BALANCE SHEET DATA
(Amounts in thousands)

	As of March 31,
	2012	2011	2010	2009	2008
Working capital	$18,749	$220,158	$371,641	$189,604	$396,505
Total assets	$392,794	$774,405	$714,329	$598,329	$1,084,320
Total THQ Inc. stockholders' (deficit) equity(a)	$(32,327)	$206,831	$324,355	$307,040	$740,569
________________________

(a)	Based on amounts attributable to THQ Inc. (i.e., subsequent to the allocation of noncontrolling interest).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our business is subject to many risks and uncertainties which may affect our future financial performance. For a discussion of our risk factors, see "Part I—Item 1A. Risk Factors."

Overview

The following overview is a top level discussion of our financial results, as well as trends that have, or that we reasonably believe will, impact our operations. Management believes that an understanding of these trends and drivers is important in order to understand our results for fiscal 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this 10-K and in other documents we have filed with the SEC.

Fiscal 2012 Summary

Current Product Updates

•
Several of our games, including: MX vs. ATV Alive; Red Faction: Armageddon; Warhammer 40,000: Space Marine; and uDraw performed significantly below our expectations and have generated significant losses. This resulted in the discontinuance of future products based on these intellectual properties, the reassessment of our continuing portfolio of games, and additional charges related to organizational changes (as further discussed below).

•
In fiscal 2012 we shipped approximately 4.2 million units of internally developed and owned intellectual property Saints Row: The Third. Saints Row is THQ's largest owned franchise, having shipped more than 11 million units globally. With its robust post-launch digital content, Saints Row: The Third also generated the highest digital revenue of any title in our history. We recently announced a standalone franchise extension, Saints Row: The Third-Enter The Dominatrix, scheduled for release in September 2012.

•	After a successful rebranding of the franchise, we shipped more than 2.2 million units of WWE '12 in fiscal 2012. WWE' 12 brings our franchise total of lifetime units sold to more than 52 million.

•	Our fiscal 2012 digital revenues, before the impact of changes in deferred net revenue, were 62% higher than in fiscal 2011.

Future Product Updates

•
We entered into a collaboration with South Park Digital Studios LLC, the joint venture between "South Park" creators Trey Parker and Matt Stone and Viacom Media Networks, and Obsidian Entertainment, Inc. to develop South Park: The Stick of Truth. The game is currently scheduled for release in fiscal 2013.

•	Patrice Désilets, creative director of the Assassin's Creed franchise, joined THQ in June 2011 to develop a new intellectual property out of our video game development studio in Montreal, Quebec.

•	We entered into an agreement with Turtle Rock Studios Inc., the creators of the multiple award-winning "Left 4 Dead," to publish a new core title scheduled to be released in calendar 2013.

•	We also entered into an agreement with Crytek, a leader in the creation of first person shooters, to develop the next installment of the Homefront franchise, scheduled for release in fiscal 2014.

Strategic Plan and Business Realignments

Our strategy is to develop a select number of titles with a significant digital component targeted at the core gamer. Our goal is to build franchises over time, by delivering a high-quality gaming experience, building a dedicated community around the title, and delivering a significant level of online services and digital content. Our focus is on building franchises based primarily on our owned intellectual properties such as Saints Row and Homefront. We intend to launch new intellectual properties on new platforms as they emerge. Our current focus does not include casual games on social networks or handheld devices.

During fiscal 2012, we made a number of changes to our organization and product lineup. We discontinued a number of titles in our product pipeline that did not fit our strategic objectives, thus reducing future product development expenses. We reduced the number of internal development studios from eleven to five. We exited markets, sold or reconfigured games and product lines that did not meet internal profitability thresholds or were no longer central to our go-forward strategy. We negotiated with our kids' and movie-based licensors to reduce our future license commitments. We reduced costs and headcount in our corporate and global publishing organizations as well as our studios impacted by the changes in our product line-up. In January 2012, we implemented a plan of restructuring in order to better align our operating expenses with the lower expected revenues under the updated strategy. In connection with this realignment, we significantly reduced other future product development expenditures which do not align with our current strategy. The majority of the restructuring was completed by March 31, 2012. We expect remaining severance amounts of $5.0 million to be paid by September 30, 2012. These actions will have reduced headcount by approximately 370 people.

As a result of these strategic initiatives, we recorded charges affecting our operating loss totaling $117.6 million in fiscal 2012. These realignment charges include $6.8 million of costs associated with lease abandonments, write-off of fixed assets, as well as other non-cancellable contracts; non-cash charges of $74.7 million related to the write-off of capitalized software for games that have been cancelled or reconfigured; non-cash charges of $18.4 million related to impairment of licenses in connection with the cancelled games; and $17.8 million in cash charges related to severance and other employee benefits.

Consistent with our strategy, on June 1, 2012, we entered into an agreement to transfer our license to develop future games based on the Ultimate Fighting Championship ("UFC"). After the write-off of the capitalized software development related to the UFC game currently under development, we estimate that this will result in a small gain. We also expect this action to result in the closure of the studio developing the UFC game, which could result in additional cash charges of up to $1.1 million related to severance, up to $1.3 million in cash charges related to leased facilities and non-cash charges of up to $0.5 million related to long-lived assets. For additional information, refer to "Note 22 — Subsequent Events" in the notes to the consolidated financial statements included in Part II, Item 8 for further information.

With our revised product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games.

Business Trends

The following trends affect our business:

Shifting Preferences in the Casual and Lifestyle Market

Over the past few years, our industry has seen a shift in preferences in the casual and lifestyle games market away from kids' and movie-based licensed console titles. We believe this shift is due to gameplay with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices. As discussed above, in response to this continued shift in preferences, we have exited the market for video games based on licensed kids' and movie-based entertainment properties and uDraw. In fiscal 2012 and 2011, approximately 34% and 43%, respectively, of our net sales, before the impact of changes in deferred net revenue, came from these types of games.

Strategic Changes to Future Product Lineup

As discussed above, we made significant changes to our future product lineup to focus our resources on core games with a significant digital component that are best positioned for critical and commercial success. We reduced the number of games being developed, and therefore expect our revenues for fiscal 2013 to be significantly lower than fiscal 2012. As a result of the reduced number of products we expect to publish, each of our new releases will have more impact on our overall financial results.

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry began delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will come via online distribution methods, including, multi-player online games (both subscription and free-to-play), free-to-play micro-transaction based games, paid downloadable content ("DLC"), and digital downloads of full-games. Conversely, based on industry data, we believe retail sales for the industry will continue to be a decreasing revenue source over the next several years. For the twelve months ended December 31, 2011, retail software sales in the U.S. for the industry decreased 7.8% compared to the same period in 2010 according to The NPD Group; for the same period, across the U.K., Germany, France, Spain and Benelux, aggregated retail software sales decreased 7.4% compared to the same twelve-month period in 2010 according to GfK. However, digital sales for the industry are expected to grow over 20% worldwide in calendar 2012 and almost double, over calendar 2011 levels, in the following five years to $58.7 billion worldwide according to the International Development Group, Inc.'s Forecast Update (February 2012). Accordingly, we plan to continue integrating digital components into our core game franchises. In the event our games are released with increasingly more undelivered elements at the time of sale, such as the online service present within some of our games, more of our revenue may be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

Sales Concentration of Top Titles

The majority of money spent by consumers on video game software is spent on select top titles. Because of the demand for select “hit” titles and the costs to develop our games, we believe that it is important to focus our development efforts on bringing a select number of high-quality, competitive products to market.

Sales of Used Video Games

Several retailers, including one of our largest customers, GameStop, continue to focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offerings may reduce consumers' propensity to trade in games. Additionally, certain of our titles include free access to online content through a code (included in the packaging) for initial purchasers. This structure creates a new revenue stream by offering second-hand buyers of these titles the opportunity to separately purchase the online content.

Nasdaq Notice

On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification had no immediate effect on the listing of our common stock.

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

On June 29, 2012, at a special meeting, our stockholders will vote on a proposal to approve an amendment to our certificate of incorporation in order to effect a reverse stock split of our common stock at a ratio of one-for-three, one-for-five, or one-for-ten, such ratio and effective date to be determined in the sole discretion of the Board (the “Reverse Stock Split”). It is anticipated that the Reverse Stock Split will be effectuated on or about July 5, 2012. In the event that our stockholders fail to approve the Reverse Stock Split or if our stock price fails to increase above $1.00 per share for a minimum of ten consecutive business days following the Reverse Stock Split, or we fail to meet any of the other listing requirements in the future, we may not be able to maintain our Nasdaq listing, which could have a material adverse effect on the market for and the market price of our common stock.

Results of Operations

Comparison of Fiscal 2012 to Fiscal 2011

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices, and PCs, including via the Internet. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our consolidated statements of operations for fiscal 2012 and 2011 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2012		2011
Net sales before changes in deferred net revenue	$835,896	100.6%	$802,333	120.6%	$33,563	4.2%
Changes in deferred net revenue	(5,055)	(0.6)	(137,075)	(20.6)	132,020	96.3
Consolidated net sales	$830,841	100.0%	$665,258	100.0%	$165,583	24.9%

Fiscal 2012 net sales before changes in deferred net revenue were primarily driven by the release of our owned intellectual property title Saints Row: The Third, WWE '12, and catalog titles (titles released in fiscal years prior to the respective fiscal year).

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

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles for fiscal 2012 and 2011 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/	%
	2012		2011		(Decrease)	Change
New releases	$644,258	77.1%	$604,618	75.4%	$39,640	6.6%
Catalog	191,638	22.9	197,715	24.6	(6,077)	(3.1)
Net sales before changes in deferred net revenue	835,896	100.0%	802,333	100.0%	33,563	4.2
Changes in deferred net revenue	(5,055)		(137,075)		132,020	96.3
Consolidated net sales	$830,841		$665,258		$165,583	24.9%

Net sales of our new releases increased $39.6 million in fiscal 2012 compared to fiscal 2011 primarily due to the release of Saints Row: The Third which shipped significantly more units in fiscal 2012 than Homefront did in fiscal 2011. This increase was partially offset by performance of uDraw which sold fewer units and at lower average net selling prices in fiscal 2012 compared to fiscal 2011.

Net sales of our catalog titles decreased $6.1 million in fiscal 2012 compared to fiscal 2011 primarily due to a decrease in the number of catalog units sold.

Net Sales by Territory

The following table presents our net sales by territory for fiscal 2012 and 2011 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/	%
	2012		2011		(Decrease)	Change
North America	$515,597	61.7%	$524,498	65.4%	$(8,901)	(1.7)%
Europe	247,614	29.6	219,938	27.4	27,676	12.6
Asia Pacific	72,685	8.7	57,897	7.2	14,788	25.5
International	320,299	38.3	277,835	34.6	42,464	15.3
Net sales before changes in deferred net revenue	835,896	100.0%	802,333	100.0%	33,563	4.2
Changes in deferred net revenue	(5,055)		(137,075)		132,020	96.3
Consolidated net sales	$830,841		$665,258		$165,583	24.9%

Net sales in North America decreased $8.9 million in fiscal 2012 compared to fiscal 2011 primarily due to the performance of uDraw which sold fewer units, and at a lower average net selling price, in fiscal 2012 compared to fiscal 2011. The decrease was also due to lower net sales in fiscal 2012 of UFC Undisputed 3 compared to net sales of UFC Undisputed 2010 in fiscal 2011. These decreases were partially offset by net sales of Saints Row: The Third, which shipped significantly more units, and at a slightly higher average net selling price, in fiscal 2012 compared to Homefront in fiscal 2011.

Net sales in Europe increased $27.7 million in fiscal 2012 compared to fiscal 2011. The increase was primarily due to net sales of Saints Row: The Third, which shipped significantly more units in fiscal 2012 compared to Homefront in fiscal 2011. Also contributing to the increase were net sales of Warhammer 40K: Space Marine, which did not have a comparable title released in fiscal 2011. We estimate that changes in foreign currency translation rates during fiscal 2012 increased our reported net sales in this territory by $4.3 million.

Net sales in the Asia Pacific territory in fiscal 2012 increased $14.8 million compared to fiscal 2011 primarily due to net sales of Saints Row: The Third, which shipped significantly more units, and at a higher average net selling price, in fiscal 2012 compared to Homefront in fiscal 2011. We estimate that changes in foreign currency translation rates increased our reported net sales in this territory by $6.1 million during fiscal 2012.

Cost of Sales

Cost of sales increased $216.7 million, or 41.7%, in fiscal 2012 compared to fiscal 2011.  As a percent of net sales, cost of sales increased 10.5 points in fiscal 2012 compared to fiscal 2011.

Cost of Sales - Product Costs (amounts in thousands)

Fiscal Year Ended March 31, 2012	% of net sales	Fiscal Year Ended March 31, 2011	% of net sales	% change
$353,597	42.6%	$272,021	40.9%	30.0%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In fiscal 2012, product costs as a percent of net sales increased 1.7 points compared to fiscal 2011. The increase as a percent of net sales was primarily due to performance of uDraw in fiscal 2012 which had a lower average net selling price and higher product costs per unit compared to fiscal 2011.

Cost of Sales - Software Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2012	% of net sales	Fiscal Year Ended March 31, 2011	% of net sales	% change
$308,051	37.1%	$129,237	19.4%	138.4%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. In fiscal 2012 and fiscal 2011, software amortization and royalties expense included charges associated with title cancellations and impairments totaling $75.3 million and $16.9 million, respectively (see "Note 5 — Licenses and Software Development" in the notes to the consolidated financial statements included in Part II, Item 8 for further information). Excluding these charges, software amortization and royalties expense as a percent of net sales in fiscal 2012 increased 11.1 points compared to fiscal 2011. The increase was primarily due to titles such as Homefront, Red Faction: Armageddon, and Warhammer 40K: Space Marine, that had higher capitalized development costs relative to their net sales in fiscal 2012, compared to the mix of titles included in net sales in fiscal 2011.

Cost of Sales - License Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2012	% of net sales	Fiscal Year Ended March 31, 2011	% of net sales	% change
$74,632	9.0%	$118,287	17.8%	(36.9)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.  Net sales from our licensed properties represented 57% and 73% of our total net sales in fiscal 2012 and 2011, respectively.

In fiscal 2012 and fiscal 2011, license amortization and royalties expense included charges associated with title cancellations and impairments totaling $19.6 million and $36.2 million, respectively (see "Note 5 — Licenses and Software Development" in the notes to the consolidated financial statements included in Part II, Item 8 for further information). Excluding these charges, license amortization and royalties expense as a percent of net sales in fiscal 2012 decreased 5.7 points compared to fiscal 2011. The primary driver of this decrease was the larger mix of net sales from licensed products in the prior year period, which was primarily due to the release of UFC Undisputed 2010 in that period whereas net sales recognized in fiscal 2012 were driven by owned intellectual properties such as Homefront and Saints Row: The Third.

Operating Expenses

Our operating expenses increased $55.3 million, or 19.7% in fiscal 2012 compared to fiscal 2011.

Product Development (amounts in thousands)

Fiscal Year Ended March 31, 2012	% of net sales	Fiscal Year Ended March 31, 2011	% of net sales	% change
$89,526	10.8%	$79,374	11.9%	12.8%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios which are not eligible, or are in a phase of development that is not yet able to be capitalized as part of software development. Product development expense increased $10.2 million in fiscal 2012 compared to fiscal 2011.

Included in fiscal 2012 and 2011 was $12.3 million and $1.7 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 8— Restructuring and Other Charges" in the notes to the consolidated financial statements included in Part II, Item 8).  Excluding these charges, product development expense decreased $0.4 million in fiscal 2012 compared to fiscal 2011. The decrease in fiscal 2012 reflected a reduction in expenditures resulting from our studio closures and a reduction in the number of games under development; these decreases were partially offset by changes in the timing of our development cycles as more of our games during fiscal 2012 were in a phase of development that was not capitalizable to software development compared to fiscal 2011.

Selling and Marketing (amounts in thousands)

Fiscal Year Ended March 31, 2012	% of net sales	Fiscal Year Ended March 31, 2011	% of net sales	% change
$191,669	23.1%	$156,075	23.5%	22.8%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses increased $35.6 million in fiscal 2012 compared to fiscal 2011.

Included in fiscal 2012 and 2011 was $3.2 million and $0.2 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 8— Restructuring and Other Charges" in the notes to the consolidated financial statements included in Part II, Item 8).  Excluding these charges, selling and marketing expenses increased $32.6 million in fiscal 2012 compared to fiscal 2011; this increase was primarily due to promotional efforts supporting the launch of new releases such as Saints Row: The Third, Warhammer 40,000: Space Marine and Red Faction: Armageddon in fiscal 2012.

Excluding the impact of changes in deferred net revenue, to arrive at a net sales basis that most closely relates to our selling and marketing activities in a given period, selling and marketing expenses (excluding cash severance charges and other employee-based costs recorded related to our business realignments) as a percent of net sales increased 3.1 points in fiscal 2012 compared to fiscal 2011. The increase in fiscal 2012 was primarily due to the fiscal 2012 release of uDraw, which had higher levels of marketing support relative to its net sales compared to the uDraw release in fiscal 2011. Additionally, the increase was also due to higher marketing support for catalog titles on lower net sales from catalog titles in fiscal 2012, compared fiscal 2011.

General and Administrative (amounts in thousands)

Fiscal Year Ended March 31, 2012	% of net sales	Fiscal Year Ended March 31, 2011	% of net sales	% change
$48,712	5.9%	$45,356	6.8%	7.4%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. Included in fiscal 2012 and 2011 was $2.3 million and $0.4 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 8— Restructuring and Other Charges" in the notes to the consolidated financial statements included in Part II, Item 8).  Excluding these charges, general and administrative expenses increased $1.4 million in fiscal 2012 compared to fiscal 2011; this increase was primarily due to recoveries of bad debt in the prior fiscal year.

Restructuring

Restructuring charges generally include costs such as, severance and other employee-based charges in excess of standard business practices, costs associated with lease abandonments less estimates of sublease income, charges related to long-lived assets, and costs of other non-cancellable contracts.  In fiscal 2012, restructuring charges and adjustments were $6.8 million. For further information related to our realignment plans and charges and the events and decisions that gave rise to such charges, see "Note 8— Restructuring and Other Charges" in the notes to the consolidated financial statements included in Part II, Item 8. In fiscal 2011, restructuring charges and adjustments were minimal and reflected facility-related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”) and our Credit Agreement and Security Agreement (collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC. For further discussion of the Notes and the Credit Facility, see "Note 9— Debt" in the notes to the consolidated financial statements included in Part II, Item 8.

Interest and other income (expense), net in fiscal 2012 was income of $5.1 million and primarily consisted of foreign currency gains and a gain recognized from the March 2012 sale of our value PC product line. Interest and other income (expense), net for fiscal 2011 was income of $0.5 million and primarily represented foreign currency gains and interest income.

Substantially all interest expense for fiscal 2012 and fiscal 2011 was capitalized to software development.  (See "Note 21 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements included in Item 8 for further discussion of our capitalization of interest expense on our Notes.)

Income Taxes

Income tax expense for fiscal 2012 was $5.5 million compared to $0.9 million in fiscal 2011. Income tax expense in all periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses generated in the U.S.  The increase in income tax expense is primarily due to $3.5 million of valuation allowances recorded in fiscal 2012 for deferred tax assets of entities in foreign jurisdictions which we are closing. Additionally, fiscal 2011 tax expense was offset by a $1.6 million benefit related to the recognition of previously unrecognized tax benefits. The effective tax rate differs significantly from the federal statutory rate primarily due to taxable losses in the U.S., and certain foreign jurisdictions, which are fully offset by a valuation allowance.

Comparison of Fiscal 2011 to Fiscal 2010

Net Sales

Our net sales were principally derived from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including digitally via the Internet, and from sales of uDraw. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our statements of operations for fiscal 2011 and fiscal 2010 (amounts in thousands):

	Fiscal Year Ended March 31,				Increase/ (Decrease)	% Change
	2011		2010
Net sales before changes in deferred net revenue	$802,333	120.6%	$888,652	98.8%	$(86,319)	(9.7)%
Changes in deferred net revenue	(137,075)	(20.6)	10,485	1.2	(147,560)	(1,407.3)
Consolidated net sales	$665,258	100.0%	$899,137	100.0%	$(233,879)	(26.0)%

Fiscal 2011 net sales before changes in deferred net revenue were primarily driven by Homefront, WWE SmackDown vs. Raw 2011, UFC Undisputed 2010, uDraw, and our catalog titles.

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases and catalog titles for fiscal 2011 and fiscal 2010 (amounts in thousands):

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

These decreases in net sales of our new releases were partially offset by net sales in fiscal 2011 of uDraw and games based on new licensed properties such as Barbie: Groom and Glam Pups, Hot Wheels: Track Attack, JEOPARDY!, Pictionary, and Wheel of Fortune.

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

Cost of Sales

Cost of sales decreased $106.5 million, or 17%, in fiscal 2011 compared to fiscal 2010.  This dollar-basis decrease was primarily due to lower product costs and lower software development amortization resulting from the deferral of costs related to the changes in our deferred net revenue.  Also contributing to the dollar-basis decrease was a reduction in the number of units shipped in fiscal 2011 compared to fiscal 2010, primarily of kids' movie-based licensed games.  As a percent of net sales, cost of sales increased 8.5 points in fiscal 2011 compared to fiscal 2010; this increase was primarily due to impairment charges on kids movie-based licenses and higher product costs as a percent of net sales as further discussed below.

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

Partially offsetting the decrease in software development amortization as a percent of net sales were higher title cancellation and impairment charges in fiscal 2011 compared to fiscal 2010. In fiscal 2011 we had charges totaling $9.9 million related to the cancellation of Company of Heroes Online and WWE Online (see "Note 8 — Restructuring and Other Charges" in the notes to the consolidated financial statements included in Item 8) and impairment charges of $7.0 million. In fiscal 2010 we had charges totaling $7.9 million related to titles that were cancelled in connection with the fiscal 2009 realignment plan.

Cost of Sales—License Amortization and Royalties (amounts in thousands)

Fiscal Year Ended March 31, 2011	% of net sales	Fiscal Year Ended March 31, 2010	% of net sales	% change
$118,287	17.8%	$110,503	12.3%	7.0%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.  Also included in license amortization and royalties expense in fiscal 2010 is venture partner expense totaling $14.5 million (see "Note 2 — Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in Item 8 of the fiscal 2011 10-K).  Net sales from our licensed properties, excluding the impact of changes in deferred net revenue, represented 65% and 70% of our total net sales in fiscal 2011 and fiscal 2010, respectively.

Excluding one-time items recorded in fiscal 2010 that netted to a charge of $5.3 million in venture partner expense, and excluding the impact of changes in deferred net revenue and related costs, license amortization and royalties expense would have increased 3.5 points as a percent of net sales in fiscal 2011 compared to fiscal 2010. (See "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements included in Item 8 of the fiscal 2011 10-K for further discussion of the one-time items.)  This increase was primarily due to impairment charges of $30.3 million recorded in the three months ended December 31, 2010.  These impairments resulted from our reevaluation of sales expectations on kids movie-based licensed titles given the recent significant industry-wide slowdown in sales of console titles aimed at children, particularly movie-based kids titles. Also contributing to the increase in license amortization and royalties expense as a percent of net sales in fiscal 2011 compared to fiscal 2010 was a high effective license amortization rate on Megamind in fiscal 2011. These increases were partially offset by a change in our sales mix towards more owned intellectual properties in fiscal 2011 compared to fiscal 2010.

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

Restructuring

Restructuring charges include any of the costs associated with lease abandonments (less estimates of sublease income), write-offs of related long-lived assets due to studio closures, as well as costs of other non-cancellable contracts.  In fiscal 2011, restructuring charges and adjustments were minimal and primarily reflected facility related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment.  For further information related to our restructuring plans and charges and the events and decisions that gave rise to such charges, see "Note 8 — Restructuring and Other Charges" in the notes to the consolidated financial statements included in Item 8.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes ("Notes"). For further discussion of the Notes, see "Note 9 — Debt" in the notes to the consolidated financial statements included in Item 8.

Interest and other income (expense), net for fiscal 2011 was income of $0.5 million and primarily represented foreign currency gains and interest income, as substantially all interest expense for the year was capitalized to software development.  Interest and other income (expense), net for fiscal 2010 was an expense of $2.1 million, which primarily represented $3.8 million in interest expense which was not capitalized, and foreign currency losses, offset by interest income.  (See "Note 21 — Quarterly Financial Data (Unaudited)" in the notes to the consolidated financial statements included in Item 8 for further discussion of our capitalization of interest expense on our Notes.)

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

Liquidity and Capital Resources

Financial Condition

At March 31, 2012, we had working capital of $18.7 million, including cash and cash equivalents of $76.0 million. Included in our working capital is a net reduction of $68.5 million related to the non-cash deferral of revenue, net of related expenses.

During our fiscal year 2012, we made a number of changes to our organization and product lineup. We discontinued a number of titles in our product pipeline that did not fit our strategic objectives, thus reducing future product development expenses. We reduced the number of internal development studios from eleven to five. We exited markets, sold or reconfigured games and product lines that did not meet internal profitability thresholds or were no longer central to our go-forward strategy. We negotiated with our kids' and movie-based licensors to reduce our future license commitments. We reduced costs and headcount in our corporate and global publishing organizations as well as our studios impacted by the changes in our product line-up. In January 2012, we implemented a plan of restructuring in order to better align our operating expenses with the lower expected revenues under the updated strategy. In connection with this realignment, we significantly reduced other future product development expenditures which did not align with our current strategy. The majority of the restructuring was completed by March 31, 2012. We expect remaining severance amounts of $5.0 million to be paid by September 30, 2012. These actions will have reduced headcount by approximately 370 people.

As a result of these strategic initiatives, we recorded charges affecting our operating loss totaling $117.6 million in fiscal 2012. These realignment charges include $6.8 million of costs associated with lease abandonments, write-off of fixed assets, as well as other non-cancellable contracts; non-cash charges of $74.7 million related to the write-off of capitalized software for games that have been cancelled or reconfigured; non-cash charges of $18.4 million related to impairment of licenses in connection with the cancelled games; and $17.8 million in cash charges related to severance and other employee benefits.

With our focused product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games. Although we believe our current business plan is achievable, should we fail to achieve the sales, gross margin levels, and maintain the vendor credit terms we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts (including future product development) to fund our operations, which could result in additional restructuring and impairment charges. However, there is no assurance that we would be able to obtain additional financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. If for any reason our projections do not materialize, we may not be able to comply with the requirements of our credit facility as further discussed below. Our ability to achieve our business plan and anticipated levels of liquidity could also be affected by various risks and uncertainties described in "Part I, Item 1A. Risk Factors."

Sources and Uses of Cash

(Amounts in thousands)	March 31, 2012	March 31, 2011	Change
Cash and cash equivalents	$75,977	$85,603	$(9,626)
Percentage of total assets	19%	11%

	Fiscal Year Ended March 31,
(Amounts in thousands)	2012	2011	Change
Net cash used in operating activities	$(1,511)	$(196,898)	$195,387
Net cash provided by (used in) investing activities	(4,759)	96,987	(101,746)
Net cash used in financing activities	(1,194)	(11,872)	10,678
Effect of exchange rate changes on cash	(2,162)	9,008	(11,170)
Net decrease in cash and cash equivalents	$(9,626)	$(102,775)	$93,149

Generally, our primary sources of internal liquidity are cash and cash equivalents. In addition, as further discussed below, we may elect to sell certain of our eligible North American accounts receivable and we have other external sources of liquidity available to us, including our Credit Facility (as described below). Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, costs of internal software development, and selling and marketing expenses. In fiscal 2012 our cash and cash equivalents decreased $9.6 million, from $85.6 million at March 31, 2011 to $76.0 million at March 31, 2012. The decrease in our cash balance was primarily due to investments in software development, payments of accounts payable and other liabilities, and capital expenditures, offset by collection of accounts receivable from late fourth quarter fiscal 2011 releases. For further information regarding the movement in our cash balance during fiscal 2012, refer to the Consolidated Statement of Cash Flows for that period which is included in Part II, Item 8.

Our business is cyclical and thus our working capital needs are impacted by seasonality, and the timing of new product releases. Cash used in operations tends to be at its highest during the first part of the third fiscal quarter, as we invest heavily in inventory for the holiday buying season. During fiscal 2012, in order to help fund our working capital needs during the holiday season, we borrowed and repaid $52.0 million under our Credit Facility (as discussed below) and we expect to borrow additional amounts during fiscal 2013, as needed. We did not borrow any funds during the three months ended March 31, 2012. In addition, in order to expedite collections on our accounts receivable, we have sold, and expect to continue to sell certain of our accounts receivables from Walmart Stores, Inc. ("Walmart") without recourse, to Wells Fargo Bank, N.A. ("Wells") (as discussed below).

Walmart Purchase Agreement.
In November 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells. The Purchase Agreement gives us the option to sell our Walmart receivables to Wells, at our discretion, and significantly expedite our Walmart receivables collections. Wells will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart. Prior to March 31, 2012, to expedite our receivables collections from Walmart, we sold $8.5 million of accounts receivable under the Purchase Agreement, without recourse, that would have otherwise been collected subsequent to March 31, 2012. In fiscal 2012 we recognized a loss of $0.2 million related to interest on the transaction, which is classified in "Interest and other income (expense), net" in our consolidated statements of operations. We expect to continue to sell our Walmart accounts receivable pursuant to the Purchase Agreement to further expedite collections.

Credit Facility.
On September 23, 2011, we entered into a Credit Agreement and a Security Agreement (collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Credit Facility provides for a $50.0 million revolving facility during its term. During fiscal 2012, the availability under the Credit Facility was increased to $75.0 million for the period from October 1, 2011 through December 14, 2011. The Credit Facility allows up to $10.0 million of the total to be used as a letter of credit subfacility.

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
The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the Notes, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility are currently due and payable and any amount outstanding bears interest at 2.0% above the interest rate otherwise applicable.  In the event availability on the Credit Facility is below 12.5% of the maximum revolver amount of $50.0 million, the Credit Facility would require that we maintain certain financial covenants.  During the year ended March 31, 2012, we had availability in excess of 12.5% and therefore we were not subject to the financial covenants.  In the event the financial covenants become applicable, we would be required to have EBITDA, as defined in the Credit Facility, of $9.8 million for the four quarters ended June 30, 2012. Beginning September 30, 2012, the EBITDA requirements are replaced with a requirement that we maintain an annual fixed charge coverage ratio of 1.1 to 1.0.
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
During the year ended March 31, 2012 we borrowed $52.0 million under the Credit Facility, which was repaid as of December 31, 2011. In fiscal 2012 interest expense was $0.2 million and amortization of debt costs related to the Credit Facility was $0.2 million; these amounts were capitalized as part of in-process software development costs. There were no outstanding borrowings under the Credit Facility as of March 31, 2012.

As of March 31, 2012, we were in compliance with all applicable covenants and requirements in the Credit Facility.

At March 31, 2012, approximately 57% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  We expect to repatriate all or a portion of these funds to the United States, and we may be required to pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the United States, as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.

Cash Flow from Operating Activities.  Cash used in operations was $1.5 million in fiscal 2012 compared to $196.9 million in fiscal 2011. The change in cash flow from operations was primarily due to an increase in collections of receivables related to the timing of releases in the fourth quarter of fiscal 2012 and fiscal 2011 and a decrease in investments in software development and licenses. These changes were partially offset by an increase in cash used for payments of our obligations.

Cash Flow from Investing Activities.  Cash used in investing activities was $4.8 million in fiscal 2012 compared to $97.0 million cash provided by investing activities in fiscal 2011. The change in cash flow from investing activities was primarily due to proceeds from sales and maturities of short-term investments in fiscal 2011.

Cash Flow from Financing Activities.  Cash used in financing activities was $1.2 million in fiscal 2012 compared to $11.9 million in fiscal 2011. The change in cash flow from financing activities was primarily due to the repayment of our secured credit line in fiscal 2011.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates decreased our reported cash balance by $2.2 million.

Key Balance Sheet Accounts

At March 31, 2012, our total current assets were $290.0 million, down from $599.7 million at March 31, 2011. In addition to cash and cash equivalents, our current assets primarily consisted of:

Accounts Receivable. Accounts receivable decreased $145.6 million, from $161.6 million at March 31, 2011 to $16.0 million at March 31, 2012. The decrease was primarily due to lower sales volumes and timing of releases in the fourth quarter of fiscal 2012 and fiscal 2011, as well as expedited collections of receivables under the Purchase Agreement. Accounts receivable allowances were $70.4 million at March 31, 2012, a $17.2 million decrease from $87.6 million at March 31, 2011. Allowances for price protection and returns as a percentage of trailing nine-month net sales, excluding the impact of changes in deferred net revenue, were 8% and 11% at March 31, 2012 and 2011, respectively. The decrease was primarily due to improved sell-through of certain of our recent releases. We believe our current allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory decreased $13.4 million, from $31.9 million at March 31, 2011 to $18.5 million at March 31, 2012. The decrease in inventory was primarily due to the timing of releases. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve-month basis were 14 at March 31, 2012 and 2011, respectively.

Licenses. Our investment in licenses, including the long-term portion, decreased $53.7 million, from $118.2 million at March 31, 2011 to $64.5 million at March 31, 2012. The decrease is due to continued amortization related to sales of licensed products, as well as reductions related to negotiations with four of our kids' licensors which reduced our minimum license guarantees.

Software Development. Capitalized software development, including the long-term portion, decreased $141.9 million, from $272.5 million at March 31, 2011 to $130.6 million at March 31, 2012. The decrease in software development is primarily the result of amortization of released titles, a decrease in spend on software development, and the expensing of previously capitalized costs related to cancelled titles.

Total current liabilities at March 31, 2012, were $271.3 million, down from $379.5 million at March 31, 2011. Current liabilities primarily consisted of:

Accounts Payable. Accounts payable decreased $57.7 million, from $100.6 million at March 31, 2011 to $42.9 million at March 31, 2012. The decrease was primarily due to a decrease in product-related and advertising payables resulting from a lighter release schedule.

Accrued and Other Current Liabilities. Accrued and other current liabilities decreased $54.2 million, from $137.9 million at March 31, 2011 to $83.7 million at March 31, 2012. The decrease was primarily due to payment of obligations.

Our liabilities at March 31, 2012 also consisted of:

Other long-term liabilities. Other long-term liabilities decreased $34.2 million, from $88.0 million at March 31, 2011 to $53.8 million at March 31, 2012. The decrease was primarily due to the negotiations with four of our kids' licensors which reduced our minimum license guarantees, most of which were classified as long-term as of March 31, 2011.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of March 31, 2012 (see "Note 9— Debt" in the notes to the consolidated financial statements in Part II, Item 8).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2012 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
2013	$74,304	$15,634	$14,940	$—	$4,061	$108,939
2014	20,429	4,056	14,088	—	4,062	42,635
2015	14,600	3,093	12,603	100,000	62	130,358
2016	7,651	2,961	7,727	—	—	18,339
2017	7,905	3,025	4,822	—	—	15,752
Thereafter	3,349	5,025	9,842	—	—	18,216
	$128,238	$33,794	$64,022	$100,000	$8,185	$334,239

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of March 31, 2012 are $128.2 million. License commitments in the table above include $59.9 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our March 31, 2012 consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license. Included in the table above in fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017, and thereafter, are advertising commitments of $1.3 million, $2.2 million, $2.3 million, $2.4 million,  $2.5 million, and $4.7 million, respectively, for a total of $15.4 million of advertising commitments that were cancelled in connection with the termination of the license agreement we had with Zuffa to make video games based on their UFC content (see "Note 22 — Subsequent Events" in the notes to the consolidated financial statements included in Part II, Item 8).

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.8 million and $3.1 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our March 31, 2012 consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Licenses and Software

Development" in the notes to the consolidated financial statements included in Part II, Item 8). We expect future sublease rental income under non-cancellable agreements of approximately $2.5 million; this income is not contemplated in the lease commitments shown in the table above. Rent expense was $12.1 million, $13.5 million, and $13.9 million for fiscal years 2012, 2011, and 2010, respectively.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions, we expect to pay $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $12.5 million in interest payments over the remaining term of the Notes (see "Note 9 — Debt" in the notes to the consolidated financial statements included in Part II, Item 8).

(5)
Other.  As discussed more fully in "Note 14 —Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements included in Part II, Item 8, amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our consolidated balance sheet at March 31, 2012 (see "Note 4— Balance Sheet Details" in the notes to the consolidated financial statements included in Part II, Item 8). The remaining other commitments included in the table above are also included as current or long-term liabilities in our March 31, 2012 consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At March 31, 2012, we had $3.8 million of unrecognized tax benefits.  See "Note 16 —Income Taxes" in the notes to the consolidated financial statements included in Part II, Item 8 for further information regarding the unrecognized tax benefits.

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

For further information, see "Note 3 — Accounts Receivable Allowances" in the notes to the consolidated financial statements included in Item 8.

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

Licenses and Software Development Impairment Analysis. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis in connection with the preparation of our financial statements.  In this evaluation, we compare the carrying value of such capitalized costs to their net realizable value, on a product-by-product basis.  The net realizable value is determined using Level 3 inputs, specifically, the estimated future net sales from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and selling and marketing expenses.  Net sales inputs are developed using recent internal sales performance for similar titles, adjusted for current market trends and comparable products. As certain of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. See "Note 5 — Licenses and Software Development" for further information related to license and software development impairments.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which was our quarter ended March 31, 2012. Our adoption did not materially impact our results of operations, financial position or cash flows.

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

Interest Rate Risk

At March 31, 2012, our $76.0 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer-term investments.  The value of these investments may fluctuate with changes in interest rates; however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in fiscal 2012 was $0.5 million and is included in "Interest and other income (expense), net" in our consolidated statements of operations.

At March 31, 2012, we had no outstanding balances under the Credit Facility.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and are exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly Australian Dollars ("AUD"), Euros ("EUR"), and Great British Pounds ("GBP"), which may result in a gain or loss of earnings to us. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates. Throughout the year, we frequently monitor the volatility of the AUD, EUR, and GBP (and all other applicable currencies).

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During fiscal 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At March 31, 2012, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $92.2 million with a fair value that approximates zero. The contracts consisted primarily of AUD, CAD, EUR, and GBP. The net gain recognized from these contracts during fiscal 2012 was $0.8 million and is included in "Interest and other income (expense), net" in our consolidated statements of operations.

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

The counterparties to these forward contracts are credit-worthy multinational commercial or investment banks. The risks of counterparty non-performance associated with these contracts are not considered to be material. Notwithstanding our efforts to manage foreign currency exchange risks, there can be no assurances that our mitigating or hedging activities will adequately protect us against the risks associated with foreign currency fluctuations.

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $32.6 million and an increase in reported loss from continuing operations before income taxes of approximately $0.2 million for fiscal 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $21.8 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 8. Consolidated Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, consolidated financial statements and notes to consolidated financial statements follow below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.,

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of THQ Inc. and subsidiaries (the "Company") as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, total equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of THQ Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
June 8, 2012

THQ INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$75,977	$85,603
Accounts receivable, net of allowances	15,994	161,574
Inventory	18,485	31,905
Licenses	21,927	32,869
Software development	105,220	222,631
Deferred income taxes	5,732	8,200
Income taxes receivable	687	—
Prepaid expenses and other current assets	46,011	56,908
Total current assets	290,033	599,690
Property and equipment, net	22,132	28,960
Licenses, net of current portion	42,594	85,367
Software development, net of current portion	25,348	49,858
Deferred income taxes	—	516
Other long-term assets, net	12,687	10,014
TOTAL ASSETS	$392,794	$774,405

LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$42,905	$100,550
Accrued and other current liabilities	83,693	137,922
Deferred revenue, net	144,686	141,060
Total current liabilities	271,284	379,532
Other long-term liabilities	53,837	88,042
Convertible senior notes	100,000	100,000
Commitments and Contingencies (see Note 19)

Stockholders' (deficit) equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of March 31, 2012; 68,512,885 and 68,300,482 shares issued and outstanding as of March 31, 2012 and March 31, 2011, respectively	685	683
Additional paid-in capital	525,677	520,797
Accumulated other comprehensive income	16,026	17,560
Accumulated deficit	(574,715)	(332,209)
Total stockholders' (deficit) equity	(32,327)	206,831
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$392,794	$774,405

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Fiscal Year Ended March 31,
	2012	2011	2010
Net sales	$830,841	$665,258	$899,137
Cost of sales:
Product costs	353,597	272,021	318,590
Software amortization and royalties	308,051	129,237	196,956
License amortization and royalties	74,632	118,287	110,503
Total cost of sales	736,280	519,545	626,049

Gross profit	94,561	145,713	273,088
Operating expenses:
Product development	89,526	79,374	87,233
Selling and marketing	191,669	156,075	131,954
General and administrative	48,712	45,356	57,879
Restructuring	6,803	602	5,671
Total operating expenses	336,710	281,407	282,737

Operating loss	(242,149)	(135,694)	(9,649)
Interest and other income (expense), net	5,143	524	(2,056)
Loss from continuing operations before income taxes	(237,006)	(135,170)	(11,705)
Income tax expense	5,500	928	247
Loss prior to allocation of noncontrolling interest	(242,506)	(136,098)	(11,952)
Loss attributable to noncontrolling interest	—	—	2,935
Net loss attributable to THQ Inc.	$(242,506)	$(136,098)	$(9,017)

Loss per share attributable to THQ Inc. — basic	$(3.55)	$(2.00)	$(0.13)

Loss per share attributable to THQ Inc. — diluted	$(3.55)	$(2.00)	$(0.13)

Shares used in per share calculation — basic	68,369	67,910	67,522
Shares used in per share calculation — diluted	68,369	67,910	67,522

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(Amounts in thousands, except share data)

Fiscal Years Ended March 31, 2010, 2011 and 2012

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount
Balance at March 31, 2009	67,471,659	$675	$495,851	$(2,392)	$(187,094)	$3,198	$310,238
Exercise of options	121,714	1	554	—	—	—	555
Issuance of restricted stock, net	(16,836)	—	(157)	—	—	—	(157)
Issuance of ESPP shares	134,928	1	616	—	—	—	617
Conversion of stock unit awards	43,328	—	(133)	—	—	—	(133)
Cancellation of restricted stock	(24,841)	—	—	—	—	—	—
Stock-based compensation	—	—	11,150	—	—	—	11,150
Taxes related to stock options	—	—	4,041	—	—	—	4,041
Comprehensive loss:
Net loss	—		—	—	(9,017)	(2,935)	(11,952)
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	8,978	—	—	8,978
Unrealized gain on investments, net of tax of $1.0 million	—	—	—	1,681	—	—	1,681
Reclassification of loss on investments included in net loss, net of tax of $0.2 million	—	—	—	(400)	—	—	(400)
Comprehensive income (loss)	—	—	—	10,259	(9,017)	(2,935)	(1,693)
Balance at March 31, 2010	67,729,952	$677	$511,922	$7,867	$(196,111)	$263	$324,618
Exercise of options	114,990	1	509	—	—	—	510
Issuance of ESPP shares	286,732	3	864	—	—	—	867
Conversion of stock unit awards	176,870	2	(449)	—	—	—	(447)
Cancellation of restricted stock	(8,062)	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	8,642	—	—	—	8,642
Taxes related to stock options	—	—	(666)	—	—	—	(666)
Sale of non controlling interest	—	—	—	—	—	(263)	(263)
Comprehensive income (loss):
Net loss	—	—	—	—	(136,098)	—	(136,098)
Other comprehensive income (loss)
Foreign currency translation gain	—	—	—	10,231	—	—	10,231
Unrealized gain on investments, net of tax of $0.3 million	—	—	—	2,184	—	—	2,184
Reclassification of gain on investments included in net loss, net of tax of $0.1 million	—	—	—	(2,722)	—	—	(2,722)
Comprehensive income (loss)	—	—	—	9,693	(136,098)	—	(126,405)
Balance at March 31, 2011	68,300,482	$683	$520,797	$17,560	$(332,209)	$—	$206,831
Exercise of options	5,390	—	21	—	—	—	21
Issuance of ESPP shares	105,760	1	47	—	—	—	48
Conversion of stock unit awards	101,253	1	(69)	—	—	—	(68)
Stock-based compensation	—	—	5,021	—	—	—	5,021
Taxes related to stock options	—	—	(140)	—	—	—	(140)
Comprehensive income (loss):
Net loss	—	—	—	—	(242,506)	—	(242,506)
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	(1,506)	—	—	(1,506)
Unrealized loss on investments, net of tax of $17,000	—	—	—	(28)	—	—	(28)
Comprehensive income (loss)	—	—	—	(1,534)	(242,506)	—	(244,040)
Balance at March 31, 2012	68,512,885	$685	$525,677	$16,026	$(574,715)	$—	$(32,327)

See notes to consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended March 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss prior to allocation of noncontrolling interest	$(242,506)	$(136,098)	$(11,952)
Adjustments to reconcile net loss prior to allocation of noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	10,217	11,474	13,592
Amortization of licenses and software development(1)	361,124	257,184	241,240
Loss on disposal of property and equipment	666	24	780
Restructuring charges	6,803	602	5,671
Changes in deferred net revenue and related expenses	(1,263)	68,557	(5,023)
Amortization of debt issuance costs	187	785	529
Amortization of interest	—	808	818
Gain on investments	(1,795)	(3,007)	(797)
Stock-based compensation(2)	5,762	9,115	11,883
Deferred income taxes	3,151	(741)	2,532
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	141,253	(115,653)	23,460
Inventory	12,134	(17,223)	12,245
Licenses	(50,156)	(67,744)	(41,809)
Software development	(171,326)	(235,434)	(183,610)
Prepaid expenses and other current assets	12,123	(8,335)	12,009
Accounts payable	(55,696)	57,658	(789)
Accrued and other liabilities	(29,209)	(24,642)	(41,894)
Deferred net revenue	(716)	933	—
Income taxes	(2,264)	4,839	(5,500)
Net cash provided by (used in) operating activities	(1,511)	(196,898)	33,385

INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	151,565	25,776
Proceeds from sales and maturities of trading investments	—	22,775	8,000
Purchases of available-for-sale investments	—	(64,781)	(96,559)
Other long-term assets	1,850	(224)	147
Acquisitions, net of cash acquired	—	—	(840)
Purchases of property and equipment	(6,609)	(12,348)	(6,308)
Net cash provided by (used in) investing activities	(4,759)	96,987	(69,784)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	70	1,377	1,174
Payment of debt issuance costs	(1,264)	—	(3,646)
Proceeds from issuance of convertible senior notes	—	—	100,000
Borrowings on secured credit lines	52,000	—	2,500
Payment of secured credit lines	(52,000)	(13,249)	(13,610)
Net cash provided by (used in) financing activities	(1,194)	(11,872)	86,418
Effect of exchange rate changes on cash	(2,162)	9,008	6,501
Net increase (decrease) in cash and cash equivalents	(9,626)	(102,775)	56,520
Cash and cash equivalents — beginning of period	85,603	188,378	131,858
Cash and cash equivalents — end of period	$75,977	$85,603	$188,378
Supplemental cash flow information:
Cash paid during the period for income taxes	$4,627	$3,745	$12,580
Cash paid during the period for interest, net of amounts capitalized(3)	$—	$26	$2,876
________________________________

(1)	Amounts exclude amortization of capitalized stock-based compensation expense.

(2)	Amounts include the net effects of capitalization and amortization of stock-based compensation expense.

(3)
Cash paid during the period for interest is presented net of amounts capitalized of $5.4 million, $5.0 million, and zero, in fiscal 2012, fiscal 2011, and fiscal 2010, respectively (see "Note 21 - Quarterly Financial Data (Unaudited)").

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

Our titles span multiple categories, including action, adventure, fighting, role-playing, simulation, and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to mass market.  Our portfolio of key franchises currently includes:

•
games based on our owned intellectual properties including Company of Heroes, Darksiders, Homefront, inSANE, and Saints Row; and new properties in development by Patrice Désilets and Turtle Rock Studio, and

•	core games based on licensed properties including Games Workshop's Warhammer 40,000 universe, Metro, and World Wrestling Entertainment ("WWE").

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

Our global sales network includes offices throughout North America, Europe and Australia. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games digitally via the Internet and through high-end wireless devices, such as the iPhone, iTouch and iPad, as well as wireless devices run on the Google Android and Windows Mobile platforms.

In January 2011, we sold certain wireless carrier contracts and one of our wholly-owned subsidiaries that had been involved in publishing and developing a portion of our content sold on legacy wireless platforms for an insignificant gain.  We are continuing our investment in the wireless platforms with the carrier contracts retained, focusing on the development of games for use in products based on the Apple iOS, Google Android and Microsoft Windows Mobile operating systems. In March 2012, we sold certain assets and liabilities, including the rights to distribute certain titles from our portfolio of value PC products, for a small gain.

At March 31, 2012, we had working capital of $18.7 million, including cash and cash equivalents of $76.0 million. Included in our working capital is a net reduction of $68.5 million related to the non-cash deferral of revenue, net of related expenses. During the year ended March 31, 2012, we made a number of changes to our organization and product lineup. We discontinued a number of titles in our product pipeline that did not fit our strategic objectives, thus reducing future product development expenses. We reduced the number of internal development studios from eleven to five. We exited markets, sold or reconfigured games and product lines that did not meet internal profitability thresholds or were no longer central to our go-forward strategy. We negotiated with our kids' and movie-based licensors to reduce our future license commitments. We reduced costs and headcount in our corporate and global publishing organizations as well as our studios impacted by the changes in our product line-up. In January 2012, we implemented a plan of restructuring in order to better align our operating expenses with the lower expected revenues under the updated strategy. In connection with this realignment, we significantly reduced other future product development expenditures which did not align with our current strategy. The majority of the restructuring was completed by March 31, 2012. We expect remaining severance amounts of $5.0 million to be paid by September 30, 2012. These actions will have reduced headcount by approximately 370 people. With our focused product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games.

Although we believe our current business plan is achievable, should we fail to achieve the sales, gross margin levels, and maintain the vendor credit terms we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts (including future product development) to fund our operations, which could result in additional restructuring and impairment charges. However, there is no assurance that we would be able to obtain additional financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. In addition, if for any reason our projections do not materialize, we may not be able to comply with the requirements of our credit and debt facilities (see "Note 9 — Debt" ).

2. Summary of Significant Accounting Policies

Principles of Consolidation. Our consolidated financial statements include the accounts of THQ Inc. and our wholly-owned subsidiaries. The results of operations for acquired companies have been included in our consolidated statements of operations beginning on the closing date of acquisition. All material intercompany balances and transactions have been eliminated in consolidation. Our consolidated financial statements also include the THQ / JAKKS Pacific LLC ("LLC") joint venture, which was comprised of THQ and JAKKS Pacific, Inc. ("Jakks"), through December 31, 2009, the date the LLC was dissolved (see "Note 14 — Joint Venture and Settlement Agreements").

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

Fiscal Year.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the fiscal years ended March 31, 2012 , 2011, and 2010 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Year ended March 31, 2012 ("fiscal 2012")	52 weeks	March 31, 2012
Year ended March 31, 2011 ("fiscal 2011")	52 weeks	April 2, 2011
Year ended March 31, 2010 ("fiscal 2010")	53 weeks	April 3, 2010

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

Foreign Currency Translation.  Assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Translation gains or losses are shown as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses result from exchange rate changes for transactions denominated in currencies other than the functional currency and are included in "Interest and other income (expense), net" in our consolidated statements of operations. For fiscal 2012, foreign currency transaction gains were $2.3 million, compared to a gain of $0.3 million and a loss of $1.1 million in fiscal 2011 and 2010, respectively.

Cash, Cash Equivalents and Investment Securities.  We consider all money market funds and highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments designated as trading securities are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses recognized in earnings. Investments designated as available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of our available-for-sale securities are excluded from earnings and reported as a component of accumulated other comprehensive income. Additionally, we assess whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded as "Interest and other income (expense), net" in our consolidated statements of operations.

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

For further information, see "Note 3— Accounts Receivable Allowances."

Concentrations of Credit Risk.  Financial instruments which potentially subject us to concentration of credit risk generally consist principally of cash and cash equivalents, short-term investments, accounts receivable, and long-term investments. We place cash and cash equivalents and short-term investments with high credit-quality financial institutions and limit the amount of credit exposure to any one financial institution. We believe the risk related to cash and cash equivalents, and accounts receivable is not material due to the short-term nature of such assets.

Most of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may maintain individually significant receivable balances with such mass merchandisers and national retailers. We perform ongoing credit evaluations of our customers, maintain an allowance for potential credit losses, and most of our foreign receivables are covered by credit insurance. As of March 31, 2012 and 2011, 15% of our gross accounts receivable outstanding was with one major customer. Excluding changes in deferred net revenue, which do not impact our cash collections, our largest single customer accounted for 17%, 18%, and 17% of our gross sales in fiscal 2012, fiscal 2011, and fiscal 2010, respectively; and our second largest customer accounted for 10%, 13%, and 15% of our gross sales in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

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

Software Development.  We utilize both internal development teams and third-party software developers to develop our software. We capitalize software development costs once technological feasibility is established and we determine that such costs are recoverable against future net sales. We evaluate technological feasibility on a product-by-product basis. For products where proven game engine technology exists, the establishment of technological feasibility may occur early in the development cycle. Once technological feasibility is established, we capitalize the milestone payments made to third-party software developers and the direct payroll and overhead costs for our internal development teams. Amounts related to software development for which technological feasibility is not yet met are charged as incurred to “Product development” expense in our consolidated statements of operations. Commencing upon product release, capitalized software development costs are amortized to "Cost of sales — Software amortization and royalties" in our consolidated statements of operations based on the ratio of current gross sales to total projected gross sales. In addition, we have established profit based internal royalty programs that provide for certain of our employees to participate in the success of software titles that they assist in developing after the titles achieve certain internal profit targets. Royalties earned by employees under this program are recorded as "Cost of sales — Software amortization and royalties" as they are incurred.

Licenses and Software Development Impairment Analysis. We evaluate the future recoverability of our capitalized licenses and software development on a quarterly basis in connection with the preparation of our financial statements.  In this evaluation, we compare the carrying value of such capitalized costs to their net realizable value, on a product-by-product basis.  The net realizable value is determined using Level 3 inputs, specifically, the estimated future net sales from the product, reduced by the estimated future direct costs associated with the product such as completion costs, cost of sales and selling and marketing expenses.  Net sales inputs are developed using recent internal sales performance for similar titles, adjusted for current market trends and comparable products. As certain of our licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder's continued promotion and exploitation of the intellectual property. See "Note 5 — Licenses and Software Development" for further information related to license and software development impairments.

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

Digital and Wireless Revenue: We recognize digital and wireless revenue principally from the sale or subscription of our products to consumers under agreements with digital distributors and wireless carriers. That revenue is recognized once fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. In accordance with the agreements, the digital distributors and wireless carriers are responsible for billing, collecting and remitting our revenue to us. We recognize as net sales, the amount reported to us by the digital distributors and wireless carriers, net of any distribution, service or other fees earned and deducted by the digital distributors and wireless carriers. Our digital distributors and wireless carriers provide us with monthly or quarterly statements of sales data within 10 to 45 days following the end of each period; we recognize this revenue when it is known or estimable.

Shipping and Handling.  Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "Cost of sales — product costs" in our consolidated statements of operations.

Advertising.  Advertising and sales promotion costs are generally expensed as incurred, except for television airtime and print media costs associated with media campaigns, which are deferred and charged to expense in the period the airtime or advertising space is used for the first time. We engage in co-operative advertising with some of our retail channel partners. We accrue the associated costs when net sales are recognized and such amounts are included in selling and marketing expense if there is a separate identifiable benefit for which we can reasonably estimate the fair value of the benefit identified; otherwise, they are recognized as a reduction of net sales. Advertising costs, included in "Selling and marketing" expense in our consolidated statements of operations, for fiscal 2012, 2011 and 2010 are $105.6 million, $78.0 million, and $69.7 million, respectively.

Other Intangible Assets.  Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in "Other long-term assets, net," except licenses and software development, which are reported separately in our consolidated balance sheets. Other than licenses and software development, we did not have any other net intangible asset balances at March 31, 2012 and 2011. As of March 31, 2010 all identifiable intangible assets, other than licenses and software development, were fully amortized. Finite-lived other intangible assets were amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from one and one-half to ten years and were assessed for impairment whenever events or changes in circumstances indicated that their carrying amount may not have been recoverable.

Stock-based compensation.  We estimate the fair value of stock options and our employee stock purchase plan on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including the expected volatility of our common stock and an option's expected life. The fair value of our restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date. The amount of expense recognized represents the expense associated with the stock-based awards we expect to ultimately vest based upon an estimated rate of forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. As a result, the financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

Capitalization of interest expense. We capitalize interest expense related to in-process software development costs.  Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize capitalized interest to "Cost of sales — Software amortization and royalties" as part of the software development costs; see "Note 9 — Debt." We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 21 — Quarterly Financial Data (Unaudited)" for a discussion of the impact of this change.

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

Basic and Diluted Loss Per Share.  Basic loss per share is computed as net loss attributable to THQ Inc. divided by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, stock-based awards, purchase opportunities under our employee stock purchase plan, and the conversion of our convertible senior notes. On August 4, 2009, we issued $100.0 million 5% convertible senior notes ("Notes"); see "Note  9 — Debt." Under the provisions of the if-converted method, the Notes are assumed to have been converted at the beginning of the respective period or at the time of issuance if later, and are included in the denominator of the diluted calculation. The after-tax interest expense, amortization of previously capitalized interest expense, and amortization of debt issuance costs in connection with the Notes are added back to the numerator of the diluted calculation. However, the if-converted amounts are only included in the numerator and denominator of the diluted calculation if the result of the if-converted calculation is dilutive.

Recently Issued Accounting Pronouncements. In fiscal 2012, we did not have any material changes to our significant accounting policies.

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

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which was our quarter ended March 31, 2012. Our adoption did not materially impact our results of operations, financial position or cash flows.

3. Accounts Receivable Allowances

Accounts receivable allowances at March 31, 2012, 2011 and 2010 consisted of the following (amounts in thousands):

	Balance at Beginning of Period	Provisions(1)	Deductions(1)	Balance at End of Period
Year Ended March 31, 2012
Allowance for price protection and returns	$73,032	$154,102	$(167,659)	$59,475
Allowance for co-op advertising	11,479	32,777	(36,457)	7,799
Allowance for doubtful accounts and other	3,044	1,087	(1,015)	3,116
Total	$87,555	$187,966	$(205,131)	$70,390
Year Ended March 31, 2011
Allowance for price protection and returns	$69,126	$142,830	$(138,924)	$73,032
Allowance for co-op advertising	6,668	28,594	(23,783)	11,479
Allowance for doubtful accounts and other	1,750	(1,621)	2,915	3,044
Total	$77,544	$169,803	$(159,792)	$87,555
Year Ended March 31, 2010
Allowance for price protection and returns	$75,312	$139,121	$(145,307)	$69,126
Allowance for co-op advertising	13,327	28,758	(35,417)	6,668
Allowance for doubtful accounts and other	12,394	118	(10,762)	1,750
Total	$101,033	$167,997	$(191,486)	$77,544

(1) Provisions and deductions of “Allowance for doubtful accounts and other” includes recoveries of previously written off accounts receivables.

4. Balance Sheet Details

Inventory.  Inventory at March 31, 2012 and 2011 consisted of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Finished goods	$16,860	$28,515
Components	1,625	3,390
Inventory	$18,485	$31,905

Inventory balances at March 31, 2012 and 2011 are net of reserves of $21.1 million and $1.9 million, respectively. The inventory reserve balance at March 31, 2012 consists primarily of reserves related to our uDraw GameTablet ("uDraw").

Prepaid expenses and other current assets. Prepaid expenses and other current assets at March 31, 2012 and 2011 primarily consisted of product costs totaling $33.4 million and $32.0 million, respectively, that were deferred in connection with the deferral of related net revenue. Also included in prepaid expenses and other current assets at March 31, 2012 and 2011 were product prepayments of $1.1 million and $4.5 million, respectively.

Property and equipment, net.  Property and equipment, net at March 31, 2012 and 2011 consisted of the following (amounts in thousands):

	Useful lives	March 31, 2012	March 31, 2011
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	53,624	60,254
Furniture, fixtures and equipment	5 yrs	7,570	8,880
Leasehold improvements	3-6 yrs	13,005	15,999
Automobiles	2-5 yrs	87	88
		75,417	86,352
Less: accumulated depreciation		(53,285)	(57,392)
Property and equipment, net		$22,132	$28,960

Depreciation expense associated with property and equipment amounted to $10.2 million, $11.5 million and $12.8 million for fiscal 2012, 2011 and 2010, respectively.

Accrued and other current liabilities.  Accrued and other current liabilities at March 31, 2012 and 2011 consisted of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Accrued liabilities	$13,345	$33,175
Settlement payment	4,000	6,000
Accrued compensation	13,117	20,093
Accrued third-party software developer milestones	15,201	22,951
Accrued royalties	38,030	55,703
Accrued and other current liabilities	$83,693	$137,922

In the quarter ended March 31, 2012, we entered into agreements with four of our kids' licensors that resulted in a $32.3 million reduction of our minimum license guarantees. From the balances at December 31, 2011, these negotiations reduced "Accrued royalties" (included within "Accrued and other current liabilities") by $14.3 million and "Minimum license guarantees" (included within "Other long-term liabilities") by $18.0 million.

Other long-term liabilities.  Other long-term liabilities at March 31, 2012 and 2011 consisted of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Minimum license guarantees	$36,405	$69,209
Deferred rent	6,667	7,517
Accrued liabilities	7,127	4,215
Settlement payment	3,638	7,101
Other long-term liabilities	$53,837	$88,042

Settlement payments included in the tables above are payable to JAKKS Pacific, Inc. ("Jakks"). A portion of the settlement payment due to Jakks is reflected in "Accrued and other current liabilities" and a portion is reflected in "Other long-term liabilities" in our consolidated balance sheets at the present value of the consideration payable under the agreement between THQ and Jakks.  See "Note 14 — Joint Venture and Settlement Agreements" for a discussion of the Jakks settlement payments.

5. Licenses and Software Development

Licenses. At March 31, 2012 and 2011, the net carrying value of our licenses was $64.5 million and $118.2 million, respectively, and was reflected as “Licenses” and “Licenses, net of current portion” in our consolidated balance sheets. At March 31, 2012, all minimum license commitments are reflected in our consolidated balance sheet. License amortization and royalties expense in fiscal 2012 included a $16.0 million charge related to the abandonment of a license for an unannounced game that was cancelled in connection with a studio closure (see "Note 8 — Restructuring and Other Charges").

Software Development. At March 31, 2012 and 2011, the net carrying value of our software development was $130.6 million and $272.5 million, respectively, and was reflected as “Software development” and “Software development, net of current portion” in our consolidated balance sheets. At March 31, 2012 we had commitments of $68.3 million that are not reflected in our consolidated balance sheet due to remaining performance obligations of the external developers. Software amortization and royalties expense in fiscal 2012 and fiscal 2011 included charges of $74.7 million and $9.9 million, respectively, related to write-offs of capitalized software development for titles that were cancelled or reconfigured in relation to our realignment plans (see "Note 8 — Restructuring and Other Charges").

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

In fiscal 2012, related to our impairment analysis, we had a license impairment charge of $1.2 million related to one of our licenses. Additionally, in the fourth quarter of fiscal 2012, we entered into agreements with four of our kids' licensors that resulted in reductions to the carrying value of our licenses, software development, and accrued royalties of $28.9 million, $5.7 million, and $32.3 million, respectively, as well as the recognition of a net charge of $2.4 million recorded in "Cost of sales — License amortization and royalties" expense in our consolidated statement of operations (see "Note 8 — Restructuring and Other Charges"). In fiscal 2011 we had license impairment charges of $36.2 million.

In fiscal 2012 and fiscal 2011 we recorded software development impairment charges of $0.6 million and $7.0 million, respectively.

6. Other Intangible Assets

Intangible assets include licenses, software development and other intangible assets. Intangible assets are included in "Other long-term assets, net," except licenses and software development, which are reported separately in our consolidated balance sheets. Other than licenses and software development, we did not have any other net intangible asset balances at March 31, 2012 and 2011. Amortization of other intangible assets for fiscal 2012 and 2011 was zero, and was $0.8 million for fiscal 2010. Additionally in fiscal 2010, we recognized $2.9 million of restructuring charges related to the write-off of intangible assets related to our fiscal 2009 realignment plan.

7. Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  In fiscal 2012 the pre-tax unrealized holding loss related to our investment in Yuke's was $45,000 and in fiscal 2011 the pre-tax unrealized holding loss was $0.9 million.  As of March 31, 2012, the inception-to-date unrealized holding gain on our investment in Yuke's was $1.5 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our consolidated balance sheets.

Other long-term assets as of March 31, 2012 and 2011 consisted of the following (amounts in thousands):

	March 31, 2012	March 31, 2011
Investment in Yuke's	$4,641	$4,686
Deferred financing costs	1,510	2,146
Other	6,536	3,182
Total other long-term assets	$12,687	$10,014

8. Restructuring and Other Charges

Restructuring charges and adjustments are recorded as "Restructuring" expenses in our consolidated statements of operations and generally include costs such as, severance and other employee-based charges in excess of standard business practices, costs associated with lease abandonments (less estimates of sublease income), charges related to long-lived assets, and costs of other non-cancellable contracts.

Fiscal 2012 Fourth Quarter Realignment and other associated charges. On January 26, 2012, we initiated a plan of restructuring in connection with our updated business strategy in order to better align our operating expenses with the lower expected future revenue. The following table summarizes the components and activity under the fiscal 2012 fourth quarter realignment, classified as "Restructuring" in our consolidated statements of operations, for fiscal 2012, and the related restructuring reserve balances (amounts in thousands):

	Fiscal Year Ended March 31, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$—	$—	$—
Charges to operations	561	589	1,150
Non-cash write-offs	—	(589)	(589)
Cash payments, net of sublease income	(77)	—	(77)
Foreign currency and other adjustments	52	—	52
Ending balance	$536	$—	$536

In connection with these actions, in fiscal 2012, we incurred charges of $6.3 million related to cash severance and other employee-based charges (recorded within operating expenses in our consolidated statements of operations).

During the fourth quarter of fiscal 2012, the revised strategy led to a re-evaluation of our future product line-up. This re-evaluation resulted in various decisions which impacted our financial results. Our decision to cancel one title in development and a change in development direction of another resulted in non-cash charges of $52.6 million related to the abandonment of capitalized software development (recorded within "Cost of sales — Software development amortization" in our consolidated statements of operations). This led to additional cash severance and employee related charges of $2.1 million due to corresponding staff reductions (recorded within operating expenses in our consolidated statements of operations). In addition, we recorded a gain of $1.6 million related to the sale of various assets and liabilities related to our value PC products (recorded within "Interest and other income (expense), net" in our consolidated statements of operations). Finally, we completed negotiations with four of our kids' licensors, which resulted in reductions to the carrying value of our licenses, software development, and accrued royalties of $28.9 million, $5.7 million, and $32.3 million, respectively, as well as the recognition of a net charge of $2.4 million recorded in "Cost of sales

— License amortization and royalties" expense in our consolidated statements of operations. These fiscal 2012 fourth quarter actions will have reduced headcount by approximately 370 people. We do not expect any significant future charges under the fiscal 2012 fourth quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 Third Quarter Realignment. In the third quarter of fiscal 2012, we announced weaker-than-expected initial sales of uDraw. This resulted in a reduction of approximately 30 people from our Kids, Family and Casual staff and the cancellation of three titles. In connection with these actions we incurred $1.5 million of cash severance and other employee-based charges (recorded within operating expenses in our consolidated statements of operations) and charges of $3.0 million related to cancelled titles in development (recorded within "Cost of sales — Software development amortization" in our consolidated statements of operations). We do not expect any significant future charges under the fiscal 2012 third quarter realignment.

Fiscal 2012 Second Quarter Realignment. On August 9, 2011, we announced a plan to realign our internal studio development teams and video games in development in order to better match our resources with our target portfolio of interactive entertainment and continue our transition away from traditional console games based on licensed kids' titles and movie entertainment properties.  Under this plan, we closed two studios in Australia and eliminated a game development team at one additional studio. We also cancelled two unannounced titles at these locations that were no longer in line with our strategic business priorities. These actions resulted in a reduction of approximately 200 people on our product development staff. The following table summarizes the components and activity under the fiscal 2012 second quarter realignment, classified as "Restructuring" in our consolidated statements of operations, for fiscal 2012, and the related restructuring reserve balances (amounts in thousands):

	Fiscal Year Ended March 31, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$—	$—	$—
Charges to operations	3,094	1,002	4,096
Non-cash write-offs	—	(1,002)	(1,002)
Cash payments, net of sublease income	(1,112)	—	(1,112)
Foreign currency and other adjustments	359	—	359
Ending balance	$2,341	$—	$2,341

Additionally, in connection with these actions, in fiscal 2012, we incurred charges of $4.3 million, respectively, related to estimates of cash severance and other employee-based charges (recorded within operating expenses in our consolidated statements of operations). In fiscal 2012 we incurred charges of $19.1 million, related to the cancellation of two unannounced titles in development at these studios (recorded within "Cost of sales — Software development amortization" in our consolidated statements of operations). In fiscal 2012, we also incurred gains of $2.0 million related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our consolidated statements of operations). Additionally, in fiscal 2012, we incurred a $16.0 million charge for an abandoned license (inclusive of $11.0 million in cash charges; all of which are recorded within "Cost of sales — License amortization and royalties" in our consolidated statements of operations). We do not expect any future charges under the fiscal 2012 second quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 First Quarter Realignment. In the first quarter of fiscal 2012, we announced the closure of our studio located in the U.K. as we continued to refine our video game line-up and utilize studio locations in more cost effective markets. The following table summarizes the components and activity under the fiscal 2012 first quarter realignment, classified as "Restructuring" in our consolidated statements of operations, for fiscal 2012, and the related restructuring reserve balances (amounts in thousands):

	Fiscal Year Ended March 31, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$—	$—	$—
Charges to operations	634	117	751
Non-cash write-offs	—	(117)	(117)
Cash payments, net of sublease income	(181)	—	(181)
Foreign currency and other adjustments	132	—	132
Ending balance	$585	$—	$585

Additionally, in connection with the U.K. studio closure, in fiscal 2012, we incurred $1.7 million of cash severance and other employee-based charges related to the notification to employees of position eliminations (recorded within operating expenses in our consolidated statements of operations). In fiscal 2012, we also incurred a $1.6 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our consolidated statements of operations). We do not expect any future charges under the fiscal 2012 first quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 Fourth Quarter Realignment. In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models. This resulted in a change to our staffing plans to better address peak service periods, as well as to better utilize shared services and more cost-effective locations. The following table summarizes the components and activity under the fiscal 2011 fourth quarter realignment, classified as "Restructuring" in our consolidated statements of operations, for fiscal 2012, and the related restructuring reserve balances (amounts in thousands):

	Fiscal Year Ended March 31, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$41	$—	$41
Charges to operations	405	90	495
Non-cash write-offs	—	(90)	(90)
Cash payments, net of sublease income	(320)	—	(320)
Foreign currency and other adjustments	195	—	195
Ending balance	$321	$—	$321

Since the inception of the fiscal 2011 fourth quarter realignment through March 31, 2012, total restructuring charges amounted to $0.6 million.

Additionally, in connection with this change, in fiscal 2012, we incurred charges of $1.8 million related to estimates of cash severance and other employee-based charges (recorded within operating expenses in our consolidated statements of operations), as well as a $0.5 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our consolidated statements of operations). In fiscal 2011 we incurred $1.3 million of cash severance charges related to the elimination of positions (recorded within operating expenses in our consolidated statements of operations) and $76,000 of lease and other contract termination charges (recorded within "Restructuring" in our consolidated statement of operations). We do not expect any future charges under the fiscal 2011 fourth quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 Third Quarter Realignment.  In the third quarter of our fiscal 2011, we reevaluated our strategy of adapting certain Western content for free-to-play online games in Asian markets.  As a result, we cancelled two games, eliminated certain positions, and closed our Korean support office. There were no significant charges recorded in fiscal 2012 related to this realignment. Restructuring expenses recorded during fiscal 2011 related to the closure of our Korean support office were $49,000, and consisted of lease and other contract termination charges and write-offs of related long-lived assets. The cancellation of the games, Company of Heroes Online and WWE Online, resulted in charges of $9.9 million during fiscal 2011, recorded in "Cost of sales — Software amortization and royalties" in our consolidated statements of operations.  Additionally, in fiscal 2011, we incurred $0.9 million of cash severance charges related to eliminated positions, which were classified within operating expenses in our consolidated statements of operations. We do not expect any future charges in relation to these items.

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

The following table summarizes the restructuring lease and contract termination activity under the fiscal 2009 realignment for the years ended March 31, 2012 and 2011, and the related restructuring reserve balances (amounts in thousands):

	Fiscal Year Ended March 31, 2012			Fiscal Year Ended March 31, 2011
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$1,335	$—	$1,335	$2,392	$—	$2,392
Charges (benefit) to operations	311	—	311	477	—	477
Non-cash write-offs	—	—	—	—	—	—
Cash payments, net of sublease income	(507)	—	(507)	(1,788)	—	(1,788)
Foreign currency and other adjustments	72	—	72	254	—	254
Ending balance	$1,211	$—	$1,211	$1,335	$—	$1,335

Since the inception of the fiscal 2009 realignment through March 31, 2012, total restructuring charges amounted to $18.7 million.

The aggregated restructuring accrual balances at March 31, 2012 and 2011 of $5.0 million and $1.3 million, respectively, related to future lease payments for facilities vacated under all of our realignment plans (offset by estimates of future sublease income), and accruals for other non-cancellable contracts.  As of March 31, 2012, $1.9 million of the restructuring accrual is included in "Accrued and other current liabilities" and $3.1 million is included in "Other long-term liabilities" in our consolidated balance sheet.  As of March 31, 2011, $0.7 million of the restructuring accrual was included in "Accrued and other current liabilities" and $0.6 million was included in "Other long-term liabilities" in our consolidated balance sheet.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were vacated.

9. Debt

Credit Facility

On September 23, 2011, we entered into the Credit Facility. The Credit Facility provides for a $50.0 million revolving facility during its term, however, the availability under the Credit Facility increased to $75.0 million during the period from October 1, 2011 through December 14, 2011. The Credit Facility allows for up to $10.0 million to be used as a letter of credit subfacility.
The Credit Facility has a four-year term; however, it will terminate on June 16, 2014 if any obligations are still outstanding under the $100.0 million 5% convertible senior notes more fully described below. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our borrowings. Debt issuance costs capitalized in connection with the Credit Facility totaled $1.3 million; these costs are being amortized over the term of the Credit Facility. We are required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees in respect of letters of credit.
During the fiscal 2012 we borrowed $52.0 million under the Credit Facility; all borrowings were made in the three months ended December 31, 2011 and were repaid in the same period. In fiscal 2012 interest expense was $0.2 million and amortization of debt costs related to the Credit Facility was $0.2 million; these amounts were capitalized as part of in-process software development costs (as further discussed below). There were no outstanding borrowings under the Credit Facility as of March 31, 2012.

The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the $100.0 million 5% convertible senior notes more fully described below, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility are currently due and payable and any amount outstanding bears interest at 2.0% above the interest rate otherwise applicable.  In the event availability on the Credit Facility is below 12.5% of the maximum revolver amount, the Credit Facility requires that we maintain certain financial covenants.  During the year ended March 31, 2012, we had availability in excess of 12.5% and therefore we were not subject to the financial covenants.  In the event the financial covenants become applicable, we would be required to have EBITDA, as defined in the Credit Facility, of $9.8 million for the four quarters ended June 30, 2012. Beginning September 30, 2012, the EBITDA requirements are replaced with a requirement that we maintain an annual fixed charge coverage ratio of 1.1 to 1.0.
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
As of March 31, 2012, we were in compliance with all applicable covenants and requirements under the Credit Facility.

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

The Notes are initially convertible into shares of our common stock at a conversion rate of 117.4743 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $8.51 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at March 31, 2012, our Notes would convert into 11.7 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 14.7 million, subject to adjustment.  We considered all our other commitments that may require the issuance of stock (e.g., stock options, restricted stock units, warrants, and other potential common stock issuances) and have determined that as of March 31, 2012, we have sufficient authorized and unissued shares available for the conversion of the Notes during the maximum period the Notes could remain outstanding. The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.

In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest. On January 25, 2012, we received a written notification from Nasdaq notifying us that we fail to comply with Nasdaq's Marketplace Rule 5450(a)(1) (the “Rule”) because the bid price for our common stock, over the last 30 consecutive business days, has closed below the minimum $1.00 per share requirement for continued listing. The notification had no immediate effect on the listing of our common stock. Our intention is to comply with the rule and to that end, on June 29, 2012, at a special meeting, our stockholders will vote on a proposal to approve an amendment to our certificate of incorporation in order to effect a reverse stock split of our common stock at a ratio of one-for-three, one-for-five, or one-for-ten, such ratio and effective date to be determined in the sole discretion of the Board (the “Reverse Stock Split”). It is anticipated that the Reverse Stock Split will be effectuated on or about July 5, 2012. In the event that our stockholders fail to approve the Reverse Stock Split or if our stock price fails to increase above $1.00 per share for a minimum of ten consecutive business days following the Reverse Stock Split, or we fail to meet any of the other listing requirements in the future, we may not be able to maintain our Nasdaq listing, which could have a material adverse effect on the market for and the market price of our common stock.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at March 31, 2012; these costs are being amortized over the term of the Notes.

In fiscal 2012 all interest expense and amortization of debt costs related to the Notes were capitalized to software development. Interest expense and amortization of debt costs related to the Notes that is not capitalized to software development is classified as "Interest and other income (expense), net" in our consolidated statements of operations and was $0.6 million in fiscal 2011. We began capitalizing interest expense in the fourth quarter of fiscal 2011; see "Note 21 — Quarterly Financial Data (Unaudited)" for a discussion of the impact of this change. The effective interest rate, before capitalization of any interest expense and amortization of debt issuance costs, was 5.65% in fiscal 2012 and 2011.

Capitalization of Interest Expense

We capitalize interest expense and related amortization of debt costs as part of in-process software development costs. Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize these balances to "Cost of sales — Software development amortization" as part of the software development costs. The following table summarizes the interest expense and amortization of debt costs that are included in our consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2010	$—
Capitalized during the period	4,990
Amortized during the period	(672)
Balance at March 31, 2011	4,318
Capitalized during the period	6,231
Amortized during the period	(5,350)
Balance at March 31, 2012	$5,199

10. Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of March 31, 2012 and 2011 we had $28.6 million, authorized and available for common stock repurchases.  During fiscal 2012, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Securities	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2009	$(2,540)	$148	$(2,392)
Other comprehensive income	8,978	1,281	10,259
Balance at March 31, 2010	6,438	1,429	7,867
Other comprehensive income (loss)	10,231	(538)	9,693
Balance at March 31, 2011	16,669	891	17,560
Other comprehensive income (loss)	(1,506)	(28)	(1,534)
Balance at March 31, 2012	$15,163	$863	$16,026

The foreign currency translation adjustments relate to indefinite investments in non-U.S. subsidiaries and thus are not adjusted for income taxes. Included in our fiscal 2012 consolidated statement of operations and classified within "Interest and other income (expense), net," is a net loss of $0.1 million related to net foreign currency translation adjustments associated with the closure of certain of our foreign subsidiaries during fiscal 2012.

12. Earnings (Loss) Per Share

The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (amounts in thousands):

	For the Year Ended March 31,
	2012	2011	2010
Net loss attributable to THQ Inc. used to compute basic loss per share	$(242,506)	$(136,098)	$(9,017)

Weighted-average number of shares outstanding — basic	68,369	67,910	67,522
Dilutive effect of potential common shares	—	—	—
Number of shares used to compute loss per share — diluted	68,369	67,910	67,522

As a result of our net loss in fiscal 2012, 2011 and 2010, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 11.7 million shares under our Notes in our diluted loss per share calculation.

As a result of our net loss for fiscal years 2012, 2011 and 2010, all potential shares were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive.  As a result, there were 9.9 million, 10.2 million, and 10.4 million potential common shares that were excluded from the computation of diluted loss per share for fiscal 2012, 2011 and 2010, respectively.

Had we reported net income for fiscal 2012, 2011 and 2010, an additional 0.2 million, 0.4 million, and 0.3 million shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share.

13. Employee Defined Contribution Plan

For our United States employees we sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan allows for discretionary company matching of employee contributions as well as discretionary profit-sharing contributions based on company performance. We also have various defined contribution/pension plans for our non-U.S. employees, some of which are required by local laws, and allow or require company contributions. Employer contributions under all defined contribution/pension plans were $3.7 million, $3.4 million, and $1.9 million in fiscal 2012, 2011 and 2010, respectively. The increase in employer contributions in fiscal 2012 and fiscal 2011 was due to our cost containment efforts in fiscal 2010, which included suspension of payments for discretionary plans in fiscal 2010.

14. Joint Venture and Settlement Agreements

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

15. Stock-based Compensation

Options and awards outstanding at March 31, 2012 were granted under the THQ Inc. 2006 Long-Term Incentive Plan ("LTIP") which was approved by THQ's stockholders on July 20, 2006, the same day the THQ Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan") was cancelled.

The 1997 Plan provided for the issuance of up to 14,357,500 shares available for employees, consultants and non-employee directors. Under the 1997 Plan, we granted incentive stock options, non-qualified stock options, performance accelerated restricted stock ("PARS") and performance accelerated restricted stock units ("PARSUs").  The LTIP provides for the grant of stock options (including incentive stock options), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), and other performance awards (in the form of performance shares or performance units) to eligible directors and employees of, and consultants or advisors to, the Company.  Subject to certain adjustments, as of March 31, 2012, the total number of shares of THQ common stock that may be issued under the LTIP shall not exceed 18,500,000 shares.  Shares subject to awards of stock options or SARs will count as one share for every one share granted against the share limit, and all other awards will count as 2.17 shares for every one granted against the share limit.  As of March 31, 2012, we had 11,438,301 shares available for grant under the LTIP.

In fiscal 2012 we began granting performance share units ("PSUs") to our executive officers and other senior officers.  These PSUs are earned if certain two-year cumulative performance targets for the Company are attained and vest with respect to 50% of the earned shares on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date, subject to the continued employment of the recipient through a vesting date. There was no stock-based compensation expense recognized in fiscal 2012 related to these awards.

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
•                  RSUs granted to our employees do not carry any performance-related acceleration conditions. Certain awards vest with respect to 100% of the shares on the third anniversary of the grant date and other awards vest at each anniversary of the grant date over a three-year period, all subject to continued employment of the grantee.

The fair value of our restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date.  The fair value of PARS, PARSUs, DSUs, PSUs, and RSUs granted is amortized over the vesting period.

Beginning in March 2007, we offered our non-executive employees the ability to participate in an employee stock purchase plan,

as amended and restated ("ESPP").   Under the ESPP, up to 1,500,000 shares of our common stock may be purchased by eligible employees during six-month offering periods that commence each March 1 and September 1, or the first business day thereafter (each, an "Offering Period").  The first business day of each Offering Period is referred to as the "Offering Date."  The last business day of each Offering Period is referred to as the "Purchase Date."  Pursuant to our ESPP, eligible employees may authorize payroll deductions of up to 15 percent of their base salary, subject to certain limitations, to purchase shares of our common stock at 85 percent of the lower of the fair market value of our common stock on the Offering Date or Purchase Date.  The fair value of the ESPP options granted is amortized over the offering period. On July 28, 2011, our stockholders approved an amendment to the ESPP to increase by 1,000,000 shares, the number of shares of common stock reserved for issuance and an Offering Period commenced on September 1, 2011. Due to decreasing participation in our ESPP, we suspended the Offering Period that would have started on March 1, 2012.

Stock-based compensation includes all awards and purchase opportunities: stock options, PARS, PARSUs, DSUs, PSUs, RSUs and ESPP options. Nonvested shares and vested shares refer to our PARS, PARSU, DSU, PSU, and RSU awards.

For fiscal 2012, fiscal 2011 and fiscal 2010, stock-based compensation expense recognized in our consolidated statements of operations was as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Cost of sales — Software amortization and royalties	$1,408	$2,761	$3,408
Product development	932	1,234	2,606
Selling and marketing	688	1,246	1,181
General and administrative	2,734	3,874	4,688
Stock-based compensation expense before income taxes	5,762	9,115	11,883
Income tax benefit(1)	(1,951)	(2,755)	(3,352)
Total stock-based compensation expense after income taxes	$3,811	$6,360	$8,531
______________________________

(1)
Income tax benefit presented for fiscal 2012, fiscal 2011, and 2010, is presented prior to consideration of our deferred tax asset valuation allowance; see "Note 16 — Income Taxes" for further information.

As discussed in "Note 2 — Summary of Significant Accounting Policies," we capitalize relevant amounts of stock-based compensation expense. The following table summarizes stock-based compensation expense included in our consolidated balance sheets as a component of software development (amounts in thousands):

Balance at March 31, 2010	$1,602
Stock-based compensation expense capitalized during the period	2,259
Amortization of capitalized stock-based compensation expense	(2,761)
Balance at March 31, 2011	1,100
Stock-based compensation expense capitalized during the period	665
Amortization of capitalized stock-based compensation expense	(1,408)
Balance at March 31, 2012	$357

Stock-based compensation expense is based on awards that are ultimately expected to vest and accordingly, stock-based compensation expense recognized in fiscal 2012, 2011 and 2010 has been reduced by estimated forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior.

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

The weighted-average grant-date fair value of options granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $1.40, $2.42, and $2.77, respectively, and were based on the weighted-average assumptions noted in the table below.

	Fiscal Year Ended March 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Anticipated volatility	72.4%	71.1%	65.6%
Weighted-average risk-free interest rate	0.7%	1.0%	1.5%
Expected lives	3.0 years	3.0 years	3.0 years

The fair value of our ESPP options for the six-month offering periods that began on September 1, 2011, September 1, 2010, March 1, 2010 and September 1, 2009, was estimated using the Black-Scholes option pricing model with the weighted-average assumptions noted in the table below, and the per share fair value for those offering periods was $0.55, $1.03, $1.62, and $1.89, respectively.

Employee Stock Purchase Plan	September 1, 2011	September 1, 2010	March 1, 2010	September 1, 2009
Dividend yield	—%	—%	—%	—%
Anticipated volatility	60.6%	58.3%	48.1%	84.5%
Weighted-average risk-free interest rate	0.1%	0.2%	0.2%	0.2%
Expected lives	0.5 years	0.5 years	0.5 years	0.5 years

A summary of our stock option activity for fiscal 2012, fiscal 2011 and fiscal 2010 is as follows (amounts in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	8,825	$17.84
Granted	4,203	$6.26
Exercised	(121)	$4.62
Forfeited/expired/cancelled	(3,701)	$15.89
Outstanding at March 31, 2010	9,206	$13.51
Granted	2,428	$5.14
Exercised	(115)	$4.38
Forfeited/expired/cancelled	(2,766)	$15.17
Outstanding at March 31, 2011	8,753	$10.78
Granted	2,679	$2.96
Exercised	(5)	$3.92
Forfeited/expired/cancelled	(3,230)	$12.03
Outstanding at March 31, 2012	8,197	$7.74	2.8	$—
Vested and expected to vest	7,639	$8.04	2.7	$—
Exercisable at March 31, 2012	4,460	$10.83	1.9	$—

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at March 31, 2012. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at March 31, 2012. The aggregate intrinsic value of stock options exercised during fiscal 2012 was insignificant and was $0.2 million in both fiscal 2011 and fiscal 2010.

A summary of the status of our nonvested shares for fiscal 2012, fiscal 2011 and fiscal 2010 is as follows (amounts in thousands, except per share amounts):

	Shares	Weighted- Average Grant-date Fair Value Per Share
Nonvested shares at March 31, 2009	719	$20.09
Granted	42	6.49
Vested	(135)	11.66
Forfeited/cancelled	(167)	20.74
Nonvested shares at March 31, 2010	459	19.40
Granted	270	5.73
Vested	(279)	16.90
Forfeited/cancelled	(122)	13.93
Nonvested shares at March 31, 2011	328	11.90
Granted	245	3.32
Vested	(135)	11.68
Forfeited/cancelled	(87)	4.99
Nonvested shares at March 31, 2012	351	7.72

The unrecognized compensation cost, that we expect to recognize, related to our nonvested stock-based awards at March 31, 2012, and the weighted-average period over which we expect to recognize that compensation, is as follows (amounts in thousands):

	Unrecognized Compensation Cost at March 31, 2012	Weighted- Average Period (in years)
Stock options	$4,120	1.2
Nonvested shares	567	2.2
	$4,687

Cash received from exercises of stock options in fiscal 2012 was insignificant and in fiscal 2011 and fiscal 2010 was $0.5 million and $0.6 million, respectively. In fiscal 2012, fiscal 2011 and fiscal 2010, there was no actual tax benefit realized for tax deductions resulting from exercises of stock-based awards.

During fiscal 2010 we increased additional paid-in capital by $4.1 million (net of tax of $0.2 million) related to a reduction in our unrecognized tax benefits, primarily related to favorable resolutions of U.S. federal income tax examinations for the years March 31, 2004 through March 31, 2005.

The fair value of all our stock-based awards that vested during fiscal 2012, 2011 and 2010 was $7.0 million, $13.7 million, and $12.5 million, respectively.

Non-Employee Stock Warrants.    In prior years, we granted stock warrants to third parties in connection with the acquisition of licensing rights for certain key intellectual property. The warrants vested upon grant and are exercisable over the term of the warrant. The exercise price of third-party stock warrants is equal to the fair market value of our common stock at the date of grant. No third-party stock warrants were granted or exercised during fiscal 2012, fiscal 2011 and fiscal 2010; however, warrants for 240,000 shares expired, unexercised in fiscal 2010.

At March 31, 2012, 2011 and 2010, we had 150,000 stock warrants outstanding with an exercise price of $10.45 per share and an expiration date of December 31, 2013.

We measure the fair value of our warrants granted on the measurement date.  The fair value of each stock warrant issued to licensors is capitalized as a component of licenses and amortized to "Cost of sales — License amortization and royalties" expense in our consolidated statements of operations when the related product is released and the related net sales are recognized.  As of March 31, 2010 these warrants were fully amortized.  In fiscal 2010 amortization expense related to these warrants was $0.1 million and was included in "Cost of sales — License amortization and royalties" expense in our consolidated statements of operations.

Grants outside of a stockholder-approved plan. On May 25, 2012, we appointed Jason Rubin as our President and Jason Kay as our Chief Strategy Officer. As inducements to their employment, both were granted certain stock awards outside of a stockholder-approved plan and pursuant to the “Employment Inducement Awards” exemption of the Nasdaq Listing Rules (see "Note 22 — Subsequent Events").

16. Income Taxes

United States and foreign income (loss) before taxes and details of the provision for income tax were as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Income (loss) from continuing operations before income taxes:
United States	$(239,921)	$(160,709)	$(26,470)
Foreign	2,915	25,539	14,765
Income (loss) from continuing operations before income taxes	$(237,006)	$(135,170)	$(11,705)

	Fiscal Year Ended March 31,
	2012	2011	2010
Provision for income tax expense (benefit):
Current:
Federal	$—	$(4)	$(4,302)
State	57	44	316
Foreign	724	2,360	3,487
Total current	781	2,400	(499)
Deferred:
Federal	16	309	1,337
State	1	36	—
Foreign	4,702	(1,817)	(591)
Total deferred	4,719	(1,472)	746
Provision for income tax expense	$5,500	$928	$247

The differences between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of loss from continuing operations before income taxes were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Impact of changes in unrecognized tax benefits	—	(1.0)	(2.7)
State taxes, net of federal impact	—	0.1	1.8
Tax exempt interest income	—	—	(0.7)
Research and development credits	(0.4)	(1.0)	(14.6)
Non-deductible stock-based compensation	—	—	(0.2)
Valuation allowance	34.4	17.5	46.0
Capital losses	—	—	(30.1)
Section 956 income	—	6.1	—
Foreign earnings	—	13.9	—
Rate differences in foreign taxes and other	3.3	0.1	37.6
Effective tax rate	2.3%	0.7%	2.1%

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred income tax asset and liability were as follows (amounts in thousands):

	March 31,
	2012	2011
Deferred income tax assets:
Accruals, reserves and other expenses	$29,570	$29,118
Tax credit carryforwards	42,749	41,676
Net operating loss carryforwards	215,016	182,002
Depreciation and amortization	1,708	7,469
Unrealized loss on investments	806	806
Other	40,270	51,412
Total deferred income tax assets	330,119	312,483
Valuation allowance	(277,032)	(193,312)
Deferred tax asset, net of valuation allowance	53,087	119,171
Deferred income tax liabilities:
Software development costs	(36,520)	(89,622)
Unrealized gain on investments	(551)	(568)
Unrepatriated foreign earnings	(10,718)	(20,265)
Total deferred income tax liabilities	(47,789)	(110,455)
Net deferred tax asset	$5,298	$8,716

As of March 31, 2012, current net deferred tax assets were $5.7 million and long term net deferred tax liabilities were $0.4 million. As of March 31, 2011, current net deferred tax assets were $8.2 million and long term net deferred tax assets were $0.5 million.

As of March 31, 2012, we have federal and various state net operating loss carryforwards totaling $584.6 million and $338.6 million, respectively, that expire through 2032 and foreign net operating loss carryforwards totaling $29.7 million, the majority of which can be carried forward through 2026, provided that we do not have an "ownership change," as defined in Section 382 of the Internal Revenue Code, as amended. In order to discourage such an "ownership change" and protect our net operating loss carryforwards, on May 12, 2010, we entered into a Section 382 Rights Agreement (for further information see "Note 18 — Stockholders' Rights Plan").

The tax credit carryforwards as of March 31, 2012 include research and development tax credit carryforwards of $26.1 million and $22.6 million for federal and state purposes, respectively. The federal tax credit carryforwards expire through 2032, while the majority of the state credits are from California and can be carried forward indefinitely.

We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative taxable loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. We have had three years of cumulative U.S. tax losses and can no longer rely on common tax planning strategies to use U.S. tax losses and we are precluded from relying on projections of future taxable income to support the recognition of deferred tax assets. As such, the ultimate realization of our deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods. As a result, our U.S. net deferred tax assets are reduced by a valuation allowance of $277.0 million and $193.3 million at March 31, 2012 and 2011, respectively, as we believe that it is more likely than not that the deferred tax assets will not be fully realized. The increase in the valuation allowance was primarily due to our fiscal 2012 U.S. taxable loss. The deferred tax assets for which a valuation allowance has been established include all domestic deferred tax assets, such as federal and state net operating loss carryforwards and research and development credit carryforwards, as well as foreign tax credits.

At March 31, 2012 we had accumulated foreign earnings of $28.5 million. We have fully provided for taxes for the anticipated repatriation of earnings of our foreign subsidiaries.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at March 31, 2009	$10,979
Additions based on tax positions related to the current year	1,719
Additions for tax positions of prior years	(6,180)
Reductions for tax positions of prior years	(499)
Balance at March 31, 2010	$6,019
Additions based on tax positions related to the current year	624
Additions for tax positions of prior years	161
Reductions for tax positions of prior years	(2)
Settlements	(3,416)
Balance at March 31, 2011	$3,386
Additions based on tax positions related to the current year	308
Additions for tax positions of prior years	124
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 31, 2012	$3,818

The total unrecognized tax benefit of $3.8 million at March 31, 2012 is reflected in our consolidated balance sheet as $3.8 million in net long-term deferred tax assets. The amount of unrecognized tax benefits at March 31, 2012 includes $3.1 million of unrecognized tax benefits which, if ultimately recognized, may reduce our effective tax rate, subject to future realizability of the assets.

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

Our uncertain tax positions at March 31, 2012 relate to tax years that remain subject to examination by the relevant tax authorities. We are currently under audit by various U.S. state and foreign jurisdictions for fiscal years subsequent to 2007. We expect some of these examinations to be concluded and settled in the next 12 months, however, we do not anticipate a material impact to the liability for unrecognized tax benefits or the timing of such changes. We do not anticipate any significant changes in the unrecognized tax benefits in fiscal 2012 related to the expiration of the statutes of limitations.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense. For fiscal 2012, fiscal 2011, and fiscal 2010, we recognized zero in interest expense, related to uncertain tax positions. As of March 31, 2012 and 2011, we had an accrued liability of zero, for interest related to uncertain tax positions. These amounts, if any, are included in other long-term liabilities in the consolidated balance sheets.

17. Fair Value

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$—	$—	$—	$—
Other long-term assets, net - Investment in Yuke's	4,641	—	—	4,641
Total	$4,641	$—	$—	$4,641

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2011 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$30,461	$—	$—	$30,461
Other long-term assets, net - Investment in Yuke's	4,686	—	—	4,686
Total	$35,147	$—	$—	$35,147

During fiscal 2012 we did not hold any Level 3 financial assets. The following table provides a summary of changes in the fair value of our Level 3 financial assets in fiscal 2011 (amounts in thousands):

Fiscal Year Ended March 31,
2011
Beginning balance	$24,625
Total gains or (losses) (realized/unrealized):
Included in earnings	1
Included in accumulated other comprehensive income	149
Purchases, sales, issuances and settlements, net	(24,775)
Transfers in/out of Level 3	—
Ending balance	$—

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and accrued royalties approximate fair value based on their short-term nature.

The book value and fair value of the Notes at March 31, 2012 was $100.0 million and $49.5 million, respectively; the fair value was determined using quoted market prices in active markets.

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

Cash Flow Hedging Activities.  From time to time, we may elect to hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign currency exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During fiscal 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities.  The foreign currency exchange forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts are generally not significant at each month-end.

At March 31, 2012 and 2011, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $92.2 million and $100.6 million, respectively, with a fair value that approximates zero at both March 31, 2012 and 2011.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net gain recognized from these contracts during fiscal 2012 was $0.8 million. The net gain recognized from these contracts during fiscal 2011 was $6.9 million. Net gains and losses recognized from these contracts are included in "Interest and other income (expense), net" in our consolidated statements of operations.

18. Stockholders' Rights Plan

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

19. Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of March 31, 2012 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
2013	$74,304	$15,634	$14,940	$—	$4,061	$108,939
2014	20,429	4,056	14,088	—	4,062	42,635
2015	14,600	3,093	12,603	100,000	62	130,358
2016	7,651	2,961	7,727	—	—	18,339
2017	7,905	3,025	4,822	—	—	15,752
Thereafter	3,349	5,025	9,842	—	—	18,216
	$128,238	$33,794	$64,022	$100,000	$8,185	$334,239

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of March 31, 2012 are $128.2 million. License commitments in the table above include $59.9 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our March 31, 2012 consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements.  These minimum commitments generally range from 3% to 10% of net sales related to the respective license. Included in the table above in fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017, and thereafter, are advertising commitments of $1.3 million, $2.2 million, $2.3 million, $2.4 million,  $2.5 million, and $4.7 million, respectively, for a total of $15.4 million of advertising commitments that were cancelled in connection with the termination of the license agreement we had with Zuffa to make video games based on their UFC content (see "Note 22 — Subsequent Events").

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $1.8 million and $3.1 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our March 31, 2012 consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Licenses and Software Development"). We expect future sublease rental income under non-cancellable agreements of approximately $2.5 million; this income is not contemplated in the lease commitments shown in the table above. Rent expense was $12.1 million, $13.5 million, and $13.9 million for fiscal years 2012, 2011, and 2010, respectively.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions or required repurchases of the Notes, we expect to pay $5.0 million in each of the fiscal years 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $12.5 million in interest payments over the remaining term of the Notes (see "Note 9 —Debt").

(5)
Other.  As discussed more fully in "Note 14 — Joint Venture and Settlement Agreements," amounts payable to Jakks totaling $8.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our consolidated balance sheet at March 31, 2012 (see "Note 4 —Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our March 31, 2012 consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At March 31, 2012, we had $3.8 million of unrecognized tax benefits.  See "Note 16—Income Taxes" for further information regarding the unrecognized tax benefits.

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

20. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for video game consoles, handheld devices and PCs, including via the Internet. The following information sets forth geographic information on our net sales and total assets for fiscal 2012, 2011 and 2010 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Year Ended March 31, 2012
Net sales to unaffiliated customers before changes in deferred net revenue	$515,597	$247,614	$72,685	$835,896
Changes in deferred net revenue	(10,744)	10,918	(5,229)	(5,055)
Net sales to unaffiliated customers	$504,853	$258,532	$67,456	$830,841
Total assets	$183,589	$163,498	$45,707	$392,794
Year Ended March 31, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$524,498	$219,938	$57,897	$802,333
Changes in deferred net revenue	(79,364)	(52,426)	(5,285)	(137,075)
Net sales to unaffiliated customers	$445,134	$167,512	$52,612	$665,258
Total assets	$497,214	$223,683	$53,508	$774,405
Year Ended March 31, 2010
Net sales to unaffiliated customers before changes in deferred net revenue	$555,062	$271,875	$61,715	$888,652
Changes in deferred net revenue	3,611	5,772	1,102	10,485
Net sales to unaffiliated customers	$558,673	$277,647	$62,817	$899,137
Total assets	$581,790	$93,836	$38,703	$714,329

Excluding changes in deferred net revenue, which do not impact our cash collections, our largest single customer accounted for 17%, 18%, and 17% of our gross sales in fiscal 2012, 2011 and 2010, respectively. Our second largest customer accounted for 10%, 13%, and 15% of our gross sales in fiscal 2012, 2011 and 2010, respectively.

Information about our net sales by platform for fiscal 2012, 2011 and 2010 is presented below (amounts in thousands):

	Fiscal Year Ended March 31,
Platform	2012	2011	2010
Console
Microsoft Xbox 360	$306,423	$201,851	$236,816
Sony PlayStation 3	229,220	170,811	191,393
Nintendo Wii	119,546	220,140	137,219
Sony PlayStation 2	3,329	24,194	52,816
Other	—	—	8
Total console	658,518	616,996	618,252
Handheld
Nintendo Dual Screen	110,070	97,869	144,272
Sony PlayStation Portable	7,727	29,777	44,508
Wireless	2,709	5,551	11,403
Total handheld	120,506	133,197	200,183
PC	56,872	52,140	70,217
Net sales before changes in deferred net revenue	835,896	802,333	888,652
Changes in deferred net revenue	(5,055)	(137,075)	10,485
Total net sales	$830,841	$665,258	$899,137

21. Quarterly Financial Data (Unaudited)

Twelve Months Ended March 31, 2012

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	Fiscal 2012
Net sales	$195,153	$146,004	$305,449	$184,235	$830,841
Gross margin	55,031	(13,031)	48,244	4,317	94,561
Restructuring	(140)	6,082	(480)	1,341	6,803
Operating loss	(37,743)	(96,869)	(54,631)	(52,906)	(242,149)
Net loss attributable to THQ Inc.(a)	(38,445)	(92,385)	(55,879)	(55,797)	(242,506)
Loss per share—basic	$(0.56)	$(1.35)	$(0.82)	$(0.82)	$(3.55)
Loss per share—diluted	$(0.56)	$(1.35)	$(0.82)	$(0.82)	$(3.55)

Twelve Months Ended March 31, 2011

	Quarter Ended
(Amounts in thousands, except per share data)	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010		March 31, 2011		Fiscal 2011
Net sales	$149,379	$77,053	$314,589		$124,237		$665,258
Gross profit	34,433	11,305	61,951		38,024		145,713
Restructuring	168	(161)	140		455		602
Operating loss	(27,680)	(42,335)	(16,108)		(49,571)		(135,694)
Net loss attributable to THQ Inc.(a)	(30,110)	(46,985)	(14,947)	(b)	(44,056)	(c)	(136,098)
Loss per share—basic	$(0.44)	$(0.69)	$(0.22)		$(0.65)		$(2.00)
Loss per share—diluted	$(0.44)	$(0.69)	$(0.22)		$(0.65)		$(2.00)

(a)	Includes business realignment and related charges and adjustments related to severance and cancellation of games which are not classified as restructuring, as follows (income/(expense)):

	Quarter Ended				Full Fiscal Year
(Amounts in thousands)	June 30	September 30	December 31	March 31
Fiscal 2012	$(4,831)	$(39,004)	$(4,010)	$(61,456)	$(109,301)
Fiscal 2011	—	—	(10,766)	(1,777)	(12,543)

(b)	Includes license impairment charges of $30.3 million on unreleased kids' movie-based licensed titles (for additional information see "Note 5 — Licenses and Software Development").

(c)
During the fourth quarter of fiscal 2011, we determined that interest expense related to our convertible debt offering in August 2009 had not been properly capitalized to software development in accordance with ASC Topic 835 — Interest, during fiscal 2010 and the first three quarters of fiscal 2011.  As a result, we recorded an out-of-period adjustment to capitalize interest expense as of December 31, 2010 during the fourth quarter of fiscal 2011.  The adjustment included an increase in capitalized software development of $4.1 million, a decrease in interest expense of $3.8 million, and a decrease in "Cost of sales — Software development amortization and royalties" of $0.3 million.  The effect of this adjustment decreased our basic and diluted net loss per share for the fourth quarter of fiscal 2011 by $0.06.  We evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to our trend of earnings, and the interim and annual consolidated financial statements of fiscal 2011.

22. Subsequent Events

Licensor relationship

On June 1, 2012, we entered into an agreement to transfer our license to develop future games based on the Ultimate Fighting Championship ("UFC"). After the write-off of the capitalized software development related to the UFC game currently under development, we estimate that this will result in a small gain. We also expect this action to result in the closure of the studio developing the UFC game, which could result in additional cash charges of up to $1.1 million related to severance, up to $1.3 million in cash charges related to leased facilities and non-cash charges of up to $0.5 million related to long-lived assets. We expect the majority of these charges to be recorded in the quarter ended June 30, 2012. These amounts are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items.

New Officers & Related Compensation

On May 25, 2012, we appointed Jason Rubin ("Rubin") as our President and Jason Kay ("Kay") as our Chief Strategy Officer. As inducements to their employment, both were granted certain stock awards.

Rubin and Kay were granted stock option awards of 950,000 and 550,000 shares of our common stock, respectively. These awards have an exercise price of $0.61 per share (the fair market value of a share of our stock on May 25, 2012) and vest in three equal annual installments on the anniversary date of the grant, and are subject to continued employment.

Rubin and Kay were also granted restricted stock unit awards of 950,000 and 550,000 shares of our common stock, respectively. These awards will vest in two equal installments based on the achievement of certain stock price performance goals that must be met prior to the fourth anniversary of this award. The first half of these awards will vest on the first date that the company’s common stock equals or exceeds $2.00 per share for ten consecutive trading days, and the second half of these awards will vest on the first date that our common stock equals or exceeds $3.00 per share for ten consecutive trading days, and are subject to continued employment.

In addition, Rubin and Kay were granted stock option awards of 3,071,756 shares (collectively) of our common stock with an exercise price of $0.61 per share. These shares will only vest at the time Rubin, alone or together with Kay, purchases shares of our common stock having a value at the time of purchase of at least $1,500,000, prior to March 31, 2013.

The stock options and restricted stock units granted to Rubin and Kay were granted outside of a stockholder-approved plan, pursuant to the “Employment Inducement Awards” exemption of the Nasdaq Listing Rules.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of March 31, 2012, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, we have concluded that the Company's internal control over financial reporting is effective as of March 31, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report concerning the effectiveness of our internal control over financial reporting as of March 31, 2012. That report is included in this Annual Report on Form 10-K.

/s/ BRIAN J. FARRELL	/s/ PAUL J. PUCINO
Brian J. Farrell Chairman of the Board and Chief Executive Officer June 8, 2012	Paul J. Pucino Executive Vice President, Chief Financial Officer (Principal Financial Officer) June 8, 2012

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of THQ Inc.
Agoura Hills, California

We have audited the internal control over financial reporting of THQ Inc. and subsidiaries (the "Company") as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of March 31, 2012 and the related consolidated statements of operations, total equity and cash flows for the year then ended of the Company and our report dated June 8, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California

June 8, 2012

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following information required by Item 10 is incorporated herein by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year (the "Proxy Statement"):

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Information for our equity compensation plans in effect as of March 31, 2012 is as follows:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	8,639,392		$7.26	11,438,301
Equity compensation plans not approved by security holders	150,000	(1)	$10.45	—
Total	8,789,392		$7.31	11,438,301
_______________________________

(1)
Represents the aggregate number of shares of THQ common stock to be issued upon exercise of warrants held by non-employees. For further information related to these warrants, see "Note 15 — Stock-based Compensation" in the notes to the consolidated financial statements included in Part II — Item 8. The Company generally does not grant equity awards from any non-security holder approved equity compensation plan. However, on May 25, 2012, we appointed Jason Rubin ("Rubin") as our President and Jason Kay ("Kay") as our Chief Strategy Officer. As inducements to their employment, both were granted certain stock awards. The stock options and restricted stock units granted to Rubin and Kay were granted outside of a stockholder-approved plan, pursuant to the “Employment Inducement Awards” exemption of the Nasdaq Listing Rules.

The information required by this Item 12 related to security ownership of certain beneficial owners and management is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 related to certain relationships and related transactions, and director independence is incorporated herein by reference to the information in the Proxy Statement under the caption "Corporate Governance and Director Compensation."

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

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

(a)    1.    The following financial statements of the Company are included in Part II—Item 8:

2.    The following Valuation and Qualifying Account disclosure is included in Part II—Item 8:

Page
Accounts Receivable Allowances	54

3.    Exhibits.

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

4.4		Form of 5.00% Convertible Senior Note (incorporated by reference to Exhibit 4.1 to the August 2009 8-K).

10.1	#
Second Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the "March 2009 10-K").

10.2	#
Amendment No. 1, dated as of January 31, 2012, to the Second Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2012).

10.3	#
Indemnification Agreements, dated as of November 30, 2004 between the Company and each director of the Company, being the following: Lawrence Burstein, Henry DeNero, Brian P. Dougherty, Brian J. Farrell, and James L. Whims (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (the "December 2004 10-Q")).

10.4	#	Indemnification Agreement, dated as of March 28, 2006 between the Company and Jeffrey W. Griffiths (the form of which is incorporated by reference to Exhibit 10.4 to the Company's December 2004 10-Q).

10.5	#	Indemnification Agreement, dated as of January 31, 2008 between the Company and Gary Rieschel (the form of which is incorporated by reference to Exhibit 10.4 to the Company's December 2004 10-Q).

10.6	#	Indemnification Agreement, dated as of March 2, 2009 between the Company and Paul J. Pucino (the form of which is incorporated by reference to Exhibit 10.4 to the Company's December 2004 10-Q).

10.7	#	THQ Inc. Amended and Restated 2006 Long Term Incentive Plan dated as of July 28, 2011 (incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed on June 30, 2011).

10.8	#	THQ Inc. Amended and Restated Employee Stock Purchase Plan dated as of July 28, 2011 (incorporated by reference to Exhibit B to the Company's Proxy Statement on Schedule 14A filed on June 30, 2011).

Exhibit Number		Title
10.9	#
THQ Inc. Amended and Restated 1997 Stock Option Plan, as amended on August 18, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.10	#
THQ Inc. Stock Unit Deferred Compensation Plan, effective as of August 18, 2005 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the "March 2007 10-K")).

10.11	#
Form of Severance Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 2006 10-Q")).

10.12	#	Form of Severance Agreement with Senior Officers (incorporated by reference to Exhibit 10.2 to the Company's June 2006 10-Q).

10.13	#	Form of Severance Agreement with Officers (incorporated by reference to Exhibit 10.3 to the Company's June 2006 10-Q).

10.14	#	Form of Change-in-Control Agreement with Executive and Senior Officers (incorporated by reference to Exhibit 10.4 to the Company's June 2006 10-Q).

10.15	#	Form of Change-in-Control Agreement with Officers (incorporated by reference to Exhibit 10.5 to the Company's June 2006 10-Q).

10.16	#	THQ Inc. Management Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2004).

10.17
Credit Agreement, dated as of September 23, 2011, by and between the Company and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2011 (the "September 2011 8-K")).

10.18		Security Agreement, dated as of September 23, 2011, by and between the Company and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.2 to the Company's September 2011 8-K).

10.19		Settlement Agreement dated as of August 17, 2009, by and between the Company and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.2 to the Company's September 2009 10-Q).

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

10.22		Agreement dated as of December 22, 2009, between the Company and JAKKS Pacific, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 29, 2009).

10.23	+
PlayStation® 2 CD-Rom / DVD-Rom Licensed Publisher Agreement, dated as of April 1, 2000 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "September 2002 10-Q")).

10.24	+
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

10.26	+
PlayStation® 2 Licensed Publisher Agreement, dated as of July 28, 2003 between Sony Computer Entertainment Europe Limited and THQ International Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.27	+
PlayStation® Portable Licensed Publisher Agreement, dated as of November 17, 2004 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's December 2004 10-Q).

Exhibit Number		Title
10.28
Latin American Rider to the PlayStation® Portable Licensed Publisher Agreement effective as of December 17, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the March 2009 10-K).

10.29	+
Global PlayStation 3 Format Licensed Publisher Agreement and Regional Rider, effective as of June 24, 2010, by and between Sony Computer Entertainment Europe Limited and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.30	+
Global PlayStation 3 Format Licensed Publisher Agreement and North American Territory Rider, effective as of March 5, 2007 by and between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2008).

10.31
Latin American Rider to the Global PlayStation 3 Format Licensed Publisher Agreement effective as of December 12, 2008 between Sony Computer Entertainment America Inc. and the Company (incorporated by reference to Exhibit 10.24 to the March 2009 10-K).

10.32	+ *	Global Data Transfer Rider to the Global PlayStation 3 Format Licensed Publisher Agreement, dated as of March 5, 2012, by and between Sony Computer Entertainment America LLC and the Company.

10.33	+
Xbox 360 Publisher License Agreement, dated as of October 31, 2005 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005).

10.34	+
Amendment to the Xbox 360 Publisher License Agreement, effective as of October 1, 2006, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.35	+
Amendment to the Xbox 360 Publisher License Agreement, dated as of January 17, 2007, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on the March 2007 10-K).

10.36	+
Amendment to the Xbox 360 Publisher License Agreement effective as of July 8, 2008 by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.37	+
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

10.40	+
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

10.42	+
Amendment to the Xbox 360 Publisher License Agreement dated as of October 24, 2011, by and between Microsoft Licensing, GP and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.43	+ *
Xbox LIVE Server Platform, HTTPS, and Xbox LIVE Web Services Addendum to the Xbox 360 Publisher License Agreement, dated as of February 23, 2012, by and between Microsoft Licensing, GP and the Company.

10.44	+
Confidential License Agreement for the Nintendo DS handheld platform dated as of January 25, 2005 between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

Exhibit Number		Title
10.45
First Amendment to the Confidential License Agreement for Nintendo DS effective as of October 15, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,2008).

10.46
Side Letter Agreement to the Confidential License Agreement for Nintendo DS dated February 25, 2009 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.35 to the March 2009 10-K).

10.47
Second Amendment to Confidential License Agreement for Nintendo DS (Western Hemisphere) effective October 31, 2010 between Nintendo of America Inc. and the Company (incorporated by referenced to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2010).

10.48	*	Amendment to Confidential License Agreement for Nintendo DS and Nintendo DSi (Western Hemisphere) effective March 29, 2011 between Nintendo of America Inc. and the Company.

10.49	+
Confidential First Renewal License agreement for Nintendo DS (EEA, Australia, and New Zealand) effective as July 20, 2008 between Nintendo Co., Ltd., the Company and certain of the Company's subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.50
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

10.51	+
Confidential License Agreement for the Wii Console (Western Hemisphere), dated as of October 12, 2007 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

10.52	+
Add On Content Addendum to the Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of March 23, 2009 between Nintendo of America Inc. and the Company (incorporated by reference to Exhibit 10.38 to the March 2009 10-K).

10.53
First Amendment to Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of September 15, 2009, by and between Nintendo of America, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2009).

10.54	+
Confidential First Renewal License Agreement for the Wii Console (EEA, Australia, and New Zealand) effective as of October 30, 2009, by and among the Company, certain of Company's subsidiaries and Nintendo Co.,  Ltd. (incorporated by reference to Exhibit 10.47 to the Company's Annual Report, as amended, on Form 10-K/A for the fiscal year ended March 2010).

10.55
Lease agreement dated December 22, 2004 between the Company, as Tenant, and FORCE-AGOURA ROAD, LLC and Dennis D. Jacobsen Family Holdings II, LLC, as Landlord (incorporated by reference to Exhibit 10.6 to the Company's December 2004 10-Q).

14	*	Code of Ethics for Executive Officers and Other Senior Financial Officers, as amended and restated October 26, 2010.

21	*	Subsidiaries of the Company.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Brian J. Farrell, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul J. Pucino, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Title
101.INS	* †	XBRL Instance Document

101.SCH	* †	XBRL Taxonomy Extension Schema Document

101.CAL	* †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	* †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	* †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	* †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

6/8/2012	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board and Chief Executive Officer

6/8/2012	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer

6/8/2012	THQ INC.

	By:	/s/ Teri J. Manby
Teri J. Manby,
Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN J. FARELL	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 8, 2012
Brian J. Farrell

/s/ PAUL J. PUCINO	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	June 8, 2012
Paul J. Pucino

/s/ TERI J. MANBY	Vice President, Chief Accounting Officer (Principal Accounting Officer)	June 8, 2012
Teri J. Manby

/s/ LAWRENCE BURSTEIN	Director	June 8, 2012
Lawrence Burstein

/s/ HENRY T. DENERO	Director	June 8, 2012
Henry T. DeNero

/s/ BRIAN P. DOUGHERTY	Director	June 8, 2012
Brian P. Dougherty

/s/ JEFFREY W. GRIFFITHS	Director	June 8, 2012
Jeffrey W. Griffiths

/s/ JAMES L. WHIMS	Director	June 8, 2012
James L. Whims