Form 10-Q
period 2012-06-30
THQ INC
filed 2012-08-09
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant's common stock as of August 3, 2012 was approximately 6,852,169.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2012	March 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,937	$75,977
Accounts receivable, net of allowances	4,129	15,994
Inventory	15,370	18,485
Licenses	16,134	21,927
Software development	90,039	105,220
Deferred income taxes	5,675	5,732
Income taxes receivable	1,290	687
Prepaid expenses and other current assets	25,541	46,011
Total current assets	179,115	290,033
Property and equipment, net	22,560	22,132
Licenses, net of current portion	41,576	42,594
Software development, net of current portion	26,793	25,348
Other long-term assets, net	12,771	12,687
TOTAL ASSETS	$282,815	$392,794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$50,061	$42,905
Accrued and other current liabilities	52,724	83,693
Deferred revenue, net	48,725	144,686
Total current liabilities	151,510	271,284
Other long-term liabilities	52,121	53,837
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 7)

Stockholders' deficit:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of June 30, 2012; 6,852,284 and 6,851,289 shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	685	685
Additional paid-in capital	526,254	525,677
Accumulated other comprehensive income	11,575	16,026
Accumulated deficit	(559,330)	(574,715)
Total stockholders' deficit	(20,816)	(32,327)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282,815	$392,794
 Presentation gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	(Unaudited)
	2012	2011
Net sales	$133,687	$195,153
Cost of sales:
Product costs	38,486	67,063
Software amortization and royalties	37,353	64,920
License amortization and royalties	5,749	8,139
Total cost of sales	81,588	140,122

Gross profit	52,099	55,031
Operating expenses:
Product development	9,295	30,189
Selling and marketing	14,639	50,676
General and administrative	10,132	12,049
Restructuring	1,389	(140)
Total operating expenses	35,455	92,774

Operating income (loss)	16,644	(37,743)
Interest and other income (expense), net	(753)	443
Income (loss) before income taxes	15,891	(37,300)
Income taxes	506	1,145
Net income (loss)	$15,385	$(38,445)

Earnings (loss) per share — basic	$2.25	$(5.63)
Earnings (loss) per share — diluted	$2.00	$(5.63)

Shares used in per share calculation — basic	6,852	6,832
Shares used in per share calculation — diluted	8,090	6,832
Presentation gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2012	2011
Net income (loss)	$15,385	$(38,445)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(4,308)	2,334
Reclassification of foreign currency translation adjustments included in net income (loss)	(59)	—
Unrealized gain (loss) on investments, net of tax of $50 and $95 for the three months ended June 30, 2012 and 2011, respectively	(84)	158
Other comprehensive income (loss)	(4,451)	2,492

Comprehensive income (loss)	$10,934	$(35,953)

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Three Months Ended June 30,
	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$15,385	$(38,445)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,115	2,897
Amortization of licenses and software development(1)	25,735	69,182
Loss on disposal of property and equipment	2	16
Restructuring charges	1,389	(140)
Changes in deferred net revenue and related expenses	(47,815)	(44,516)
Amortization of debt issuance costs	—	37
Stock-based compensation(2)	615	1,631
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	10,767	111,772
Inventory	2,959	5,124
Licenses	(3,787)	(6,186)
Software development	(31,961)	(50,995)
Prepaid expenses and other current assets	(1,965)	(739)
Accounts payable	7,737	(24,141)
Accrued and other liabilities	(28,662)	8,923
Deferred net revenue	(16)	(451)
Income taxes	(565)	46
Net cash provided by (used in) operating activities	(48,067)	34,015

INVESTING ACTIVITIES:
Other long-term assets	1	355
Purchases of property and equipment	(1,808)	(3,303)
Net cash used in investing activities	(1,807)	(2,948)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	—	21
Net cash provided by financing activities	—	21
Effect of exchange rate changes on cash	(5,166)	2,345
Net increase (decrease) in cash and cash equivalents	(55,040)	33,433
Cash and cash equivalents — beginning of period	75,977	85,603
Cash and cash equivalents — end of period	$20,937	$119,036
________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q ("10-Q") present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively "THQ," "we," "us," "our," or the "Company").  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, and condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the "2012 10-K").

At June 30, 2012, we had working capital of $27.6 million, including cash and cash equivalents of $20.9 million, and we had total stockholders' deficit of $20.8 million. Although we believe our business plan is achievable, should we fail to achieve the net sales, gross margin levels, and customer payment and vendor credit terms we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts (including future product development) to fund our operations, which could result in additional restructuring and impairment charges. However, there is no assurance that we would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. If for any reason our projections do not materialize, we may not be able to comply with the requirements of our credit and debt facilities (see "Note 6 — Debt").

Principles of Consolidation. Our condensed consolidated financial statements include the accounts of THQ Inc. and our wholly-owned subsidiaries.

Reverse stock split. On January 25, 2012, we received a notification letter from NASDAQ notifying us that we were not in compliance with the $1.00 minimum bid price requirement (NASDAQ Marketplace Rule 5450(a)(1) (the "Rule") because the bid price for our common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, we held a special meeting of stockholders on June 29, 2012 to solicit stockholder approval of a proposal to approve an amendment to our certificate of incorporation to effect a reverse stock split ("Reverse Stock Split"). On July 2, 2012, we announced the timing and details regarding stockholder approval of the Reverse Stock Split, which was effected on July 5, 2012 at a ratio of one-for-ten with no change in par value. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares were entitled to an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by $5.75. On July 23, 2012, we received a letter from NASDAQ informing us that we had regained compliance with the Rule. All consolidated per share information presented in this Form 10-Q gives effect to the Reverse Stock Split.

Summary of Significant Accounting Policies. In the three months ended June 30, 2012, we did not have any material changes to our significant accounting policies.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and it eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this pronouncement in the three months ended June 30, 2012 did not materially impact our results of operations, financial position or cash flows. We do not expect that the proposed deferral guidance will have a material impact on our consolidated financial statements when and if adoption is required.

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

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three months ended June 30, 2012 and 2011 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended June 30, 2012	13 weeks	June 30, 2012
Three months ended June 30, 2011	13 weeks	July 2, 2011

2.   Balance Sheet Details

Inventory.  Inventory at June 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Finished goods	$13,884	$16,860
Components	1,486	1,625
Inventory	$15,370	$18,485

Inventory balances at June 30, 2012 and March 31, 2012 are net of reserves of $18.2 million and $21.1 million, respectively. The inventory reserve balance at June 30, 2012 consists primarily of reserves related to our uDraw Game Tablet ("uDraw").

Prepaid expenses and other current assets. Prepaid expenses and other current assets at June 30, 2012 and March 31, 2012 primarily consisted of product costs totaling $10.7 million and $33.4 million, respectively, that were deferred in connection with the deferral of related net revenue. Also included in prepaid expenses and other current assets at June 30, 2012 and March 31, 2012 were product prepayments of $0.7 million and $1.1 million, respectively.

Property and equipment, net.  Property and equipment, net at June 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	Useful lives	June 30, 2012	March 31, 2012
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	53,231	53,624
Furniture, fixtures and equipment	5 yrs	7,186	7,570
Leasehold improvements	3-6 yrs	13,857	13,005
Automobiles	2-5 yrs	87	87
		75,492	75,417
Less: accumulated depreciation		(52,932)	(53,285)
Property and equipment, net		$22,560	$22,132

Depreciation expense associated with property and equipment amounted to $2.1 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively.

Accrued and other current liabilities.  Accrued and other current liabilities at June 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Accrued liabilities	$11,861	$13,345
Settlement payment	4,000	4,000
Accrued compensation	7,408	13,117
Accrued third-party software developer milestones	6,298	15,201
Accrued royalties	23,157	38,030
Accrued and other current liabilities	$52,724	$83,693

Other long-term liabilities.  Other long-term liabilities at June 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Minimum license guarantees	$36,367	$36,405
Deferred rent	6,817	6,667
Accrued liabilities	7,242	7,127
Settlement payment	1,695	3,638
Other long-term liabilities	$52,121	$53,837

Settlement payments included in the tables above are payable to JAKKS Pacific, Inc. ("Jakks"). In the three months ended June 30, 2012 we paid $2.0 million and renegotiated the payment terms of the remaining liability such that $1.0 million will be due on each of August 30, 2012 and October 30, 2012, and ten payments of $0.4 million are due monthly beginning in February 2013, through to November 2013. Of the remaining settlement payment due to Jakks, $4.0 million is reflected in "Accrued and other current liabilities" and $1.7 million is reflected in "Other long-term liabilities" in our condensed consolidated balance sheets, reflecting the present value of the remaining consideration payable under the agreement between THQ and Jakks.  See "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2012 10-K for a discussion of the Jakks settlement payments.

3. Licenses and Software Development

Licenses. As of June 30, 2012 and March 31, 2012, the net carrying value of our licenses was $57.7 million and $64.5 million, respectively, and was reflected as “Licenses” and “Licenses, net of current portion” in our condensed consolidated balance sheets. At June 30, 2012, all minimum license commitments are reflected in our condensed consolidated balance sheet as the licensors have no remaining performance obligations.

Software Development. As of June 30, 2012 and March 31, 2012, the net carrying value of our software development was $116.8 million and $130.6 million, respectively, and was reflected as “Software development” and “Software development, net of current portion” in our condensed consolidated balance sheets. At June 30, 2012 we had commitments of $57.9 million that are not reflected in our condensed consolidated balance sheet due to remaining performance obligations of the external developers. Software amortization and royalties expense in the three months ended June 30, 2012 included a $5.2 million charge related to the write-off of capitalized software development due to the cancellation of an unreleased title and a $1.4 million charge related to a change in the development direction of another unreleased title. Additionally, software amortization and royalties expense in the three months ended June 30, 2012 included a net benefit of $2.3 million related to the June 1, 2012 transfer of the license we previously had to develop games based on the Ultimate Fighting Championship ("UFC"). The net benefit was the result of charges incurred related to the write-off of software development costs we had previously capitalized for the UFC game that was under development at the time of the license transfer, offset by a cash payment we received from the licensor upon the transfer of the license. All these actions were undertaken in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges”).

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

We did not record any software development impairment charges in the three months ended June 30, 2012. In the three months ended June 30, 2011 we recognized software development impairment charges of $0.6 million.

4.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding loss related to our investment in Yuke's for the three months ended June 30, 2012 was $0.1 million. For the three months ended June 30, 2011 the pre-tax unrealized gain related to our investment in Yuke's was $0.3 million. As of June 30, 2012, the inception-to-date unrealized holding gain on our investment in Yuke's was $1.3 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our condensed consolidated balance sheets.

Other long-term assets as of June 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	June 30, 2012	March 31, 2012
Investment in Yuke's	$4,506	$4,641
Deferred financing costs	1,351	1,510
Other	6,914	6,536
Total other long-term assets	$12,771	$12,687

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

Fiscal 2013 First Quarter Realignment and other associated charges. On June 1, 2012, we entered into an agreement to transfer our license to develop future games based on the Ultimate Fighting Championship ("UFC"). This action resulted in the closure of the studio developing the UFC game that was under development at the time of the license transfer. The following table summarizes the components and activity under the fiscal 2013 first quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three months ended June 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended June 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$—	$—	$—
Charges to operations	915	293	1,208
Non-cash write-offs	—	(293)	(293)
Cash payments, net of sublease income	(38)	—	(38)
Foreign currency and other adjustments	119	—	119
Ending balance	$996	$—	$996

In connection with the transfer of the license we had with the UFC, we recorded a net benefit of $2.3 million (recorded within “Cost of sales — Software amortization and royalties” in our condensed consolidated statement of operations). The net benefit was the result of charges incurred related to the write-off of software development costs we had previously capitalized for the UFC game that was under development at the time of the license transfer, offset by a cash payment we received from the licensor upon the transfer of the license. Additionally, we incurred charges of $0.9 million related to cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations) associated with the closure of the studio that had been developing the UFC game that was under development at the time of the license transfer.

Additionally, in the three months ended June 30, 2012, we incurred a $5.2 million charge related to the write-off of capitalized software development due to the cancellation of an unreleased title and a $1.4 million charge related to a change in the development direction of another unreleased title (recorded within “Cost of sales — Software amortization and royalties” in our condensed consolidated statements of operations). These actions were taken in June 2012 in connection with an evaluation of our products under development by our new President, appointed on May 25, 2012.

We do not expect any significant future charges under the fiscal 2013 first quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 Fourth Quarter Realignment and other associated charges. On January 26, 2012, we initiated a plan of restructuring in connection with our updated business strategy in order to better align our operating expenses with the lower expected future revenue. The following table summarizes the components and activity under the fiscal 2012 fourth quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three months ended June 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended June 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$536	$—	$536
Charges to operations	17	—	17
Non-cash write-offs	—	—	—
Cash payments, net of sublease income	(85)	—	(85)
Foreign currency and other adjustments	(59)	—	(59)
Ending balance	$409	$—	$409

Since the inception of the fiscal 2012 fourth quarter realignment through June 30, 2012, total restructuring charges amounted to $1.2 million.

In connection with these actions, in the three months ended June 30, 2012, we incurred a benefit of $0.3 million related to changes in estimates of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations). Additionally, in the three months ended June 30, 2012, we incurred a benefit of $2.0 million related to the release of a license obligation that had been accrued at March 31, 2012 in connection with our negotiations with one of our previous kids' licensors (recorded within “Cost of sales — License amortization and royalties” expense in our condensed consolidated statements of operations). We do not expect any significant future charges under the fiscal 2012 fourth quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 Second Quarter Realignment. On August 9, 2011, we announced a plan to realign our internal studio development teams and video games in development in order to better match our resources with our target portfolio of interactive entertainment and continue our transition away from traditional console games based on licensed kids' titles and movie entertainment properties.  The following table summarizes the components and activity under the fiscal 2012 second quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three months ended June 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended June 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$2,341	$—	$2,341
Charges to operations	77	—	77
Non-cash write-offs	—	—	—
Cash payments, net of sublease income	(300)	—	(300)
Foreign currency and other adjustments	(9)	—	(9)
Ending balance	$2,109	$—	$2,109

Since the inception of the fiscal 2012 second quarter realignment through June 30, 2012, total restructuring charges amounted to $4.2 million.

We do not expect any future charges under the fiscal 2012 second quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 First Quarter Realignment. In the first quarter of fiscal 2012, we announced the closure of our studio located in the U.K. as we continued to refine our video game line-up and utilize studio locations in more cost effective markets. The following table summarizes the components and activity under the fiscal 2012 first quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three months ended June 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended June 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$585	$—	$585
Charges to operations	6	—	6
Non-cash write-offs	—	—	—
Cash payments, net of sublease income	(52)	—	(52)
Foreign currency and other adjustments	(11)	—	(11)
Ending balance	$528	$—	$528

Since the inception of the fiscal 2012 first quarter realignment through June 30, 2012, total restructuring charges amounted to $0.8 million.

There were no other significant charges recorded in the three months ended June 30, 2012 related to this realignment. In the three months ended June 30, 2011, there were no charges incurred in connection with this realignment plan that were classified as "Restructuring" in our condensed consolidated statements of operations. However, in that same period we incurred $1.7 million of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations) and a $1.4 million charge related to the cancellation of an unannounced title that had been under development at the studio that was closed (recorded within “Cost of sales — Software amortization and royalties” in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2012 first quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 Fourth Quarter Realignment. In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models. This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations. The following table summarizes the components and activity under the fiscal 2011 fourth quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three months ended June 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended June 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$321	$—	$321
Charges to operations	50	—	50
Non-cash write-offs	—	—	—
Cash payments, net of sublease income	(128)	—	(128)
Foreign currency and other adjustments	7	—	7
Ending balance	$250	$—	$250

Since the inception of the fiscal 2011 fourth quarter realignment through June 30, 2012, total restructuring charges amounted to $0.6 million. There were no other significant charges recorded in the three months ended June 30, 2012 related to this realignment.

Restructuring expenses recorded during the three months ended June 30, 2011 related to studio closures and were insignificant. Additionally, in the three months ended June 30, 2011, we incurred $1.7 million of cash severance charges related to eliminated positions (recorded within operating expenses in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2011 fourth quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

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

The following table summarizes the restructuring lease and contract termination activity under the fiscal 2009 realignment for the three months ended June 30, 2012 and 2011, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended June 30,
	2012	2011
Beginning balance	$1,211	$1,335
Charges (benefit) to operations	31	(143)
Non-cash write-offs	—	—
Cash payments, net of sublease income	(99)	(173)
Foreign currency and other adjustments	(20)	(4)
Ending balance	$1,123	$1,015

Since the inception of the fiscal 2009 realignment through June 30, 2012, total restructuring charges amounted to $18.8 million.

The aggregated restructuring accrual balances at June 30, 2012 and March 31, 2012 of $5.4 million and $5.0 million, respectively, related to future lease payments for facilities vacated under all of our realignment plans (offset by estimates of future sublease income), and accruals for other non-cancellable contracts.  As of June 30, 2012, $2.4 million of the restructuring accrual is included in "Accrued and other current liabilities" and $3.0 million is included in "Other long-term liabilities" in our condensed consolidated balance sheet.  As of March 31, 2012, $1.9 million of the restructuring accrual was included in "Accrued and other current liabilities" and $3.1 million was included in "Other long-term liabilities" in our condensed consolidated balance sheet.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were vacated.

6.  Debt

Credit Facility

On September 23, 2011, we entered into a Credit Agreement and a Security Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”), which were amended pursuant to Amendment Number One to Credit Agreement and Security Agreement dated July 23, 2012 (collectively, as so amended, the “Credit Facility”). The Credit Facility provides for a revolving facility of up to $50.0 million. The Credit Facility allows for up to $10.0 million to be used as a letter of credit subfacility.

The Credit Facility has a four-year term; however, it will terminate on June 16, 2014 if any obligations are then still outstanding under the $100.0 million 5% convertible senior notes more fully described below. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our revolving borrowings. Debt issuance costs capitalized in connection with the Credit Facility totaled $1.3 million; these costs are being amortized over the term of the Credit Facility. We are required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees with respect to letters of credit.
During the three months ended June 30, 2012 there were no borrowings under the Credit Facility and accordingly there was no related interest expense in that period. In the three months ended June 30, 2012, amortization of debt issuance costs related to the Credit Facility was $0.1 million; this amount was capitalized as part of our in-process software development costs (as further discussed below). There were no outstanding borrowings under the Credit Facility as of June 30, 2012. During the three months ended June 30, 2012, we established a letter of credit for $0.6 million under the Credit Facility that is related to a lease we have for one of our studio locations.

The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the $100.0 million 5% convertible senior notes more fully described below, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility may be declared to be immediately due and payable and any amount outstanding will bear interest at 2.0% above the interest rate otherwise applicable.  In the event availability on the Credit Facility is below 12.5% (16% beginning January 1, 2013) of the maximum revolver amount, the Credit Facility requires that we maintain certain financial covenants.  As of June 30, 2012, we had availability in excess of 12.5% and therefore we were not subject to the financial covenants. In the event the financial covenants become applicable, we would be required to have EBITDA, as defined in the Credit Facility, of $9.8 million for the four quarters ended June 30, 2012. Beginning September 30, 2012, the EBITDA requirements are replaced with a requirement that we must maintain an annual fixed charge coverage ratio, as defined in the Credit Facility, of at least 1.1 to 1.0.
The Credit Facility is guaranteed by most of our domestic subsidiaries and secured by substantially all of our assets. The Credit Facility contains financial reporting covenants and other customary affirmative and negative covenants, including, among other terms and conditions, limitations (subject to certain permitted actions) on our ability to: create, incur, guarantee or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments or capital expenditures; or pay dividends or make distributions.
As of June 30, 2012, we were in compliance with all applicable covenants and requirements under the Credit Facility.

Convertible Senior Notes

On August 4, 2009, we issued $100.0 million 5% convertible senior notes ("Notes").  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  The Notes are our unsecured and unsubordinated obligations. All share and per share information presented gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

The Notes are initially convertible into shares of our common stock at a conversion rate of 11.7474 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $85.13 per share.  At this conversion rate and upon conversion of 100% of our Notes outstanding at June 30, 2012, our Notes would convert into 1.2 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 1.5 million, subject to adjustment.  We considered all our other commitments that may require the issuance of stock (e.g., stock options, restricted stock units, warrants, and other potential common stock issuances) and have determined that as of June 30, 2012, we have sufficient authorized and unissued shares available for the conversion of the Notes during the maximum period the Notes could remain outstanding. The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.

In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at June 30, 2012; these costs are being amortized over the term of the Notes.

In the three months ended June 30, 2012 and June 30, 2011 all interest expense and amortization of debt issuance costs related to the Notes were capitalized to software development. The effective interest rate, before capitalization of any interest expense and amortization of debt issuance costs, was 5.64% for the three months ended June 30, 2012 and 2011.

Capitalization of Interest Expense

We capitalize interest expense and related amortization of debt issuance costs as part of in-process software development costs.  Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize these balances to "Cost of sales - Software amortization and royalties" as part of the software development costs.  In the three months ended June 30, 2012 and 2011 we capitalized $1.5 million and $1.4 million, respectively, of interest expense and related amortization of debt issuance costs.

7.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2012 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2013	$57,685	$13,020	$11,087	$—	$3,071	$84,863
2014	19,413	1,907	14,010	—	3,624	38,954
2015	13,600	1,163	12,413	100,000	424	127,600
2016	7,500	594	7,493	—	90	15,677
2017	7,867	513	4,610	—	—	12,990
Thereafter	6,000	375	11,690	—	—	18,065
	$112,065	$17,572	$61,303	$100,000	$7,209	$298,149

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of June 30, 2012 are $112.1 million. License commitments in the table above include $54.1 million of commitments payable to licensors that are included in both "Accrued and other current liabilities"

and "Other long-term liabilities" in our June 30, 2012 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements. These minimum commitments are based upon the specific arrangements we have with the respective licensors and range from fixed amounts to specified percentages of projected net sales (ranging from 5%-10%) related to the respective licenses.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $2.4 million and $3.0 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our June 30, 2012 condensed consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $2.1 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions or required repurchases of the Notes, we expect to pay $5.0 million in fiscal 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $12.5 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2012 10-K, amounts payable to Jakks totaling $6.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at June 30, 2012 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our June 30, 2012 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At June 30, 2012, we had $3.9 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Litigation.

Federal Securities Class Action Case

A purported class action lawsuit on behalf of purchasers of THQ common stock between May 3, 2011 and February 3, 2012 (the "Class Period"), styled Zaghian vs. THQ Inc., et al., was filed against the Company and certain executive officers of the Company on June 15, 2012, in the United States District Court for the Central District of California, Southern Division.  The complaint alleges that the defendants knowingly made materially false and misleading statements regarding the Company's uDraw GameTablet during the Class Period.  The complaint seeks unspecified damages, reasonable attorneys' and experts' fees and costs and other relief.  The Company and the other defendants believe the complaint is without merit and intend to vigorously defend the pending lawsuit.

Additionally, we are subject to ordinary routine claims and litigation incidental to our business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

8.   Stock-based Compensation

All share and per share information presented gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

Subject to certain adjustments, as of June 30, 2012, the total number of shares of THQ common stock reserved for issuance under our Long-Term Incentive Plan (“LTIP”) was 1.9 million shares.

On May 25, 2012, we appointed Jason Rubin ("Rubin") as our President and Jason Kay ("Kay") as our Chief Strategy Officer. As inducements to their employment, both were granted equity awards as follows:

•
stock option awards of 95,000 and 55,000 shares of our common stock, respectively. These awards have an exercise price of $6.10 per share (the fair market value of a share of our stock on May 25, 2012 adjusted for the Reverse Stock Split) and vest in three equal annual installments on the anniversary date of the grant, and are subject to continued employment; and

•
restricted stock unit awards of 95,000 and 55,000 shares of our common stock, respectively. These awards will vest in two equal installments based on the achievement of certain stock price performance goals that must be met prior to the fourth anniversary of this award. The first half of these awards will vest on the first date that the company’s common stock equals or exceeds $20.00 per share for ten consecutive trading days, and the second half of these awards will vest on the first date that our common stock equals or exceeds $30.00 per share for ten consecutive trading days, and are subject to continued employment.

Additionally, Rubin and Kay were granted, collectively, stock option awards of 307,176 shares of our common stock with an exercise price of $6.10 per share (the "Matching Award"). These shares will vest in full on the first date prior to March 31, 2013 that Rubin alone, or together with Kay, purchases shares of our common stock having a value at the time of purchase of at least $1.5 million. In the event this purchase of common stock is made by Rubin and Kay together, Rubin must purchase at least $1.0 million of the common stock with the remaining portion purchased by Kay, and this Matching Award would then be allocated to Rubin and Kay in direct proportion to the aggregate value of the common stock that each purchased. If the award does not vest prior to March 31, 2013, it will be terminated and forfeited as of that date.

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

Our income tax expense for the three months ended June 30, 2012 and 2011 was $0.5 million and $1.1 million, respectively, primarily related to foreign tax jurisdictions. These amounts represent effective tax rates for the three months ended June 30, 2012 and 2011 of 3.2% (provision on net income) and 3.1% (provision on a loss), respectively. The rate for the three months ended June 30, 2012 and 2011 differs from the U.S. federal statutory rate of 35% primarily due to a benefit from the valuation allowance.

Our unrecognized tax benefits increased by $0.1 million in the three months ended June 30, 2012, from $3.8 million at March 31, 2012 to $3.9 million at June 30, 2012, of which $3.1 million would impact our effective tax rate if recognized. Due to inherent uncertainty we are not able to determine the timing and recognition of our unrecognized tax benefits. Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

We conduct business internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. Federal, U.S. state, and certain foreign jurisdictions.  Accordingly, we are subject to examination by taxing authorities throughout the world, including Australia, China, France, Germany, Italy, Japan, Korea, Luxembourg, Netherlands, Spain, Switzerland, and the U.K.  Certain state and certain non-U.S. income tax returns are currently under various stages of audit or potential audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  We are no longer subject to U.S. Federal, state, and local or foreign jurisdiction income tax examinations by tax authorities for March 31, 2007 and prior years.

At June 30, 2012, approximately 75% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  We expect to repatriate all or a portion of these funds to the U.S., and we may be required to pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the U.S., as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of June 30, 2012, we had no amounts accrued for interest and for the potential payment of penalties.

10.   Earnings (Loss) Per Share

All earnings (loss) per share information presented gives effect to the Reverse Stock Split, which occurred on July 5, 2012. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented (amounts in thousands):

	For the Three Months Ended June 30,
	2012	2011
Net income (loss) used to compute basic earnings (loss) per share	$15,385	$(38,445)
Adjustment to add-back amortization of previously capitalized interest expense and debt amortization costs associated with the Notes	759	—
Net income (loss) used to compute diluted earnings (loss) per share	$16,144	$(38,445)

Weighted-average number of shares outstanding — basic	6,852	6,832
Dilutive effect of potential common shares	63	—
Conversion of the Notes	1,175	—
Number of shares used to compute earnings (loss) per share — diluted	8,090	6,832

For the three months ended June 30, 2012, the result of the if-converted calculation applied to the Notes was dilutive and as such we included the potential conversion of 1.2 million shares under our Notes in our diluted earnings per share calculation as shown in the table above.  For the three months ended June 30, 2011, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 1.2 million shares under our Notes in our diluted earnings per share calculation in that period.

For the three months ended June 30, 2012, we excluded 1.2 million potential common shares from the computation of diluted earnings per share as their inclusion would have been antidilutive.

As a result of our net loss for the three months ended June 30, 2011, we have excluded 1.0 million potential common shares from the computation of diluted loss per share as their inclusion would have been antidilutive. Had we reported net income for the three months ended June 30, 2011, an additional 17,060 shares of common stock would have been included in the number of shares used to calculate diluted loss per share.

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$88	$—	$—	$88
Other long-term assets, net - Investment in Yuke's	4,506	—	—	4,506
Total	$4,594	$—	$—	$4,594

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$—	$—	$—	$—
Other long-term assets, net - Investment in Yuke's	4,641	—	—	4,641
Total	$4,641	$—	$—	$4,641

During the three months ended June 30, 2012 we did not hold any Level 3 financial assets.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and accrued royalties approximate fair value based on their short-term nature.

The book value and fair value of the Notes at June 30, 2012 was $100.0 million and $57.8 million, respectively; the fair value was determined using quoted market prices in active markets.

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

Cash Flow Hedging Activities.  From time to time, we may elect to hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign currency exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the three months ended June 30, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities.  The foreign currency exchange forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts are generally not significant at each month-end.

At June 30, 2012, we did not have any outstanding foreign currency exchange forward contracts related to balance sheet hedging activities. At March 31, 2012, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $92.2 million with a fair value that approximates zero at March 31, 2012.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  The net loss recognized from these contracts during the three months ended June 30, 2012 was $4.3 million. The net gain recognized from these contracts during three months ended June 30, 2011 was $1.5 million. Net gains and losses recognized from these contracts are included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

12.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of June 30, 2012 and March 31, 2012 we had $28.6 million, authorized and available for common stock repurchases.  During the three months ended June 30, 2012, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

13. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for video game consoles, handheld devices and PCs, including via the Internet. The following information sets forth geographic information on our net sales and total assets for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended June 30, 2012
Net sales to unaffiliated customers before changes in deferred net revenue	$23,325	$12,006	$3,194	$38,525
Changes in deferred net revenue	57,933	29,273	7,956	95,162
Net sales to unaffiliated customers	$81,258	$41,279	$11,150	$133,687
Total assets	$119,343	$130,505	$32,967	$282,815
Three months ended June 30, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$87,743	$35,230	$18,266	$141,239
Changes in deferred net revenue	28,516	24,259	1,139	53,914
Net sales to unaffiliated customers	$116,259	$59,489	$19,405	$195,153
Total assets	$446,989	$178,842	$57,874	$683,705

Information about our net sales by platform for the three months ended June 30, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended June 30,
Platform	2012	2011
Consoles
Microsoft Xbox 360	$13,980	$51,542
Sony PlayStation 3	9,861	35,782
Nintendo Wii	3,196	19,024
Sony PlayStation 2	284	1,019
	27,321	107,367
Handheld
Nintendo Dual Screen	3,467	21,284
Sony PlayStation Portable	641	2,122
Wireless	421	736
	4,529	24,142

PC	6,675	9,730
Net sales before changes in deferred net revenue	38,525	141,239
Changes in deferred net revenue	95,162	53,914
Total net sales	$133,687	$195,153

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

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the "2012 10-K").

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

Our titles span multiple categories, including action, adventure, fighting, role-playing, simulation, and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to mass market.  Our portfolio of key franchises currently includes:

•	games based on our owned intellectual properties including Company of Heroes, Darksiders, Homefront, and Saints Row; and new properties in development by Patrice Désilets and Turtle Rock Studios, and

•	core games based on licensed properties including Games Workshop's Warhammer 40,000 universe, Metro, South Park Digital Studios' South Park, and World Wrestling Entertainment ("WWE").

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

Our global sales network includes offices throughout North America, Europe and Australia. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games digitally via the Internet and, to a lesser extent, through high-end wireless devices, such as the iPhone, iTouch and iPad, as well as wireless devices run on the Google Android and Windows Mobile platforms.

Strategic Plan and Product Updates, Business realignments, and Other Updates

Our strategy is focused on creating and marketing high-demand core games with a significant digital component. These connected experiences, in particular, are key to increasing customer engagement, retention, and monetization. A key part of our strategy is to build franchises for the next generation of consoles at or shortly after they are launched. To execute on our strategic plan, on May 25, 2012 we bolstered our management team by appointing a new President and a new Chief Strategy Officer.

In June 2012, in connection with the hiring of our new President, we re-evaluated our games under development and as a result we:

•	incorporated the development of the standalone expansion Saints Row: The Third – Enter the Dominatrix into production of the next great sequel in the Saints Row franchise; and

•
cancelled an unreleased title and changed development direction on another unreleased title; these actions resulted in combined non-cash charges of $6.6 million (see "Note 5 — Restructuring and Other Charges” included in Part I, item 1 for further information).

UFC license. On June 1, 2012, we entered into an agreement to transfer our license to develop future games based on the UFC, which resulted in a cash payment to us. In connection with this action, we wrote-off capitalized software development related to the UFC game that had been under development at the time of the license transfer; these actions resulted in a combined net benefit of $2.3 million. Additionally, we realigned our business through the closure of the studio that had been developing the game. (See "Note 5 — Restructuring and Other Charges” included in Part I, item 1 for further information).

Nasdaq Listing. On January 25, 2012, we received a notification letter from NASDAQ notifying us that we were not in compliance with the $1.00 minimum bid price requirement (NASDAQ Marketplace Rule 5450(a)(1) (the "Rule")) because the bid price for our common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, we held a special meeting of stockholders on June 29, 2012 to solicit stockholder approval of a proposal to approve an amendment to our certificate of incorporation to effect a reverse stock split ("Reverse Stock Split"). On July 2, 2012, we announced the timing and details regarding stockholder approval of the Reverse Stock Split, which was effected on July 5, 2012 at a ratio of one-for-ten with no change in par value. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares were entitled to an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by $5.75. On July 23, 2012, we received a letter from NASDAQ informing us that we had regained compliance with the Rule.

Business Trends

The following trends affect our business:

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry began delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will come via online distribution methods, including, multi-player online games (both subscription and free-to-play), free-to-play micro-transaction based games, paid downloadable content ("DLC"), and digital downloads of full-games. Conversely, based on industry data, we believe retail sales for the industry will continue to be a decreasing revenue source over the next several years. For the six months ended June 30, 2012, reported retail software sales in the U.S. for the industry decreased 29% compared to the same period in 2011 according to the NPD Group; for the same period, across U.K., Germany, France, Spain and Benelux, aggregated retail software sales decreased 17% compared to the same six-month period in 2011 according to GfK.  However, digital sales for the industry are expected to grow over 24% worldwide in calendar 2012 and almost double, over calendar 2011 levels, in the following five years to $68.5 billion worldwide according to the International Development Group, Inc.'s Forecast Update (April 2012). Accordingly, we plan to emphasize the digital components in our future core game releases. In the event our games are released with increasingly more undelivered elements at the time of sale, such as the online service present within some of our games, more of our revenue may be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

Sales Concentration of Top Titles

The majority of money spent by consumers on video game software is spent on a few top titles. Because of the demand for “hit” titles and the costs to develop our games, we believe that it is important to focus our development efforts on bringing a select number of high-quality, competitive products to market.

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

Shifting Preferences in the Casual and Lifestyle Market

Over the past few years, our industry has seen a shift in preferences in the casual and lifestyle games market away from kids' and movie-based licensed console titles. We believe this shift is due to gameplay with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices. As discussed above, in response to this continued shift in preferences, we exited the market for video games based on licensed kids' and movie-based entertainment properties and uDraw. Approximately 17% and 39% of our net sales before the impact of changes in deferred net revenue in the three months ended June 30, 2012 and 2011, respectively, came from these types of games.

Results of Operations — Comparison of the Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, we reported a net income of $15.4 million, or $2.00 per diluted share, compared with a net loss of $38.4 million, or $5.63 per diluted share, in the same period last fiscal year.

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices, and PCs, including via the Internet. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,				Increase/ (Decrease)	% Change
	2012		2011
Net sales before changes in deferred net revenue	$38,525	28.8%	$141,239	72.4%	$(102,714)	(72.7)%
Changes in deferred net revenue	95,162	71.2	53,914	27.6	41,248	76.5
Consolidated net sales	$133,687	100.0%	$195,153	100.0%	$(61,466)	(31.5)%

We did not have any major new releases in the three months ended June 30, 2012. Net sales before changes in deferred net revenue in the current quarter were primarily driven by continued sales of Saints Row: The Third, initially released in the third quarter of fiscal 2012, including sales generated from its digital content offerings and full-game digital downloads. Also contributing to net sales before changes in deferred net revenue in the three months ended June 30, 2012 were sales of other catalog titles such as WWE '12.

Included in net sales before changes in deferred net revenue in the three months ended June 30, 2012 was $13.4 million of digital revenue, which was 33% higher than the same period last fiscal year. Digital revenue primarily consists of digital downloads of full-games and paid downloadable content.

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

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,				Increase/	%
	2012		2011		(Decrease)	Change
New releases	$917	2.4%	$89,029	63.0%	$(88,112)	(99.0)%
Catalog	37,608	97.6	52,210	37.0	(14,602)	(28.0)
Net sales before changes in deferred net revenue	38,525	100.0%	141,239	100.0%	(102,714)	(72.7)
Changes in deferred net revenue	95,162		53,914		41,248	76.5
Consolidated net sales	$133,687		$195,153		$(61,466)	(31.5)%

Net sales of our new releases decreased $88.1 million in the three months ended June 30, 2012, compared to the same period last fiscal year, reflecting the fact that we did not have any major new releases in the current quarter. In the same period a year ago, we released several new titles including Red Faction: Armageddon and MX vs. ATV Alive.

Net sales of our catalog titles decreased $14.6 million in the three months ended June 30, 2012, compared to the same period last fiscal year, reflecting fewer catalog units sold.

Net Sales by Territory

The following table presents our net sales by territory for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,				Increase/	%
	2012		2011		(Decrease)	Change
North America	$23,325	60.5%	$87,743	62.1%	$(64,418)	(73.4)%
Europe	12,006	31.2	35,230	25.0	(23,224)	(65.9)
Asia Pacific	3,194	8.3	18,266	12.9	(15,072)	(82.5)
International	15,200	39.5	53,496	37.9	(38,296)	(71.6)
Net sales before changes in deferred net revenue	38,525	100.0%	141,239	100.0%	(102,714)	(72.7)
Changes in deferred net revenue	95,162		53,914		41,248	76.5
Consolidated net sales	$133,687		$195,153		$(61,466)	(31.5)%

Net sales in North America in the three months ended June 30, 2012 decreased $64.4 million compared to the same period last fiscal year. This decrease was primarily due to our release schedule as we did not release any new titles in the current quarter whereas in the same period last fiscal year we released several new titles. The decrease in net sales in North America was also due to a decline in the number of catalog units sold in the current quarter compared to the same period last fiscal year.

Net sales in Europe in the three months ended June 30, 2012 decreased $23.2 million compared to the same period last fiscal year. We estimate that changes in foreign currency translation rates during the three months ended June 30, 2012 decreased our reported net sales in this territory by $1.0 million. The decrease in net sales in this territory was primarily due to our release schedule as we did not release any new titles in the current quarter. This decrease was partially offset by an increase in the average selling price of our catalog units sold.

Net sales in the Asia Pacific territory in the three months ended June 30, 2012 decreased $15.1 million, compared to the same period last fiscal year. We estimate that changes in foreign currency translation rates decreased our reported net sales in this territory by $0.2 million during the three months ended June 30, 2012. The decrease in net sales in this territory was primarily due to lower net sales from catalog titles as we sold fewer catalog units and had lower average net selling prices in the current quarter compared to the same period last fiscal year. The decrease in net sales in this territory was also due to our release schedule as we did not release any new titles in the current quarter whereas in the same period last fiscal year we released several new titles.

Cost of Sales

Cost of sales decreased $58.5 million, or 41.8%, in the three months ended June 30, 2012 compared to the same period last fiscal year.  As a percent of net sales, cost of sales decreased 10.8 points in the three months ended June 30, 2012 compared to the same period last fiscal year.

Cost of Sales - Product Costs (amounts in thousands)

	June 30, 2012	% of net sales	June 30, 2011	% of net sales	% Change
Three Months Ended	$38,486	28.8%	$67,063	34.4%	(42.6)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In the three months ended June 30, 2012, product costs as a percent of net sales decreased 5.6 points compared to the same period last fiscal year. This decrease was primarily due to the current quarter recognition of net sales and product costs related to Saints Row: The Third. This title was initially released in the third quarter of fiscal 2012 and has had lower product costs relative to its net sales compared to the performance of products recognized in the same period last fiscal year. Additionally, the decrease in product costs as a percent of net sales in the current quarter was also due to an increase in our sales mix of digitally delivered revenue which does not have associated product costs. Digital revenue in the three months ended June 30, 2012 was driven by add-on content associated with Saints Row: The Third.

Cost of Sales - Software Amortization and Royalties (amounts in thousands)

	June 30, 2012	% of net sales	June 30, 2011	% of net sales	% Change
Three Months Ended	$37,353	27.9%	$64,920	33.3%	(42.5)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. Excluding charges associated with i) the cancellation of an unreleased game and ii) changes in the development direction on another unreleased game, as well as a net benefit associated with the June 2012 transfer of the license we previously had with the UFC and the related game cancellation, (see “Note 3 — Licenses and Software Development” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information), software amortization and royalties expense as a percent of net sales in the three months ended June 30, 2012 decreased 2.1 points compared to the same period last fiscal year. This decrease was primarily due to the current quarter recognition of net sales and software amortization expense related to Saints Row: The Third. This title was initially released in the third quarter of fiscal 2012 and has had lower software amortization expense relative to its net sales compared to the performance of products recognized in the same period last fiscal year.

Cost of Sales - License Amortization and Royalties (amounts in thousands)

	June 30, 2012	% of net sales	June 30, 2011	% of net sales	% Change
Three Months Ended	$5,749	4.3%	$8,139	4.2%	(29.4)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.  Net sales from our licensed properties represented 41% of our total net sales in the three months ended June 30, 2012 compared to 49% of our total net sales in the same period last fiscal year.

License amortization and royalties expense in the three months ended June 30, 2012 included a $2.0 million benefit related to the reduction of a license obligation that was accrued as of March 31, 2012 as a result of negotiations with one of our previous kids' licensors (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1). Excluding this benefit, license amortization and royalties expense as a percent of net sales in the three months ended June 30, 2012 increased 1.6 points compared to the same period last fiscal year. The primary driver of the increase in the three month comparative periods was higher effective license rates due to the performance of several of our licensed titles in the current quarter compared to their performance in the same period last fiscal year.

Operating Expenses

Our operating expenses decreased $57.3 million, or 61.8% in the three months ended June 30, 2012 compared to the same period last fiscal year.

Product Development (amounts in thousands)

	June 30, 2012	% of net sales	June 30, 2011	% of net sales	% Change
Three Months Ended	$9,295	7.0%	$30,189	15.5%	(69.2)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios which are not eligible, or are in a phase of development that is not yet able to be capitalized as part of software development. Product development expense decreased $20.9 million in the three months ended June 30, 2012 compared to the same period last fiscal year.

Included in the three months ended June 30, 2011 was $3.4 million of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1).  Excluding these charges, product development expense decreased $17.5 million in the three months ended June 30, 2012 compared to the same period last fiscal year.  This decrease was primarily due to a reduction in expenditures resulting from our studio closures and a reduction in the number of games under development.

Selling and Marketing (amounts in thousands)

	June 30, 2012	% of net sales	June 30, 2011	% of net sales	% Change
Three Months Ended	$14,639	11.0%	$50,676	26.0%	(71.1)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses decreased $36.0 million in the three months ended June 30, 2012 compared to the same period last fiscal year. The decrease on a dollar-basis in the three months ended June 30, 2012 was primarily due to our release schedule as we did not release any new titles in the current quarter.

Excluding the impact of changes in deferred net revenue, to arrive at a net sales basis that most closely relates to our selling and marketing activities in a given period, selling and marketing expenses as a percent of net sales increased 2.2 points in the three months ended June 30, 2012 compared to the same period last fiscal year, reflecting the overall lower net sales base in the current quarter.

General and Administrative (amounts in thousands)

	June 30, 2012	% of net sales	June 30, 2011	% of net sales	% Change
Three Months Ended	$10,132	7.6%	$12,049	6.2%	(15.9)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. The decrease of $1.9 million in general and administrative expenses in the three months ended June 30, 2012 was primarily due to lower personnel related costs.

Restructuring

Restructuring charges generally include costs such as, severance and other employee-based charges in excess of standard business practices, costs associated with lease abandonments less estimates of sublease income, charges related to long-lived assets, and costs of other non-cancellable contracts.  In the three months ended June 30, 2012, restructuring charges and adjustments were $1.4 million and were primarily due to the closure of a studio that had been developing a game under the UFC license which we transferred on June 4, 2012. In the three months ended June 30, 2011, restructuring charges and adjustments were minimal and reflected facility-related charges and adjustments due to changes in actual and estimated sublease income related to our fiscal 2009 realignment. For further information related to our realignment plans and charges and the events and decisions that gave rise to such charges, see “Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on our $100.0 million 5% convertible senior notes (“Notes”) and our Credit Agreement and Security Agreement (as amended, collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC. For further discussion of the Notes and the Credit Facility, see “Note 6 — Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and other income (expense), net in the three months ended June 30, 2012 was expense of $0.8 million and primarily consisted of foreign currency losses. Interest and other income (expense), net in the three months ended June 30, 2011 was income of $0.4 million and primarily consisted of foreign currency gains and interest income.

Income Taxes

Income tax expense for the three months ended June 30, 2012 was $0.5 million, compared to $1.1 million in the same period last fiscal year.  Income tax expense in both periods relates primarily to income earned in foreign jurisdictions, which is not reduced by carryforward losses in the U.S.  The effective tax rate differs significantly from the federal statutory rate; this difference is primarily due to taxable losses in the U.S. that are fully offset by a valuation allowance.

Liquidity and Capital Resources

Financial Condition

At June 30, 2012, we had working capital of $27.6 million, including cash and cash equivalents of $20.9 million. Our working capital was reduced by $20.0 million related to the non-cash deferral of revenue, net of related expenses, as of June 30, 2012.

With our focused product plan, lower cost structure, cash balance, existing credit facility and other sources of external liquidity, we believe we have adequate resources to execute on our plan and deliver on our strong multi-year pipeline of games. Although we believe our current business plan is achievable, should we fail to achieve the net sales, gross margin levels, and maintain the customer payment and vendor credit terms we anticipate, or if we were to incur significant unplanned cash outlays, it would become necessary for us to obtain additional sources of liquidity or make further cost cuts (including future product development) to fund our operations, which could result in additional realignment and impairment charges. However, there is no assurance that we would be able to obtain additional financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business. If for any reason our projections do not materialize, we may not be able to comply with the requirements of our credit and debt facilities as further discussed below. Our ability to achieve our business plan and anticipated levels of liquidity could also be affected by various risks and uncertainties described in "Part II, Item 1A. Risk Factors."

Sources and Uses of Cash

(Amounts in thousands)	June 30, 2012	March 31, 2012	Change
Cash and cash equivalents	$20,937	$75,977	$(55,040)
Percentage of total assets	7%	19%

	Three Months Ended June 30,
(Amounts in thousands)	2012	2011	Change
Net cash provided by (used in) operating activities	$(48,067)	$34,015	$(82,082)
Net cash used in investing activities	(1,807)	(2,948)	1,141
Net cash provided by financing activities	—	21	(21)
Effect of exchange rate changes on cash	(5,166)	2,345	(7,511)
Net increase (decrease) in cash and cash equivalents	$(55,040)	$33,433	$(88,473)

Generally, our primary sources of internal liquidity are cash and cash equivalents. In addition, as further discussed below, we may elect to sell certain of our eligible North American accounts receivable and we have other external sources of liquidity available to us, including our Credit Facility (as described below). Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, costs of internal software development, and selling and marketing expenses. In the three months ended June 30, 2012 our cash and cash equivalents decreased $55.0 million, from $76.0 million at March 31, 2012 to $20.9 million at June 30, 2012. The decrease in our cash balance was primarily due to investments in software development, payments of accounts payable and other liabilities, and capital expenditures, offset by collection of accounts receivable for released titles and expedited collections from our Walmart Purchase Agreement. For further information regarding the movement in our cash balance during the three months ended June 30, 2012, refer to the Condensed Consolidated Statement of Cash Flows for that period which is included in Part I, Item 1.

Our business is cyclical and thus our working capital needs are impacted by seasonality and the timing of new product releases. Cash used in operations tends to be at its highest during the first part of the third fiscal quarter, as we invest heavily in inventory for the holiday buying season. During the three months ended June 30, 2012, we did not borrow any funds. In addition, in order to expedite collections on our accounts receivable, we have sold, and expect to continue to sell certain of our accounts receivables from Walmart Stores, Inc. ("Walmart") without recourse, to Wells Fargo Bank, N.A. ("Wells") (as discussed below).

Walmart Purchase Agreement.
In November 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells. The Purchase Agreement gives us the option to sell our Walmart receivables to Wells, at our discretion, and significantly expedite our Walmart receivables collections. Wells will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart. During the three months ended June 30, 2012, to expedite our receivables collections from Walmart, we sold $1.4 million of accounts receivable under the Purchase Agreement, without recourse, that would have otherwise been collected subsequent to June 30, 2012. The loss related to interest recognized on this transaction for the three months ended June 30, 2012 which is classified in "Interest and other income (expense), net" in our condensed consolidated statements of operations was an immaterial amount. We expect to continue to sell our Walmart accounts receivable pursuant to the Purchase Agreement to further expedite collections.

Credit Facility.
On September 23, 2011, we entered into the Credit Facility. The Credit Facility provides for a revolving facility of up to $50.0 million. The Credit Facility allows up to $10.0 million of the total to be used as a letter of credit subfacility.

The Credit Facility has a four-year term; provided, however, it will terminate on June 16, 2014 if any obligations are still outstanding under the Notes. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our borrowings. We will be required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees with respect to letters of credit.
The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the Notes, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility may be declared to be immediately due and payable and any amount outstanding will bear interest at 2.0% above the interest rate otherwise applicable.  In the event availability on the Credit Facility is below 12.5% (16% beginning January 1, 2013) of the maximum revolver amount, the Credit Facility requires that we maintain certain financial covenants.  As of June 30, 2012, we had availability in excess of 12.5% and therefore we were not subject to the financial covenants.  In the event the financial covenants become applicable, we would be required to have EBITDA, as defined in the Credit Facility, of $9.8 million for the four quarters ended June 30, 2012. Beginning September 30, 2012, the EBITDA requirements are replaced with a requirement that we maintain an annual fixed charge coverage ratio, as defined in the Credit Facility, of at least 1.1 to 1.0.
The Credit Facility is guaranteed by most of our domestic subsidiaries and secured by substantially all of our assets. The Credit Facility contains financial reporting covenant and other customary affirmative and negative covenants, including, among other terms and conditions, limitations (subject to certain permitted actions) on our ability to: create, incur, guarantee or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of their respective properties; make investments or capital expenditures; or pay dividends or make distributions.
During the three months ended June 30, 2012, we did not borrow any funds and therefore incurred no related interest expense. In the three months ended June 30, 2012 amortization of debt issuance costs related to the Credit Facility was $0.1 million; these amounts were capitalized as part of in-process software development costs. There were no outstanding borrowings under the Credit Facility as of June 30, 2012. During the three months ended June 30, 2012, we established a letter of credit for $0.6 million under the Credit Facility that is related to a lease we have for one of our studio locations.

As of June 30, 2012, we were in compliance with all applicable covenants and requirements under the Credit Facility.

As of August 1, 2012, we have borrowed $10.0 million under the Credit Facility and we intend to utilize the Credit Facility up to a total amount of approximately $43.0 million to fund working capital needs for our upcoming slate of video games.

At June 30, 2012, approximately 75% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  We expect to repatriate all or a portion of these funds to the U.S., and we may be required to pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the U.S., as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.

Cash Flow from Operating Activities.  Cash used in operating activities was $48.1 million in the three months ended June 30, 2012, compared to cash provided by operating activities of $34.0 million in the same period last fiscal year.  The change in cash flow from operating activities was primarily the result of higher collections of receivables in the three months ended June 30, 2011 which was related to releases that occurred late in the fourth quarter of fiscal 2011.

Cash Flow from Investing Activities.  Cash used in investing activities was $1.8 million in the three months ended June 30, 2012, compared to $2.9 million in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to fewer purchases of property and equipment.

Cash Flow from Financing Activities.  There were no cash flows from financing activities in the three months ended June 30, 2012 and the financing activities in the same period last fiscal year were insignificant.

Effect of exchange rate changes on cash.  Changes in foreign currency translation rates decreased our reported cash balance by $5.2 million.

Key Balance Sheet Accounts

At June 30, 2012, our total current assets were $179.1 million, down from $290.0 million at March 31, 2012. In addition to cash and cash equivalents, our current assets primarily consisted of:

Accounts Receivable. Accounts receivable decreased $11.9 million, from $16.0 million at March 31, 2012 to $4.1 million at June 30, 2012. The decrease was primarily due to our release schedule as we did not release any major new releases in the three months ended June 30, 2012. Accounts receivable allowances were $47.0 million at June 30, 2012, a $23.4 million decrease from $70.4 million at March 31, 2012. Allowances for price protection and returns as a percentage of trailing nine-month net sales, excluding the impact of changes in deferred net revenue, were 6% and 11% at June 30, 2012 and 2011, respectively. We believe our current allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory decreased $3.1 million, from $18.5 million at March 31, 2012 to $15.4 million at June 30, 2012. The decrease in inventory was primarily due to our release schedule as we did not release any major new releases in the three months ended June 30, 2012. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve-month basis was 14 at both June 30, 2012 and March 31, 2012.

Licenses. Our investment in licenses, including the long-term portion, decreased $6.8 million, from $64.5 million at March 31, 2012 to $57.7 million at June 30, 2012. The decrease was primarily due to the recognition of previously deferred license amortization and royalties expense.

Software Development. Capitalized software development, including the long-term portion, decreased $13.7 million, from $130.6 million at March 31, 2012 to $116.8 million at June 30, 2012. The decrease was primarily due to the recognition of previously deferred software amortization and royalties expense. Approximately 79% of the software development asset balance at June 30, 2012 is for titles that have expected release dates in the remainder of fiscal 2013 and beyond.

Total current liabilities at June 30, 2012, were $151.5 million, down from $271.3 million at March 31, 2012. Current liabilities primarily consisted of:

Accounts Payable. Accounts payable increased $7.2 million, from $42.9 million at March 31, 2012 to $50.1 million at June 30, 2012. The increase in accounts payable was primarily due to the classification of certain customer credit balances within accounts payable at June 30, 2012.

Accrued and Other Current Liabilities. Accrued and other current liabilities decreased $31.0 million, from $83.7 million at March 31, 2012 to $52.7 million at June 30, 2012. The decrease was primarily due to payments of accrued royalties and timing of developer milestone payments and accruals.

Our liabilities at June 30, 2012 also consisted of:

Other long-term liabilities. Other long-term liabilities decreased $1.7 million, from $53.8 million at March 31, 2012 to $52.1 million at June 30, 2012. The decrease was primarily due to movements of a portion of the settlement payment due to Jakks, from long-term into current liabilities.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of June 30, 2012 (see “Note 6 — Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of June 30, 2012 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	License / Software Development Commitments (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2013	$57,685	$13,020	$11,087	$—	$3,071	$84,863
2014	19,413	1,907	14,010	—	3,624	38,954
2015	13,600	1,163	12,413	100,000	424	127,600
2016	7,500	594	7,493	—	90	15,677
2017	7,867	513	4,610	—	—	12,990
Thereafter	6,000	375	11,690	—	—	18,065
	$112,065	$17,572	$61,303	$100,000	$7,209	$298,149

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of June 30, 2012 are $112.1 million. License commitments in the table above include $54.1 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our June 30, 2012 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements. These minimum commitments are based upon the specific arrangements we have with the respective licensors and range from fixed amounts to specified percentages of projected net sales (ranging from 5%-10%) related to the respective licenses.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $2.4 million and $3.0 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our June 30, 2012 condensed consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $2.1 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions or required repurchases of the Notes, we expect to pay $5.0 million in fiscal 2013 and 2014, and $2.5 million in fiscal 2015, for an aggregate of $12.5 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2012 10-K, amounts payable to Jakks totaling $6.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at June 30, 2012 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our June 30, 2012 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At June 30, 2012, we had $3.9 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in Part II, Item 7 to our 2012 10-K, under the caption “Critical Accounting Estimates.”

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

Interest Rate Risk

At June 30, 2012, our $20.9 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer-term investments.  The value of these investments may fluctuate with changes in interest rates; however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three months ended June 30, 2012 was $0.2 million and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

At June 30, 2012, we had no outstanding balances under the Credit Facility.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the three months ended June 30, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At June 30, 2012, we did not have any outstanding foreign currency exchange forward contracts related to balance sheet hedging activities. The contracts we did have during the three months ended June 30, 2012, consisted primarily of AUD, CAD, EUR, and GBP; the net loss recognized from these contracts during that period was $4.3 million and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $5.2 million and a reduction in reported income from operations before income taxes of approximately $0.1 million for the three months ended June 30, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $17.3 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of June 30, 2012, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Action Case

A purported class action lawsuit on behalf of purchasers of THQ common stock between May 3, 2011 and February 3, 2012 (the "Class Period"), styled Zaghian vs. THQ Inc., et al., was filed against the Company and certain executive officers of the Company on June 15, 2012, in the United States District Court for the Central District of California, Southern Division.  The complaint alleges that the defendants knowingly made materially false and misleading statements regarding the Company's uDraw GameTablet during the Class Period.  The complaint seeks unspecified damages, reasonable attorneys' and experts' fees and costs and other relief.  The Company and the other defendants believe the complaint is without merit and intend to vigorously defend the pending lawsuit.

Additionally, from time to time we are involved in ordinary routine litigation incidental to our business. In the opinion of our management, none of such pending litigation is expected to have a material adverse effect on our financial condition or results of operations.

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

                Development of quality products requires substantial up-front expenditures and thus we expect to utilize a substantial portion of our existing cash and cash equivalents and other working capital to develop our upcoming products.  In addition to our cash and cash equivalents, we have a $50.0 million credit facility that we expect to draw against in order to fund our business operations.  We believe we have adequate resources to execute on our product plan and deliver our multi-year pipeline of games; however, there can be no assurance that we will be able to do so without additional capital.  In the event our future net sales or required expenditures differ from our expectations for any reason, and our external liquidity sources, including our credit facility, customer and vendor payment and credit terms, are not sufficient to meet our operating requirements, we may need to defer and/or curtail currently-planned expenditures, cancel projects currently in development, and/or pursue additional funding or additional external sources of liquidity, which may not be available on financially attractive terms, if at all, to meet our cash needs.

We may not be able to refinance or generate sufficient cash to service and/or pay our convertible senior notes.

On August 4, 2009, we issued the convertible senior notes ("Notes"). The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year and are due August 15, 2014, unless earlier converted, redeemed or repurchased. If we fail to maintain our listing with any U.S. national securities exchange, the holders of the Notes may require us to repay the principal prior to the maturity date. Our ability to make principal and interest payments on the Notes will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to refinance the Notes or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on the Notes. In addition, if the Notes are converted to common stock, our current stockholders will suffer dilution in their percentage ownership. The conversion price is $85.13 and depending upon the performance of our stock, it may be unlikely that the notes will be converted and thus will become due and payable on

August 15, 2014.

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

We depend on a relatively small number of franchises for a significant portion of our net sales.

Because we no longer develop traditional kids' and movie-based licensed console games and have revised our strategy to focus on our premium core franchises and to expand our digital revenues, we depend on a smaller number of franchises and titles for a significant portion of our net sales in the future. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly impact our business and financial results.

If our products fail to gain market acceptance, we may not have sufficient cash flow to pay our expenditures or to develop a continuous stream of new games.

Our business depends on generating net sales from existing and new products. The market for video game products is subject to continually changing consumer preferences and the frequent introduction of new products. As a result, video game products typically have short market lives, often less than six months. Our products may not achieve and sustain market acceptance sufficient to generate net sales to meet our cash needs and operating requirements.

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

As of March 31, 2012, we had federal and state net operating loss carryforwards of $584.6 million and $338.6 million, respectively, and federal and state R&D tax credit carryforwards of $26.1 million and $22.6 million, respectively. Under applicable tax rules, we may "carry forward" these NOLs and credits (collectively referred to as “tax attributes”) which in general circumstances may offset any current and future taxable income and thus reduce our income tax liability, subject to certain requirements and restrictions.  Therefore, we believe that these tax attributes could be a substantial asset.  However, if we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code, our ability to use the tax attributes could be substantially limited, which could significantly increase our future income tax liability.  On May 12, 2010, we entered into a Section 382 Rights Agreement with Computershare Trust Company, N.A., as rights agent, in an effort to prevent an "ownership change" from occurring and thereby protect the value of the tax attributes.  There can be no assurance, however, that the Section 382 Rights Plan will prevent an ownership change from occurring or protect the value of the tax attributes and there can be no assurance that we will be able to utilize our tax attributes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended June 30, 2012.

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

3.5
Certificate of Amendment of Certificate of Incorporation of THQ Inc. effective July 5, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 6, 2012).

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

10.1
Amendment No. 2, dated as of May 31, 2012, to the Second Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Brian J. Farrell (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2012).

10.2
Employment Agreement, dated as of May 25, 2012, by and between the Company and Jason Rubin dated May 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2012).

10.3	*	Amendment No. 1, dated as of June 27, 2012, to the Agreement dated as of December 22, 2009 by and among the Company, JAKKS Pacific, Inc. and THQ/JAKKS Pacific, LLC.

10.4	*	Amendment No. 1, dated as of June 27, 2012, to the Settlement Agreement and Mutual Release dated as of December 22, 2009, by and among the Company, JAKKS Pacific, Inc. and THQ/JAKKS Pacific, LLC.

10.5	*	Amendment Number One, dated as of July 23, 2012, to Credit Agreement and Security Agreement dated as of September 23, 2011, by and between the Company and Wells Fargo Capital Finance, LLC.

32	*	Certification of Brian J. Farrell, Chief Executive Officer, and Paul J. Pucino, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* †	XBRL Instance Document

101.SCH	* †	XBRL Taxonomy Extension Schema Document

101.CAL	* †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	* †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	* †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	* †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

8/9/2012	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board and Chief Executive Officer

8/9/2012	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer and Chief Accounting Officer