Form 10-Q
period 2012-09-30
THQ INC
filed 2012-11-13
CIK 865570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant's common stock as of November 9, 2012 was approximately 6,856,771.

THQ INC. AND SUBSIDIARIES

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2012	March 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,269	$75,977
Accounts receivable, net of allowances	6,730	15,994
Inventory	12,382	18,485
Licenses	10,209	21,927
Software development	80,738	105,220
Deferred income taxes	4,656	5,732
Income taxes receivable	339	687
Prepaid expenses and other current assets	16,435	46,011
Total current assets	167,758	290,033
Property and equipment, net	22,890	22,132
Licenses, net of current portion	37,380	42,594
Software development, net of current portion	23,216	25,348
Other long-term assets, net	14,170	12,687
TOTAL ASSETS	$265,414	$392,794

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$57,430	$42,905
Accrued and other current liabilities	49,794	83,693
Deferred revenue, net	33,958	144,686
Secured credit line	21,000	—
Total current liabilities	162,182	271,284
Other long-term liabilities	44,407	53,837
Convertible senior notes	100,000	100,000
Commitments and contingencies (see Note 7)

Stockholders' deficit:
Preferred stock, par value $0.01, 1,000,000 shares authorized	—	—
Common stock, par value $0.01, 225,000,000 shares authorized as of September 30, 2012; 6,855,233 and 6,851,289 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	685	685
Additional paid-in capital	527,035	525,677
Accumulated other comprehensive income	11,415	16,026
Accumulated deficit	(580,310)	(574,715)
Total stockholders' deficit	(41,175)	(32,327)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265,414	$392,794
 Presentation gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Net sales	$107,357	$146,004	$241,044	$341,157
Cost of sales:
Product costs	36,379	57,986	74,865	125,049
Software amortization and royalties	37,788	77,893	75,141	142,813
License amortization and royalties	4,179	23,156	9,928	31,295
Total cost of sales	78,346	159,035	159,934	299,157

Gross margin	29,011	(13,031)	81,110	42,000
Operating expenses:
Product development	11,583	27,954	20,878	58,143
Selling and marketing	27,324	37,765	41,963	88,441
General and administrative	9,809	12,037	19,941	24,086
Restructuring	(297)	6,082	1,092	5,942
Total operating expenses	48,419	83,838	83,874	176,612

Operating loss	(19,408)	(96,869)	(2,764)	(134,612)
Interest and other income (expense), net	700	2,467	(53)	2,910
Loss before income taxes	(18,708)	(94,402)	(2,817)	(131,702)
Income taxes	2,272	(2,017)	2,778	(872)
Net loss	$(20,980)	$(92,385)	$(5,595)	$(130,830)

Loss per share — basic	$(3.06)	$(13.52)	$(0.82)	$(19.15)
Loss per share — diluted	$(3.06)	$(13.52)	$(0.82)	$(19.15)

Shares used in per share calculation — basic	6,854	6,834	6,853	6,833
Shares used in per share calculation — diluted	6,854	6,834	6,853	6,833
Presentation gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Net loss	$(20,980)	$(92,385)	$(5,595)	$(130,830)

Other comprehensive loss:
Foreign currency translation loss	811	(9,183)	(3,497)	(6,849)
Reclassification of foreign currency translation adjustments included in net loss	(1,088)	913	(1,147)	913
Unrealized gain on investments, net of tax	117	83	33	241
Other comprehensive loss	(160)	(8,187)	(4,611)	(5,695)

Comprehensive loss	$(21,140)	$(100,572)	$(10,206)	$(136,525)

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Six Months Ended September 30,
	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(5,595)	$(130,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,125	5,564
Amortization of licenses and software development(1)	53,919	154,364
(Gain) loss on disposal of property and equipment	(25)	211
Restructuring charges	1,092	5,942
Changes in deferred net revenue and related expenses	(43,613)	(52,153)
Amortization of debt issuance costs	—	187
Gain on investments	—	(270)
Stock-based compensation(2)	1,428	3,339
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	7,061	132,565
Inventory	6,032	10,730
Licenses	(5,621)	(13,902)
Software development	(56,404)	(97,783)
Prepaid expenses and other current assets	321	(4,389)
Accounts payable	13,786	(28,318)
Accrued and other liabilities	(29,998)	(4,047)
Deferred net revenue	729	(571)
Income taxes	1,465	(3,089)
Net cash used in operating activities	(51,298)	(22,450)

INVESTING ACTIVITIES:
Other long-term assets	1	1,186
Purchases of property and equipment	(3,742)	(5,597)
Net cash used in investing activities	(3,741)	(4,411)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock to employees	—	21
Payment of debt issuance costs	—	(1,264)
Borrowings on secured credit line	21,000	—
Net cash provided by (used in) financing activities	21,000	(1,243)
Effect of exchange rate changes on cash	(5,669)	(6,444)
Net decrease in cash and cash equivalents	(39,708)	(34,548)
Cash and cash equivalents — beginning of period	75,977	85,603
Cash and cash equivalents — end of period	$36,269	$51,055
________________________________

(1)	Excludes amortization of capitalized stock-based compensation expense.

(2)	Includes the net effects of capitalization and amortization of stock-based compensation expense.

See notes to condensed consolidated financial statements.

THQ INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q ("10-Q") present the results of operations, financial position and cash flows of THQ Inc. and its subsidiaries (collectively "THQ," "we," "us," "our," or the "Company").  In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, and condensed consolidated statements of comprehensive loss and condensed consolidated statements of cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to accounts receivable allowances, licenses, software development, revenue recognition, stock-based compensation expense and income taxes.  Interim results are not necessarily indicative of results for a full year.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The information included in this 10-Q should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the "2012 10-K").

At September 30, 2012, we had working capital of $5.6 million, including cash and cash equivalents of $36.3 million, and we had a total stockholders' deficit of $41.2 million. Development of quality products requires substantial up-front expenditures and thus we expect to utilize a substantial portion of our existing cash and cash equivalents and other working capital to develop our upcoming products. In addition to our cash and cash equivalents, we have an asset-based credit facility that, subject to the terms and conditions thereof, provides up to $50.0 million in financing that we have drawn against in order to fund our business operations. Although the asset-based credit facility provides up to $50.0 million in borrowings, the current available borrowing base reduces the potential for additional borrowing at this time. At September 29, 2012 we were in default under the terms of the asset-based credit facility; see "Note 6 — Debt" for further information.

On November 5, 2012, we announced the delayed releases of:

•	South Park: The Stick of Truth, which was originally scheduled for release on March 5, 2013, to early fiscal 2014 due to the need for additional development time; and

•	Company of Heroes 2 and Metro: Last Light, both of which are expected to ship in March 2013, later than initially planned.
Because of the calendar movement for the release of games, we will likely need to raise additional capital and may also need to defer and/or curtail currently planned expenditures, cancel projects currently in development, sell assets and/or pursue additional external sources of liquidity, which may not be available on financially attractive terms. We have engaged Centerview Partners LLC to assist us in evaluating strategic and financial alternatives intended to improve our overall liquidity, including raising additional capital, and preserve our ability to bring games to market during advantageous release windows and to help address our $100.0 million 5% convertible senior notes due August 2014 ("Notes"). There can be no assurance that the evaluation of strategic and financing alternatives will result in a transaction or financing, or that, if completed, said transaction and/or financing will be on attractive terms. Our inability to successfully complete a transaction or financing on attractive terms would have a material adverse impact on our ability to comply with the requirements of our credit and debt facilities (see "Note 6 — Debt") and to sustain our operations.

Principles of Consolidation. Our condensed consolidated financial statements include the accounts of THQ Inc. and our wholly-owned subsidiaries.

Reverse Stock Split. On January 25, 2012, we received a notification letter from NASDAQ notifying us that we were not in compliance with the $1.00 minimum bid price requirement (NASDAQ Marketplace Rule 5450(a)(1)) (the "Rule") because the bid price for our common stock closed below $1.00 over the prior 30 consecutive business days. To regain compliance with this requirement, we held a special meeting of stockholders on June 29, 2012 to solicit stockholder approval of a proposal to approve an amendment to our certificate of incorporation to effect a reverse stock split ("Reverse Stock Split"). On July 2, 2012, we announced the timing and details regarding stockholder approval of the Reverse Stock Split, which was effected on July 5, 2012 at a ratio of one-for-ten with no change in par value. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares were entitled to an amount in cash (without interest or deduction) equal to the fraction of one share to which such stockholder would otherwise be entitled multiplied by $5.75. On July

23, 2012, we received a letter from NASDAQ informing us that we had regained compliance with the Rule. All consolidated per share information presented in this 10-Q gives effect to the Reverse Stock Split.

Summary of Significant Accounting Policies. In the six months ended September 30, 2012, we did not have any material changes to our significant accounting policies.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and it eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Our adoption of this pronouncement in the six months ended September 30, 2012 did not materially impact our results of operations, financial position or cash flows. We do not expect that the proposed deferral guidance will have a material impact on our consolidated financial statements when and if adoption is required.

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

Fiscal Quarter.  We report our fiscal year on a 52/53-week period with our fiscal year ending on the Saturday nearest March 31. For simplicity, all fiscal periods in our condensed consolidated financial statements and accompanying notes are presented as ending on a calendar month end.  The results of operations for the three and six months ended September 30, 2012 and 2011 contain the following number of weeks:

Fiscal Period	Number of Weeks	Fiscal Period End Date
Three months ended September 30, 2012	13 weeks	September 29, 2012
Three months ended September 30, 2011	13 weeks	October 1, 2011
Six months ended September 30, 2012	26 weeks	September 29, 2012
Six months ended September 30, 2011	26 weeks	October 1, 2011

2.   Balance Sheet Details

Inventory.  Inventory at September 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Finished goods	$11,550	$16,860
Components	832	1,625
Inventory	$12,382	$18,485

Inventory balances at September 30, 2012 and March 31, 2012 are net of reserves of $19.1 million and $21.1 million, respectively. The inventory reserve balance at September 30, 2012 consists primarily of reserves related to our uDraw Game Tablet ("uDraw").

Prepaid expenses and other current assets. Prepaid expenses and other current assets at September 30, 2012 and March 31, 2012 primarily consisted of product costs totaling $3.9 million and $33.4 million, respectively, that were deferred in connection with the deferral of related net revenue. Also included in prepaid expenses and other current assets at September 30, 2012 and March 31, 2012 were product prepayments of $2.3 million and $1.1 million, respectively.

Property and equipment, net.  Property and equipment, net at September 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	Useful lives	September 30, 2012	March 31, 2012
Building	30 yrs	$730	$730
Land	—	401	401
Computer equipment and software	3-10 yrs	52,321	53,624
Furniture, fixtures and equipment	5 yrs	6,366	7,570
Leasehold improvements	3-6 yrs	14,959	13,005
Automobiles	2-5 yrs	—	87
		74,777	75,417
Less: accumulated depreciation		(51,887)	(53,285)
Property and equipment, net		$22,890	$22,132

Depreciation expense associated with property and equipment amounted to $2.0 million and $4.1 million for the three and six months ended September 30, 2012, respectively, and $2.7 million and $5.6 million for the three and six months ended September 30, 2011, respectively.

Accrued and other current liabilities.  Accrued and other current liabilities at September 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Accrued liabilities	$11,730	$13,345
Settlement payment	4,200	4,000
Accrued compensation	7,649	13,117
Accrued third-party software developer milestones	7,222	15,201
Accrued royalties	18,993	38,030
Accrued and other current liabilities	$49,794	$83,693

Other long-term liabilities.  Other long-term liabilities at September 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Minimum license guarantees	$30,000	$36,405
Deferred rent	7,100	6,667
Accrued liabilities	6,703	7,127
Settlement payment	604	3,638
Other long-term liabilities	$44,407	$53,837

Settlement payments included in the tables above are payable to JAKKS Pacific, Inc. ("Jakks"). In the three months ended June 30, 2012 we paid $2.0 million and renegotiated the payment terms of the remaining liability. Under these renegotiated terms we paid $1.0 million on each of August 30, 2012 and October 30, 2012 and there are ten payments remaining of $0.4 million each that are due monthly beginning in February 2013, through to November 2013. Of the remaining settlement payment due to Jakks, $4.2 million is reflected in "Accrued and other current liabilities" and $0.6 million is reflected in "Other long-term liabilities" in our condensed consolidated balance sheets, reflecting the present value of the remaining consideration payable under the agreement between THQ and Jakks.  See "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2012 10-K for a discussion of the Jakks settlement payments.

3. Licenses and Software Development

Licenses. As of September 30, 2012 and March 31, 2012, the net carrying value of our licenses was $47.6 million and $64.5 million, respectively, and was reflected as “Licenses” and “Licenses, net of current portion” in our condensed consolidated balance sheets. At September 30, 2012, we had commitments of $0.1 million that are not reflected in our condensed consolidated balance sheet due to remaining performance obligations of the licensor. License amortization and royalties expense in the three and six months ended September 30, 2011 included a $16.0 million charge related to the abandonment of a license for an unannounced game that was cancelled in connection with a studio closure.

Software development. As of September 30, 2012 and March 31, 2012, the net carrying value of our software development was $104.0 million and $130.6 million, respectively, and was reflected as “Software development” and “Software development, net of current portion” in our condensed consolidated balance sheets. At September 30, 2012 we had commitments of $59.8 million that are not reflected in our condensed consolidated balance sheet due to remaining performance obligations of the external developers. Software amortization and royalties expense in the six months ended September 30, 2012 included a $5.2 million charge related to the write-off of capitalized software development due to the cancellation of an unreleased title and a $1.4 million charge related to a change in the development direction of another unreleased title. Additionally, software amortization and royalties expense in the six months ended September 30, 2012 included a net benefit of $2.3 million related to the June 1, 2012 transfer of the license we previously had to develop games based on the Ultimate Fighting Championship ("UFC"). The net benefit was the result of charges incurred related to the write-off of software development costs we had previously capitalized for the UFC game that was under development at the time of the license transfer, offset by a cash payment we received from the licensor upon the transfer of the license. All these actions were undertaken in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges”). Software amortization and royalties expense in the three and six months ended September 30, 2011 included charges of $17.5 million and $18.9 million, respectively, related to the write-offs of capitalized software development for unannounced games that were cancelled in connection with our realignment plans.

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

We did not record any software development impairment charges in the three and six months ended September 30, 2012. In the six months ended September 30, 2011 we recognized a software development impairment charge of $0.6 million related to one of our titles.

4.   Other Long-Term Assets

Other long-term assets include our investment in Yuke's, a Japanese video game developer.  We own approximately 15% of Yuke's, which is publicly traded on the Nippon New Market in Japan.  This investment is classified as available-for-sale and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income until realized.  The pre-tax unrealized holding gain related to our investment in Yuke's for the six months ended September 30, 2012 and 2011 was $0.1 million and $0.4 million, respectively. As of September 30, 2012, the inception-to-date unrealized holding gain on our investment in Yuke's was $1.5 million.  Due to the long-term nature of this relationship, this investment is included in "Other long-term assets, net" in our condensed consolidated balance sheets.

Other long-term assets as of September 30, 2012 and March 31, 2012 consisted of the following (amounts in thousands):

	September 30, 2012	March 31, 2012
Investment in Yuke's	$4,694	$4,641
Deferred financing costs	1,192	1,510
Other	8,284	6,536
Total other long-term assets	$14,170	$12,687

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

Fiscal 2013 second quarter realignment and other associated charges. On July 19, 2012, we announced a consolidation of our two Quality Assurance teams into one location in order to reduce operating costs and centralize our resources at THQ Montreal.  As a result, our Phoenix, Arizona Quality Assurance Office will be closed by the end of fiscal 2013. Additionally, on August 20, 2012, we announced a personnel reduction in our marketing and production groups based in Agoura Hills, reflective of our ongoing strategy to create a more focused, agile and digitally-oriented organization.

In connection with these actions, in the three months ended September 30, 2012, we incurred charges of $1.4 million related to cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations). Additionally, we could incur up to $0.8 million in cash charges related to lease and other contract terminations and non-cash charges of up to $0.2 million related to long-lived assets. We expect the majority of these charges to be recorded in the quarter ended March 31, 2013. These amounts are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items.

Fiscal 2013 first quarter realignment and other associated charges. On June 1, 2012, we entered into an agreement to transfer our license to develop future games based on the Ultimate Fighting Championship ("UFC"). This action resulted in the closure of the studio developing the UFC game that was under development at the time of the license transfer. The following table summarizes the components and activity under the fiscal 2013 first quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$996	$—	$996	$—	$—	$—
Charges (benefit) to operations	(59)	(173)	(232)	856	120	976
Non-cash write-offs	—	—	—	—	(293)	(293)
Cash payments, net of sublease income and other cash receipts	(149)	173	24	(187)	173	(14)
Foreign currency and other adjustments	15	—	15	134	—	134
Ending balance	$803	$—	$803	$803	$—	$803

In connection with the transfer of the license we had with the UFC, we recorded a net benefit of $2.3 million (recorded within “Cost of sales — Software amortization and royalties” in our condensed consolidated statement of operations). The net benefit was the result of charges incurred related to the write-off of software development costs we had previously capitalized for the UFC game that was under development at the time of the license transfer, offset by a cash payment we received from the licensor upon the transfer of the license. Additionally, in the three and six months ended September 30, 2012, we incurred a benefit of $0.1 million and charges of $0.9 million, respectively, related to cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations) associated with the closure of the studio that had been developing the UFC game that was under development at the time of the license transfer.

Additionally, in the six months ended September 30, 2012, we incurred a $5.2 million charge related to the write-off of capitalized software development due to the cancellation of an unreleased title and a $1.4 million charge related to a change in the development direction of another unreleased title (recorded within “Cost of sales — Software amortization and royalties” in our condensed consolidated statements of operations). These actions were taken in June 2012 in connection with an evaluation of our products under development by our new President, appointed on May 25, 2012.

We do not expect any significant future charges under the fiscal 2013 first quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 fourth quarter realignment and other associated charges. On January 26, 2012, we initiated a plan of restructuring in connection with our updated business strategy in order to better align our operating expenses with the lower expected future revenue. The following table summarizes the components and activity under the fiscal 2012 fourth quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$409	$—	$409	$536	$—	$536
Charges to operations	244	17	261	261	17	278
Non-cash write-offs	—	(17)	(17)	—	(17)	(17)
Cash payments, net of sublease income	(176)	—	(176)	(261)	—	(261)
Foreign currency and other adjustments	(13)	—	(13)	(72)	—	(72)
Ending balance	$464	$—	$464	$464	$—	$464

Since the inception of the fiscal 2012 fourth quarter realignment through September 30, 2012, total restructuring charges amounted to $1.5 million.

In connection with these actions, in the three and six months ended September 30, 2012, we incurred charges of $0.5 million and $0.3 million, respectively, related to changes in estimates of cash severance and other employee-based charges (recorded within operating expenses in our condensed consolidated statements of operations), and a $1.3 million gain related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). Additionally, in the six months ended September 30, 2012, we incurred a benefit of $2.0 million related to the release of a license obligation that had been accrued at March 31, 2012 in connection with our negotiations with one of our previous kids' licensors (recorded within “Cost of sales — License amortization and royalties” expense in our condensed consolidated statements of operations). We do not expect any significant future charges under the fiscal 2012 fourth quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 second quarter realignment. On August 9, 2011, we announced a plan to realign our internal studio development teams and video games in development in order to better match our resources with our target portfolio of interactive entertainment and continue our transition away from traditional console games based on licensed kids' titles and movie entertainment properties.  The following table summarizes the components and activity under the fiscal 2012 second quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$2,109	$—	$2,109	$2,341	$—	$2,341
Benefit to operations	(505)	—	(505)	(428)	—	(428)
Non-cash write-offs	—	—	—	—	—	—
Cash payments, net of sublease income	(284)	—	(284)	(584)	—	(584)
Foreign currency and other adjustments	14	—	14	5	—	5
Ending balance	$1,334	$—	$1,334	$1,334	$—	$1,334

Since the inception of the fiscal 2012 second quarter realignment through September 30, 2012, total restructuring charges amounted to $3.7 million.

We do not expect any future charges under the fiscal 2012 second quarter realignment, other than additional facility-related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2012 first quarter realignment. In the first quarter of fiscal 2012, we announced the closure of our studio located in the U.K. as we continued to refine our video game line-up and utilize studio locations in more cost effective markets. The following table summarizes the components and activity under the fiscal 2012 first quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$528	$—	$528	$585	$—	$585
Charges to operations	7	—	7	13	—	13
Non-cash write-offs	—	—	—	—	—	—
Cash payments, net of sublease income	—	—	—	(52)	—	(52)
Foreign currency and other adjustments	(40)	—	(40)	(51)	—	(51)
Ending balance	$495	$—	$495	$495	$—	$495

Since the inception of the fiscal 2012 first quarter realignment through September 30, 2012, total restructuring charges amounted to $0.8 million.

There were no other significant charges recorded in the three and six months ended September 30, 2012 related to this realignment. In the three and six months ended September 30, 2011, we incurred $27,000 and $1.7 million, respectively, of cash severance and other employee-based charges related to the notification to employees of position eliminations (recorded within operating expenses in our condensed consolidated statements of operations), and a $1.6 million loss related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). Additionally, in the three months ended June 30, 2011, we incurred a $1.4 million charge related to the cancellation of an unannounced title in development at this studio (recorded within software development amortization in our condensed consolidated statements of operations). We do not expect any future charges under the fiscal 2012 first quarter realignment, other than additional facility related charges and adjustments in the event actual and estimated sublease income changes.

Fiscal 2011 fourth quarter realignment. In the fourth quarter of fiscal 2011, we performed an assessment of our product development and publishing staffing models. This resulted in a change to our staffing plans to better address peak service periods, as well as better utilize shared-services and more cost-effective locations. The following table summarizes the components and activity under the fiscal 2011 fourth quarter realignment, classified as "Restructuring" in our condensed consolidated statements of operations, for the three and six months ended September 30, 2012, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
	Lease and Contract Terminations	Net Asset Impairments	Total	Lease and Contract Terminations	Net Asset Impairments	Total
Beginning balance	$250	$—	$250	$321	$—	$321
Charges to operations	26	—	26	76	—	76
Non-cash write-offs	—	—	—	—	—	—
Cash payments, net of sublease income	(43)	—	(43)	(171)	—	(171)
Foreign currency and other adjustments	1	—	1	8	—	8
Ending balance	$234	$—	$234	$234	$—	$234

Since the inception of the fiscal 2011 fourth quarter realignment through September 30, 2012, total restructuring charges amounted to $0.6 million. In the three and six months ended September 30, 2012 we had a loss of $0.2 million related to accumulated foreign currency translation adjustments (recorded within "Interest and other income (expense), net" in our condensed consolidated statements of operations). There were no other significant charges recorded in the three and six months ended September 30, 2012 related to this realignment.

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

The following table summarizes the restructuring lease and contract termination activity under the fiscal 2009 realignment for the three and six months ended September 30, 2012 and 2011, and the related restructuring reserve balances (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$1,123	$1,015	$1,211	$1,335
Charges to operations	146	386	177	243
Non-cash write-offs	—	—	—	—
Cash payments, net of sublease income	(91)	(153)	(190)	(326)
Foreign currency and other adjustments	23	48	3	44
Ending balance	$1,201	$1,296	$1,201	$1,296

Since the inception of the fiscal 2009 realignment through September 30, 2012, total restructuring charges amounted to $18.9 million.

The aggregated restructuring accrual balances at September 30, 2012 and March 31, 2012 of $4.5 million and $5.0 million, respectively, related to future lease payments for facilities vacated under all of our realignment plans (offset by estimates of future sublease income), and accruals for other non-cancellable contracts.  As of September 30, 2012, $2.3 million of the restructuring accrual is included in "Accrued and other current liabilities" and $2.2 million is included in "Other long-term liabilities" in our condensed consolidated balance sheet.  As of March 31, 2012, $1.9 million of the restructuring accrual was included in "Accrued and other current liabilities" and $3.1 million was included in "Other long-term liabilities" in our condensed consolidated balance sheet.  We expect the final settlement of this accrual to occur by August 1, 2015, which is the last payment date under our lease agreements that were vacated.

6.  Debt

Credit Facility

On September 23, 2011, we entered into a Credit Agreement and a Security Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”), which were amended pursuant to Amendment Number One to Credit Agreement and Security Agreement dated July 23, 2012 (collectively, as so amended, the “Credit Facility”). The Credit Facility provides for an asset based revolving credit facility providing for up to $50.0 million in aggregate principal amount of loans and other financing accommodations. The Credit Facility allows for up to $10.0 million to be used as a letter of credit subfacility. Although the Credit Facility provides up to $50.0 million in borrowings, the current available borrowing base reduces the potential for additional borrowing at this time. At September 29, 2012 we were in default under the terms of the Credit Facility (see discussion below).

The Credit Facility has a four-year term; however, it will terminate on June 16, 2014 if any obligations are then still outstanding under the Notes, as more fully described below. Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a variable base rate or a LIBOR rate. The applicable margin for base rate loans ranges from 2.25% to 2.5% and for LIBOR rate loans ranges from 3.75% to 4.0%, in each case, depending on the level of our revolving borrowings. Debt issuance costs capitalized in connection with the Credit Facility totaled $1.3 million; these costs are being amortized over the term of the Credit Facility. We are required to pay other customary fees, including an unused line fee based on usage under the Credit Facility as well as fees with respect to letters of credit.
During the three months ended September 30, 2012 we borrowed $21.0 million under the Credit Facility. In the three and six months ended September 30, 2012 interest expense was $0.2 million, and amortization of debt issuance costs related to the Credit Facility was $0.2 million. As of September 30, 2012 we had outstanding borrowings under the Credit Facility of $21.0 million. During the six months ended September 30, 2012, we established a letter of credit for $0.6 million under the Credit Facility that is related to a lease we have for one of our studio locations.

The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the Notes more fully described below, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility may be declared to be immediately due and payable and any amount outstanding will bear interest at 2.0% above the interest rate otherwise applicable.  In the event loan availability on the Credit Facility is below 12.5% (16% beginning January 1, 2013) of the maximum revolver amount (the "Covenant Testing Level"), the Credit Facility requires, among other matters, that we maintain certain financial covenants.  In the event the financial covenants become applicable, we would be required to maintain an annual fixed charge coverage ratio, as defined in the Credit Facility, of at least 1.1 to 1.0.
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
At September 29, 2012, the last day of our fiscal 2013 second quarter, borrowings under the Credit Facility were $21.0 million. The borrowings are classified as a current liability and reflected in the “Secured credit line” line item in our condensed consolidated balance sheet. On October 15, 2012, we submitted to Wells Fargo a detail of our eligible accounts receivable and inventories as of September 29, 2012. Wells Fargo used that information to calculate the borrowing base certificate as of September 29, 2012. That borrowing base certificate was returned to us on October 16, 2012 and indicated we were over-advanced under the Credit Facility, thereby triggering the requirement that we maintain certain financial covenants and reduce the amount of our borrowings under the Credit Facility. As of September 29, 2012, we did not meet the applicable financial covenant and thus an event of default arose under the terms of the Credit Facility. On October 17, 2012, we repaid $5.6 million in borrowings under the Credit Facility in an effort to regain compliance under the Credit Facility as of that date. On October 17, 2012, after the repayment, borrowings outstanding under the Credit Facility were $15.4 million. Wells Fargo continued to fund our requests for borrowings under the Credit Facility, as evidenced by a $1.0 million borrowing made on November 2, 2012. On November 7, 2012, we were informed by Wells Fargo that because (i) loan availability was less than the Covenant Testing Level on one or more occasions as of and after September 29, 2012, and (ii) we failed to comply with the fixed charge coverage ratio for the quarter ended September 29, 2012, an event of default had occurred under the terms of the Credit Facility. We are currently in discussions with Wells Fargo regarding the asserted event of default and believe that we will reach an agreement with Wells Fargo with respect to such default; however, there can be no assurance that we will achieve an agreement. As of September 29, 2012, the default under our Credit Facility did not trigger a cross-default under the Notes.

Convertible Senior Notes

On August 4, 2009, we issued the Notes.  After offering costs, the net proceeds to THQ were $96.8 million.  The Notes are due August 15, 2014, unless earlier converted, redeemed or repurchased.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  The Notes are our unsecured and unsubordinated obligations. All share and per share information presented gives effect to the Reverse Stock Split, which occurred on July 5, 2012.

The Notes are initially convertible into shares of our common stock at a conversion rate of 11.7474 shares of common stock per

$1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $85.13 per share.  At this conversion rate and upon conversion of 100% of the Notes outstanding at September 30, 2012, the Notes would convert into 1.2 million shares of common stock.  The conversion rate is subject to adjustment in certain events such as a stock split, the declaration of a dividend or the issuance of additional shares.  Also, the conversion rate will be subject to an increase in certain events constituting a make-whole fundamental change; provided, however, that the maximum number of shares to be issued thereunder cannot exceed 1.5 million, subject to adjustment.  We considered all our other commitments that may require the issuance of stock (e.g., stock options, restricted stock units, warrants, and other potential common stock issuances) and have determined that as of September 30, 2012, we have sufficient authorized and unissued shares available for the conversion of the Notes during the maximum period the Notes could remain outstanding. The Notes will be redeemable, in whole or in part, at our option, at any time after August 20, 2012 for cash, at a redemption price of 100% of the principal amount of the Notes, plus accrued but unpaid interest, if the price of a share of our common stock has been at least 150% of the conversion price then in effect for specified periods.

In the case of certain events such as the acquisition or liquidation of THQ, or delisting of our common stock from a U.S. national securities exchange, holders may require us to repurchase all or a portion of the Notes for cash at a purchase price of 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Costs incurred related to the Notes offering amounted to $3.2 million and are classified as "Other long-term assets, net" in our condensed consolidated balance sheets at September 30, 2012; these costs are being amortized over the term of the Notes.

The effective interest rate, before capitalization of any interest expense and amortization of debt issuance costs, was 5.65% for the three and six months ended September 30, 2012 and 2011.

Capitalization of Interest Expense

We capitalize interest expense and related amortization of debt issuance costs as part of in-process software development costs.  Capitalization commences with the first capitalized expenditure for the software development project and continues until the project is completed. We amortize these balances to "Cost of sales — Software amortization and royalties" as part of the software development costs.  In the six months ended September 30, 2012 and 2011 we capitalized $3.2 million and $2.8 million, respectively, of interest expense and related amortization of debt issuance costs.

7.   Commitments and Contingencies

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2012 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	Licenses and Software Development (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2013	$45,027	$5,004	$7,464	$21,000	$1,981	$80,476
2014	30,967	9,020	14,093	—	3,624	57,704
2015	13,600	970	12,620	100,000	424	127,614
2016	7,500	567	7,636	—	90	15,793
2017	7,500	509	4,721	—	—	12,730
Thereafter	—	375	11,948	—	—	12,323
	$104,594	$16,445	$58,482	$121,000	$6,119	$306,640

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of September 30, 2012 are $104.6 million. License commitments in the table above include $44.8 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our September 30, 2012 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements. These minimum commitments are based upon the specific arrangements we have with the respective licensors and range from fixed amounts to specified percentages of projected net sales (ranging from 3%-8%) related to the respective licenses.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $2.3 million and $2.2 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our September 30, 2012 condensed consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $2.1 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions or required repurchases of the Notes, we expect to pay $2.5 million in the remainder of fiscal 2013, $5.0 million in fiscal 2014, and $2.5 million in fiscal 2015, for an aggregate of $10.0 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt"). Additionally, as of September 30, 2012 we had outstanding borrowings under the Credit Facility of $21.0 million (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2012 10-K, amounts payable to Jakks totaling $5.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at September 30, 2012 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our September 30, 2012 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2012, we had $3.9 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Litigation.

Federal Securities Class Action Case

A purported class action lawsuit on behalf of purchasers of THQ common stock between May 3, 2011 and February 3, 2012 (the "Class Period"), styled Zaghian vs. THQ Inc., et al., was filed against the Company and certain executive officers of the Company on June 15, 2012, in the United States District Court for the Central District of California, Southern Division.  The complaint alleges that the defendants knowingly made materially false and misleading statements regarding the Company's uDraw GameTablet during the Class Period.  The complaint seeks unspecified damages, reasonable attorneys' and experts' fees and costs and other relief. On July 19, 2012, the court granted the parties' stipulation providing that the defendants do not have to answer or file a motion to dismiss until sixty (60) days after the filing of an amended complaint. On September 14, 2012, the Court appointed Mike Hernandez as lead plaintiff and his counsel Levi Korsinsky as lead counsel. Pursuant to the stipulation and order of the court, an amended complaint is to be filed within sixty (60) days of the Court's order appointing lead counsel or November

13, 2012.  The Company and the other defendants believe the complaint is without merit and intend to vigorously defend the pending lawsuit.

Shareholder Derivative Actions

Three derivative actions were filed against the Company, Brian Farrell, Paul Pucino and the independent members of the Board of Directors by three different purported THQ shareholders - Parker Hine, Jonathan Kaplan, and Basudeb Dey. The actions filed by plaintiffs Parker Hine and Basudeb Dey were filed in Los Angeles Superior Court on August 28, 2012 and October 10, 2012, respectively. The action filed by plaintiff Jonathan Kaplan was filed in the United States District Court for the Central District of California on September 21, 2012. The allegations in each complaint are similar and predicated on the allegations in the federal securities class action summarized above.

Additionally, we are subject to ordinary routine claims and litigation incidental to our business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

8.   Stock-based Compensation

Subject to certain adjustments, as of September 30, 2012, the total number of shares of THQ common stock reserved for issuance under our Long-Term Incentive Plan (“LTIP”) was 1.9 million shares.

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

Our income tax expense for the three and six months ended September 30, 2012 was $2.3 million and $2.8 million, respectively, primarily related to foreign tax jurisdictions. These amounts represent effective tax rates for the three and six months ended September 30, 2012 of 12.1% (provision on a loss) and 98.6% (provision on a loss), respectively. In the three and six months ended September 30, 2011 we had a tax benefit of $2.0 million and $0.9 million, respectively, which primarily related to losses in foreign tax jurisdictions. These amounts represent effective tax rates for the three and six months ended September 30, 2011 of 2.1% and 0.7% (benefit on a loss), respectively. The rate for the three and six months ended September 30, 2012 and 2011 differs from the U.S. federal statutory rate of 35% primarily due to taxable losses in the U.S., which are fully offset by a valuation allowance.

Our unrecognized tax benefits increased by $0.1 million in the six months ended September 30, 2012, from $3.8 million at March 31, 2012 to $3.9 million at September 30, 2012, all of which would impact our effective tax rate if recognized. Due to inherent uncertainty we are not able to determine the timing and recognition of our unrecognized tax benefits. Additionally, due to the valuation of our deferred tax assets, any benefit recognized would not be realized in our effective tax rate for at least the next 12 months.

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

At September 30, 2012, approximately 52% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  We expect to repatriate all or a portion of these funds to the U.S., and we may be required to pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the U.S., as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.  However, the repatriation of foreign cash may be subject to certain restrictions and/or limitations which may hinder our ability to repatriate such cash to the U.S.

Our policy is to recognize interest and penalty expense, if any, related to uncertain tax positions as a component of income tax expense.  As of September 30, 2012, we had no amounts accrued for interest and for the potential payment of penalties.

10.   Loss Per Share

All loss per share information presented gives effect to the Reverse Stock Split, which occurred on July 5, 2012. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted loss per share for the periods presented (amounts in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Net loss used to compute basic loss per share	$(20,980)	$(92,385)	$(5,595)	$(130,830)

Weighted-average number of shares outstanding — basic	6,854	6,834	6,853	6,833
Dilutive effect of potential common shares	—	—	—	—
Number of shares used to compute loss per share — diluted	6,854	6,834	6,853	6,833

As a result of our net loss for the three and six months ended September 30, 2012 and 2011, the result of the if-converted calculation applied to the Notes was antidilutive and as such we did not include the potential conversion of 1.2 million shares under the Notes in our diluted earnings per share calculation.

As a result of our net loss for the three and six months ended September 30, 2012 and 2011, all potential shares were excluded from the computation of diluted loss per share, as their inclusion would have been antidilutive. As a result, there were 1.3 million and 1.0 million potential common shares that were excluded from the computation of diluted loss per share for the three and six months ended September 30, 2012 and 2011, respectively. Had we reported net income for these periods, an additional 0.1 million shares of common stock would have been outstanding in the number of shares used to calculate diluted loss per share for the three and six months ended September 30, 2012. An additional 21,000 and 19,000 shares of common stock would have been outstanding in the number of shares used to calculate diluted loss per share for the three and six months ended September 30, 2011.

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

Our policy is to recognize transfers between these levels of the fair value hierarchy as of the beginning of the reporting period.

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$88	$—	$—	$88
Other long-term assets, net - Investment in Yuke's	4,694	—	—	4,694
Total	$4,782	$—	$—	$4,782

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2012 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents - Money market funds	$—	$—	$—	$—
Other long-term assets, net - Investment in Yuke's	4,641	—	—	4,641
Total	$4,641	$—	$—	$4,641

During the six months ended September 30, 2012 we did not hold any Level 3 financial assets.

Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and accrued royalties approximate fair value based on their short-term nature.

The book value and fair value of the Notes at September 30, 2012 was $100.0 million and $53.0 million, respectively; the fair value was determined using quoted market prices in active markets.

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

Cash Flow Hedging Activities.  From time to time, we may elect to hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign currency exchange forward contracts that generally have maturities of less than 90 days.  Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses.  During the six months ended September 30, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

Balance Sheet Hedging Activities.  The foreign currency exchange forward contracts related to balance sheet hedging activities generally have a contractual term of one month or less and are transacted near month-end. Therefore, the fair value of the forward contracts are generally not significant at each month-end.

At September 30, 2012, we did not have any outstanding foreign currency exchange forward contracts related to balance sheet hedging activities. At March 31, 2012, we had foreign currency exchange forward contracts related to balance sheet hedging activities in the notional amount of $92.2 million with a fair value that approximates zero at March 31, 2012.  We estimated the fair value of these contracts using Level 1 inputs, specifically, inputs obtained in quoted public markets.  In the three months ended September 30, 2012, we did not enter into any foreign currency exchange forward contracts related to balance sheet hedging activities, and thus did not have a gain or loss. The net loss recognized from these contracts during the six months ended September 30, 2012 was $4.3 million. The net loss recognized from these contracts during the three and six months ended September 30, 2011 was $4.2 million and $2.7 million, respectively. Net gains and losses recognized from these contracts are included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

12.   Capital Stock Transactions

On July 31, 2007 and October 30, 2007, our board authorized the repurchase of up to $25.0 million of our common stock from time to time on the open market or in private transactions, for an aggregate of $50.0 million.  As of September 30, 2012 and March 31, 2012 we had $28.6 million, authorized and available for common stock repurchases.  During the six months ended September 30, 2012, we did not repurchase any shares of our common stock.  There is no expiration date for the authorized repurchases.

13. Segment and Geographic Information

We operate in one reportable segment in which we are a developer, publisher and distributor of interactive entertainment software for video game consoles, handheld devices and PCs, including via the Internet. The following information sets forth geographic information on our net sales and total assets for the three and six months ended September 30, 2012 and 2011 (amounts in thousands):

	North America	Europe	Asia Pacific	Consolidated
Three months ended September 30, 2012
Net sales to unaffiliated customers before changes in deferred net revenue	$53,460	$32,322	$6,016	$91,798
Changes in deferred net revenue	14,357	403	799	15,559
Net sales to unaffiliated customers	$67,817	$32,725	$6,815	$107,357
Total assets	$109,690	$122,614	$33,110	$265,414
Six months ended September 30, 2012
Net sales to unaffiliated customers before changes in deferred net revenue	$76,785	$44,328	$9,210	$130,323
Changes in deferred net revenue	72,290	29,676	8,755	110,721
Net sales to unaffiliated customers	$149,075	$74,004	$17,965	$241,044

Three months ended September 30, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$68,757	$40,145	$10,708	$119,610
Changes in deferred net revenue	24,597	2,746	(949)	26,394
Net sales to unaffiliated customers	$93,354	$42,891	$9,759	$146,004
Total assets	$328,720	$161,114	$42,539	$532,373
Six months ended September 30, 2011
Net sales to unaffiliated customers before changes in deferred net revenue	$156,500	$75,375	$28,974	$260,849
Changes in deferred net revenue	53,113	27,005	190	80,308
Net sales to unaffiliated customers	$209,613	$102,380	$29,164	$341,157

Information about our net sales by platform for the three and six months ended September 30, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Platform	2012	2011	2012	2011
Consoles
Microsoft Xbox 360	$38,240	$36,098	$52,220	$87,640
Sony PlayStation 3	35,804	28,115	45,665	63,897
Nintendo Wii	58	15,503	3,254	34,527
Sony PlayStation 2	445	1,292	729	2,311
	74,547	81,008	101,868	188,375
Handheld
Nintendo Dual Screen	2,233	17,677	5,700	38,961
Sony PlayStation Portable	582	1,974	1,223	4,096
Wireless	429	730	850	1,466
	3,244	20,381	7,773	44,523

PC	14,007	18,221	20,682	27,951
Net sales before changes in deferred net revenue	91,798	119,610	130,323	260,849
Changes in deferred net revenue	15,559	26,394	110,721	80,308
Total net sales	$107,357	$146,004	$241,044	$341,157

14. Subsequent Events

In October 2012, we made changes to our publishing organization in Australia. As we focus on wholly-owned intellectual properties and move away from affiliate label programs, we have moved from a direct sales model to a distributor model, and will be closing our Melbourne publishing office. This action could result in cash charges of up to $0.5 million related to severance, up to $0.4 million in cash charges related to lease and other contract terminations and non-cash charges of up to $0.3 million related to long-lived assets. We expect the majority of these charges to be recorded in the quarter ended December 31, 2012. These amounts are preliminary and subject to change as we finalize our assessment of the charges and costs associated with the above items.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q ("10-Q") that are not historical facts may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements regarding the exploration of strategic alternatives, actions being taken relating to certain defaults under the Credit Facility, industry prospects, our future economic performance including anticipated revenues and expenditures, restructuring activities, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We generally use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "future," "intend," "may," "plan," "positioned," "potential," "project," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the business of THQ Inc. and its subsidiaries and are based upon management's current beliefs and certain assumptions made by management. Our business and such forward-looking statements are subject to risks and uncertainties that may affect our future results. For a discussion of our risk factors, see "Part II, Item 1A. Risk Factors." The forward-looking statements contained herein speak only as of the date on which they were made, and, except as required by law, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 10-Q.

All references to "we," "us," "our," "THQ," or the "Company" in this 10-Q mean THQ Inc. and its subsidiaries. Most of the properties and titles referred to in this 10-Q are subject to trademark protection.

Overview

The following is a discussion of our operating results and financial condition, as well as material changes in operating results and financial condition from prior reported periods.  The discussion and analysis herein should be read in conjunction with our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis (which includes additional information about our accounting policies, practices and the transactions that underlie our financial results) contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the "2012 10-K") and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Our titles span multiple categories, including action, adventure, fighting, role-playing, simulation, and strategy.  We have created, licensed and acquired a group of highly recognizable brands, which we market to a variety of consumer demographics ranging from products targeted at core gamers to products targeted to mass market.  Our portfolio of key franchises currently includes:

•	games based on our owned intellectual properties including Company of Heroes, Darksiders, Homefront, and Saints Row; and new properties in development by Patrice Désilets and Turtle Rock Studios, and

•	core games based on licensed properties including Metro, South Park Digital Studios' South Park, and World Wrestling Entertainment ("WWE").

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

Our global sales network includes offices throughout North America and Europe. In the U.S. and Canada, we market and distribute games directly to mass merchandisers, consumer electronic stores, discount warehouses and other national retail chain stores. Internationally, we market and distribute games on a direct-to-retail basis in the territories where we have a direct sales force and to a lesser extent, in the territories where we do not have a direct sales force, third parties distribute our games. We also globally market and distribute games digitally via the Internet and, to a lesser extent, through high-end wireless devices, such as the iPhone, iTouch and iPad, as well as wireless devices run on the Google Android and Windows Mobile platforms.

Strategic Plan and Product Updates, Business Realignments, and Retention of Financial Advisor

Our strategy is focused on creating and marketing high-demand core games with a significant digital component. These connected experiences, in particular, are key to increasing customer engagement, retention, and monetization. A key part of our strategy is to build franchises for the next generation of consoles at or shortly after they are launched. To execute on our strategic plan, on July 23, 2012 we bolstered our management team by appointing a new Executive Vice President, Production, reporting directly to our President.

Business Realignment. On July 19, 2012, we announced a consolidation of our two Quality Assurance teams into one location in order to reduce operating costs and centralize our resources at THQ Montreal.  As a result, our Phoenix, Arizona Quality Assurance Office will be closed by the end of fiscal 2013. Additionally, on August 20, 2012, we announced a personnel reduction in our marketing and production groups based in Agoura Hills, reflective of our ongoing strategy to create a more focused, agile and digitally-oriented organization.

Product Updates. On November 5, 2012, we announced the delayed releases of:

•	South Park: The Stick of Truth, which was originally scheduled for release on March 5, 2013, to early fiscal 2014 due to the need for additional development time; and

•	Company of Heroes 2 and Metro: Last Light, both of which are expected to ship in March 2013, later than initially planned.

Because of the calendar movement for the release of games, we will likely need to raise additional capital and may also need to defer and/or curtail currently planned expenditures, cancel projects currently in development, sell assets and/or pursue additional external sources of liquidity, which may not be available on financially attractive terms. See “Liquidity and Capital Resources” for further discussion.

Retention of Financial Advisor. We have engaged Centerview Partners LLC to assist us in evaluating strategic and financing alternatives intended to improve our overall liquidity, including raising additional capital, preserve our ability to bring games to market during advantageous release windows and to help address the Notes. There can be no assurance that the evaluation of strategic and financing alternatives will result in a transaction or financing, or that, if completed, said transaction and/or financing will be on attractive terms. Our inability to successfully complete a transaction or financing on attractive terms would have a material adverse impact on our ability to comply with the requirements of our credit and debt facilities and to sustain our operations.

Business Trends

The following trends affect our business:

Increasing Shift to Online Content and Digital Downloads

We provide our products through both the retail channel and through online digital delivery methods. Recently, the interactive entertainment software industry began delivering a growing amount of games, downloadable content and product add-ons by direct digital download through the Internet and gaming consoles. We believe that much of the growth in the industry will come via online distribution methods, including, multi-player online games (both subscription and free-to-play), free-to-play micro-transaction based games, paid downloadable content ("DLC"), and digital downloads of full-games. Conversely, based on industry data, we believe retail sales for the industry will continue to be a decreasing revenue source over the next several years. For the nine months ended September 30, 2012, reported retail software sales in the U.S. for the industry decreased 23% compared to the same period in 2011 according to the NPD Group; for the same period, across U.K., Germany, France, Spain and Benelux, aggregated retail software sales decreased 19% compared to the same nine-month period in 2011 according to GfK.  However, digital sales for the industry are expected to grow over 22% worldwide in calendar 2012 and almost double, over calendar 2011 levels, in the following five years to $71.1 billion worldwide according to the International Development Group, Inc.'s Forecast Update (August 2012). Accordingly, we plan to emphasize the digital components in our future core game releases. In the event our games are released with increasingly more undelivered elements at the time of sale, such as the online service present within some of our games, more of our revenue may be deferred, which will impact the timing of our revenue recognition but not our cash flow from operations.

Sales Concentration of Top Titles

The majority of money spent by consumers on video game software is spent on a few top titles. Because of the demand for “hit” titles and the costs to develop our games, we believe that it is important to focus our development efforts on bringing a select number of high-quality, competitive products to market.

Sales of Used Video Games

Several retailers, including one of our largest customers, GameStop, continue to focus on selling used video games, which provides higher margins for the retailers than sales of new games. This focus reduces demand for new copies of our games. We believe customer retention through compelling online play and downloadable content offerings may reduce consumers' propensity to trade in games. Additionally, certain titles include free access to online content through a code (included in the packaging) for initial purchasers. This structure creates a new revenue stream by offering second-hand buyers of these titles the opportunity to separately purchase the online content.

Shifting Preferences in the Casual and Lifestyle Market

Over the past few years, our industry has seen a shift in preferences in the casual and lifestyle games market away from kids' and movie-based licensed console titles. We believe this shift is due to gameplay with online digital delivery methods, including games played online and on social networking sites such as Facebook, and through wireless devices. As discussed above, in response to this continued shift in preferences, we exited the market for video games based on licensed kids' and movie-based entertainment properties and uDraw. Approximately 9% and 36% of our net sales before the impact of changes in deferred net revenue in the six months ended September 30, 2012 and 2011, respectively, came from these types of games.

Results of Operations — Comparison of the Three and Six Months Ended September 30, 2012 and 2011

For the three and six months ended September 30, 2012, we reported a net loss of $21.0 million and $5.6 million, respectively, or $3.06 and $0.82 per diluted share, respectively, compared with a net loss of $92.4 million and $130.8 million, respectively, or $13.52 and $19.15 per diluted share, respectively, in the same periods last fiscal year.

Net Sales

Our net sales are principally derived from sales of interactive software games designed for play on video game consoles, handheld devices, and PCs, including via the Internet. The following table presents our net sales before changes in deferred net revenue and adjusts those amounts by the changes in deferred net revenue to arrive at consolidated net sales as presented in our condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,				Increase/ (Decrease)	% Change
	2012		2011
Net sales before changes in deferred net revenue	$91,798	85.5%	$119,610	81.9%	$(27,812)	(23.3)%
Changes in deferred net revenue	15,559	14.5	26,394	18.1	(10,835)	(41.1)
Consolidated net sales	$107,357	100.0%	$146,004	100.0%	$(38,647)	(26.5)%

	Six Months Ended September 30,				Increase/ (Decrease)	% Change
	2012		2011
Net sales before changes in deferred net revenue	$130,323	54.1%	$260,849	76.5%	$(130,526)	(50.0)%
Changes in deferred net revenue	110,721	45.9	80,308	23.5	30,413	37.9
Consolidated net sales	$241,044	100.0%	$341,157	100.0%	$(100,113)	(29.3)%

In the three and six months ended September 30, 2012, net sales before changes in deferred net revenue were primarily driven by sales of Darksiders II, as well as continued sales of Saints Row: The Third, initially released in the third quarter of fiscal 2012, including sales generated from its digital content offerings and full-game digital downloads. Also contributing to net sales before changes in deferred net revenue in the three and six months ended September 30, 2012 were sales of other catalog titles such as WWE '12.

Included in net sales before changes in deferred net revenue in the three and six months ended September 30, 2012 was $19.1 million and $32.5 million of digital revenue, which was 34% and 33% higher than the same periods last fiscal year. Digital revenue primarily consists of digital downloads of full-games and paid downloadable content.

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

Net Sales by New Releases and Catalog Titles

The following table presents our net sales of new releases (titles initially released in the respective fiscal year) and catalog titles (titles released in fiscal years prior to the respective fiscal year) for the three and six months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,				Increase/	%
	2012		2011		(Decrease)	Change
New releases	$58,028	63.2%	$75,448	63.1%	$(17,420)	(23.1)%
Catalog	33,770	36.8	44,162	36.9	(10,392)	(23.5)
Net sales before changes in deferred net revenue	91,798	100.0%	119,610	100.0%	(27,812)	(23.3)
Changes in deferred net revenue	15,559		26,394		(10,835)	(41.1)
Consolidated net sales	$107,357		$146,004		$(38,647)	(26.5)%

	Six Months Ended September 30,				Increase/	%
	2012		2011		(Decrease)	Change
New releases	$58,945	45.2%	$164,477	63.1%	$(105,532)	(64.2)%
Catalog	71,378	54.8	96,372	36.9	(24,994)	(25.9)
Net sales before changes in deferred net revenue	130,323	100.0%	260,849	100.0%	(130,526)	(50.0)
Changes in deferred net revenue	110,721		80,308		30,413	37.9
Consolidated net sales	$241,044		$341,157		$(100,113)	(29.3)%

Net sales of our new releases decreased $17.4 million and $105.5 million in the three and six months ended September 30, 2012, compared to the same periods last fiscal year. The decrease in the three and six months ended September 30, 2012 was due to a decrease in the number units sold of new releases, as we only had one new release in the current period compared to the release of several new titles in the same periods last fiscal year. This decrease was partially offset by a higher average net selling price on Darksiders II compared to the titles released in the same periods last fiscal year.

Net sales of our catalog titles decreased $10.4 million and $25.0 million in the three and six months ended September 30, 2012, compared to the same periods last fiscal year. The decreases were primarily due to fewer catalog units sold.

Net Sales by Territory

The following table presents our net sales by territory for the three and six months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,				Increase/	%
	2012		2011		(Decrease)	Change
North America	$53,460	58.2%	$68,757	57.5%	$(15,297)	(22.2)%
Europe	32,322	35.2	40,145	33.6	(7,823)	(19.5)
Asia Pacific	6,016	6.6	10,708	8.9	(4,692)	(43.8)
International	38,338	41.8	50,853	42.5	(12,515)	(24.6)
Net sales before changes in deferred net revenue	91,798	100.0%	119,610	100.0%	(27,812)	(23.3)
Changes in deferred net revenue	15,559		26,394		(10,835)	(41.1)
Consolidated net sales	$107,357		$146,004		$(38,647)	(26.5)%

	Six Months Ended September 30,				Increase/	%
	2012		2011		(Decrease)	Change
North America	$76,785	58.9%	$156,500	60.0%	$(79,715)	(50.9)%
Europe	44,328	34.0	75,375	28.9	(31,047)	(41.2)
Asia Pacific	9,210	7.1	28,974	11.1	(19,764)	(68.2)
International	53,538	41.1	104,349	40.0	(50,811)	(48.7)
Net sales before changes in deferred net revenue	130,323	100.0%	260,849	100.0%	(130,526)	(50.0)
Changes in deferred net revenue	110,721		80,308		30,413	37.9
Consolidated net sales	$241,044		$341,157		$(100,113)	(29.3)%

Net sales in North America in the three and six months ended September 30, 2012 decreased $15.3 million and $79.7 million compared to the same periods last fiscal year. These decreases were primarily due to fewer overall units sold compared to the same periods last fiscal year, partially offset by a higher average net selling price on Darksiders II compared to the titles released in the same periods last fiscal year.

Net sales in Europe in the three and six months ended September 30, 2012 decreased $7.8 million and $31.0 million compared to the same periods last fiscal year. We estimate that changes in foreign currency translation rates during the three and six months ended September 30, 2012 decreased our reported net sales in this territory by $2.9 million and $3.9 million, respectively. The decreases in the three and six months ended September 30, 2012 were primarily due to fewer units sold of Darksiders II compared to the number of units sold of titles we released in the same periods last fiscal year. These decreases were partially offset by a higher average net selling price on Darksiders II in the three months ended September 30, 2012 and higher average net selling prices overall in the six months ended September 30, 2012 compared to the same periods last fiscal year.

Net sales in the Asia Pacific territory in the three and six months ended September 30, 2012 decreased $4.7 million and $19.8 million compared to the same periods last fiscal year. Changes in foreign currency translation rates during the three months ended September 30, 2012 were immaterial. Changes in foreign currency translation rates during the six months ended September 30, 2012 decreased our reported net sales by $0.2 million. The decreases in the three and six months ended September 30, 2012 were primarily due to fewer overall units sold, and to a lesser extent lower average net selling prices, compared to the same periods last fiscal year.

Cost of Sales

Cost of sales decreased $80.7 million, or 50.7%, and $139.2 million, or 46.5%, in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year.  As a percent of net sales, cost of sales decreased 35.9 points and 21.3 points in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year.

Cost of Sales - Product Costs (amounts in thousands)

	September 30, 2012	% of net sales	September 30, 2011	% of net sales	% Change
Three Months Ended	$36,379	33.9%	$57,986	39.7%	(37.3)%
Six Months Ended	$74,865	31.1%	$125,049	36.7%	(40.1)%

Product costs primarily consist of direct manufacturing costs, including platform manufacturer license fees, net of manufacturer volume rebates and discounts. In the three and six months ended September 30, 2012, product costs as a percent of net sales decreased 5.8 points and 5.6 points, respectively, compared to the same period last fiscal year. The decrease in product costs as a percent of net sales in the three and six months ended September 30, 2012 was primarily due to the current quarter recognition of net sales and product costs related to Saints Row: The Third and UFC Undisputed 3. These titles were initially released in the second half of fiscal 2012 and have had lower product costs relative to their net sales compared to the performance of products recognized in the same period last fiscal year. This was partially offset by uDraw, which had higher product costs per unit compared to the same period last fiscal year. Additionally, the decrease in product costs as a percent of net sales in the three and six months ended September 30, 2012 was also due to an increase in our sales mix of digitally delivered revenue which does not have associated product costs.

Cost of Sales - Software Amortization and Royalties (amounts in thousands)

	September 30, 2012	% of net sales	September 30, 2011	% of net sales	% Change
Three Months Ended	$37,788	35.2%	$77,893	53.3%	(51.5)%
Six Months Ended	$75,141	31.2%	$142,813	41.9%	(47.4)%

Software amortization and royalties expense consists of amortization of capitalized payments made to third-party software developers and amortization of capitalized internal studio development costs. Commencing upon product release, capitalized software development costs are amortized to software amortization and royalties expense based on the ratio of current gross sales to total projected gross sales. Excluding charges associated with i) the cancellation of an unreleased game and ii) changes in the development direction on another unreleased game, as well as a net benefit associated with the June 2012 transfer of the license we previously had with the UFC and the related game cancellation this fiscal year, and excluding charges associated with game cancellations and impairments in the prior fiscal year (see “Note 3 — Licenses and Software Development” in the notes to the condensed consolidated financial statements included in Part I, Item 1 for further information), software amortization and royalties expense as a percent of net sales in the three and six months ended September 30, 2012 decreased 6.2 points and 6.9 points, respectively, compared to the same periods last fiscal year. The decrease in the three months ended September 30, 2012 was primarily due to Red Faction: Armageddon, which was recognized in the three months ended September 30, 2011 and had higher development costs relative to its net sales, compared to the mix of titles included in net sales in the same period this fiscal year. The decrease in the six months ended September 30, 2012 was primarily due to titles such as Red Faction: Armageddon, Homefront, and UFC Trainer that were recognized in the six months ended September 30, 2011 and had higher capitalized development costs relative to their net sales, compared to the mix of titles included in net sales in the same period this fiscal year.

Cost of Sales - License Amortization and Royalties (amounts in thousands)

	September 30, 2012	% of net sales	September 30, 2011	% of net sales	% Change
Three Months Ended	$4,179	3.9%	$23,156	15.9%	(82.0)%
Six Months Ended	$9,928	4.1%	$31,295	9.2%	(68.3)%

License amortization and royalties expense consists of royalty payments due to licensors, which are expensed at the higher of (1) the contractual royalty rate based on actual net product sales for such license, or (2) an effective rate based upon total projected net sales for such license.  Net sales from our licensed properties represented 34% and 38% of our total net sales in the three and six months ended September 30, 2012, respectively, compared to 47% and 48% of our total net sales in the three and six months ended September 30, 2011.

License amortization and royalties expense in the six months ended September 30, 2012 included a $2.0 million benefit related to the reduction of a license obligation that was accrued as of March 31, 2012 as a result of negotiations with one of our previous kids' licensors (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1). In the three and six months ended September 30, 2011, license amortization and royalties expense included a $16.0 million charge related to a license abandoned as part of our fiscal 2012 second quarter business realignment. Excluding these items, license amortization and royalties expense as a percent of net sales in the three and six months ended September 30, 2012 decreased by 1.0 point and increased by less than a point, respectively, compared to the same periods last fiscal year. The decrease in the three months ended September 30, 2012 was primarily due to the smaller mix of net sales from licensed products in the current period compared to the same period last fiscal year. The slight increase in the six months ended September 30, 2012 was primarily due to the mix of licensed products recognized in the current period, such as UFC Undisputed 3, which had higher effective license rates compared to the mix of licensed products recognized in the same period last fiscal year. This was partially offset by the smaller mix of net sales from licensed products in the six months ended September 30, 2012 compared to the same period last fiscal year.

Operating Expenses

Our operating expenses decreased $35.4 million or 42.2% and $92.7 million, or 52.5% in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year.

Product Development (amounts in thousands)

	September 30, 2012	% of net sales	September 30, 2011	% of net sales	% Change
Three Months Ended	$11,583	10.8%	$27,954	19.1%	(58.6)%
Six Months Ended	$20,878	8.7%	$58,143	17.0%	(64.1)%

Product development expense primarily consists of expenses incurred by internal development studios and payments made to external development studios which are not eligible, or are in a phase of development that is not yet able to be capitalized as part of software development. Product development expense decreased $16.4 million and $37.3 million in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year.

Included in the three and six months ended September 30, 2012 was $0.5 million and $1.0 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments (see "Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1).  Included in the three and six months ended September 30, 2011 was $4.5 million and $7.9 million, respectively, of cash severance charges and other employee-based costs recorded related to our business realignments. Excluding these charges, product development expense decreased $12.4 million and $30.3 million in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year.  These decreases were primarily due to a reduction in expenditures resulting from our studio closures and a reduction in the number of games under development.

Selling and Marketing (amounts in thousands)

	September 30, 2012	% of net sales	September 30, 2011	% of net sales	% Change
Three Months Ended	$27,324	25.5%	$37,765	25.9%	(27.6)%
Six Months Ended	$41,963	17.4%	$88,441	25.9%	(52.6)%

Selling and marketing expenses consist of advertising, promotional expenses, and personnel-related costs. Selling and marketing expenses decreased $10.4 million and $46.5 million in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year. The decrease on a dollar-basis in the three and six months ended September 30, 2012 was primarily due to a reduction in spending in support of future releases, as well as a decrease in personnel related costs, compared to the same periods last fiscal year. Additionally, the decrease on a dollar-basis in the six months ended September 30, 2012 reflected reduced spending on new releases as we released fewer new titles in the current period compared to the same period last fiscal year.

Excluding the impact of changes in deferred net revenue, to arrive at a net sales basis that most closely relates to our selling and marketing activities in a given period, selling and marketing expenses as a percent of net sales decreased 1.8 points and 1.7 points in the three and six months ended September 30, 2012, respectively, compared to the same periods last fiscal year. The decrease in the three months ended September 30, 2012 was primarily due to a decrease in marketing support for future releases compared to the same period last fiscal year, as well as a decrease in personnel related costs. The decrease in the six months ended September 30, 2012 was primarily due to decreased marketing support for our portfolio of catalog titles relative to their net sales compared to the same period last fiscal year.

General and Administrative (amounts in thousands)

	September 30, 2012	% of net sales	September 30, 2011	% of net sales	% Change
Three Months Ended	$9,809	9.1%	$12,037	8.2%	(18.5)%
Six Months Ended	$19,941	8.3%	$24,086	7.1%	(17.2)%

General and administrative expenses consist of personnel and related expenses of executive and administrative staff and fees for professional services such as legal and accounting. The decrease of $2.2 million and $4.1 million in general and administrative expenses in the three and six months ended September 30, 2012, respectively, as compared to the same periods in the last fiscal year was primarily due to lower personnel related costs.

Restructuring

Restructuring charges generally include costs such as, severance and other employee-based charges in excess of standard business practices, costs associated with lease abandonments less estimates of sublease income, charges related to long-lived assets, and costs of other non-cancellable contracts.  In the three months ended September 30, 2012 restructuring charges and adjustments reflected a net gain of $0.3 million consisting primarily of adjustments to sublease assumptions in connection with our fiscal 2012 second quarter realignment. In the six months ended September 30, 2012 restructuring charges and adjustments reflected a net expense of $1.1 million, and consisted primarily of adjustments to sublease assumptions in connection with our fiscal 2013 first quarter realignment. In the three and six months ended September 30, 2011, restructuring charges and adjustments were $6.1 million and $5.9 million, respectively, and consisted of charges incurred in connection with previously announced business realignment plans. For further information related to our realignment plans and charges and the events and decisions that gave rise to such charges, see “Note 5 — Restructuring and Other Charges” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists of interest earned on our investments, gains and losses resulting from exchange rate changes for transactions denominated in currencies other than the functional currency, and interest expense, net of capitalization and amortization of debt issuance costs on the Notes and our Credit Agreement and Security Agreement (as amended, collectively, the “Credit Facility”) with Wells Fargo Capital Finance, LLC. For further discussion of the Notes and the Credit Facility, see “Note 6 — Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1.

Interest and other income (expense), net in the three months ended September 30, 2012 was a net gain of $0.7 million, primarily reflecting the removal of accumulated foreign currency translation adjustments related to foreign entities that were closed in connection with our realignment plans. Interest and other income (expense), net in the six months ended September 30, 2012 was expense of $0.1 million, primarily reflecting foreign currency transaction losses which were partially offset by the impact of the removal of accumulated foreign currency translation adjustments related to the foreign entities that were closed in connection with our realignment plans. Interest and other income (expense), net in the three and six months ended September 30, 2011 was income of $2.5 million and $2.9 million, respectively, and primarily consisted of foreign currency transaction gains.

Income Taxes

In the three and six months ended September 30, 2012, we had income tax expense of $2.3 million and $2.8 million, respectively.  Income tax expense in both periods relates primarily to a valuation allowance for certain foreign net operating losses, as well as income earned in foreign jurisdictions, which is not reduced by carryforward losses in the U.S. In the three and six months ended September 30, 2011, we had a tax benefit of $2.0 million and $0.9 million, respectively, which primarily related to losses in foreign tax jurisdictions, generated by deductions at foreign studios due to closures under our business realignment plans. The effective tax rate differs significantly from the federal statutory rate; this difference is primarily due to taxable losses in the U.S. that are fully offset by a valuation allowance.

Liquidity and Capital Resources

Financial Condition

At September 30, 2012, we had working capital of $5.6 million, including cash and cash equivalents of $36.3 million. Our working capital was reduced by $24.2 million related to the non-cash deferral of revenue, net of related expenses, as of September 30, 2012.

As described above, we have delayed the release of South Park: The Stick of Truth, which was originally scheduled for release on March 5, 2013, to early fiscal 2014 due to the need for additional development time and the release of Company of Heroes 2 and Metro: Last Light, both of which are expected to ship in March 2013, later than initially planned. Because of the calendar movement for the release of games, we will likely need to raise additional capital and may also need to defer and/or curtail currently planned expenditures, cancel projects currently in development, sell assets and/or pursue additional external sources of liquidity, which may not be available on financially attractive terms. We have engaged Centerview Partners LLC to assist us in evaluating strategic and financing alternatives intended to improve our overall liquidity, including raising additional capital, preserve our ability to bring games to market during advantageous release windows and to help address the Notes. There can be no assurance that the evaluation of strategic and financing alternatives will result in a transaction or financing, or that, if completed, said transaction and/or financing will be on attractive terms. Our inability to successfully complete a transaction or financing on attractive terms would have a material adverse impact on our ability to comply with the requirements of our credit and debt facilities and to sustain our operations. Our ability to sustain our operations and meet our liquidity needs could also be affected by various risks and uncertainties described in "Part II, Item 1A. Risk Factors."

Sources and Uses of Cash (amounts in thousands)

	September 30, 2012	March 31, 2012	Change
Cash and cash equivalents	$36,269	$75,977	$(39,708)
Percentage of total assets	14%	19%

	Six Months Ended September 30,
	2012	2011	Change
Net cash used in operating activities	$(51,298)	$(22,450)	$(28,848)
Net cash used in investing activities	(3,741)	(4,411)	670
Net cash provided by (used in) financing activities	21,000	(1,243)	22,243
Effect of exchange rate changes on cash	(5,669)	(6,444)	775
Net decrease in cash and cash equivalents	$(39,708)	$(34,548)	$(5,160)

Generally, our primary sources of internal liquidity are cash and cash equivalents. In addition, as further discussed below, we may elect to sell certain of our eligible North American accounts receivable and we have other external sources of liquidity available to us, including our Credit Facility (as described below). Our principal source of cash is from sales of interactive software games designed for play on video game consoles, handheld devices and PCs, including via the Internet. Our principal uses of cash are for product purchases of discs and cartridges along with associated manufacturer's royalties, payments to external developers and licensors, costs of internal software development, and selling and marketing expenses. In the six months ended September 30, 2012 our cash and cash equivalents decreased $39.7 million, from $76.0 million at March 31, 2012 to $36.3 million at September 30, 2012. The decrease in our cash balance was primarily due to investments in software development and payments of other liabilities, partially offset by borrowings under the Credit Facility. For further information regarding the movement in our cash balance during the six months ended September 30, 2012, refer to the condensed consolidated statement of cash flows for that period which is included in Part I, Item 1.

Our business is cyclical and thus our working capital needs are impacted by seasonality and the timing of new product releases. Cash used in operations tends to be at its highest during the first part of the third fiscal quarter, as we invest heavily in inventory for the holiday buying season. During the three months ended September 30, 2012, we borrowed $21.0 million under the Credit Facility. In addition, in order to expedite collections on our accounts receivable, we have sold, and expect to continue to sell certain of our accounts receivables from Walmart Stores, Inc. ("Walmart") without recourse, to Wells Fargo Bank, N.A. ("Wells") (as discussed below).

Walmart Purchase Agreement.
In November 2010, we entered into a Receivables Purchase Agreement ("Purchase Agreement") with Wells. The Purchase Agreement gives us the option to sell our Walmart receivables to Wells, at our discretion, and significantly expedite our Walmart receivables collections. Wells will pay us the value of any receivables we elect to sell, less LIBOR + 1.25% per annum, and then collect the receivables from Walmart. During the three and six months ended September 30, 2012, to expedite our receivables collections from Walmart, we sold $6.1 million and $7.5 million, respectively, of accounts receivable under the Purchase Agreement, without recourse, that would have otherwise been collected subsequent to September 30, 2012. The loss related to interest recognized on this transaction for the three and six months ended September 30, 2012 is classified in "Interest and other income (expense), net" in our condensed consolidated statements of operations and was an immaterial amount. We expect to continue to sell our Walmart accounts receivable pursuant to the Purchase Agreement to further expedite collections.

Credit Facility.
On September 23, 2011, we entered into the Credit Facility. The Credit Facility provides for an asset based revolving credit facility providing for up to $50.0 million in aggregate principal amount of loans and other financing accommodations. The Credit Facility allows up to $10.0 million of the total to be used as a letter of credit subfacility. Although the Credit Facility provides up to $50.0 million in borrowings, the current available borrowing base reduces the potential for additional borrowing at this time. At September 29, 2012 we were in default under the terms of the Credit Facility (see discussion below).

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
The Credit Facility provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency, default on certain agreements related to indebtedness, including the Notes, and entry of certain judgments against us. Upon the occurrence of a continuing event of default and at the option of the required lenders (as defined in the Credit Facility), all of the amounts outstanding under the Credit Facility may be declared to be immediately due and payable and any amount outstanding will bear interest at 2.0% above the interest rate otherwise applicable.  In the event loan availability on the Credit Facility is below 12.5% (16% beginning January 1, 2013) of the maximum revolver amount (the "Covenant Testing Level"), the Credit Facility requires, among other matters, that we maintain certain financial covenants.  In the event the financial covenants become applicable, we would be required to maintain an annual fixed charge coverage ratio, as defined in the Credit Facility, of at least 1.1 to 1.0.
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
During the three months ended September 30, 2012, we borrowed $21.0 million under the Credit Facility. In the three months ended September 30, 2012 interest expense was $0.2 million and amortization of debt issuance costs related to the Credit Facility was $0.2 million; these amounts were capitalized as part of our in-process software development costs. As of September 30, 2012 we had outstanding borrowings under the Credit Facility of $21.0 million. During the six months ended September 30, 2012, we established a letter of credit for $0.6 million under the Credit Facility that is related to a lease we have for one of our studio locations.

At September 29, 2012, the last day of our fiscal 2013 second quarter, borrowings under the Credit Facility were $21.0 million. The borrowings are classified as a current liability and reflected in the “Secured credit line” line item in our condensed consolidated balance sheet. On October 15, 2012, we submitted to Wells Fargo a detail of our eligible accounts receivable and inventories as of September 29, 2012. Wells Fargo used that information to calculate the borrowing base certificate as of September 29, 2012. That borrowing base certificate was returned to us on October 16, 2012 and indicated we were over-advanced under the Credit Facility, thereby triggering the requirement that we maintain certain financial covenants and reduce the amount of our borrowings under the Credit Facility. As of September 29, 2012, we did not meet the applicable financial covenant and thus an event of default arose under the terms of the Credit Facility. On October 17, 2012, we repaid $5.6 million in borrowings under the Credit Facility in an effort to regain compliance under the Credit Facility as of that date. On October 17, 2012, after the repayment, borrowings outstanding under the Credit Facility were $15.4 million. Wells Fargo continued to fund our requests for borrowings under the Credit Facility, as evidenced by a $1.0 million borrowing made on November 2, 2012. On November 7, 2012, we were informed by Wells Fargo that because (i) loan availability was less than the Covenant Testing Level on one or more occasions as of and after September 29, 2012, and (ii) we failed to comply with the fixed charge coverage ratio for the quarter ended September 29, 2012, an event of default had occurred under the terms of the Credit Facility. We are currently in discussions with Wells Fargo regarding the asserted event of default and believe that we will reach an agreement with Wells Fargo with respect to such default; however, there can be no assurance that we will achieve an agreement. As of September 29, 2012, the default under our Credit Facility did not trigger a cross-default under the Notes.

At September 30, 2012, approximately 52% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  We expect to repatriate all or a portion of these funds to the U.S., and we may be required to pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the U.S., as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.  However, the repatriation of foreign cash may be subject to certain restrictions and/or limitations which may hinder our ability to repatriate such cash to the U.S.

Cash Flow from Operating Activities.  Cash used in operating activities was $51.3 million in the six months ended September 30, 2012, compared to $22.5 million in the same period last fiscal year.  The change in cash flow from operating activities was primarily the result of higher cash collections of receivables in the six months ended September 30, 2011 which was related to releases that occurred late in the fourth quarter of fiscal 2011. This was partially offset by a decrease in investment in software development.

Cash Flow from Investing Activities.  Cash used in investing activities was $3.7 million in the six months ended September 30, 2012, compared to $4.4 million in the same period last fiscal year.  The change in cash flow from investing activities was primarily due to a decrease in purchases of property and equipment.

Cash Flow from Financing Activities.  Cash provided by financing activities in the six months ended September 30, 2012 was $21.0 million compared to cash used in financing activities of $1.2 million in the same period last fiscal year. The change in cash flow from financing activities was primarily due to borrowings under the Credit Facility.

Effect of Exchange Rate Changes on Cash.  Changes in foreign currency translation rates decreased our reported cash balance by $5.7 million.

Key Balance Sheet Accounts

At September 30, 2012, our total current assets were $167.8 million, down from $290.0 million at March 31, 2012. In addition to cash and cash equivalents, our current assets primarily consisted of:

Accounts Receivable. Accounts receivable decreased $9.3 million, from $16.0 million at March 31, 2012 to $6.7 million at September 30, 2012. The decrease was primarily due to lower sales volumes in the second quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012. Accounts receivable allowances were $47.8 million at September 30, 2012, a $22.6 million decrease from $70.4 million at March 31, 2012. Allowances for price protection and returns as a percentage of trailing nine-month net sales, excluding the impact of changes in deferred net revenue, were 13% at September 30, 2012 and 2011. We believe our current allowances are adequate based on historical experience, inventory remaining in the retail channel, and the rate of inventory sell-through in the retail channel.

Inventory. Inventory decreased $6.1 million, from $18.5 million at March 31, 2012 to $12.4 million at September 30, 2012. The decrease in inventory was primarily due to the timing of releases. Inventory turns, excluding the impact of changes in deferred costs, on a rolling twelve-month basis were 15 and 14 at September 30, 2012 and March 31, 2012, respectively.

Licenses. Our investment in licenses, including the long-term portion, decreased $16.9 million, from $64.5 million at March 31, 2012 to $47.6 million at September 30, 2012. The decrease was primarily due to the recognition of previously deferred license amortization and royalties expense.

Software Development. Capitalized software development, including the long-term portion, decreased $26.6 million, from $130.6 million at March 31, 2012 to $104.0 million at September 30, 2012. The decrease was primarily due to the recognition of previously deferred software amortization and royalties expense. Approximately 90% of the software development asset balance at September 30, 2012 is for titles that have expected release dates in the remainder of fiscal 2013 and beyond.

Total current liabilities at September 30, 2012, were $162.2 million, down from $271.3 million at March 31, 2012. Current liabilities primarily consisted of:

Accounts Payable. Accounts payable increased $14.5 million, from $42.9 million at March 31, 2012 to $57.4 million at September 30, 2012. The increase in accounts payable was primarily due to the timing of product development milestone payments.

Accrued and Other Current Liabilities. Accrued and other current liabilities decreased $33.9 million, from $83.7 million at March 31, 2012 to $49.8 million at September 30, 2012. The decrease was primarily due to payment of obligations.

Our liabilities at September 30, 2012 also consisted of:

Other Long-term Liabilities. Other long-term liabilities decreased $9.4 million, from $53.8 million at March 31, 2012 to $44.4 million at September 30, 2012. The decrease was primarily due to renegotiations with one of our licensors, as well as movements of a portion of the settlement payment due to Jakks, from long-term into current liabilities.

Convertible Senior Notes. We issued the Notes on August 4, 2009 and the full principal amount of $100.0 million is outstanding as of September 30, 2012 (see “Note 6 — Debt” in the notes to the condensed consolidated financial statements in Part I, Item 1).

Inflation

Our management currently believes that inflation has not had, and does not currently have, a material impact on continuing operations.

Contractual Obligations

Guarantees and Commitments

A summary of annual minimum contractual obligations and commercial commitments as of September 30, 2012 is as follows (amounts in thousands):

	Contractual Obligations and Commercial Commitments (6)
Fiscal Years Ending March 31,	Licenses and Software Development (1)	Advertising (2)	Leases (3)	Debt (4)	Other (5)	Total
Remainder of 2013	$45,027	$5,004	$7,464	$21,000	$1,981	$80,476
2014	30,967	9,020	14,093	—	3,624	57,704
2015	13,600	970	12,620	100,000	424	127,614
2016	7,500	567	7,636	—	90	15,793
2017	7,500	509	4,721	—	—	12,730
Thereafter	—	375	11,948	—	—	12,323
	$104,594	$16,445	$58,482	$121,000	$6,119	$306,640

(1)
Licenses and Software Development.  We enter into contractual arrangements with third parties for the rights to exploit intellectual property and for the development of products.  Under these agreements, we commit to provide specified payments to an intellectual property holder or developer.  Assuming all contractual provisions are met, the total future minimum contract commitments for such agreements in place as of September 30, 2012 are $104.6 million. License commitments in the table above include $44.8 million of commitments payable to licensors that are included in both "Accrued and other current liabilities" and "Other long-term liabilities" in our September 30, 2012 condensed consolidated balance sheet because the licensors do not have any remaining significant performance obligations.

(2)
Advertising.  We have certain minimum advertising commitments under many of our major license agreements. These minimum commitments are based upon the specific arrangements we have with the respective licensors and range from fixed amounts to specified percentages of projected net sales (ranging from 3%-8%) related to the respective licenses.

(3)
Leases.  We are committed under operating leases with lease termination dates through 2020.  Most of our leases contain rent escalations.  Of these obligations, $2.3 million and $2.2 million are accrued and classified as "Accrued and other current liabilities" and "Other long-term liabilities," respectively, in our September 30, 2012 condensed consolidated balance sheet due to the abandonment of certain lease obligations in connection with our realignment plans (see "Note 5 — Restructuring and Other Charges"). We expect future sublease rental income under non-cancellable agreements of approximately $2.1 million; this income is not contemplated in the lease commitments shown in the table above.

(4)
Debt.  We issued the Notes on August 4, 2009.  The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year, beginning February 15, 2010, through maturity and are convertible at each holder's option at any time prior to the close of business on the trading day immediately preceding the maturity date.  Absent any conversions or required repurchases of the Notes, we expect to pay $2.5 million in fiscal 2013, $5.0 million in fiscal 2014, and $2.5 million in fiscal 2015, for an aggregate of $10.0 million in interest payments over the remaining term of the Notes (see "Note 6 — Debt").

As of September 30, 2012 we had outstanding borrowings under the Credit Facility of $21.0 million (see "Note 6 — Debt").

(5)
Other.  As discussed more fully in "Note 14 — Joint Venture and Settlement Agreements" in the notes to the consolidated financial statements in our 2012 10-K, amounts payable to Jakks totaling $5.0 million are reflected in the table above. The present value of these amounts is included in "Accrued and other current liabilities" and "Other long-term liabilities" in our condensed consolidated balance sheet at September 30, 2012 (see "Note 2 — Balance Sheet Details"). The remaining other commitments included in the table above are also included as current or long-term liabilities in our September 30, 2012 condensed consolidated balance sheet.

(6)
We have omitted unrecognized tax benefits from this table due to the inherent uncertainty regarding the timing and amount of certain payments related to these unrecognized tax benefits.  The underlying positions have not been fully developed under audit to quantify at this time.  At September 30, 2012, we had $3.9 million of unrecognized tax benefits.  See "Note 9 — Income Taxes" for further information regarding the unrecognized tax benefits.

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

Interest Rate Risk

At September 30, 2012, our $36.3 million of cash and cash equivalents were comprised of cash and time deposits and money market funds; none of our cash equivalents are classified as trading securities.  We generally manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities.  However, because short-term investments mature relatively quickly and are generally reinvested at the then current market rates, interest income on a portfolio consisting of cash equivalents and short-term investments is more subject to market fluctuations than a portfolio of longer-term investments.  The value of these investments may fluctuate with changes in interest rates; however, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Interest income recognized in the three and six months ended September 30, 2012 was $0.1 million and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

At September 30, 2012, we had outstanding borrowings under the Credit Facility of $21.0 million.

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

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by entering into foreign exchange forward contracts that generally have maturities less than 90 days. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net sales and operating expenses. During the six months ended September 30, 2012 and 2011, we did not enter into any foreign exchange forward contracts related to cash flow hedging activities.

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

At September 30, 2012, we did not have any outstanding foreign currency exchange forward contracts related to balance sheet hedging activities. The contracts we did have during the six months ended September 30, 2012, consisted primarily of AUD, CAD, EUR, and GBP; the net loss recognized from these contracts during that period was $4.3 million and is included in "Interest and other income (expense), net" in our condensed consolidated statements of operations.

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

We do not hedge foreign currency translation risk. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $9.2 million and a decrease in reported income from operations before income taxes of approximately $0.3 million for the six months ended September 30, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets of approximately $16.7 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, have concluded that as of September 30, 2012, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Securities Class Action Case

A purported class action lawsuit on behalf of purchasers of THQ common stock between May 3, 2011 and February 3, 2012 (the "Class Period"), styled Zaghian vs. THQ Inc., et al., was filed against the Company and certain executive officers of the Company on June 15, 2012, in the United States District Court for the Central District of California, Southern Division.  The complaint alleges that the defendants knowingly made materially false and misleading statements regarding the Company's uDraw GameTablet during the Class Period.  The complaint seeks unspecified damages, reasonable attorneys' and experts' fees and costs and other relief. On July 19, 2012, the court granted the parties' stipulation providing that the defendants do not have to answer or file a motion to dismiss until sixty (60) days after the filing of an amended complaint. On September 14, 2012, the Court appointed Mike Hernandez as lead plaintiff and his counsel Levi Korsinsky as lead counsel. Pursuant to the stipulation and order of the court, an amended complaint is to be filed within sixty (60) days of the Court's order appointing lead counsel or November 13, 2012.  The Company and the other defendants believe the complaint is without merit and intend to vigorously defend the pending lawsuit.

Shareholder Derivative Actions

Three derivative actions were filed against the Company, Brian Farrell, Paul Pucino and the independent members of the Board of Directors by three different purported THQ shareholders - Parker Hine, Jonathan Kaplan, and Basudeb Dey. The actions filed by plaintiffs Parker Hine and Basudeb Dey were filed in Los Angeles Superior Court on August 28, 2012 and October 10, 2012, respectively. The action filed by plaintiff Jonathan Kaplan was filed in the United States District Court for the Central District of California on September 21, 2012. The allegations in each complaint are similar and predicated on the allegations in the federal securities class action summarized above.

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

We require additional capital to fund our planned business operations.

Development of quality products requires substantial up-front expenditures and thus we expect to utilize a substantial portion of our existing cash and cash equivalents and other working capital to develop our upcoming products. In addition to our cash and cash equivalents, the company has an asset-based credit facility that, subject to the terms and conditions thereof, provides up to $50.0 million in financing that we have drawn against in order to fund our business operations. As described above in Part I, Item 2 in the "Liquidity and Capital Resources" discussion, on November 7, 2012, we were informed by Wells Fargo that because (i) loan availability was less than the Covenant Testing Level on one or more occasions as of and after September 29, 2012, and (ii) we failed to comply with the fixed charge coverage ratio for the quarter ended September 29, 2012, an event of default had occurred under the terms of the Credit Facility (see “We failed to comply with a financial covenant under the Credit Facility, and as a result, an event of default has occurred under the terms of the Credit Facility.” below). Also as described above in Part I, Item 2 in the "Liquidity and Capital Resources" discussion, we have delayed the release of South Park: The Stick of Truth, which was originally scheduled for release on March 5, 2013, to early fiscal 2014 due to the need for additional development time and the release of Company of Heroes 2 and Metro: Last Light, both of which are expected to ship in March 2013, later than initially planned. Because of the calendar movement for the release of games, the company will likely need to raise additional capital and may need to also defer and/or curtail currently planned expenditures, cancel projects currently in development, sell assets and/or pursue additional external sources of liquidity, which may not be available on financially attractive terms. We have engaged Centerview Partners LLC to assist us in evaluating strategic and financing alternatives intended to improve our overall liquidity, including raising additional capital, preserve our ability to bring games to market during advantageous release windows and to help address the Notes. There can be no assurance that the evaluation of strategic and financing alternatives will result in a transaction or financing, or that, if completed, said transaction and/or financing will be on attractive terms. Our inability to successfully complete a transaction or financing on attractive terms would have a material adverse impact on our ability to comply with the requirements of our credit and debt facilities and to sustain our operations.

Repatriation of foreign cash may be subject to certain restrictions and/or limitations which may hinder our ability to repatriate such cash to the U.S.

At September 30, 2012, approximately 52% of our cash and cash equivalents were domiciled in foreign tax jurisdictions.  We expect to repatriate all or a portion of these funds to the U.S., and we may be required to pay additional taxes (such as foreign withholdings) in certain foreign jurisdictions, which we do not expect to be significant. We do not anticipate that such repatriation, in the short-term, would result in actual cash payments in the U.S., as the taxable event would likely be offset by the utilization of our net operating losses and tax credits.  However, the repatriation of foreign cash may be subject to certain restrictions and/or limitations which may hinder our ability to repatriate such cash to the U.S.

We failed to comply with a financial covenant under the Credit Facility, and as a result, an event of default has occurred under the terms of the Credit Facility.

At September 29, 2012, the last day of our fiscal 2013 second quarter, borrowings under the Credit Facility were $21.0 million. The borrowings are classified as a current liability and reflected in the “Secured credit line” line item in our condensed consolidated balance sheet. On October 15, 2012, we submitted to Wells Fargo a detail of our eligible accounts receivable and inventories as of September 29, 2012. Wells Fargo used that information to calculate the borrowing base certificate as of September 29, 2012. That borrowing base certificate was returned to us on October 16, 2012 and indicated we were over-advanced under the Credit Facility, thereby triggering the requirement that we maintain certain financial covenants and reduce the amount of our borrowings under the Credit Facility. As of September 29, 2012, we did not meet the applicable financial covenant and thus an event of default arose under the terms of the Credit Facility. On October 17, 2012, we repaid $5.6 million in borrowings under the Credit Facility in an effort to regain compliance under the Credit Facility as of that date. On October 17, 2012, after the repayment, borrowings outstanding under the Credit Facility were $15.4 million. Wells Fargo continued to fund our requests for borrowings under the Credit Facility, as evidenced by a $1.0 million borrowing made on November 2, 2012. On November 7, 2012, we were informed by Wells Fargo that because (i) loan availability was less than the Covenant Testing Level on one or more occasions as of and after September 29, 2012, and (ii) we failed to comply with the fixed charge coverage ratio for the quarter ended September 29, 2012, an event of default had occurred under the terms of the Credit Facility. We are currently in discussions with Wells Fargo regarding the asserted event of default and believe that we will reach an agreement with Wells Fargo with respect to such default; however, there can be no assurance that we will achieve an agreement. As of September 29, 2012, the default under our Credit Facility did not trigger a cross-default under the Notes.

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

We may not be able to refinance or generate sufficient cash to service and/or pay the Notes.

On August 4, 2009, we issued the Notes. The Notes pay interest semiannually, in arrears on February 15 and August 15 of each year and are due August 15, 2014, unless earlier converted, redeemed or repurchased. If we fail to maintain our listing with any U.S. national securities exchange, the holders of the Notes may require us to repay the principal prior to the maturity date. Our ability to make principal and interest payments on the Notes will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to refinance the Notes or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal or interest on the Notes. In addition, if the Notes are converted to common stock, our current stockholders will suffer dilution in their percentage ownership. The conversion price is $85.13 and depending upon the performance of our stock, it is very unlikely that the Notes will be converted and thus will become due and payable on August 15, 2014.

As described above in Part I, Item 2 in the "Liquidity and Capital Resources" discussion, on November 7, 2012, we were informed by Wells Fargo that because (i) loan availability was less than the Covenant Testing Level on one or more occasions as of and after September 29, 2012, and (ii) we failed to comply with the fixed charge coverage ratio for the quarter ended September 29, 2012, an event of default had occurred under the terms of the Credit Facility. As of September 29, 2012, the default under our Credit Facility did not trigger a cross-default under the Notes.

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

We have experienced, and may continue to experience, significant quarterly fluctuations in sales and operating results. The interactive entertainment software industry is highly seasonal, with sales typically significantly higher during the calendar year-end holiday buying season. Other factors that cause fluctuations in our sales and operating results include:

•	the timing of our release of new titles as well as the release of our competitors' products;

•	the popularity of both new titles and titles released in prior periods;

•	the deferral or subsequent recognition of net sales and costs related to certain of our products which contain online functionality;

•	the profit margins for titles we sell;

•	the competition in the industry for retail shelf space;

•	the fluctuations in size and rate of growth of consumer demand for titles for different platforms; and

•	the timing of the introduction of new platforms and the accuracy of retailers' forecasts of consumer demand.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock by the Company during the quarter ended September 30, 2012.

Limitations upon Payment of Dividends

Our Credit Facility contains limitations on our ability to pay cash dividends.

Item 3. Defaults Upon Senior Securities

The disclosure under “Item 5. Other Information” is incorporated by reference herein.

Item 5. Other Information

At September 29, 2012, the last day of our fiscal 2013 second quarter, borrowings under the Credit Facility were $21.0 million. The borrowings are classified as a current liability and reflected in the “Secured credit line” line item in our condensed consolidated balance sheet. On October 15, 2012, we submitted to Wells Fargo a detail of our eligible accounts receivable and inventories as of September 29, 2012. Wells Fargo used that information to calculate the borrowing base certificate as of September 29, 2012. That borrowing base certificate was returned to us on October 16, 2012 and indicated we were over-advanced under the Credit Facility, thereby triggering the requirement that we maintain certain financial covenants and reduce the amount of our borrowings under the Credit Facility. As of September 29, 2012, we did not meet the applicable financial covenant and thus an event of default arose under the terms of the Credit Facility. On October 17, 2012, we repaid $5.6 million in borrowings under the Credit Facility in an effort to regain compliance under the Credit Facility as of that date. On October 17, 2012, after the repayment, borrowings outstanding under the Credit Facility were $15.4 million. Wells Fargo continued to fund our requests for borrowings under the Credit Facility, as evidenced by a $1.0 million borrowing made on November 2, 2012. On November 7, 2012, we were informed by Wells Fargo that because (i) loan availability was less than the Covenant Testing Level on one or more occasions as of and after September 29, 2012, and (ii) we failed to comply with the fixed charge coverage ratio for the quarter ended September 29, 2012, an event of default had occurred under the terms of the Credit Facility. We are currently in discussions with Wells Fargo regarding the asserted event of default and believe that we will reach an agreement with Wells Fargo with respect to such default; however, there can be no assurance that we will achieve an agreement. As of September 29, 2012, the default under our Credit Facility did not trigger a cross-default under the Notes.

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

10.1
Second Amendment to Confidential License Agreement for the Wii Console (Western Hemisphere) effective as of October 12, 2012 between Nintendo of America Inc. and THQ Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2012).

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

11/13/2012	THQ INC.

	By:	/s/ Brian J. Farrell
Brian J. Farrell,
Chairman of the Board and Chief Executive Officer

11/13/2012	THQ INC.

	By:	/s/ Paul J. Pucino
Paul J. Pucino,
Executive Vice President, Chief Financial Officer and Chief Accounting Officer